Form 10-Q
period 2011-03-31
GNC HOLDINGS, INC.
filed 2011-05-10
CIK 1502034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number:  333-144396

GNC Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-8536244
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

300 Sixth Avenue	15222
Pittsburgh, Pennsylvania	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code:  (412) 288-4600

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     [    ] Yes [ X ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [    ] Yes [    ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer[ X ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [      ] Yes [ X ] No

As of May 4, 2011, the number of outstanding shares of Class A common stock, par value $0.001 per share (the “Class A common stock”), and the number of outstanding shares of Class B common stock, par value $0.001 per share (the “Class B common stock”), of GNC Holdings, Inc. were 90,063,598 shares and 13,782,311 shares, respectively.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GNC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, including share data)

	March 31,	December 31,
	2011	2010
Current assets:	(unaudited)

Cash and cash equivalents	$373,857	$193,902
Receivables, net	104,270	102,874
Inventories (Note 3)	419,512	381,949
Prepaids and other current assets	40,445	40,569
Total current assets	938,084	719,294

Long-term assets:
Goodwill (Note 4)	625,672	625,241
Brands (Note 4)	720,000	720,000
Other intangible assets, net (Note 4)	145,542	147,224
Property, plant and equipment, net	192,056	193,428
Deferred financing fees, net	17,177	14,129
Other long-term assets	5,375	5,767
Total long-term assets	1,705,822	1,705,789

Total assets	$2,643,906	$2,425,083

Current liabilities:
Accounts payable	$156,203	$98,662
Accrued payroll and related liabilities	25,568	25,656
Accrued interest (Note 5)	2,983	13,372
Current portion, long-term debt (Note 5)	13,592	28,070
Deferred revenue and other current liabilities	82,555	69,065
Total current liabilities	280,901	234,825

Long-term liabilities:
Long-term debt (Note 5)	1,188,001	1,030,429
Deferred tax liabilities, net	289,134	288,015
Other long-term liabilities	31,704	33,950
Total long-term liabilities	1,508,839	1,352,394

Total liabilities	1,789,740	1,587,219

Preferred stock, $0.001 par value, 60,000 shares authorized: Series A, 30,500 shares designated, 30,134 shares issued, 29,867 shares outstanding and 267 shares held in treasury at March 31, 2011, and December 31, 2010	222,613	218,381

Stockholders’ equity:
Common stock, $0.001 par value, 150,000 shares authorized:
Class A, 59,968 shares issued and 59,199 shares outstanding and 769 shares held in treasury at March 31, 2011 and December 31, 2010	60	60
Class B, 28,169 shares issued and outstanding at March 31, 2011 and December 31, 2010	28	28
Paid-in-capital	452,526	451,728
Retained earnings	176,915	171,224
Treasury stock, at cost	(2,277)	(2,277)
Accumulated other comprehensive income (loss)	4,301	(1,280)
Total stockholders’ equity	631,553	619,483

Total liabilities and stockholders’ equity	$2,643,906	$2,425,083

The accompanying notes are an integral part of the consolidated financial statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited)

(in thousands, except per share data)

	Three months ended March 31,
	2011	2010

Revenue	$506,008	$465,019

Cost of sales, including costs of warehousing, distribution and occupancy	322,161	299,120
Gross profit	183,847	165,899

Compensation and related benefits	71,273	67,833
Advertising and promotion	14,207	15,454
Other selling, general and administrative	28,483	25,505
Foreign currency gain	(167)	(76)
Transaction related costs	12,362	-
Operating income	57,689	57,183

Interest expense, net (Note 5)	38,376	16,612

Income before income taxes	19,313	40,571

Income tax expense	9,390	14,910

Net income	$9,923	$25,661

Income per share - Basic and Diluted:

Net income	$9,923	$25,661
Preferred stock dividends	(4,232)	(4,962)
Net income available to common shareholders	$5,691	$20,699

Earnings per share:
Basic	$0.07	$0.24
Diluted	$0.06	$0.24

Weighted average common shares outstanding:
Basic	87,367	87,339
Diluted	90,088	87,574

The accompanying notes are an integral part of the consolidated financial statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity and Comprehensive Income (Loss)

(unaudited)

(in thousands, including share data)

								Accumulated
	Class A		Class B					Other	Total
	Common Stock		Common Stock		Treasury	Paid-in-	Retained	Comprehensive	Stockholders’
	Shares	Dollars	Shares	Dollars	Stock	Capital	Earnings	Income/(Loss)	Equity
Balance at December 31, 2010	59,199	$60	28,169	$28	$(2,277)	$ 451,728	$171,224	$(1,280)	$619,483

Comprehensive income (loss):
Net income	-	-	-	-	-	-	9,923	-	9,923
Unrealized gain on derivatives designated and qualified as cash flow hedges, net of tax of $2,718	-	-	-	-	-	-	-	4,751	4,751
Foreign currency translation adjustments	-	-	-	-	-	-	-	830	830
Comprehensive income									15,504

Preferred stock dividends	-	-	-	-	-	-	(4,232)	-	(4,232)
Non-cash stock-based compensation	-	-	-	-	-	798	-	-	798

Balance at March 31, 2011	59,199	$60	28,169	$28	$(2,277)	$ 452,526	$176,915	$4,301	$631,553

Balance at December 31, 2009	59,170	$60	28,169	$28	$(2,474)	$ 448,556	$95,263	$(7,199)	$534,234

Comprehensive income (loss):
Net income	-	-	-	-	-	-	25,661	-	25,661
Unrealized gain on derivatives designated and qualified as cash flow hedges, net of tax of $159	-	-	-	-	-	-	-	279	279
Foreign currency translation adjustments	-	-	-	-	-	-	-	950	950
Comprehensive income									26,890

Issuance of class A common stock	14	-	-	-	-	90	-	-	90
Preferred stock dividends	-	-	-	-	-	-	(4,962)	-	(4,962)
Non-cash stock-based compensation	-	-	-	-	-	842	-	-	842

Balance at March 31, 2010	59,184	$60	28,169	$28	$(2,474)	$449,488	$ 115,962	$(5,970)	$557,094

The accompanying notes are an integral part of the consolidated financial statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three months ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,923	$25,661

Adjustments to reconcile net income to net cash provided by operating activities:
Write-off of deferred financing fees - early debt extinguishment	13,402	-
Amortization of original issue discount - early debt extinguishment	1,556	-
Depreciation expense	9,576	9,564
Amortization of intangible assets	1,909	2,186
Amortization of deferred financing fees	896	1,056
Amortization of original issue discount	108	99
Increase in provision for inventory losses	4,568	1,946
Non-cash stock-based compensation	798	842
Increase (decrease) in provision for losses on accounts receivable	151	(122)
Changes in assets and liabilities:
Increase in receivables	(2,221)	(2,082)
Increase in inventory	(40,799)	(20,846)
Decrease in other working capital	2,131	10,218
Increase in accounts payable	57,603	47,144
Decrease in interest payable	(10,389)	(8,474)
Increase in accrued liabilities	15,397	4,926
Net cash provided by operating activities	64,609	72,118

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(7,768)	(7,313)
Franchise store conversions	-	4
Store acquisition costs	(608)	(230)
Net cash used in investing activities	(8,376)	(7,539)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of 2007 Senior Credit Facilty	(644,382)	-
Redemption of Senior Toggle Notes	(300,000)	-
Redemption of Senior Subordinated Notes	(110,000)	-
Issuance of Class A Common Stock	-	90
Borrowings on 2011 Senior Credit Facility	1,196,200	-
Payments on long-term debt	(389)	(599)
Financing fees	(17,346)	-
Net cash provided by (used in) financing activities	124,083	(509)

Effect of exchange rate on cash and cash equivalents	(361)	(39)
Net increase in cash and cash equivalents	179,955	64,031
Beginning balance, cash and cash equivalents	193,902	89,948
Ending balance, cash and cash equivalents	$373,857	$153,979

The accompanying notes are an integral part of the consolidated financial statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.  NATURE OF BUSINESS

General Nature of Business. GNC Holdings, Inc., formerly GNC Acquisition Holdings Inc., a Delaware corporation (“Holdings”, and collectively with its subsidiaries and, unless the context requires otherwise, its and their respective predecessors, the “Company”), is a leading specialty retailer of nutritional supplements, which include: vitamins, minerals and herbal supplements (“VMHS”), sports nutrition products, diet products and other wellness products.

The Company’s organizational structure is vertically integrated as the operations consist of purchasing raw materials, formulating and manufacturing products and selling the finished products through its three primary segments: retail, franchising and manufacturing/wholesale.  Corporate retail store operations are located in North America and Puerto Rico, and in addition the Company offers products domestically through GNC.com and www.drugstore.com. Franchise stores are located in the United States and 48 international countries (including distribution centers where retail sales are made).  The Company operates its primary manufacturing facilities in South Carolina and distribution centers in Arizona, Pennsylvania and South Carolina. The Company manufactures the majority of its branded products, but also merchandises various third party products. Additionally, the Company licenses the use of its trademarks and trade names.

The processing, formulation, packaging, labeling and advertising of the Company’s products are subject to regulation by one or more federal agencies, including the Food and Drug Administration (“FDA”), Federal Trade Commission (“FTC”), Consumer Product Safety Commission, United States Department of Agriculture and the Environmental Protection Agency. These activities are also regulated by various agencies of the states and localities in which the Company’s products are sold.

NOTE 2.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the prospectus (the “Prospectus”) contained in the Company’s Registration Statement on Form S-1, as amended (Registration No. 333-169618), which was declared effective on March 31, 2011 (the “Registration Statement”). There have been no material changes to the application of critical accounting policies and significant judgments and estimates since December 31, 2010.

The accompanying unaudited consolidated financial statements include all adjustments (consisting of a normal and recurring nature) that management considers necessary for a fair statement of financial information for the interim periods.  Interim results are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2011.

Principles of Consolidation. The consolidated financial statements include the accounts of Holdings, all of its subsidiaries and a variable interest entity. All material intercompany transactions have been eliminated in consolidation.

Use of Estimates.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. Accordingly, these estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Some of the most significant estimates pertaining to the Company include the valuation of inventories, the allowance for doubtful accounts, income tax valuation allowances and the recoverability of long-lived assets. On a regular basis, management reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.

GNC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Financial Instruments and Derivatives.  As part of the Company’s financial risk management program, it has historically used certain derivative financial instruments to reduce its exposure to market risk for changes in interest rates primarily in respect of its long-term debt obligations.  The Company has not historically entered into, and does not intend to enter into, derivative transactions for speculative purposes and holds no derivative instruments for trading purposes.  Floating-to-fixed interest rate swap agreements, designated as cash flow hedges of interest rate risk, were entered into from time to time to hedge the Company’s exposure to interest rate changes on a portion of the Company’s floating rate debt. The interest rate swap agreements converted a portion of the Company’s floating rate debt to fixed rate debt.  Interest rate floors designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates fall below the strike rate on the contract in exchange for an upfront premium. The Company recorded the fair value of these contracts as an asset or a liability, as applicable, in the balance sheet, with the offset to accumulated other comprehensive income (loss), net of tax.  The Company measured hedge effectiveness by assessing the changes in the fair value or expected future cash flows of the hedged item.  The ineffective portions, if any, were recorded in interest expense in the current period.

Derivatives designated as hedging instruments were recorded in the consolidated balance sheet at fair value as follows:

		Fair Value
	Balance Sheet Location	March 31, 2011	December 31, 2010
		(unaudited)
		(in thousands)

Interest Rate Products	Other current liabilities	$-	$4,395

Interest Rate Products	Other long-term liabilities	$-	$3,074

For the period ended December 31, 2010, the Company had interest rate swap agreements outstanding that effectively converted notional amounts of an aggregate $550.0 million of debt from floating to fixed interest rates.  The four outstanding agreements were to mature between April 2011 and September 2012. Amounts related to derivatives were reported in accumulated other comprehensive income (loss) and reclassified to interest expense as interest payments were made on the Company’s variable-rate debt.   In conjunction with a refinancing transaction (the “Refinancing”) on March 4, 2011, the Company repaid in full the 2007 Senior Credit Facility (the “2007 Senior Credit Facility”), its outstanding Senior Notes and its outstanding Senior Subordinated Notes (as defined below), and the four agreements were settled and terminated for an aggregate cash payment of $8.7 million.  During the first quarter of 2011, $8.1 million of accumulated unrealized losses on the swaps was reclassified to interest expense, of which $5.8 million was accelerated due to the debt retirement and swap terminations on March 4, 2011.  No such derivative instruments are currently outstanding.

Components of gains and losses recorded in the consolidated balance sheet and consolidated income statements for the three months ended March 31, 2011 and 2010 were as follows:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)

(unaudited)
(in thousands)

2011

Interest Rate Products	$(639)	Interest income (expense)	$(8,108)

2010

Interest Rate Products	$(3,659)	Interest income (expense)	$(4,097)

GNC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Transaction Related Cost.  The Company recognizes transaction related costs as expenses in the period incurred.  For the three months ending March 31, 2011, the Company recognized $12.4 million of these expenses.

Recently Issued Accounting Pronouncements

As of March 31, 2011, there were no recently issued accounting standard that are expected to have a material impact on the Company’s consolidated financial statements.

NOTE 3.  INVENTORIES

Inventories at each respective period consisted of the following:

	March 31,	December 31,
	2011	2010
	(unaudited)
	(in thousands)

Finished product ready for sale	$345,595	$319,212
Work-in-process, bulk product and raw materials	66,952	57,165
Packaging supplies	6,965	5,572
	$419,512	$381,949

NOTE 4. GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill represents the excess of purchase price over the fair value of identifiable net assets of acquired entities.  In accordance with the standard on intangibles and goodwill, goodwill and intangible assets with indefinite useful lives are not amortized, but instead are tested for impairment at least annually.  Other intangible assets with finite lives are amortized on a straight-line or declining balance basis over periods not exceeding 35 years.

For the three months ended March 31, 2011, the Company acquired ten franchise stores.  These acquisitions were accounted for utilizing the acquisition method of accounting and the Company recorded the acquired inventory, fixed assets, franchise rights and goodwill, with an applicable reduction to receivables and cash. The total purchase price associated with these acquisitions was $1.5 million, of which $0.6 million was paid in cash.

The following table summarizes the Company’s goodwill activity:

			Manufacturing/
	Retail	Franchising	Wholesale	Total
	(in thousands)
Balance at December 31, 2010	$305,097	$117,303	$202,841	$625,241
Acquired franchise stores	431	-	-	431
Balance at March 31, 2011 (unaudited)	$305,528	$117,303	$202,841	$625,672

GNC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the Company’s intangible asset activity:

	Retail	Franchise	Operating	Franchise
	Brand	Brand	Agreements	Rights	Total
	(in thousands)
Balance at December 31, 2010	$500,000	$220,000	$146,223	$1,001	$867,224
Acquired franchise stores	-	-	-	227	227
Amortization expense	-	-	(1,713)	(196)	(1,909)
Balance at March 31, 2011 (unaudited)	$500,000	$220,000	$144,510	$1,032	$865,542

The following table reflects the gross carrying amount and accumulated amortization for each major intangible asset:

	Estimated	March 31, 2011			December 31, 2010
	Life		Accumulated	Carrying		Accumulated	Carrying
	in years	Cost	Amortization	Amount	Cost	Amortization	Amount
			(unaudited)
		(in thousands)
Brands - retail	-	$500,000	$-	$500,000	$500,000	$-	$500,000
Brands - franchise	-	220,000	-	220,000	220,000	-	220,000
Retail agreements	25-35	31,000	(4,406)	26,594	31,000	(4,143)	26,857
Franchise agreements	25	70,000	(11,317)	58,683	70,000	(10,617)	59,383
Manufacturing agreements	25	70,000	(11,317)	58,683	70,000	(10,617)	59,383
Other intangibles	5	1,150	(600)	550	1,150	(550)	600
Franchise rights	1-5	3,929	(2,897)	1,032	3,702	(2,701)	1,001
		$896,079	$(30,537)	$865,542	$895,852	$(28,628)	$867,224

The following table represents future estimated amortization expense of other intangible assets, net, with definite lives at March 31, 2011:

Estimated
amortization
Years ending December 31,	expense
(unaudited)
(in thousands)
2011	5,572
2012	7,167
2013	7,020
2014	6,744
2015	6,683
Thereafter	112,356
Total	$145,542

GNC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5.  LONG-TERM DEBT / INTEREST EXPENSE

Long-term debt at each respective period consisted of the following:

	March 31,	December 31,
	2011	2010
	(unaudited)
	(in thousands)

2011 Senior Credit Facility	$1,196,235	$-
2007 Senior Credit Facility	-	644,382
Senior Notes	-	298,372
Senior Subordinated Notes	-	110,000
Mortgage	5,326	5,711
Capital leases	32	34
Total Debt	1,201,593	1,058,499
Less: current maturities	(13,592)	(28,070)
Long-term Debt	$1,188,001	$1,030,429

The Company’s net interest expense for each respective period was as follows:

	Three months ended
	March 31,	March 31,
	2011	2010
	(unaudited) (in thousands)

2007 Senior Credit Facility:
Term Loan	$4,815	$7,555
Revolver	71	111
Senior Notes	4,808	4,856
Senior Subordinated Notes	3,054	2,956
Deferred fees writedown - early extinguishment	13,402	-
Deferred financing fees amortization	896	1,056
Termination of interest rate swaps	5,819	-
2011 Senior Credit Facility:
Term Loan	3,926	-
Revolver	49	-
Mortgage	89	115
OID amortization	108	99
OID writedown - early extinguishment	1,556	-
Interest income	(217)	(136)
Interest expense, net	$38,376	$16,612

GNC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Accrued interest at each respective period consisted of the following:

	March 31,	December 31,
	2011	2010
	(unaudited)
	(in thousands)

2011 Senior Credit Facility	$2,983	$-
2007 Senior Credit Facility	-	4,173
Senior Notes	-	5,717
Senior Subordinated Notes	-	3,482
Total	$2,983	$13,372

On March 4, 2011, General Nutrition Centers, Inc. (“Centers”), a wholly owned subsidiary of Holdings, entered into the 2011 Senior Credit Facility, consisting of a $1.2 billion term loan facility (the “Term Loan Facility”) and an undrawn $80.0 million revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “2011 Senior Credit Facility”).  The Term Loan Facility will mature in March 2018. The Revolving Credit Facility will mature in March 2016.  Interest on the 2011 Senior Credit Facility accrues at a variable rate and was 4.25% at March 31, 2011.  Interest is accrued at a rate, at the Company’s option, per annum equal to (A) the sum of (i) the greatest of (a) the prime rate (as publicly announced by JPMorgan Chase Bank, N.A. as its prime rate in effect), (b) the federal funds effective rate plus 0.50% and, (c) one month adjusted LIBOR (or if greater, 1.25%) plus 1.0% plus (ii) 2.0% or (B) the sum of (i) adjusted LIBOR (or if greater, 1.25%) plus (ii) 3.0%.   Additionally, the Company is required to pay a commitment fee to the lenders under the Revolving Credit Facility in respect of unutilized revolving loan commitments at a rate of 0.5% per annum.  As of March 31, 2011 $8.2 million of the Revolving Credit Facility was pledged to secure letters of credit.   The 2011 Senior Credit Facility is collateralized by first priority pledges (subject to permitted liens) of the equity interests of each of Centers and Centers’ domestic subsidiaries.  In connection with the Refinancing on March 4, 2011, the Company incurred $17.3 million in deferred financing costs.  The $1.2 billion TermLoan Facility was recorded net of original issue discount of $3.8 million.

The 2011 Senior Credit Facility contains customary covenants, including incurrence covenants and certain other limitations on the ability of GNC Corporation, Centers, and Centers’ subsidiaries to incur additional debt, guarantee other obligations, grant liens on assets, make investments or acquisitions, dispose of assets, make optional payments or modifications of other debt instruments, pay dividends or other payments on capital stock, engage in mergers or consolidations, enter into sales and leaseback transactions, enter into arrangements that restrict our and our subsidiaries’ ability to pay dividends or grant liens, engage in transactions with affiliations, and change the passive holding company status of GNC Corporation.  The Revolving Credit Facility also requires that, to the extent borrowings outstanding thereunder exceed $25 million, we meet a senior secured debt ratio of consolidated senior secured debt to consolidated EBITDA (as defined in the Revolving Credit Facility).  Such ratio test is 4.75 to 1.00 for the period from June 30, 2011 through and including March 31, 2013, and 4.25 to 1.00 thereafter.

As of March 31, 2011, the Company believes that it is in compliance with all covenants under the 2011 Senior Credit Facility.

At December 31, 2010 the interest rate for the 2007 Senior Credit Facility was 2.5%.  At December 31, 2010, the interest rate for the Senior Notes was 5.8%.  In connection with the Refinancing on March 4, 2011, the 2007 Senior Credit Facility, Senior Notes, and Senior Subordinated Notes were repaid.

GNC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6.  FINANCIAL INSTRUMENTS

At March 31, 2011 and December 31, 2010, the Company’s financial instruments consisted of cash and cash equivalents, receivables, franchise notes receivable, accounts payable and long-term debt. The carrying amount of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximates their fair value because of the short maturity of these instruments.  Based on the interest rates currently available and their underlying risk, the carrying value of the franchise notes receivable approximates their fair value. These fair values are reflected net of reserves, which are recognized according to Company policy.  The Company determined the estimated fair values of its debt by using currently available market information and estimates and assumptions where appropriate.  As considerable judgment is required to determine these estimates, changes in the assumptions or methodologies may have an effect on these estimates.  The carrying amount and estimated fair values of the Company’s financial instruments are as follows:

	March 31,		December 31,
	2011		2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(unaudited)
	(in thousands)
Cash and cash equivalents	$373,857	$373,857	$193,902	$193,902
Receivables, net	104,270	104,270	102,874	102,874
Franchise notes receivable, net	4,909	4,909	4,496	4,496
Accounts payable	156,203	156,203	98,662	98,662
Long-term debt (including current portion)	1,201,593	1,201,593	1,058,499	1,007,070

NOTE 7.  COMMITMENTS AND CONTINGENCIES

Litigation

The Company is engaged in various legal actions, claims and proceedings arising in the normal course of business, including claims related to breach of contracts, products liabilities, intellectual property matters and employment-related matters resulting from the Company’s business activities.  As with most actions such as these, an estimation of any possible and/or ultimate liability cannot always be determined.  The Company continues to assess the requirement to account for additional contingencies in accordance with the standard on contingencies.  If the Company is required to make a payment in connection with an adverse outcome in these matters, it could have a material impact on its financial condition and operating results.

As a manufacturer and retailer of nutritional supplements and other consumer products that are ingested by consumers or applied to their bodies, the Company has been and is currently subjected to various product liability claims. Although the effects of these claims to date have not been material to the Company, it is possible that current and future product liability claims could have a material adverse impact on its business or financial condition. The Company currently maintains product liability insurance with a deductible/retention of $3.0 million per claim with an aggregate cap on retained loss of $10.0 million. The Company typically seeks and has obtained contractual indemnification from most parties that supply raw materials for its products or that manufacture or market products it sells. The Company also typically seeks to be added, and has been added, as an additional insured under most of such parties’ insurance policies.  The Company is also entitled to indemnification by a former owner of the Company for certain losses arising from claims related to products containing ephedra or Kava Kava sold prior to December 5, 2003. However, any such indemnification or insurance is limited by its terms and any such indemnification, as a practical matter, is limited to the creditworthiness of the indemnifying party and its insurer, and the absence of significant defenses by the insurers. The Company may incur material products liability claims, which could increase its costs and adversely affect its reputation, revenues and operating income.

Hydroxycut Claims. On May 1, 2009, the FDA issued a warning on several Hydroxycut-branded products manufactured by Iovate Health Sciences U.S.A., Inc. (“Iovate”).  The FDA warning was based on 23 reports of liver injuries from consumers who claimed to have used the products between 2002 and 2009. As a result, Iovate voluntarily recalled 14 Hydroxycut-branded products. Following the recall, the Company was named, among other defendants, in approximately 60 lawsuits related to Hydroxycut-branded products in 13 states.  Iovate previously accepted the Company’s tender request for defense and indemnification under its purchasing agreement with the Company and, as such, Iovate has accepted the Company’s request for defense and indemnification in the Hydroxycut matters.  The Company’s ability to obtain full recovery in respect of any claims against the Company in connection with products manufactured by Iovate under the indemnity is dependent on Iovate’s insurance coverage, the creditworthiness of its insurer, and the absence of significant defenses by such insurer.  To the extent the Company is not fully compensated by Iovate’s insurer, it can seek recovery directly from Iovate.  The Company’s ability to fully recover such amounts may be limited by the creditworthiness of Iovate.

GNC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of March 31, 2011, there were 57 pending lawsuits related to Hydroxycut in which the Company had been named: 51 individual, largely personal injury claims and six putative class action cases, generally inclusive of claims of consumer fraud, misrepresentation, strict liability and breach of warranty.  As any liabilities that may arise from these matters are not probable or reasonably estimable at this time, no liability has been accrued in the accompanying financial statements.

By court order dated October 6, 2009, the United States Judicial Panel on Multidistrict Litigation consolidated pretrial proceedings of many of the pending actions in the Southern District of California (In re: Hydroxycut Marketing and Sales Practices Litigation, MDL No. 2087).

Pro-Hormone/Androstenedione Cases.  The Company is currently defending five lawsuits (the “Andro Actions”) in California, Florida, New Jersey, New York, and Pennsylvania relating to the sale by the Company of certain nutritional products, between 1999 and 2004, alleged to contain the ingredients commonly known as Androstenedione, Androstenediol, Norandrostenedione, and Norandrostenediol (collectively, “Andro Products”). In each of the Andro Actions, plaintiffs sought, or are seeking, to certify a class and obtain damages on behalf of the class representatives and all those similarly-situated who purchased from the Company certain nutritional supplements alleged to contain one or more Andro Products.  During the first quarter of 2011, the sole Andro Action filed in California was settled for an immaterial amount, pending approval by the court.  Unlike the other states in which the plaintiffs reside, California law prohibits one of the ingredients; therefore the Company does not believe that the outcome in California provides a basis for determining the potential outcome of the other Andro Actions.  As any liabilities that may arise from these other Andro Actions are not probable or reasonably estimable at this time, no liability has been accrued in the accompanying financial statements.

Commitments

The Company maintains certain purchase commitments with various vendors to ensure its operational needs are fulfilled.  As of March 31, 2011, such future purchase commitments consisted of $10.5 million of advertising commitments.  Other commitments related to the Company’s business operations cover varying periods of time and are not significant.  All of these commitments are expected to be fulfilled with no adverse consequences to the Company’s operations of financial condition.

Environmental Compliance

In March 2008, the South Carolina Department of Health and Environmental Control (the “DHEC”) requested that the Company investigate contamination associated with historical activities at our South Carolina facility. These investigations have identified chlorinated solvent impacts in soils and groundwater that extend offsite from our facility. The Company is awaiting DHEC approval of the scope of additional investigations in order to understand the extent of these impacts and develop appropriate remedial measures for DHEC approval. At this state of the investigation, however, it is not possible to estimate the timing and extent of any remedial action that may be required, the ultimate cost of remediation, or the amount of the Company’s potential liability.

In addition to the foregoing, the Company is subject to numerous federal, state, local, and foreign environmental and health and safety laws and regulations governing its operations, including the handling, transportation, and disposal of the Company’s non-hazardous and hazardous substances and wastes, as well as emissions and discharges from its operations into the environment, including discharges to air, surface water, and groundwater. Failure to comply with such laws and regulations could result in costs for remedial actions, penalties, or the imposition of other liabilities.  New laws, changes in existing laws or the interpretation thereof, or the development of new facts or changes in their processes could also cause the Company to incur additional capital and operation expenditures to maintain compliance with environmental laws and regulations and environmental permits.  The Company also is subject to laws and regulations that impose liability and cleanup responsibility for releases of hazardous substances into the environment without regard to fault or knowledge about the condition or action causing the liability. Under certain of these laws and regulations, such liabilities can be imposed for cleanup of previously owned or operated properties, or for properties to which substances or wastes that were sent in connection with current or former operations at its facilities. The presence of contamination from such substances or wastes could also adversely affect the Company’s ability to sell or lease its properties, or to use them as collateral for financing. From time to time, the Company has incurred costs and obligations for correcting environmental and health and safety noncompliance matters and for remediation at or relating to certain of its properties or properties at which its waste has been disposed.  The Company believes it has complied with, and is currently complying with, its environmental obligations pursuant to environmental and health and safety laws and regulations and that any liabilities for noncompliance will not have a material adverse effect on its business or financial performance. However, it is difficult to predict future liabilities and obligations, which could be material.

GNC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8.  STOCK-BASED COMPENSATION PLANS

2011 Stock Plan

On April 6, 2011, Holdings completed an initial public offering of its Class A common stock (the “IPO”). In connection with the IPO, Holdings adopted the GNC Holdings, Inc. 2011 Stock and Incentive Plan (the “2011 Stock Plan”).  The 2011 Stock Plan is administered by the Holdings’ Compensation Committee (the “Compensation Committee”).

Up to 8.5 million shares of Class A common stock may be issued under the 2011 Stock Plan (subject to adjustment to reflect certain transactions and events specified in the 2011 Stock Plan for any award grant). If any award granted under the 2011 Stock Plan expires, terminates or is cancelled without having been exercised in full, the number of shares underlying such unexercised award will again become available for awards under the 2011 Stock Plan. The total number of shares of Class A common stock available for awards under the 2011 Stock Plan will be reduced by (i) the total number of stock options or stock appreciation rights exercised, regardless of whether any of the shares of Class A common stock underlying such awards are not actually issued to the participant as the result of a net settlement and (ii) any shares of Class A common stock used to pay any exercise price or tax withholding obligation. In addition, the number of shares of Class A common stock that are subject to restricted stock, performance shares or other stock-based awards that are not subject to the appreciation of the value of a share of Class A common stock (“Full Share Awards”) that may be granted under the 2011 Stock Plan is limited by counting shares granted pursuant to such awards against the aggregate share reserve as 1.8 shares for every share granted. If any stock option, stock appreciation right or other stock-based award that is not a Full Share Award is cancelled, expires or terminates unexercised for any reason, the shares covered by such awards will again be available for the grant of awards under the 2011 Stock Plan. If any shares of Class A common stock that are subject to restricted stock, performance shares or other stock-based awards that are Full Share Awards are forfeited for any reason, 1.8 shares of Class A common stock will again be available for the grant of awards under the 2011 Stock Plan.

On March 31, 2011, options, with a weighted average exercise price of $19.51, were granted to purchase up to 570,000 shares of Class A common stock under the 2011 Stock Plan.

2007 Stock Plan

In 2007, Holdings adopted the GNC Acquisition Holdings Inc. 2007 Stock Incentive Plan (the “2007 Stock Plan”).  Following the IPO, the Company will not grant any additional awards under the 2007 Stock Plan.  The 2007 Stock Plan provided for the granting of stock options, restricted stock and other stock based awards. The 2007 Stock Plan was available to certain eligible employees, directors, consultants or advisors as determined by the Compensation Committee.  Stock options under the 2007 Stock Plan were generally granted with exercise prices at or above fair market value, typically vested over a four- or five-year period and expired ten years from the date of grant.  No stock appreciation rights, restricted stock, deferred stock or performance shares were granted under the 2007 Stock Plan.

GNC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table outlines Holdings total stock options activity under the 2007 Stock Plan:

	Total Options	Weighted Average Exercise Price

Outstanding at December 31, 2010	9,344,188	$7.60
Forfeited	(84,000)	10.87
Outstanding at March 31, 2011	9,260,188	$7.58

Exercisable at March 31, 2011	6,808,185	$6.72

Stock Based Compensation Expense

The Company utilizes the Black Scholes model to calculate the fair value of options under all the Holdings’ plans. The resulting compensation cost is recognized in the Company’s financial statements over the option vesting period. At March 31, 2011, the net unrecognized compensation cost was $6.0 million and is expected to be recognized over a weighted average period of approximately 3.4 years.

Stock-based compensation expense for each of the three months ended March 31, 2011 and 2010 was $0.8 million.

As of March 31, 2011, the weighted average remaining contractual life of outstanding options was 6.5 years.  At March 31, 2011, the weighted average remaining contractual life of exercisable options was 5.9 years. The weighted average fair value of options granted during 2011 was $6.15 per share.

The Black Scholes model utilizes the following assumptions in determining a fair value: price of underlying stock, option exercise price, expected option term, risk-free interest rate, expected dividend yield, and expected stock price volatility over the option’s expected term. As Holdings has had minimal exercises of stock options through December 31, 2010, 2009 and 2008 option term has been estimated by considering both the vesting period, which typically for the successor and predecessor plans has been five or four years, and the contractual term, which historically has been ten years. As the Company’s underlying stock was not, as of March 31, 2011, publicly traded on an open market, the Company utilized its current peer group average to estimate the expected volatility. The assumptions used in the Company’s Black Scholes valuation related to stock option grants made from the 2011 Stock Plan during the three months ended March 31, 2011 were as follows:

March 31,
2011
(unaudited)
Dividend yield	0.00%
Expected option life	6.3-7.0 years
Volatility factor percentage of market price	38.5%
Discount rate	2.9%

As the Black-Scholes model utilizes certain estimates and assumptions, the existing models do not necessarily represent the definitive fair value of options for future periods.  Assumptions used in the Black-Scholes option valuation model included the fair value of the stock, as the stock was not publicly traded, as of March 31, 2011, and volatility.  The fair value of the stock was estimated based upon the net enterprise value of the Company, discounted to reflect the lack of liquidity and control associated with the stock.  Volatility was estimated based upon the volatility in a sample peer group of companies.  The average estimated fair value of Holdings’ Class A common stock for the three months ended March 31, 2011 was $15.05 per share.

GNC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9.  SEGMENTS

The Company has three reportable segments, each of which represents an identifiable component of the Company for which separate financial information is available. This information is utilized by the Company’s management to assess performance and allocate assets accordingly. The Company’s management evaluates segment operating results based on several indicators. The primary key performance indicators are sales and operating income or loss for each segment. Operating income or loss, as evaluated by management, excludes certain items that are managed at the consolidated level, such as distribution and warehousing, impairments and other corporate costs. The following table represents key financial information for each of the Company’s reportable segments, identifiable by the distinct operations and management of each: Retail, Franchising, and Manufacturing/Wholesale. The Retail reportable segment includes the Company’s corporate store operations in the United States, Canada and its GNC.com business. The Franchise reportable segment represents the Company’s franchise operations, both domestically and internationally. The Manufacturing/Wholesale reportable segment represents the Company’s manufacturing operations in South Carolina and the Wholesale sales business. This segment supplies the Retail and Franchise segments, along with various third parties, with finished products for sale. The Warehousing and Distribution and Corporate costs represent the Company’s administrative expenses. The accounting policies of the segments are the same as those described in the “Basis of Presentation and Summary of Significant Accounting Policies”.

The following table represents key financial information of the Company’s segments:

	Three Months Ended
	March 31,	March 31,
	2011	2010
	(unaudited)

Revenue:
Retail	$383,703	$350,834
Franchise	77,384	72,602
Manufacturing/Wholesale:
Intersegment (1)	50,699	47,345
Third Party	44,921	41,583
Sub total Manufacturing/Wholesale	95,620	88,928
Sub total segment revenues	556,707	512,364
Intersegment elimination (1)	(50,699)	(47,345)
Total revenue	$506,008	$465,019

(1) Intersegment revenues are eliminated from consolidated revenue.

Operating income (loss):
Retail	$63,597	$50,196
Franchise	25,356	21,972
Manufacturing/Wholesale	16,554	16,872
Unallocated corporate and other costs:
Warehousing and distribution costs	(15,148)	(13,892)
Corporate costs	(20,308)	(17,965)
Transaction related costs	(12,362)	-
Sub total unallocated corporate and other costs	(47,818)	(31,857)
Total operating income	$57,689	$57,183

10.  INCOME TAXES

The Company recognized $9.4 million of income tax expense (or 48.6% of pretax income) during the three months ended March 31, 2011 compared to $14.9 million (or 36.8% of pretax income) for the same period in 2010.  The 2011 income tax expense includes $2.3 million, or 11.7% of pretax income, related to non deductible costs incurred related to the IPO during the period.

GNC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company files a consolidated U.S. federal tax return and various consolidated and separate tax returns as prescribed by the tax laws of the state, local, and international jurisdictions in which it and its subsidiaries operate.  The Company has been audited by the Internal Revenue Service (the “IRS”) through its March 15, 2007 tax year.  The Company has various state, local, and international jurisdiction tax years open to examination (the earliest open period is 2003), and is also currently under audit in certain state and local jurisdictions. As of March 31, 2011, the Company believes that it has appropriately reserved for any potential federal, state, local, and international income tax exposures.

The Company recorded additional unrecognized tax benefits of approximately $0.1 million during the three months ended March 31, 2011.  The additional unrecognized tax benefits recorded during the three months ended March 31, 2011 are principally related to the continuation of previously taken tax positions.  As of March 31, 2011 and December 31, 2010, the Company had $8.8 million and $8.7 million, respectively, of unrecognized tax benefits.  As of March 31, 2011, the Company is not aware of any tax positions for which it is reasonably possible that the amounts of unrecognized tax benefits will significantly increase or decrease within the next 12 months. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $8.8 million.  The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company had accrued approximately $3.0 million and $2.7 million, respectively, for March 31, 2011 and December 31, 2010 in potential interest and penalties associated with uncertain tax positions.  To the extent interest and penalties are not assessed with respect to the ultimate settlement of uncertain tax positions, amounts previously accrued will be reduced and reflected as a reduction of the overall income tax provision.

NOTE 11.   FAIR VALUE MEASUREMENT

The standard on fair market measurement defines fair value, establishes a consistent framework for measuring fair value, and expands disclosures for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. The standard clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the standard establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1 -        observable inputs such as quoted prices in active markets for identical assets and liabilities;

Level 2 -       observable inputs such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, other inputs that are observable, or can be corroborated by observable market data; and

Level 3 -      unobservable inputs for which there are little or no market data, which require the reporting entity to develop its own assumptions.

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2011 by level within the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
	(unaudited)
	(in thousands)

Other current liabilities	$-	$-	$-

Other long-term liabilities	$2,972	$-	$-

GNC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2010 by level within the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
	(in thousands)

Other current liabilities	$-	$4,395	$-

Other long-term liabilities	$3,034	$3,074	$-

The following is a description of the valuation methodologies used for these items, as well as the general classification of such items pursuant to the fair value hierarchy of the standard on Fair Value Measurements and Disclosures:

Other Current Liabilities and Other Long-term Liabilities. Other current liabilities and long-term liabilities classified as Level 1 consist of liabilities related to the Company’s non-qualified deferred compensation plan. The liabilities related to this plan are adjusted based on changes in the fair value of the underlying employee-directed investment choices. Since the employee-directed investment choices are exchange traded equity indexes with quoted prices in active markets, the liabilities are classified within Level 1 on the fair value hierarchy.  Other current liabilities and long-term liabilities classified as Level 2 consisted of the Company’s interest rate swaps which were terminated on March 4, 2011.

In addition to the above table, the Company’s financial instruments also consist of cash and cash equivalents, accounts receivable, accounts payable and long-term debt.  The Company did not elect to value its long-term debt with the fair value option in accordance with the standard on Financial Instruments.  The Company believes that the recorded values of all of its other financial instruments approximate their fair values because of their nature and respective durations.

NOTE 12. RELATED PARTY TRANSACTIONS

Management Services Agreement. Together with Holdings’ wholly owned subsidiary, GNC Acquisition Inc., Holdings entered into an Agreement and Plan of Merger (the ‘‘Merger Agreement’’) with GNC Parent Corporation on February 8, 2007. Pursuant to the Merger Agreement and on March 16, 2007, GNC Acquisition Inc. was merged with and into GNC Parent Corporation, with GNC Parent Corporation as the surviving corporation and our wholly owned subsidiary (the ‘‘Merger’’). In connection with the Merger, on March 16, 2007, Holdings entered into a Management  Services Agreement (the “ACOF Management Services Agreement”)  with ACOF Operating Manager II, L.P. (“ACOF Manager”), an affiliate of Ares Corporate Opportunities Fund II, L.P. (“Ares”), one of Holdings’ sponsors.  The ACOF Management Service Agreement provided for an annual management fee of $750,000, payable quarterly and in advance to ACOF Manager, on a pro rata basis, until the tenth anniversary from March 16, 2007 plus any one-year extensions (which extensions occurred automatically on each anniversary date of March 16, 2007), as well as reimbursements for ACOF Manager’s and its affiliates’ out-of-pocket expenses in connection with the management services provided under the ACOF Management Services Agreement.  For the three months ended March 31, 2011 and 2010, $187,500 had been paid pursuant to this agreement.

The ACOF Management Services Agreement provided that upon consummation of a change in control transaction or a bona fide initial public offering, ACOF Manager would receive, in lieu of quarterly payments of the annual management fee, an automatic fee equal to the net present value of the aggregate annual management fee that would have been payable to ACOF Manager during the remainder of the term of the agreement, calculated in good faith by Holdings’ board of directors (the “Board”).  Upon consummation of the IPO in April 2011, $5.6 million was paid pursuant to this agreement and the agreement was terminated. This amount was accrued and expensed in transaction related costs during the period ended March 31, 2011.

GNC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Special Dividend. Ontario Teachers’ Pension Plan Board (“OTPP”), as the holder of Holdings’ Class B common stock, was entitled to receive an annual special dividend payment equal to an aggregate amount of $750,000 per year when, as and if declared by the Board (the “Special Dividend”). The Special Dividend was payable in equal quarterly installments on the first day of each quarter commencing on April 1, 2007 and for ten years thereafter (the “Special Dividend Period”).  For the three months ended March 31, 2011 and 2010, $187,500 was paid pursuant to this arrangement.

Upon the consummation of a change in control transaction or a bona fide initial public offering, OTPP was entitled to receive, in lieu of quarterly payments of the special dividend payments, an automatic payment equal to the net present value of the aggregate amount of the special dividend payments that would have been payable to OTPP during the remainder of the Special Dividend Period, calculated in good faith by the Board.  Upon consummation of the IPO in April 2011, $5.6 million was paid to OTPP and the arrangement was terminated.  This amount was accrued and expensed in transaction related costs during the period ended March 31, 2011.

2007 Senior Credit Facility.  Upon consummation of the Merger, Centers entered into the 2007 Senior Credit Facility, under which various funds affiliated with Ares, were lenders.  Under the 2007 Senior Credit Facility, these affiliated funds made term loans to Centers in the amount of $65.0 million and $62.1 million, as of the consummation of the Merger and December 31, 2010, respectively.  In addition, as of December 31, 2010, an aggregate of $2.9 million in principal and $11.0 million in interest had been paid to affiliates of Ares in respect of amounts borrowed under the 2007 Senior Credit Facility.  Borrowings under the 2007 Senior Credit Facility had accrued interest at a weighted average rate of 4.6% per year.  In connection with the Refinancing and as of March 4, 2011, the remaining principal amount of $62.1 million and an additional amount of $0.5 million in interest was paid to affiliates of Ares.

2011 Senior Credit Facility.  Various funds affiliated with Ares are lenders under the 2011 Senior Credit Facility.  These affiliated funds have made term loans to Centers in the amount of $120.0 million.  In connection with the Company’s repayment of $300.0 million of outstanding borrowings under the Term Loan Facility with proceeds from the IPO, funds affiliated with Ares received approximately $30.0 million, representing their pro rata positions in the Term Loan Facility.  Interest represented $0.1 million of the $30.0 million paid to Ares.

Lease Agreements.  At March 31, 2011, the Company was party to 18 lease agreements, as lessee, with Cadillac Fairview Corporation, a direct wholly owned subsidiary of OTPP, as lessor, with respect to properties located in Canada.  For each of the three months ended March 31, 2011 and 2010, the Company paid $0.7 million under the lease agreements.  Each lease was negotiated in the ordinary course of business on an arm’s length basis.

NOTE 13. SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date of issuance of the condensed consolidated financial statements herein. On April 6, 2011, the Company completed the IPO pursuant to which 25.875 million shares of Class A common stock were sold at an initial public offering price of $16.00 per share.  Holdings issued and sold 16 million shares, and certain of Holdings’ shareholders sold 9.875 million shares, which included 3.375 million shares sold pursuant to the underwriters’ option to purchase additional shares.   The Company used the net proceeds from the IPO, together with cash on hand (including additional funds from the Refinancing), to redeem all outstanding Series A preferred stock, par value $0.001 per share (the “Series A preferred stock”), repay $300 million of outstanding borrowings under the Term Loan Facility and pay sponsor-related obligations of approximately $11.1 million.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with Item 1, “Financial Statements” in Part I of this quarterly report on Form 10-Q.

Forward-Looking Statements

The discussion in this section includes forward-looking statements within the meaning of federal securities laws.  Forward-looking statements include statements that may relate to our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, and other information that is not historical information.  Forward-looking statements can often be identified by the use of terminology such as “subject to,” “believe,” “anticipate,” “plan,” “expect,” “intend,” “estimate,” “project,” “may,” “will,” “should,” “would,” “could,” “can,” the negatives thereof, variations thereon and similar expressions, or by discussions of strategy.

All forward-looking statements, including, without limitation, our examination of historical operating trends, are based upon our current expectations and various assumptions. We believe there is a reasonable basis for our expectations and beliefs, but they are inherently uncertain. We may not realize our expectations, and our beliefs may not prove correct. Actual results could differ materially from those described or implied by such forward-looking statements.  The following uncertainties and factors, among others (including those set forth under Item 1A, “Risk Factors” of Part II of this quarterly report on Form 10-Q), could affect future performance and cause actual results to differ materially from those matters expressed in or implied by forward-looking statements:

•                  significant competition in our industry;

•                  unfavorable publicity or consumer perception of our products;

•                  increases in the cost of borrowings and limitations on availability of additional debt or equity capital;

•                  our debt levels and restrictions in our debt agreements;

•                  the incurrence of material product liability and product recall costs;

•                  loss or retirement of key members of management;

•                  costs of compliance and our failure to comply with new and existing governmental regulations, including but not limited to, tax regulations;

•                  costs of litigation and the failure to successfully defend lawsuits and other claims against us;

•                  the failure of our franchisees to conduct their operations profitably and limitations on our ability to terminate or replace under-performing franchisees;

•                  economic, political and other risks associated with our international operations;

•                  our failure to keep pace with the demands of our customers for new products and services;

•                  disruptions in our manufacturing system or losses of manufacturing certifications;

•                  disruptions in our distribution network;

•                  the lack of long-term experience with human consumption of ingredients in some of our products;

•                  increases in the frequency and severity of insurance claims, particularly claims for which we are self-insured;

•                  the failure to adequately protect or enforce our intellectual property rights against competitors;

•                  changes in raw material costs and pricing of our products;

•                  failure to successfully execute our growth strategy, including any delays in our planned future growth, testing and development of our new store formats, any inability to expand our franchise operations or attract new franchisees, or any inability to expand our company-owned retail operations;

•                  changes in applicable laws relating to our franchise operations;

•                  damage or interruption to our information systems;

•                  the impact of current economic conditions on our business;

•                natural disasters, unusually adverse weather conditions, pandemic outbreaks, boycotts and geo-political events; and

•                  our failure to maintain effective internal controls.

We caution that these forward-looking statements, and those described elsewhere in this report, involve material risks and uncertainties and are subject to change based on factors beyond our control as discussed in Item 1A, “Risk Factors” of Part II of this quarterly report on Form 10-Q.  Consequently, forward-looking statements should be regarded solely as our current plans, estimates, and beliefs. You should not place undue reliance on forward-looking statements. We cannot guarantee future results, events, levels of activity, performance, or achievements. We do not undertake and specifically decline any obligation to update, republish, or revise forward-looking statements to reflect future events or circumstances or to reflect the occurrences of unanticipated events.

Business Overview

GNC Holdings, Inc., headquartered in Pittsburgh, Pa., is a leading global specialty retailer of health and wellness products, including vitamins, minerals, and herbal supplement products, sports nutrition products and diet products, and trades on the New York Stock Exchange under the symbol “GNC”.

As of March 31, 2011, GNC has more than 7,300 locations, of which more than 5,600 retail locations are in the United States (including 895 franchise and 2,029 Rite Aid franchise store-within-a-store locations) and franchise operations in 48 countries (including distribution centers where retail sales are made).  The Company — which is dedicated to helping consumers Live Well — is a diversified, multi-channel business model that derives revenue from product sales through company-owned retail stores, domestic and international franchise activities, third party contract manufacturing, e-commerce, and corporate partnerships.  Our broad and deep product mix, which is focused on high-margin, premium, value-added nutritional products, is sold under GNC proprietary brands, including Mega Men, Ultra Mega, GNC Wellbeing, Pro Performance, and Longevity Factors, and under nationally recognized third party brands.

Revenues and Operating Performance from our Segments

We measure our operating performance primarily through revenues and operating income from our three segments, Retail, Franchise, and Manufacturing/Wholesale, and through the management of unallocated costs from our warehousing, distribution and corporate segments, as follows:

•              Retail: Retail revenues are generated by sales to consumers at our company-owned stores and online through GNC.com. Although we believe that our retail and franchise businesses are not seasonal in nature, historically we have experienced, and expect to continue to experience, a variation in our net sales and operating results from quarter to quarter, with the first half of the year being stronger than the second half of the year. Our industry is expected to grow at an annual average rate of approximately 5.3% through 2015.  As a leader in our industry, we expect our organic retail revenue growth to be consistent with projected industry growth as a result of our disproportionate market share, scale economies in purchasing and advertising, strong brand awareness and vertical integration.

•              Franchise: Franchise revenues are generated primarily from:

(1)             product sales to our franchisees;

(2)             royalties on franchise retail sales; and

(3)             franchise fees, which are charged for initial franchise awards, renewals, and transfers of franchises.

As described above, our industry is expected to grow at an annual average rate of approximately 5.3% through 2015. Although we do not anticipate the number of our domestic franchise stores to grow substantially, we expect to achieve domestic franchise store revenue growth consistent with projected industry growth, which will be generated by royalties on franchise retail sales and product sales to our existing franchisees. As a result of our efforts to expand our international presence and provisions in our international franchising agreements requiring franchisees to open additional stores, we have increased our international store base in recent periods and expect to continue to increase the number of our international franchise stores over the next five years. We believe this will result in additional franchise fees associated with new store openings and increased revenues from product sales to, and royalties from, new franchisees. As our existing international franchisees continue to open additional stores, we also anticipate that franchise revenue from international operations will be driven by increased product sales to, and royalties from, our franchisees. Since our international franchisees pay royalties to us in U.S. dollars, any strengthening of the U.S. dollar relative to our franchisees’ local currency may offset some of the growth in royalty revenue.

•                  Manufacturing/Wholesale: Manufacturing/Wholesale revenues are generated through sales of manufactured products to third parties, generally for third-party private label brands; the sale of our proprietary and third-party products to and through Rite Aid and www.drugstore.com; and the sale of our proprietary products to and through PetSmart and Sam’s Club.  License fee revenue from the opening of a franchise store-within-a-store locations within Rite Aid stores is also recorded in this segment.  Our revenues generated by our manufacturing and wholesale operations are subject to our available manufacturing capacity.

A significant portion of our business infrastructure is comprised of fixed operating costs. Our vertically-integrated distribution network and manufacturing capacity can support higher sales volume without significant incremental costs. We therefore expect our operating expenses to grow at a lesser rate than our revenues, resulting in positive operating leverage.

The following trends and uncertainties in our industry could affect our operating performance as follows:

•                 broader consumer awareness of health and wellness issues and rising healthcare costs may increase the use of the products we offer and positively affect our operating performance;

•                 interest in, and demand for, condition-specific products based on scientific research may positively affect our operating performance if we can timely develop and offer such condition-specific products;

•                 the effects of favorable and unfavorable publicity on consumer demand with respect to the products we offer may have similarly favorable or unfavorable effects on our operating performance;

•                 a lack of long-term experience with human consumption of ingredients in some of our products could create uncertainties with respect to the health risks, if any, related to the consumption of such ingredients and negatively affect our operating performance;

•                 increased costs associated with complying with new and existing governmental regulation may negatively affect our operating performance; and

•                 a decline in disposable income available to consumers may lead to a reduction in consumer spending and negatively affect our operating performance.

Executive Overview

In March 2011, Centers entered into the 2011 Senior Credit Facility, consisting of a $1.2 billion Term Loan Facility and an $80.0 million Revolving Credit Facility, and utilized the proceeds to repay all outstanding indebtedness under the 2007 Senior Credit Facility, the Senior Notes, and the Senior Subordinated Notes.

In April 2011, the Company consummated an initial public offering of 16.0 million shares of our Class A common stock, at an initial public offering price of $16.00 per share.  The net proceeds from this offering, together with cash on hand, were used to redeem all outstanding Series A preferred stock, repay approximately $300.0 million of outstanding borrowings under Centers’ Term Loan Facility, and pay approximately $11.1 million to satisfy obligations under the ACOF Management Services Agreement and the Class B common stock.

For the first quarter of 2011, we generated 8.8% total revenue growth and achieved the 23rd consecutive quarter of positive domestic retail same store sales growth, at 7.5%.  Adjusting for expenses associated with the Refinancing and the IPO, operating income increased by 22.5% for the first quarter of 2011 compared to the same period in 2010.  Also excluding these items and giving effect to the additional shares issued in the IPO, earnings per share would have been $0.33.

Our 9.4% retail segment revenue growth for the first quarter of 2011 was driven by continued strength in the core product categories of sports and vitamins, and in proprietary product sales. We believe our strong growth in the sports nutrition category reflects favorable macro fitness trends, our unique customer base, and contribution from by our Pro Performance proprietary brand.   Similarly, vitamin sales have been driven primarily by increases in premium offerings including more than 20 different Vitapaks addressing a wide range of conditions and lifestyles, triple strength fish oil, and the Longevity Factors™ product line.

From a brand marketing standpoint, the company is focused on communicating its core “Live Well” theme in both magazine and print.  In the first quarter of 2011, we expanded the marketing campaign to include outdoor advertising in six major cities.  The campaign’s branding images reflect our GNC core customer - youthful, athletic, aspirational, and goal oriented.

There is also continued growth across our multiple channels of distribution.  The GNC.com revenue increased by 34.1% in the first quarter of 2011, as we are just beginning to capitalize on social media opportunities, such as the launch of the GNC application on Apple i-Tunes.   We also continue to upgrade site content and navigation, further improving our conversion rate.     Internationally, the GNC brand continues to gain momentum across 48 franchise countries.  With an additional 33 net new stores added in the first quarter of 2011, we believe this high margin business within the franchise segment will continue to drive growth.

In the manufacturing/wholesale segment in the first quarter of 2011, we grew 3rd party manufacturing contract sales and had contribution from our new PetSmart wholesale arrangement.  Also during the first quarter of 2011 we commenced a wholesale arrangement with Sam’s Club and will offer select private label products at approximately 400 Sam’s Club locations.  The offering supports Sam’s Club’s increased focus on health and wellness oriented consumers and increases visibility of branded product lines.

Related Parties

For the three months ended March 31, 2011 and 2010, we had related party transactions with Ares and OTPP and their affiliates. For further discussion of these transactions, see Note 12, “Related Party Transactions” included elsewhere in this report.

Results of Operations

The following information presented for the three months ended March 31, 2011 and 2010 was prepared by management and is unaudited.  In the opinion of management, all adjustments necessary for a fair statement of our financial position and operating results for such periods and as of such dates have been included.

As discussed in Note 9, “Segments”, to our consolidated financial statements, we evaluate segment operating results based on several indicators. The primary key performance indicators are revenues and operating income or loss for each segment. Revenues and operating income or loss, as evaluated by management, exclude certain items that are managed at the consolidated level, such as warehousing and transportation costs, impairments, and other corporate costs. The following discussion compares the revenues and the operating income or loss by segment, as well as those items excluded from the segment totals.

Same store sales growth reflects the percentage change in same store sales in the period presented compared to the prior year period. Same store sales are calculated on a daily basis for each store and exclude the net sales of a store for any period if the store was not open during the same period of the prior year. We also include internet sales, as generated through GNC.com and www.drugstore.com, in our domestic retail company-owned same store sales calculation. When a store’s square footage has been changed as a result of reconfiguration or relocation in the same mall or shopping center, the store continues to be treated as a same store. If, during the period presented, a store was closed, relocated to a different mall or shopping center, or converted to a franchise store or a company-owned store, sales from that store up to and including the closing day or the day immediately preceding the relocation or conversion are included as same store sales as long as the store was open during the same period of the prior year. We exclude from the calculation sales during the period presented that occurred on or after the date of relocation to a different mall or shopping center or the date of a conversion.

Results of Operations

(Dollars in millions and percentages expressed as a percentage of total net revenues)

	Three Months Ended
	March 31,		March 31,
	2011		2010
	(unaudited)
Revenues:
Retail	$383.7	75.8%	$350.8	75.5%
Franchise	77.4	15.3%	72.6	15.6%
Manufacturing / Wholesale	44.9	8.9%	41.6	8.9%
Total net revenues	506.0	100.0%	465.0	100.0%

Operating expenses:
Cost of sales, including warehousing, distribution and occupancy costs	322.2	63.7%	299.1	64.3%
Compensation and related benefits	71.3	14.1%	67.8	14.6%
Advertising and promotion	14.2	2.8%	15.5	3.3%
Other selling, general and administrative expenses	26.5	5.3%	23.3	5.0%
Transaction related costs.	12.4	2.4%	-	0.0%
Amortization expense	1.9	0.4%	2.2	0.5%
Foreign currency (gain) loss	(0.2)	0.0%	(0.1)	0.0%
Total operating expenses	448.3	88.6%	407.8	87.7%

Operating income:
Retail	63.6	12.6%	50.2	10.8%
Franchise	25.4	5.0%	22.0	4.7%
Manufacturing / Wholesale	16.6	3.3%	16.9	3.6%
Unallocated corporate and other costs:
Warehousing and distribution costs	(15.2)	-3.0%	(13.9)	-3.0%
Corporate costs	(20.3)	-4.0%	(18.0)	-3.9%
Transaction related costs	(12.4)	-2.4%	-	0.0%
Subtotal unallocated corporate and other costs, net	(47.9)	-9.4%	(31.9)	-6.9%
Total operating income	57.7	11.4%	57.2	12.3%
Interest expense, net	38.4		16.6
Income before income taxes	19.3		40.6
Income tax expense	9.4		14.9
Net income	$9.9		$25.7

Note: The numbers in the above table have been rounded to millions.  All calculations related to the Results of Operations for the year-over-year comparisons were derived from unrounded data and could occasionally differ immaterially if you were to use the table above for these calculations.

Comparison of the Three Months Ended March 31, 2011 and 2010

Revenues

Our consolidated net revenues increased $41.0 million, or 8.8%, to $506.0 million for the three months ended March 31, 2011 compared to $465.0 million for the same period in 2010.  The increase was the result of increased sales in each of our segments.

Retail. Revenues in our Retail segment increased $32.9 million, or 9.4%, to $383.7 million for the three months ended March 31, 2011 compared to $350.8 million for the same period in 2010.  Domestic retail revenue increased $32.9 million representing a $24.5 million or 7.5% increase in our same store sales and an $8.4 million increase from our non-same store sales.  The increase was primarily due to sales increases in the sports nutrition and vitamin product categories, and also included an increase in sales from GNC.com of $5.1 million, or 34.1%, to $20.1 million from $15.0 million.  Canadian sales in US dollars were flat for the first quarter of 2011 compared to the first quarter of 2010.  Canada same store sales decreased and non-same store sales were flat in local currency, which was offset by the effect of the weakening of the U.S. dollar from 2010 to 2011.  Our company-owned store base increased by 96 domestic stores to 2,771 compared to 2,675 at March 31, 2010, primarily due to new store openings and franchise store acquisitions.  Our Canadian store base decreased by one store to 169 at March 31, 2011 compared to 170 at March 31, 2010.

Franchise.  Revenues in our Franchise segment increased $4.8 million, or 6.6%, to $77.4 million for the three months ended March 31, 2011 compared to $72.6 million for the same period in 2010.  Domestic franchise revenue increased by $1.3 million to $49.0 million for the three months ended March 31, 2011 from $47.7 million compared to the same period in 2010, primarily due to higher wholesale revenues, royalties, and fees.  Our domestic franchisees’ same store retail sales improved for the first quarter by 3.1% compared to the same period in 2010.  There were 895 stores at March 31, 2011 compared to 901 stores at March 31, 2010.  International franchise revenue increased by $3.5 million, to $28.4 million for the three months ended March 31, 2011 from $24.9. million primarily the result of increases in product sales, royalties, and fees. Our international franchise store base increased by 132 stores to 1,470 at March 31, 2011 compared to 1,338 at March 31, 2010.

Manufacturing/Wholesale.  Revenues in our Manufacturing/Wholesale segment, which includes third-party sales from our manufacturing facilities in South Carolina, as well as wholesale sales to Rite Aid, PetSmart, Sam’s Club, and www.drugstore.com, increased $3.3 million, or 8.0%, to $44.9 million for the three months ended March 31, 2011 compared to $41.6 million for the same period in 2010.  Third party contract manufacturing sales from the South Carolina manufacturing plant increased by $1.7 million or 6.5%.

Cost of Sales

Consolidated cost of sales, which includes product costs, costs of warehousing and distribution and occupancy costs, increased $23.1 million, or 7.7%, to $322.2 million for the three months ended March 31, 2011 compared to $299.1 million for the same period in 2010.  Consolidated cost of sales, as a percentage of net revenue, was 63.7% and 64.3% for the three months ended March 31, 2011 and 2010, respectively.  The increase in cost of sales was primarily due to higher sales volumes and store counts.

Selling, General and Administrative (“SG&A”) Expenses

Our consolidated SG&A expenses, including compensation and related benefits, advertising and promotion expense, other SG&A expenses, and amortization expense, increased $17.5 million, or 16.1%, to $126.3 million, for the three months ended March 31, 2011 compared to $108.8 million for the same period in 2010.  These expenses, as a percentage of net revenue, were 25.0% for the three months ended March 31, 2011 compared to 23.4% for the three months ended March 31, 2011.

Compensation and related benefits.  Compensation and related benefits increased $3.5 million, or 5.1%, to $71.3 million for the three months ended March 31, 2011 compared to $67.8 million for the same period in 2010. Increases occurred in base wages of $2.0 million to support our increased store base and sales volume, incentives of $1.1 million, and other compensation and benefits expense of $0.4 million.

Advertising and promotion.  Advertising and promotion expenses decreased $1.3 million, or 8.1%, to $14.2 million for the three months ended March 31, 2011 compared to $15.5 million during the same period in 2010.  The decrease in advertising and promotion was primarily the result of lower media advertising expenditures.

Other SG&A.  Other SG&A expenses, including amortization expense, increased $2.9 million, or 11.7%, to $28.4 million for the three months ended March 31, 2011 compared to $25.5 million for the same period in 2010.  This increase was due to increases in banking fees of $0.7 million and third party sales commissions of $0.7 million with the balance attributed to increases in telecommunication and legal expenses.

Transaction related costs. In addition to the above, we incurred $12.4 million of non-recurring expenses principally related to the IPO.  These consisted of a payment of $11.1 million for termination of sponsor related obligations, and other costs of $1.3 million.

Foreign Currency (Gain) Loss

Foreign currency (gain) loss for the three months ended March 31, 2011 and 2010 resulted primarily from accounts payable activity with our Canadian subsidiary.

Operating Income

As a result of the foregoing, consolidated operating income increased $0.5 million, or 0.9%, to $57.7 million for the three months ended March 31, 2011 compared to $57.2 million for the same period in 2010.  Operating income, as a percentage of net revenue, was 11.4% and 12.3% for the three months ended March 31, 2011 and 2010, respectively.  Operating income, excluding transaction related costs, would have been $70.1 million, or 13.8% of revenue, for the period ended March 31, 2011.

Retail. Operating income increased $13.4 million, or 26.7%, to $63.6 million for the three months ended March 31, 2011 compared to $50.2 million for the same period in 2010. The increase was due to higher dollar margins on increased sales and a reduction in advertising expense, partially offset primarily by increases in wages and other selling expenses.

Franchise. Operating income increased $3.4 million, or 15.4%, to $25.4 million for the three months ended March 31, 2011 compared to $22.0 million for the same period in 2010.  The increase was due to increased wholesale product sales and royalty income.

Manufacturing/Wholesale. Operating income decreased $0.3 million, or 1.9%, to $16.6 million for the three months ended March 31, 2011 compared to $16.9 million for the same period in 2010.  This was primarily due to declines in Rite Aid wholesale revenue and license fee revenue from the opening of a franchise store-within-a-store locations within Rite Aid stores.  We opened 28 fewer store-within-a-store locations in the first quarter of 2011 than for the same period in 2010.

Warehousing and distribution costs. Unallocated warehousing and distribution costs increased $1.3 million, or 9.0%, to $15.2 million for the three months ended March 31, 2011 compared to $13.9 million for the same period in 2010.  This increase was primarily due to higher fuel costs and additional wages to support higher sales volumes.

Corporate costs. Corporate overhead costs increased $2.3 million, or 13.0%, to $20.3 million for the three months ended March 31, 2011 compared to $18.0 million for the same period in 2010. This increase was due to increases in compensation expense and other general administrative expenses.

Transaction related costs.  Transaction related costs were $12.4 million for the three months ended March 31, 2011.  These primarily consisted of a payment of $11.1 million for termination of sponsor related obligations and other costs of $1.3 million.

Interest Expense

Interest expense increased $21.8 million, or 131.0%, to $38.4 million for the three months ended March 31, 2011 compared to $16.6 million for the same period in 2010.  This increase included $23.2 million of expenses related to the Refinancing: $5.8 million in interest rate swap termination costs, $13.4 million of deferred financing fees related to former indebtedness, $1.6 million in original issue discount related to the Senior Toggle Notes, and $2.4 million to defease the former Senior Notes and Senior Toggle Notes.

Income Tax Expense

We recognized $9.4 million of income tax expense (or 48.6% of pre-tax income) for the three months ended March 31, 2011 compared to $14.9 million (or 36.8% of pre-tax income) for the same period of 2010.  The 2011 income tax expense includes $2.3 million, or 11.7% of pretax income, related to non deductible costs incurred related to the IPO during the period.

Net Income

As a result of the foregoing, consolidated net income decreased $15.8 million to $9.9 million for the three months ended March 31, 2011 compared to $25.7 million for the same period in 2010.  Net income for the three months ended March 31, 2011 includes $25.0 million of transaction related costs, net of tax effect, related to the Refinancing and IPO.  For the three months ended March 31, 2011, net income excluding transaction related costs related to the Refinancing and IPO, net of tax effect, would have been $34.9 million.

Liquidity and Capital Resources

In March 2011, Centers entered into the 2011 Senior Credit Facility, consisting of a $1.2 billion Term Loan Facility and an $80.0 million Revolving Credit Facility, and utilized the proceeds to repay all outstanding indebtedness under the 2007 Senior Credit Facility, the Senior Notes, and the Senior Subordinated Notes.

At March 31, 2011, we had $373.9 million in cash and cash equivalents and $657.2 million in working capital, compared with $193.9 million in cash and cash equivalents and $484.5 million in working capital at December 31, 2010. The $172.7 million increase in our working capital was primarily driven by increases in our cash as a result of the Refinancing and inventory. This was partially offset by an increase in our accounts payable.

We expect to fund our operations through internally generated cash and, if necessary, from borrowings under the Revolving Credit Facility.  At March 31, 2011, we had $71.8 million available under the Revolving Credit Facility, after giving effect to $8.2 million utilized to secure letters of credit.

On April 6, 2011, we completed the IPO pursuant to which 25.875 million shares of Class A common stock were issued at a price of $16.00 per share.  Holdings issued and sold 16 million shares and certain of Holdings’ shareholders sold 9.875 million shares in the IPO.  We used the net proceeds from the IPO, together with cash on hand (including additional funds from the Refinancing), to redeem all of our outstanding Series A preferred stock, repay $300 million of outstanding borrowings under the Term Loan Facility and pay sponsor-related obligations of approximately $11.1 million.  Assuming the IPO had been completed on March 31, 2011, our cash balance on this date would have been approximately $76.9 million.

We expect our primary uses of cash in the near future will be debt service requirements, capital expenditures and working capital requirements.

We currently anticipate that cash generated from operations, together with amounts available under the Revolving Credit Facility, will be sufficient for the term of the facility, which matures in March 2016, to meet our operating expenses, capital expenditures and debt service obligations as they become due.  However, our ability to make scheduled payments of principal on, to pay interest on, or to refinance our debt and to satisfy our other debt obligations will depend on our future operating performance, which will be affected by general economic, financial and other factors beyond our control.  We are currently in compliance with our debt covenant reporting and compliance obligations under the 2011 Senior Credit Facility.

The following table summarizes our cash flows for the three months ended March 31, 2011 and 2010:

	Three months	Three months
	ended March 31,	ended March 31,
(Dollars in millions)	2011	2010

Cash provided by operating activities	$64.6	$72.1
Cash used in investing activities	(8.4)	(7.5)
Cash provided by (used in) financing activities	124.1	(0.5)

Cash Provided by Operating Activities

Cash provided by operating activities was $64.6 million for the three months ended March 31, 2011 compared to $72.1 million for the three months ended March 31, 2010. The decrease was due primarily to an increase in cash interest payments of approximately $8.9 million principally due to termination costs related to the Refinancing.

Cash Used in Investing Activities

We used cash for investing activities of $8.4 million and $7.5 million for the three months ended March 31, 2011 and 2010, respectively. Capital expenditures, which were primarily for new stores, and improvements to our retail stores and our South Carolina manufacturing facility, were $7.8 million and $7.3 million for the three months ended March 31, 2011 and 2010, respectively.

Our capital expenditures typically consist of certain periodic updates in our company-owned stores and ongoing upgrades and improvements to our manufacturing facilities and are expected to be approximately $45 million for 2011.

Cash Used in Financing Activities

For the three months ended March 31, 2011 we generated cash of $124.1 million, primarily due to the Refinancing.  We borrowed $1,196.2 million under the 2011 Senior Credit Facility, and utilized a portion of the funds to repay $644.4 million under the 2007 Senior Credit Facility, $300.0 million for the redemption of the Senior Notes, and $110.0 million for the redemption of the Senior Subordinated Notes.   Additionally, we paid $17.4 million for fees associated with the Refinancing.  For the three months ended March 31, 2010 we used cash of $0.5 million, primarily for a payment of $0.6 million on long-term debt.

The following is a summary of our debt:

2011 Senior Credit Facility.  On March 4, 2011, Centers entered into the 2011 Senior Credit Facility, consisting of the Term Loan Facility and the Revolving Credit Facility.  The Term Loan Facility will mature in March 2018. The Revolving Credit Facility will mature in March 2016.  Interest on the 2011 Senior Credit Facility accrues at a variable rate and was 4.25% at March 31, 2011.   Interest is accrued at a rate, at our option, per annum equal to (A) the sum of (i) the greatest of (a) the prime rate (as publicly announced by JPMorgan Chase Bank, N.A. as its prime rate in effect), (b) the federal funds effective rate plus 0.50% and, (c) one month adjusted LIBOR (or if greater, 1.25%) plus 1.0% plus (ii) 2.0% or (B) the sum of (i) adjusted LIBOR (or if greater, 1.25%) plus (ii) 3.0%.  Effective on and after the first date on which quarterly financial statements are delivered to the lenders under and pursuant to the 2011 Senior Credit Facility after September 30, 2011, borrowings under the Revolving Credit Facility bear interest, at our option, at a rate per annum equal to (A) the sum of (i) the greatest of (a) the prime rate (as publicly announced by JPMorgan Chase Bank, N.A. as its prime rate in effect), (b) the federal funds effective rate plus 0.50% and, (c) one month adjusted LIBOR (or if greater, 1.25%) plus 1.0% plus (ii) 2.0% (or, if our consolidated net senior secured leverage ratio is not greater than 3.25 to 1.00 and no event of default then exists, 1.75%) or (B) the sum of (i) adjusted LIBOR (or if greater, 1.25%) plus (ii) 3.0% (or, if our consolidated net senior secured leverage ratio is not greater than 3.25 to 1.00 and no event of default then exists, 2.75%).  Additionally, we are required to pay a commitment fee to the lenders under the Revolving Credit Facility in respect of unutilized revolving loan commitments at a rate of 0.5% per annum.  As of March 31, 2011 $8.2 million of the Revolving Credit Facility was pledged to secure letters of credit.

The 2011 Senior Credit Facility contains customary covenants, including incurrence covenants and certain other limitations on the ability of GNC Corporation, Centers, and Centers’ subsidiaries to incur additional debt, guarantee other obligations, grant liens on assets, make investments or acquisitions, dispose of assets, make optional payments or modifications of other debt instruments, pay dividends or other payments on capital stock, engage in mergers or consolidations, enter into sales and leaseback transactions, enter into arrangements that restrict our and our subsidiaries’ ability to pay dividends or grant liens, engage in transactions with affiliations, and change the passive holding company status of GNC Corporation.  The Revolving Credit Facility also requires that, to the extent borrowings outstanding thereunder exceed $25 million, we meet a senior secured debt ratio of consolidated senior secured debt to consolidated EBITDA (as defined in the Revolving Credit Facility).  Such ratio test is 4.75 to 1.00 for the period from June 30, 2011 through and including March 31, 2013, and 4.25 to 1.00 thereafter.

As of March 31, 2011, the Company believes that it is in compliance with all covenants under the 2011 Senior Credit Facility.

2007 Senior Credit Facility. The 2007 Senior Credit Facility consisted of a $675.0 million term loan facility and a $60.0 million Revolving Credit Facility. The term loan facility was scheduled to mature in September 2013. The Revolving Credit Facility was scheduled to mature in March 2012.  Interest on the 2007 Senior Credit Facility accrued at a variable rate and was 4.0% at December 31, 2010.  As of December 31, 2010, $7.9 million of the Revolving Credit Facility was pledged to secure letters of credit.  At March 31, 2011, the 2007 Senior Credit Facility had been fully repaid.

Senior Notes.  We had outstanding $300.0 million of the Senior Notes at 99% of par value.  Interest on the Senior Notes was payable semi-annually in arrears on March 15 and September 15 of each year. Interest on the Senior Notes accrued at a variable rate and was 5.8% at December 31, 2010.  We had elected to make interest payments in cash.  At March 31, 2011, these notes had been redeemed.

Senior Subordinated Notes.  We had outstanding $110.0 million of the Senior Subordinated Notes due 2015. Interest on the Senior Subordinated Notes accrued at the rate of 10.75% per year and was payable semi-annually in arrears on March 15 and September 15 of each year.  At March 31, 2011, these notes had been redeemed.

Contractual Obligations

The following table summarizes our future minimum non-cancelable contractual obligations at March 31, 2011 assuming the completion of the IPO and application of a portion of the net proceeds there from to repay approximately $300.0 million of the Term Loan Facility.

	Payments due by period
		Less than
(in millions)	Total	1 year	1-3 years	4-5 years	After 5 years
Long-term debt obligations (1)	$905.4	$1.6	$3.6	$0.2	$900.0
Scheduled interest payments (2)	275.4	39.9	79.1	39.4	117.0
Operating lease obligations (3)	440.7	112.9	157.2	92.2	78.4
Purchase commitments (4)(5)	10.5	8.2	1.3	1.0	-
	$1,632.0	$162.6	$241.2	$132.8	$1,095.4

(1)        These balances consist of the following debt obligations: (a) $0.9 billion for the 2011 Senior Credit Facility, based on a variable interest rate; and (b) $5.4 million for our mortgage with a fixed interest rate. Repayment of the 2011 Senior Credit Facility represents the balance remaining after a $300.0 million payment in April 2011 and does not take into account any unscheduled payments that may occur due to our future cash positions.

(2)        The interest that will accrue on the long-term obligations includes variable rate payments, which are estimated using the associated LIBOR index as of March 31, 2011.  Interest under the 2011 Senior Credit Facility currently accrues based on one month LIBOR.

(3)        These balances consist of the following operating leases: (a) $420.5 million for company-owned retail stores; (b) $66.9 million for franchise retail stores, which is offset by $66.9 million of sublease income from franchisees; and (c) $20.2 million relating to various leases for tractors/trailers, warehouses, automobiles, and various equipment at our facilities. Operating lease obligations exclude insurance, taxes, maintenance, percentage rent and other costs.  These amounts are subject to fluctuation from year to year. For the year ended December 31, 2010, and for the three months ended March 31, 2011, these amounts collectively represented approximately 36% of the aggregate costs associated with our company-owned retail store operating leases.

(4)        This balance consists of $10.5 million of advertising.

(5)        We are unable to make a reasonably reliable estimate as to when cash settlement with taxing authorities may occur for our unrecognized tax benefits.  Also, included in our consolidated balance sheet are rent escalation liabilities, and we are unable to estimate the timing of these payments.  Therefore, these long term liabilities are not included in the table above.

In addition to the obligations set forth in the table above, we have entered into employment agreements with certain executives that provide for compensation and certain other benefits.  Under certain circumstances, including a change of control, some of these agreements provide for severance or other payments.

Off Balance Sheet Arrangements

As of March 31, 2011, we had no relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Critical Accounting Estimates

Our significant accounting policies are described in the notes to our consolidated financial statements under the heading “Basis of Presentation and Summary of Significant Accounting Policies” included elsewhere in this report. There have been no material changes to the application of critical accounting policies and significant judgments and estimates since those disclosed in the Prospectus.

Recently Issued Accounting Pronouncements

As of March 31, 2011, there were no recently issued accounting standards that are expected to have a material effect on the Company’s consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Market risk represents the risk of changes in the value of market risk sensitive instruments caused by fluctuations in interest rates, foreign exchange rates and commodity prices. Changes in these factors could cause fluctuations in the results of our operations and cash flows. In the ordinary course of business, we are primarily exposed to foreign currency and interest rate risks. We do not use derivative financial instruments in connection with these commodity market risks.

Interest Rate Market Risk

Based on the Company’s variable rate debt balance as of March 31, 2011, a 1% change in interest rates would have no impact on interest expense due to an interest rate floor that exists on the 2011 Senior Credit Facility.

Foreign Currency Exchange Rate Market Risk

We are subject to the risk of foreign currency exchange rate changes in the conversion from local currencies to the U.S. dollar of the reported financial position and operating results of our non-U.S. based subsidiaries. We are also subject to foreign currency exchange rate changes for purchases of goods and services that are denominated in currencies other than the U.S. dollar. The primary currency to which we are exposed to fluctuations is the Canadian Dollar. The fair value of our net foreign investments and our foreign denominated payables would not be materially affected by a 10% adverse change in foreign currency exchange rates for the periods presented.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act has been appropriately recorded, processed, summarized and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.  Based on such evaluation, our CEO and CFO have concluded that, as of March 31, 2011, our disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal controls over financial reporting that occurred during the last fiscal quarter, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1.   Legal Proceedings.

We are engaged in various legal actions, claims and proceedings arising in the normal course of business, including claims related to breach of contracts, products liabilities, intellectual property matters and employment-related matters resulting from our business activities. As with most actions such as these, an estimation of any possible and/or ultimate liability cannot always be determined.

We continue to assess the requirement to account for additional contingencies in accordance with the standard on contingencies. If we are required to make a payment in connection with an adverse outcome in these matters, it could have a material impact on our financial condition and operating results.

As a manufacturer and retailer of nutritional supplements and other consumer products that are ingested by consumers or applied to their bodies, we have been and are currently subjected to various product liability claims. Although the effects of these claims to date have not been material to us, it is possible that current and future product liability claims could have a material adverse impact on our business or financial condition. We currently maintain product liability insurance with a deductible/retention of $3.0 million per claim with an aggregate cap on retained loss of $10.0 million. We typically seek and have obtained contractual indemnification from most parties that supply raw materials for our products or that manufacture or market products we sell. We also typically seek to be added, and have been added, as an additional insured under most of such parties’ insurance policies. We are also entitled to indemnification by Numico for certain losses arising from claims related to products containing ephedra or Kava Kava sold prior to December 5, 2003. However, any such indemnification or insurance is limited by its terms and any such indemnification, as a practical matter, is limited to the creditworthiness of the indemnifying party and its insurer, and the absence of significant defenses by the insurers. We may incur material products liability claims, which could increase our costs and adversely affect our reputation, revenues and operating income.

Hydroxycut Claims. On May 1, 2009, the FDA issued a warning on several Hydroxycutbranded products manufactured by Iovate. The FDA warning was based on 23 reports of liver injuries from consumers who claimed to have used the products between 2002 and 2009. As a result, Iovate voluntarily recalled 14 Hydroxycut-branded products. Following the recall, we were named, among other defendants, in approximately 60 lawsuits related to Hydroxycut-branded products in 13 states. Iovate previously accepted our tender request for defense and indemnification under its purchasing agreement with us and, as such, Iovate has accepted our request for defense and indemnification in the Hydroxycut matters. Our ability to obtain full recovery in respect of any claims against us in connection with products manufactured by Iovate under the indemnity is dependent on Iovate’s insurance coverage, the creditworthiness of its insurer, and the absence of significant defenses by such insurer. To the extent we are not fully compensated by Iovate’s insurer, it can seek recovery directly from Iovate. Our ability to fully recover such amounts may be limited by the creditworthiness of Iovate.

During the first quarter of 2011, we were named in seven new personal injury lawsuits related to Hydroxycut, generally inclusive of claims of consumer fraud, misrepresentation, strict liability and breach of warranty. None of the seven plaintiffs in these lawsuits asserted specific damages claims.

The following seven personal injury matters were filed during the first quarter of 2011 by individuals claiming injuries from use and consumption of Hydroxycut-branded products:

•                  Kelly Renner v. General Nutrition Corporation, et al., Superior Court of New Jersey, Atlantic County, L-399-11 (filed January 24, 2011);

•                Orlando Jones, III, et al. v. GNC Corporation, U.S. District Court, Northern District of Alabama, 11CV350 (filed February 1, 2011);

•                  Lamone Griffin v. GNC, Inc., et al., Superior Court of New Jersey, Atlantic County, ATL-L-212711 (filed March 7, 2011);

•                  Jason Miller, et al. v. GNC Corporation, et al., Superior Court of California, County of Los Angeles, BC455783; (filed February 23, 2011);

•                Shaunna Torres, et al. v. GNC Corporation, et al., Superior Court of California, County of Los Angeles, BC457615; (filed March 18. 2011);

•                  Teresa Paioni, et al, v. GNC Corporation, et al., Superior Court of California, County of Los Angeles, BC457616; (filed March 18, 2011); and

•                Sonny W. Roman v.  GNC Corporation, et al., Court of Common Pleas Philadelphia County, 11-020477 (filed March 3, 2011).

Item 1A.   Risk Factors.

Risk factors that affect our business and financial results are discussed in the Prospectus under “Risk Factors” and are incorporated herein by reference. There have been no material changes to the disclosures relating to this item from those set forth in the Prospectus.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

On April 6, 2011, we completed the initial public offering of an aggregate of 25.875 million shares of our Class A common stock at a price of $16 per share.  We issued and sold 16 million shares and certain of our stockholders sold 9.875 million shares.  The shares were registered pursuant to the Registration Statement, which was declared effective on March 31, 2011.  Goldman, Sachs & Co. and J.P. Morgan Securities LLC served as joint representatives of the several underwriters for the IPO.

Our net proceeds from the IPO were approximately $237.6 million, after deducting underwriting discounts and commissions and offering expenses.  We used the net proceeds (together with cash on hand, including amounts from the Refinancing) to:

•                  redeem all of our outstanding shares of Series A preferred stock at a redemption price per share of $5.00, plus accrued and unpaid dividends through the redemption date of $2.47 per share, representing an aggregate redemption price of approximately $222.5 million,

•                  contribute $300.0 million to Centers to repay outstanding borrowings under the Term Loan Facility, and

•                  apply approximately $11.1 million to satisfy our obligations under the ACOF Management Services Agreement and our Class B common stock.

Ares, OTPP and members of management held substantially all of our outstanding Series A preferred stock and, therefore, received substantially all of the cash paid to redeem such stock.  In connection with the contribution of $300.0 million to Centers to repay outstanding borrowings under the Term Loan Facility, funds affiliated with Ares received approximately $30.0 million, representing their pro rata positions in the Term Loan Facility.  Interest represented $0.1 million of the $30.0 million paid to Ares.

There has been no material change in the use of proceeds from the IPO as described in the Prospectus under “Use of Proceeds”.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Removed and Reserved.

Item 5.  Other Information.

None

Item 6.   Exhibits.

Exhibit
No.	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Certain Relationships and Related Transactions
99.2	Related Party Transactions
99.3	Risk Factors

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the persons undersigned thereunto duly authorized.

GNC HOLDINGS, INC.
(Registrant)

May 10, 2011	/s/ Joseph M. Fortunato
Joseph M. Fortunato
Chief Executive Officer
(Principal Executive Officer)

May 10, 2011	/s/ Michael M. Nuzzo
Michael M. Nuzzo
Chief Financial Officer
(Principal Financial Officer)