Form 10-Q
period 2011-06-30
GNC HOLDINGS, INC.
filed 2011-08-05
CIK 1502034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [    ] Yes [ X ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [ X  ] Yes [    ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer[ X ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [      ] Yes [ X ] No

As of July 31, 2011, the number of outstanding shares of Class A common stock, par value $0.001 per share (the “Class A common stock”), and the number of outstanding shares of Class B common stock, par value $0.001 per share (the “Class B common stock”), of GNC Holdings, Inc. were 90,068,598 shares and 13,782,311 shares, respectively.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GNC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, including share data)

	June 30,	December 31,
	2011	2010
Current assets:	(unaudited)

Cash and cash equivalents	$97,970	$193,902
Receivables, net	100,706	102,874
Inventories (Note 3)	415,720	381,949
Prepaids and other current assets	48,478	40,569
Total current assets	662,874	719,294

Long-term assets:
Goodwill (Note 4)	625,878	625,241
Brands (Note 4)	720,000	720,000
Other intangible assets, net (Note 4)	143,849	147,224
Property, plant and equipment, net	191,053	193,428
Deferred financing fees, net	12,656	14,129
Other long-term assets	7,767	5,767
Total long-term assets	1,701,203	1,705,789

Total assets	$2,364,077	$2,425,083

Current liabilities:
Accounts payable	$128,793	$98,662
Accrued payroll and related liabilities	24,211	25,656
Accrued interest (Note 5)	2,004	13,372
Current portion, long-term debt (Note 5)	1,592	28,070
Deferred revenue and other current liabilities	73,688	69,065
Total current liabilities	230,288	234,825

Long-term liabilities:
Long-term debt (Note 5)	900,615	1,030,429
Deferred tax liabilities, net	289,134	288,015
Other long-term liabilities	33,397	33,950
Total long-term liabilities	1,223,146	1,352,394

Total liabilities	1,453,434	1,587,219

Preferred stock, $0.001 par value, 60,000 shares authorized:
Series A, 30,500 shares designated, 30,134 shares issued, 29,867 shares outstanding and
267 shares held in treasury at December 31, 2010	-	218,381

Stockholders’ equity:
Common stock, $0.001 par value, 150,000 shares authorized:
Class A, 90,833 shares issued and 90,064 shares outstanding and 769 shares held in treasury at June 30, 2011 and 59,968 shares issued and 59,199 shares outstanding and 769 shares
held in treasury at December 31, 2010	90	60
Class B, 13,782 shares and 28,169 issued and outstanding at June 30, 2011 and
December 31, 2010, respectively	14	28
Paid-in-capital	695,800	451,728
Retained earnings	212,425	171,224
Treasury stock, at cost	(2,277)	(2,277)
Accumulated other comprehensive income (loss)	4,591	(1,280)
Total stockholders’ equity	910,643	619,483

Total liabilities and stockholders’ equity	$2,364,077	$2,425,083

The accompanying notes are an integral part of the consolidated financial statements.

 GNC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited)

(in thousands, except per share data)

	Three months ending June 30,		Six months ended June 30,
	2011	2010	2011	2010

Revenue	$518,535	$455,730	$1,024,543	$920,749
Cost of sales, including cost of warehousing,
distribution and occupancy	327,618	292,118	649,779	591,238

Gross profit	190,917	163,612	374,764	329,511

Compensation and related benefits	75,363	67,641	146,636	135,474
Advertising and promotion	13,391	14,122	27,598	29,576
Other selling, general and administrative	29,418	25,458	57,901	50,963
Foreign currency loss (gain)	48	19	(119)	(57)
Transaction related costs	-	-	12,362	-
Operating income	72,697	56,372	130,386	113,555

Interest Expense, net (Note 5)	15,723	16,274	54,099	32,886

Income before income taxes	56,974	40,098	76,287	80,669

Income tax expense (Note 10)	20,970	14,687	30,360	29,597

Net income	$36,004	$25,411	$45,927	$51,072

Income per share - Basic and Diluted:

Net income	$36,004	$25,411	$45,927	$51,072
Preferred stock dividends	(494)	(5,086)	(4,726)	(10,048)
Net income available to common shareholders	$35,510	$20,325	$41,201	$41,024

Earnings per share:
Basic	$0.35	$0.23	$0.43	$0.47
Diluted	$0.34	$0.23	$0.42	$0.46

Weighted average common shares outstanding:
Basic	102,723	87,353	95,088	87,347
Diluted	105,908	88,223	97,972	88,452

GNC HOLDINGS INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity and Comprehensive Income (Loss)

(in thousands, including share data)

								Accumulated
	Common Stock							Other	Total
	Class A		Class B		Treasury	Paid-in-	Retained	Comprehensive	Stockholders’
	Shares	Dollars	Shares	Dollars	Stock	Capital	Earnings	Income (Loss)	Equity

Balance at December 31, 2010	59,199	$60	28,169	$28	$(2,277)	$451,728	$171,224	$(1,280)	$619,483

Comprehensive income (loss):
Net income	-	-	-	-	-	-	45,927	-	45,927
Unrealized gain on derivatives designated
and qualified as cash flow hedges,
net of tax of $2,718	-	-	-	-	-	-	-	4,751	4,751
Foreign currency translation adjustments	-	-	-	-	-	-	-	1,120	1,120
Comprehensive income									51,798

Issuance of common stock	16,000	16	-	-	-	237,237	-	-	237,253
Conversion of stock	14,387	14	(14,387)	(14)	-	-	-	-	-
Preferred stock dividends	-	-	-	-	-	-	(4,726)	-	(4,726)
Exercise of stock options	478	-	-	-	-	4,620	-	-	4,620
Non-cash stock-based compensation	-	-	-	-	-	2,215	-	-	2,215

Balance at June 30, 2011 (unaudited)	90,064	$90	13,782	$14	$(2,277)	$695,800	$212,425	$4,591	$910,643

Balance at December 31, 2009	59,170	$60	28,169	$28	$(2,474)	$448,556	$95,263	$(7,199)	$534,234

Comprehensive income (loss):
Net income	-	-	-	-	-	-	51,072	-	51,072
Unrealized gain on derivatives designated
and qualified as cash flow hedges,
net of tax of $874	-	-	-	-	-	-	-	1,526	1,526
Foreign currency translation adjustments	-	-	-	-	-	-	-	(446)	(446)
Comprehensive income									52,152

Purchase of treasury stock	14	-	-	-	-	90	-	-	90
Preferred stock dividends	-	-	-	-	-	-	(10,048)	-	(10,048)
Non-cash stock-based compensation	-	-	-	-	-	1,576	-	-	1,576

Balance at June 30, 2010 (unaudited)	59,184	$60	28,169	$28	$(2,474)	$450,222	$136,287	$(6,119)	$578,004

The accompanying notes are an integral part of the consolidated financial statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six months ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$45,927	$51,072

Adjustments to reconcile net income to net cash provided
by operating activities:
Write-off of deferred financing fees - early debt extinguishment	17,418	-
Amortization of original issue discount - early debt extinguishment	2,437	-
Depreciation expense	19,085	18,821
Amortization of intangible assets	3,806	4,051
Amortization of deferred financing fees	1,401	2,124
Amortization of original issue discount	235	201
Increase in provision for inventory losses	8,847	5,943
Non-cash stock-based compensation	2,215	1,576
Increase (decrease) in provision for losses on accounts receivable	180	(662)
Changes in assets and liabilities:
Decrease in receivables	831	2,671
Increase in inventory	(40,884)	(31,695)
(Increase) decrease in other working capital	(9,781)	5,374
Increase in accounts payable	30,158	24,052
Decrease in interest payable	(11,369)	(1,264)
Increase in accrued liabilities	9,011	4,351
Net cash provided by operating activities	79,517	86,615

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(16,455)	(13,675)
Franchise store conversions	284	64
Investment in joint ventures	(1,020)	-
Store acquisition costs	(686)	(240)
Net cash used in investing activities	(17,877)	(13,851)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of 2007 Senior Credit Facilty	(644,382)	-
Repurchase of Class A preferred stock	(223,107)	-
Payment on 2011 Senior Credit Facility	(300,000)	-
Redemption of Senior Toggle Notes	(300,000)	-
Redemption of Senior Subordinated Notes	(110,000)	-
Issuance of Class A Common Stock	237,253	90
Borrowings on 2011 Senior Credit Facility	1,196,200	-
Proceeds from exercised stock options	3,325	-
Tax benefit from exercise of stock options	1,612	-
Payments on long-term debt	(783)	(966)
Deferred financing fees	(17,346)	-
Net cash used in financing activities	(157,228)	(876)

Effect of exchange rate on cash and cash equivalents	(344)	72
Net (decrease) increase in cash and cash equivalents	(95,932)	71,960
Beginning balance, cash and cash equivalents	193,902	89,948
Ending balance, cash and cash equivalents	$97,970	$161,908

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

The Company’s organizational structure is vertically integrated as the operations consist of purchasing raw materials, formulating and manufacturing products and selling the finished products through its three primary segments: retail, franchising and manufacturing/wholesale.  Corporate retail store operations are located in North America and Puerto Rico, and in addition the Company offers products domestically through GNC.com and www.drugstore.com. Franchise stores are located in the United States and 50 international countries (including distribution centers where retail sales are made).  The Company operates its primary manufacturing facilities in South Carolina and distribution centers in Arizona, Pennsylvania and South Carolina. The Company manufactures the majority of its branded products, but also merchandises various third party products. Additionally, the Company licenses the use of its trademarks and trade names.

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

In March 2011, General Nutrition Centers, Inc. (“Centers”), a wholly owned subsidiary of Holdings, entered into the 2011 Senior Credit Facility, consisting of a $1.2 billion Term Loan Facility and an $80.0 million Revolving Credit Facility, and utilized the proceeds to repay all outstanding indebtedness under the 2007 Senior Credit Facility, the Senior Notes, and the Senior Subordinated Notes.

In April 2011, Holdings consummated an initial public offering of 16.0 million shares of its Class A common stock (the “IPO”), at an initial public offering (the “IPO”) price of $16.00 per share.  The net proceeds from the IPO, together with cash on hand, were used to redeem all outstanding Series A preferred stock, repay approximately $300.0 million of outstanding borrowings under the Term Loan Facility, and pay approximately $11.1 million to satisfy obligations under the ACOF Management Services Agreement and the Class B common stock.

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

GNC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Derivatives designated as hedging instruments were recorded in the consolidated balance sheet at fair value as follows:

		Fair Value
	Balance Sheet Location	June 30, 2011	December 31, 2010
		(unaudited)
		(in thousands)

Interest Rate Products	Other current liabilities	$-	$4,395

Interest Rate Products	Other long-term liabilities	$-	$3,074

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

GNC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Components of gains and losses recorded in the consolidated balance sheet and consolidated income statements for the three months ended June 30, 2011 and 2010 were as follows:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)

(unaudited)
(in thousands)

2011

Interest Rate Products	$-	Interest income (expense)	$-

2010

Interest Rate Products	$(1,616)	Interest income (expense)	$(3,577)

Components of gains and losses recorded in the consolidated balance sheet and consolidated income statements for the six months ended June 30, 2011 and 2010 were as follows:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)

(unaudited)
(in thousands)

2011

Interest Rate Products	$(639)	Interest income (expense)	$(8,108)

2010

Interest Rate Products	$(5,275)	Interest income (expense)	$(7,675)

Transaction Related Cost.  The Company recognizes transaction related costs as expenses in the period incurred.  For the six months ended June 30, 2011, the Company recognized $12.4 million of such expenses.

Recently Issued Accounting Pronouncements

As of June 30, 2011, there were no recently issued accounting standards that are expected to have a material impact on the Company’s consolidated financial statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3.  INVENTORIES

Inventories at each respective period consisted of the following:

	June 30,	December 31,
	2011	2010
	(unaudited)
	(in thousands)

Finished product ready for sale	$337,901	$319,212
Work-in-process, bulk product and raw materials	70,876	57,165
Packaging supplies	6,943	5,572
	$415,720	$381,949

NOTE 4. GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill represents the excess of purchase price over the fair value of identifiable net assets of acquired entities.  In accordance with the standard on intangibles and goodwill, goodwill and intangible assets with indefinite useful lives are not amortized, but instead are tested for impairment at least annually. Other intangible assets with finite lives are amortized on a straight-line basis over periods not exceeding 35 years.

For the six months ended June 30, 2011, the Company acquired 16 franchise stores.  These acquisitions were accounted for utilizing the acquisition method of accounting and the Company recorded the acquired inventory, fixed assets, franchise rights and goodwill, with an applicable reduction to receivables and cash. The total purchase price associated with these acquisitions was $1.9 million, of which $0.7 million was paid in cash.

The following table summarizes the Company’s goodwill activity:

			Manufacturing/
	Retail	Franchising	Wholesale	Total
	(in thousands)
Balance at December 31, 2010	$305,097	$117,303	$202,841	$625,241
Acquired franchise stores	637	-	-	637
Balance at June 30, 2011 (unaudited)	$305,734	$117,303	$202,841	$625,878

The following table summarizes the Company’s intangible asset activity:

	Retail	Franchise	Operating	Franchise
	Brand	Brand	Agreements	Rights	Total
	(in thousands)
Balance at December 31, 2010	$500,000	$220,000	$146,223	$1,001	$867,224
Acquired franchise stores	-	-	-	431	431
Amortization expense	-	-	(3,427)	(379)	(3,806)
Balance at June 30, 2011 (unaudited)	$500,000	$220,000	$142,796	$1,053	$863,849

GNC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table reflects the gross carrying amount and accumulated amortization for each major intangible asset:

	Estimated	June 30, 2011			December 31, 2010
	Life		Accumulated	Carrying		Accumulated	Carrying
	in years	Cost	Amortization	Amount	Cost	Amortization	Amount
			(unaudited)

	(in thousands)
Brands - retail	-	$500,000	$-	$500,000	$500,000	$-	$500,000
Brands - franchise	-	220,000	-	220,000	220,000	-	220,000
Retail agreements	25-35	31,000	(4,670)	26,330	31,000	(4,143)	26,857
Franchise agreements	25	70,000	(12,017)	57,983	70,000	(10,617)	59,383
Manufacturing agreements	25	70,000	(12,017)	57,983	70,000	(10,617)	59,383
Other intangibles	5	1,000	(500)	500	1,150	(550)	600
Franchise rights	1-5	4,133	(3,080)	1,053	3,702	(2,701)	1,001
		$896,133	$(32,284)	$863,849	$895,852	$(28,628)	$867,224

The following table represents future estimated amortization expense of other intangible assets, net, with definite lives at June 30, 2011:

Estimated
amortization
Years ending December 31,	expense
(unaudited)
(in thousands)
2011	3,773
2012	7,244
2013	7,039
2014	6,762
2015	6,668
Thereafter	112,363
Total	$143,849

NOTE 5.  LONG-TERM DEBT / INTEREST EXPENSE

Long-term debt at each respective period consisted of the following:

	June 30,	December 31,
	2011	2010
	(unaudited)
	(in thousands)

2011 Senior Credit Facility	$897,243	$-
2007 Senior Credit Facility	-	644,382
Senior Notes	-	298,372
Senior Subordinated Notes	-	110,000
Mortgage	4,936	5,711
Capital leases	28	34
Total Debt	902,207	1,058,499
Less: current maturities	(1,592)	(28,070)
Long-term Debt	$900,615	$1,030,429

GNC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company’s net interest expense for each respective period was as follows:

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
	(unaudited) (in thousands)		(unaudited) (in thousands)

2011 Senior Credit Facility:
Term Loan	$10,064	$-	$13,990	$-
Revolver	159	-	208	-
Deferred fees writedown - early extinguishment	4,016	-	17,418	-
OID writedown - early extinguishment	881	-	2,437	-
Deferred financing fees amortization	505	1,068	1,401	2,124
Mortgage	231	116	320	231
OID amortization	127	102	235	201
Interest income	(260)	(161)	(477)	(298)
Senior Notes	-	4,853	4,808	9,709
Senior Subordinated Notes	-	2,956	3,054	5,912
Termination of interest rate swaps	-	-	5,819	-
2007 Senior Credit Facility:
Term Loan	-	7,228	4,815	14,783
Revolver	-	112	71	224
Interest expense, net	$15,723	$16,274	$54,099	$32,886

Accrued interest at each respective period consisted of the following:

	June 30,	December 31,
	2011	2010
	(unaudited)
	(in thousands)

2011 Senior Credit Facility	$2,004	$-
2007 Senior Credit Facility	-	4,173
Senior Notes	-	5,717
Senior Subordinated Notes	-	3,482
Total	$2,004	$13,372

On March 4, 2011, Centers entered into the 2011 Senior Credit Facility, consisting of a $1.2 billion term loan facility (the “Term Loan Facility”) and an undrawn $80.0 million revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “2011 Senior Credit Facility”).  The Term Loan Facility will mature in March 2018. The Revolving Credit Facility will mature in March 2016.  Interest on the 2011 Senior Credit Facility accrues at a variable rate and was 4.25% at June 30, 2011.  Interest is accrued at a rate, at the Company’s option, per annum equal to (A) the sum of (i) the greatest of (a) the prime rate (as publicly announced by JPMorgan Chase Bank, N.A. as its prime rate in effect), (b) the federal funds effective rate plus 0.50% and, (c) one month adjusted LIBOR (or if greater, 1.25%) plus 1.0% plus (ii) 2.0% or (B) the sum of (i) adjusted LIBOR (or if greater, 1.25%) plus (ii) 3.0%.   Additionally, the Company is required to pay a commitment fee to the lenders under the Revolving Credit Facility in respect of unutilized revolving loan commitments at a rate of 0.5% per annum.  As of June 30, 2011, $8.2 million of the Revolving Credit Facility was pledged to secure letters of credit.  The 2011 Senior Credit Facility is collateralized by first priority pledges (subject to permitted liens) of the equity interests of each of Centers and Centers’ domestic subsidiaries.  In connection with the Refinancing on March 4, 2011, the Company incurred $17.3 million in deferred financing costs.  The $1.2 billion Term Loan Facility was recorded net of original issue discount of $3.8 million.  The Company used part of the net proceeds from the IPO to repay $300.0 million of outstanding borrowings under the Term Loan Facility.  In conjunction with the $300.0 million prepayment, the Company recognized early extinguishment costs from deferred financing costs and original issue discount of $4.0 million and $0.9 million, respectively.

GNC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The 2011 Senior Credit Facility contains customary covenants, including incurrence covenants and certain other limitations on the ability of GNC Corporation, Centers, and Centers’ subsidiaries to incur additional debt, guarantee other obligations, grant liens on assets, make investments or acquisitions, dispose of assets, make optional payments or modifications of other debt instruments, pay dividends or other payments on capital stock, engage in mergers or consolidations, enter into sales and leaseback transactions, enter into arrangements that restrict GNC Corporation’s, Centers’ and Centers’ subsidiaries’ ability to pay dividends or grant liens, engage in transactions with affiliates, and change the passive holding company status of GNC Corporation.  The Revolving Credit Facility also requires that, to the extent borrowings outstanding thereunder exceed $25.0 million, Centers and its domestic subsidiaries meet a senior secured debt ratio of consolidated senior secured debt to consolidated EBITDA (as defined in the Revolving Credit Facility).  Such ratio test is 4.75 to 1.00 for the period from June 30, 2011 through and including March 31, 2013, and 4.25 to 1.00 thereafter.

As of June 30, 2011, the Company believes that it is in compliance with all covenants under the 2011 Senior Credit Facility.

At December 31, 2010, the interest rate for the 2007 Senior Credit Facility was 2.5%.  At December 31, 2010, the interest rate for the Senior Notes was 5.8%.  In connection with the Refinancing on March 4, 2011, the 2007 Senior Credit Facility, Senior Notes and Senior Subordinated Notes were repaid.

NOTE 6.  FINANCIAL INSTRUMENTS

At June 30, 2011 and December 31, 2010, the Company’s financial instruments consisted of cash and cash equivalents, receivables, franchise notes receivable, accounts payable and long-term debt. The carrying amount of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximates their fair value because of the short maturity of these instruments.  Based on the interest rates currently available and their underlying risk, the carrying value of the franchise notes receivable approximates their fair value. These fair values are reflected net of reserves, which are recognized according to Company policy.  The Company determined the estimated fair values of its debt by using currently available market information and estimates and assumptions where appropriate.  As considerable judgment is required to determine these estimates, changes in the assumptions or methodologies may have an effect on these estimates.  The carrying amount and estimated fair values of the Company’s financial instruments are as follows:

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(unaudited)
	(in thousands)
Cash and cash equivalents	$97,970	$97,970	$193,902	$193,902
Receivables, net	100,706	100,706	102,874	102,874
Franchise notes receivable, net	6,185	6,185	4,496	4,496
Accounts payable	128,793	128,793	98,662	98,662
Long-term debt (including current portion)	902,207	902,714	1,058,499	1,007,070

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

The Company continues to assess the requirement to account for additional contingencies in accordance with the standard on contingencies.  If the Company is required to make a payment in connection with an adverse outcome in these matters, it could have a material impact on its financial condition, operating results, and cash flows.

As a manufacturer and retailer of nutritional supplements and other consumer products that are ingested by consumers or applied to their bodies, the Company has been and is currently subjected to various product liability claims. Although the effects of these claims to date have not been material to the Company, it is possible that current and future product liability claims could have a material adverse impact on its business, financial condition or cash flows. The Company currently maintains product liability insurance with a deductible/retention of $3.0 million per claim with an aggregate cap on retained loss of $10.0 million. The Company typically seeks and has obtained contractual indemnification from most parties that supply raw materials for its products or that manufacture or market products it sells. The Company also typically seeks to be added, and has been added, as an additional insured under most of such parties’ insurance policies.  The Company is also entitled to indemnification by a former owner of the Company for certain losses arising from claims related to products containing ephedra or Kava Kava sold prior to December 5, 2003. However, any such indemnification or insurance is limited by its terms and any such indemnification, as a practical matter, is limited to the creditworthiness of the indemnifying party and its insurer, and the absence of significant defenses by the insurers. The Company may incur material products liability claims, which could increase its costs and adversely affect its reputation, revenues and operating income.

GNC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Hydroxycut Claims. On May 1, 2009, the FDA issued a warning on several Hydroxycut-branded products manufactured by Iovate Health Sciences U.S.A., Inc. (“Iovate”).  The FDA warning was based on 23 reports of liver injuries from consumers who claimed to have used the products between 2002 and 2009. As a result, Iovate voluntarily recalled 14 Hydroxycut-branded products. Following the recall, the Company was named, among other defendants, in approximately 85 lawsuits related to Hydroxycut-branded products in 13 states.  Iovate previously accepted the Company’s tender request for defense and indemnification under its purchasing agreement with the Company and, as such, Iovate has accepted the Company’s request for defense and indemnification in the Hydroxycut matters.  The Company’s ability to obtain full recovery in respect of any claims against the Company in connection with products manufactured by Iovate under the indemnity is dependent on Iovate’s insurance coverage, the creditworthiness of its insurer, and the absence of significant defenses by such insurer.  To the extent the Company is not fully compensated by Iovate’s insurer, it can seek recovery directly from Iovate.  The Company’s ability to fully recover such amounts may be limited by the creditworthiness of Iovate.

As of June 30, 2011, there were 76 pending lawsuits related to Hydroxycut in which the Company had been named: 70 individual, largely personal injury claims and six putative class action cases, generally inclusive of claims of consumer fraud, misrepresentation, strict liability and breach of warranty.  As any liabilities that may arise from these matters are not probable or reasonably estimable at this time, no liability has been accrued in the accompanying financial statements.

By court order dated October 6, 2009, the United States Judicial Panel on Multidistrict Litigation consolidated pretrial proceedings of many of the pending actions in the Southern District of California (In re: Hydroxycut Marketing and Sales Practices Litigation, MDL No. 2087).

Pro-Hormone/Androstenedione Cases.  The Company is currently defending five lawsuits (the “Andro Actions”) in California, Florida, New Jersey, New York and Pennsylvania relating to the sale by the Company of certain nutritional products, between 1999 and 2004, alleged to contain the ingredients commonly known as Androstenedione, Androstenediol, Norandrostenedione, and Norandrostenediol (collectively, “Andro Products”). In each of the Andro Actions, plaintiffs sought, or are seeking, to certify a class and obtain damages on behalf of the class representatives and all those similarly-situated who purchased from the Company certain nutritional supplements alleged to contain one or more Andro Products.  During the first quarter of 2011, the sole Andro Action filed in California was settled for an immaterial amount, pending approval by the court.  Unlike the other states in which the plaintiffs reside, California law prohibits one of the ingredients; therefore, the Company does not believe that the outcome in California provides a basis for determining the potential outcome of the other Andro Actions.  As any liabilities that may arise from these other Andro Actions are not probable or reasonably estimable at this time, no liability has been accrued in the accompanying financial statements.

Commitments

The Company maintains certain purchase commitments with various vendors to ensure its operational needs are fulfilled.  As of June 30, 2011, such future purchase commitments consisted of $6.8 million of advertising commitments.  Other commitments related to the Company’s business operations cover varying periods of time and are not significant.  All of these commitments are expected to be fulfilled with no adverse consequences to the Company’s operations of financial condition.

Environmental Compliance

In March 2008, the South Carolina Department of Health and Environmental Control (the “DHEC”) requested that the Company investigate contamination associated with historical activities at its South Carolina facility. These investigations have identified chlorinated solvent impacts in soils and groundwater that extend offsite from our facility. The Company is awaiting DHEC approval of the scope of additional investigations in order to understand the extent of these impacts and develop appropriate remedial measures for DHEC approval. At this stage of the investigation, however, it is not possible to estimate the timing and extent of any remedial action that may be required, the ultimate cost of remediation, or the amount of the Company’s potential liability.

GNC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In addition to the foregoing, the Company is subject to numerous federal, state, local and foreign environmental and health and safety laws and regulations governing its operations, including the handling, transportation, and disposal of the Company’s non-hazardous and hazardous substances and wastes, as well as emissions and discharges from its operations into the environment, including discharges to air, surface water and groundwater. Failure to comply with such laws and regulations could result in costs for remedial actions, penalties, or the imposition of other liabilities.  New laws, changes in existing laws or the interpretation thereof, or the development of new facts or changes in their processes could also cause the Company to incur additional capital and operation expenditures to maintain compliance with environmental laws and regulations and environmental permits.  The Company also is subject to laws and regulations that impose liability and cleanup responsibility for releases of hazardous substances into the environment without regard to fault or knowledge about the condition or action causing the liability. Under certain of these laws and regulations, such liabilities can be imposed for cleanup of previously owned or operated properties, or for properties to which substances or wastes that were sent in connection with current or former operations at its facilities. The presence of contamination from such substances or wastes could also adversely affect the Company’s ability to sell or lease its properties, or to use them as collateral for financing. From time to time, the Company has incurred costs and obligations for correcting environmental and health and safety noncompliance matters and for remediation at or relating to certain of its properties or properties at which its waste has been disposed.  The Company believes it has complied with, and is currently complying with, its environmental obligations pursuant to environmental and health and safety laws and regulations and that any liabilities for noncompliance will not have a material adverse effect on its business, financial performance, or cash flows. However, it is difficult to predict future liabilities and obligations, which could be material.

NOTE 8.  STOCK-BASED COMPENSATION PLANS

The Company has outstanding stock-based compensation awards that were granted by the Holdings’ Compensation Committee of Holdings’ Board of Directors (the “Compensation Committee”) under the following two stock-based employee compensation plans:

•                  the GNC Holdings, Inc. 2011 Stock and Incentive Plan (the “2011 Stock Plan”) adopted in March 2011; and

•                  the GNC Acquisition Holdings Inc. 2007 Stock Incentive Plan adopted in March 2007 (as amended, the “2007 Stock Plan”).

Both plans have provisions that allow for the granting of stock options, restricted stock and other stock based awards and are available to certain eligible employees, directors, consultants or advisors as determined by the Compensation Committee.  Stock options under the plans were granted with exercise prices at or above fair market value on the date of grant, typically vest over a four- or five-year period and expire seven or ten years from the date of grant.

Up to 8.5 million shares of Class A common stock may be issued under the 2011 Stock Plan (subject to adjustment to reflect certain transactions and events specified in the 2011 Stock Plan for any award grant). If any award granted under the 2011 Stock Plan expires, terminates or is cancelled without having been exercised in full, the number of shares underlying such unexercised award will again become available for awards under the 2011 Stock Plan. The total number of shares of Class A common stock available for awards under the 2011 Stock Plan will be reduced by (i) the total number of stock options or stock appreciation rights exercised, regardless of whether any of the shares of Class A common stock underlying such awards are not actually issued to the participant as the result of a net settlement, and (ii) any shares of Class A common stock used to pay any exercise price or tax withholding obligation. In addition, the number of shares of Class A common stock that are subject to restricted stock, performance shares or other stock-based awards that are not subject to the appreciation of the value of a share of Class A common stock (“Full Share Awards”) that may be granted under the 2011 Stock Plan is limited by counting shares granted pursuant to such awards against the aggregate share reserve as 1.8 shares for every share granted. If any stock option, stock appreciation right or other stock-based award that is not a Full Share Award is cancelled, expires or terminates unexercised for any reason, the shares covered by such awards will again be available for the grant of awards under the 2011 Stock Plan. If any shares of Class A common stock that are subject to restricted stock, performance shares or other stock-based awards that are Full Share Awards are forfeited for any reason, 1.8 shares of Class A common stock will again be available for the grant of awards under the 2011 Stock Plan.

The Company will not grant any additional awards under the 2007 Stock Plan.   No stock appreciation rights, restricted stock, deferred stock or performance shares were granted under the 2007 Stock Plan.

GNC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company utilizes the Black Scholes model to calculate the fair value of options under both of the Holdings’ plans. The resulting compensation cost is recognized in the Company’s financial statements over the option vesting period.  The Company recognized $1.4 million and $0.7 million of non-cash stock-based compensation expense for the three months ended June 30, 2011 and 2010, respectively.  The Company recognized $2.2 million and $1.6 million of non-cash stock-based compensation expense for the six months ended June 30, 2011 and 2010, respectively.  At June 30, 2011, there was $13.2 million of total unrecognized compensation cost related to non-vested stock-based compensation for all awards previously made that are expected to be recognized over a weighted average period of approximately 4.2 years.

During the six months ended, June 30, 2011 the total intrinsic value of awards exercised was $4.4 million and the total amount of cash received from the exercise of options was $3.3 million. The tax impact associated with the exercise of awards for the six months ended June 30, 2011 was a benefit of $1.3 million and was recorded to additional capital.  During the six months ended June 30, 2010, there were no options exercised.

The following table sets forth a summary of stock options under all plans for the six months ended June 30, 2011:

	Total Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (in Thousands)

Outstanding at December 31, 2010	9,344,188	$7.60
Granted	1,605,000	19.06
Exercised	(478,660)	6.95
Forfeited	(449,700)	14.37
Expired	(5,800)	10.81
Outstanding at June 30, 2011	10,015,028	$9.16	6.5	$126,660

Exercisable at June 30, 2011	6,917,196	$7.10	6.0	$101,771

The Black Scholes model utilizes the following assumptions in determining a fair value: price of underlying stock, award exercise price, expected term, risk-free interest rate, expected dividend yield and expected stock price volatility over the award’s expected term. Due to the utilization of these assumptions, the existing models do not necessarily represent the definitive fair value of awards for future periods.   As Holdings has had minimal exercises of stock options under its plans, the option term has been estimated by considering both the vesting period, which typically for both plans has been five or four years, and the contractual term, which historically has been either seven or ten years. Until the IPO, the fair value of the stock was estimated based upon the net enterprise value of the Company, discounted to reflect the lack of liquidity and control associated with the stock.  Following the consummation of the IPO, the fair value of the stock was based upon the closing price of the Class A common stock as reported on the New York Stock Exchange (the “NYSE”).  Volatility is estimated based upon the Company utilizing its current peer group average to estimate the expected volatility.

The assumptions used in the Company’s Black Scholes valuation related to stock option grants made during the six months ended June 30, 2011 were as follows:

Dividend yield	0.00%
Expected option life	4.5-7.0 years
Volatility factor percentage of market price	38.5%
Discount rate	2.2%-2.9%

GNC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table sets forth a summary of restricted stock units granted under the 2011 Stock Plan and related information for the six months ended June 30, 2011:

	Restricted Stock Units	Weighted Average Fair Value

Granted	102,560	$18.82
Vested	-	-
Forfeited	(12,020)	18.82
Outstanding at June 30, 2011	90,540	$18.82

NOTE 9.  SEGMENTS

The Company has three reportable segments, each of which represents an identifiable component of the Company for which separate financial information is available. This information is utilized by the Company’s management to assess performance and allocate assets accordingly. The Company’s management evaluates segment operating results based on several indicators. The primary key performance indicators are sales and operating income or loss for each segment. Operating income or loss, as evaluated by management, excludes certain items that are managed at the consolidated level, such as distribution and warehousing, impairments and other corporate costs. The following table represents key financial information for each of the Company’s reportable segments, identifiable by the distinct operations and management of each: Retail, Franchising and Manufacturing/Wholesale. The Retail reportable segment includes the Company’s corporate store operations in the United States, Canada and its GNC.com business. The Franchise reportable segment represents the Company’s franchise operations, both domestically and internationally. The Manufacturing/Wholesale reportable segment represents the Company’s manufacturing operations in South Carolina and the Wholesale sales business. This segment supplies the Retail and Franchise segments, along with various third parties, with finished products for sale. The Warehousing and Distribution and Corporate costs represent the Company’s administrative expenses. The accounting policies of the segments are the same as those described in the “Basis of Presentation and Summary of Significant Accounting Policies”.

GNC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table represents key financial information of the Company’s segments:

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
	(unaudited)
	(in thousands)

Revenue:
Retail	$384,304	$342,834	$768,007	$693,668
Franchise	82,827	72,870	160,211	145,472
Manufacturing/Wholesale:
Intersegment (1)	57,032	51,262	107,731	98,607
Third Party	51,404	40,026	96,325	81,609
Sub total Manufacturing/Wholesale	108,436	91,288	204,056	180,216
Sub total segment revenues	575,567	506,992	1,132,274	1,019,356
Intersegment elimination (1)	(57,032)	(51,262)	(107,731)	(98,607)
Total revenue	$518,535	$455,730	$1,024,543	$920,749

Operating income:
Retail	$63,409	$49,382	$127,006	$99,578
Franchise	25,938	22,634	51,294	44,606
Manufacturing/Wholesale	21,043	16,367	37,597	33,239
Unallocated corporate and other costs:
Warehousing and distribution costs	(15,239)	(13,774)	(30,387)	(27,664)
Corporate costs (2)	(22,454)	(18,237)	(42,762)	(36,204)
Transaction related costs	-	-	(12,362)	-
Sub total unallocated corporate and other costs	(37,693)	(32,011)	(85,511)	(63,868)
Total operating income	$72,697	$56,372	$130,386	$113,555

(1)  Intersegment revenues are eliminated from consolidated revenue.

(2)  Includes $3.5 million of executive severance for the three and six months ended June 30, 2011.

10.  INCOME TAXES

The Company recognized $30.4 million of income tax expense (or 39.8% of pretax income) during the six months ended June 30, 2011 compared to $29.6 million (or 36.7% of pretax income) for the same period in 2010.  For the six months ended June 30, 2011, income tax expense includes $2.3 million, or 3.0% of pretax income, related to non deductible costs incurred related to the IPO.

The Company files a consolidated U.S. federal tax return and various consolidated and separate tax returns as prescribed by the tax laws of the state, local, and international jurisdictions in which it and its subsidiaries operate.  The Company has been audited by the Internal Revenue Service (the “IRS”) through its March 15, 2007 tax year.  The Company has various state, local and international jurisdiction tax years open to examination (the earliest open period is 2003), and is also currently under audit in certain state and local jurisdictions.  As of June 30, 2011, the Company believes that it has appropriately reserved for any potential federal, state, local and international income tax exposures.

The Company recorded additional unrecognized tax benefits of approximately $0.7 million during the six months ended June 30, 2011.  The additional unrecognized tax benefits recorded during the six months ended June 30, 2011 are principally related to the continuation of previously taken tax positions.  As of June 30, 2011 and December 31, 2010, the Company had $9.4 million and $8.7 million, respectively, of unrecognized tax benefits.  As of June 30, 2011, the Company is not aware of any tax positions for which it is reasonably possible that the amounts of unrecognized tax benefits will significantly increase or decrease within the next 12 months. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $9.4 million.  The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company had accrued approximately $3.2 million and $2.7 million, respectively, for June 30, 2011 and December 31, 2010 in potential interest and penalties associated with uncertain tax positions.  To the extent interest and penalties are not assessed with respect to the ultimate settlement of uncertain tax positions, amounts previously accrued will be reduced and reflected as a reduction of the overall income tax provision.

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

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2011 by level within the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
	(unaudited)
	(in thousands)

Other current liabilities	$-	$-	$-

Other long-term liabilities	$3,509	$-	$-

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

NOTE 12. RELATED PARTY TRANSACTIONS

Management Services Agreement. Together with Holdings’ wholly owned subsidiary, GNC Acquisition Inc., Holdings entered into an Agreement and Plan of Merger (the ‘‘Merger Agreement’’) with GNC Parent Corporation on February 8, 2007. Pursuant to the Merger Agreement and on March 16, 2007, GNC Acquisition Inc. was merged with and into GNC Parent Corporation, with GNC Parent Corporation as the surviving corporation and our wholly owned subsidiary (the ‘‘Merger’’). In connection with the Merger, on March 16, 2007, Holdings entered into a Management  Services Agreement (the “ACOF Management Services Agreement”)  with ACOF Operating Manager II, L.P. (“ACOF Manager”), an affiliate of Ares Corporate Opportunities Fund II, L.P. (“Ares”), one of Holdings’ sponsors.  The ACOF Management Service Agreement provided for an annual management fee of $750,000, payable quarterly and in advance to ACOF Manager, on a pro rata basis, until the tenth anniversary from March 16, 2007 plus any one-year extensions (which extensions occurred automatically on each anniversary date of March 16, 2007), as well as reimbursements for ACOF Manager’s and its affiliates’ out-of-pocket expenses in connection with the management services provided under the ACOF Management Services Agreement.  For the six months ended June 30, 2011 and 2010, $187,500 and $375,000, respectively, had been paid pursuant to this agreement.

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

Special Dividend. Ontario Teachers’ Pension Plan Board (“OTPP”), as the holder of Holdings’ Class B common stock, was entitled to receive an annual special dividend payment equal to an aggregate amount of $750,000 per year when, as and if declared by the Board (the “Special Dividend”). The Special Dividend was payable in equal quarterly installments on the first day of each quarter commencing on April 1, 2007 and for ten years thereafter (the “Special Dividend Period”).  For the six months ended June 30, 2011 and 2010, $187,500 and $375,000, respectively, was paid pursuant to this arrangement.

GNC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

2011 Senior Credit Facility.  Various funds affiliated with Ares are lenders under the 2011 Senior Credit Facility.  These affiliated funds have made term loans to Centers in the amount of $120.0 million.  In connection with the Company’s repayment of $300.0 million of outstanding borrowings under the Term Loan Facility with proceeds from the IPO, funds affiliated with Ares received approximately $30.0 million, representing their pro rata positions in the Term Loan Facility.  Interest represented $0.1 million of the $30.0 million paid to funds affiliated with Ares.

Lease Agreements.  At June 30, 2011 and 2010, the Company was party to 18 and 21 lease agreements, respectively, as lessee, with Cadillac Fairview Corporation, a direct wholly owned subsidiary of OTPP, as lessor, with respect to properties located in Canada.  For the six months ended June 30, 2011 and 2010, the Company paid $1.3 million and $1.5 million, respectively, under the lease agreements.  Each lease was negotiated in the ordinary course of business on an arm’s length basis.

GNC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with Item 1, “Financial Statements” in Part I of this quarterly report on Form 10-Q.

Forward-Looking Statements

The discussion in this section includes forward-looking statements within the meaning of federal securities laws.  Forward-looking statements include statements that may relate to our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs and other information that is not historical information.  Forward-looking statements can often be identified by the use of terminology such as “subject to,” “believe,” “anticipate,” “plan,” “expect,” “intend,” “estimate,” “project,” “may,” “will,” “should,” “would,” “could,” “can,” the negatives thereof, variations thereon and similar expressions, or by discussions of strategy.

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

•                  costs of compliance and our failure to comply with new and existing governmental regulations, including, but not limited to, tax regulations;

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

•                  failure to successfully execute our growth strategy, including any delays in our planned future growth, any inability to expand our franchise operations or attract new franchisees, or any inability to expand our company-owned retail operations;

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

Consequently, forward–looking statements should be regarded solely as our current plans, estimates, and beliefs. You should not place undue reliance on forward–looking statements. We cannot guarantee future results, events, levels of activity, performance or achievements. We do not undertake and specifically decline any obligation to update, republish or revise forward–looking statements to reflect future events or circumstances or to reflect the occurrences of unanticipated events.

Business Overview

GNC Holdings, Inc., headquartered in Pittsburgh, Pa., is a leading global specialty retailer of health and wellness products, including vitamins, minerals, and herbal supplement products, sports nutrition products and diet products, and trades on the NYSE under the symbol “GNC”.

As of June 30, 2011, GNC has more than 7,400 locations, of which more than 5,700 retail locations are in the United States (including 906 franchise and 2,075 Rite Aid franchise store-within-a-store locations) and franchise operations in 50 countries (including distribution centers where retail sales are made).  The Company — which is dedicated to helping consumers Live Well — has a diversified, multi-channel business model and derives revenue from product sales through company-owned retail stores, domestic and international franchise activities, third party contract manufacturing, e-commerce and corporate partnerships.  Our broad and deep product mix, which is focused on high-margin, premium, value-added nutritional products, is sold under GNC proprietary brands, including Mega Men, Ultra Mega, GNC Wellbeing, Pro Performance and Longevity Factors, and under nationally recognized third party brands.

Revenues and Operating Performance from our Segments

We measure our operating performance primarily through revenues and operating income from our three segments, Retail, Franchise and Manufacturing/Wholesale, and through the management of unallocated costs from our warehousing, distribution and corporate segments, as follows:

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

(2)             royalties on franchise retail sales; and

(3)             franchise fees, which are charged for initial franchise awards, renewals and transfers of franchises.

As described above, our industry is expected to grow at an annual average rate of approximately 5.3% through 2015. Although we do not anticipate the number of our domestic franchise stores to grow substantially, we expect to achieve domestic franchise store revenue growth consistent with projected industry growth, which will be generated by royalties on franchise retail sales and product sales to our existing franchisees. As a result of our efforts to expand our international presence and provisions in our international franchising agreements requiring franchisees to open additional stores, we have increased our international store base in recent periods and expect to continue to increase the number of our international franchise stores over the next five years. We believe this will result in additional franchise fees associated with new store openings and increased revenues from product sales to, and royalties from, new franchisees. As our existing international franchisees continue to open additional stores, we also anticipate that franchise revenue from international operations will be driven by increased product sales to, and royalties from, our franchisees. Since our international franchisees pay royalties to us in U.S. dollars, any strengthening of the U.S. dollar relative to our franchisees’ local currencies may offset some of the growth in royalty revenue.

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

Executive Overview

On March 4, 2011, Centers entered into a $1.2 billion term loan facility with a term of seven years (the “Term Loan Facility”) and an $80.0 million revolving credit facility with a term of five years (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “2011 Senior Credit Facility”). Centers used a portion of the proceeds from the Term Loan Facility to refinance its former indebtedness, including all outstanding indebtedness under its 2007 Senior Credit Facility, consisting of a $675.0 million term loan facility (the “2007 Term Loan Facility”) and a $60.0 million senior revolving credit facility (the “2007 Revolving Credit Facility” and, together with the 2007 Term Loan Facility, the “2007 Senior Credit Facility”), the Senior Notes, and the Senior Subordinated Notes, and to pay related fees and expenses. As of the date hereof, the Revolving Credit Facility remains undrawn, and we expect that the Revolving Credit Facility will remain undrawn as of the date this offering is consummated. We refer to these transactions and the use of proceeds therefrom collectively as the “Refinancing”.

On April 6, 2011, we completed the IPO pursuant to which 25.875 million shares of Class A common stock, were sold at a price of $16.00 per share. We issued and sold 16 million shares and certain of our shareholders sold 9.875 million shares in the IPO. We used the net proceeds from the IPO, together with cash on hand (including additional funds from the Refinancing), to redeem all of our outstanding Series A preferred stock, repay $300.0 million of outstanding borrowings under the Term Loan Facility and pay Sponsor-related obligations of approximately $11.1 million

In the first six months of 2011, we generated 11.3% total revenue growth and positive domestic retail same store sales growth of 9.0%.  Adjusting for expenses associated with the Refinancing, the IPO and executive severance, operating income increased by 28.2% for the first six months of 2011 compared to the same period in 2010.

Our 10.7% retail segment revenue growth for the first six months of 2011 was driven by continued strength in the core product categories of sports and vitamins, and increased revenue from GNC.com. We believe our continued strength in the sports nutrition category reflects favorable macro fitness trends, our unique customer base and our ability to tailor products to specific customer needs.   Similarly, vitamin sales have been driven primarily by increases in premium offerings including our more than 30 different Vitapaks addressing a wide range of conditions and lifestyles.  GNC.com revenue increased by 38.3% in the first six months of 2011, and we are beginning to realize benefits, including a developing following on Facebook, from our social media initiatives.  We also continue to upgrade site content and navigation, further improving our conversion rate.  Internationally, the GNC brand continues to gain momentum across 50 franchise countries, resulting in growth of both number of stores and retail same store sales.  With an additional 64 net new stores added in the first six months of 2011, we believe this high margin business within the franchise segment will continue to drive growth.

Our manufacturing strategy is designed to provide our stores with proprietary products at the lowest possible cost, and utilize additional capacity to promote production efficiencies and enhance our position in the third party contract business. Under this strategy, in the first six months of 2011, we grew third party manufacturing contract sales by 9.1%, which reflected contributions from our new Sam’s Club and PetSmart wholesale arrangements.  These arrangements enable us to gain exposure to new customers.

From a brand marketing standpoint, we are focused on communicating our core “Live Well” theme in both magazine and print. In the first six months of 2011, we expanded the marketing campaign to include outdoor advertising in four major cities.  The campaign’s branding images reflect our core customer - youthful, athletic, aspirational, and goal oriented.

Related Parties

For the six months ended June 30, 2011 and 2010, we had related party transactions with Ares and OTPP and their affiliates. For further discussion of these transactions, see Note 12, “Related Party Transactions” included elsewhere in this report.

Results of Operations

The following information presented for the three and six months ended June 30, 2011 and 2010 was prepared by management and is unaudited and was derived from our unaudited consolidated financial statements and accompanying notes.  In the opinion of management, all adjustments necessary for a fair statement of our financial position and operating results for such periods and as of such dates have been included.

As discussed in Note 9, “Segments”, to our consolidated financial statements, we evaluate segment operating results based on several indicators. The primary key performance indicators are revenues and operating income or loss for each segment. Revenues and operating income or loss, as evaluated by management, exclude certain items that are managed at the consolidated level, such as warehousing and transportation costs, impairments and other corporate costs. The following discussion compares the revenues and the operating income or loss by segment, as well as those items excluded from the segment totals.

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

Results of Operations

(Dollars in millions and percentages expressed as a percentage of total net revenues)

	Three Months Ended				Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2011		2010		2011		2010
	(unaudited)
Revenues:
Retail	$384.3	74.1%	$342.8	75.2%	$768.0	75.0%	$693.7	75.3%
Franchise	82.8	16.0%	72.9	16.0%	160.2	15.6%	145.4	15.8%
Manufacturing / Wholesale	51.4	9.9%	40.0	8.8%	96.3	9.4%	81.6	8.9%
Total net revenues	518.5	100.0%	455.7	100.0%	1,024.5	100.0%	920.7	100.0%

Operating expenses:
Cost of sales, including warehousing, distribution and occupancy costs	327.6	63.2%	292.1	64.1%	649.8	63.4%	591.2	64.2%
Compensation and related benefits	75.4	14.5%	67.6	14.8%	146.6	14.3%	135.4	14.7%
Advertising and promotion	13.4	2.6%	14.1	3.1%	27.6	2.7%	29.6	3.2%
Other selling, general and administrative expenses	27.5	5.3%	23.6	5.2%	54.1	5.3%	47.0	5.1%
Transacation related costs	-	0.0%	-	0.0%	12.4	1.2%	-	0.0%
Amortization expense	1.9	0.4%	1.9	0.4%	3.8	0.4%	4.0	0.5%
Foreign currency gain	-	0.0%	-	0.0%	(0.2)	0.0%	(0.1)	0.0%
Total operating expenses	445.8	86.0%	399.3	87.6%	894.1	87.3%	807.1	87.7%

Operating income:
Retail	63.4	12.2%	49.4	10.8%	127.0	12.4%	99.6	10.8%
Franchise	25.9	5.0%	22.6	5.0%	51.3	5.0%	44.6	4.8%
Manufacturing / Wholesale	21.0	4.1%	16.4	3.6%	37.6	3.7%	33.3	3.6%
Unallocated corporate and other costs:
Warehousing and distribution costs	(15.2)	-3.0%	(13.8)	-3.0%	(30.4)	-3.0%	(27.7)	-3.0%
Corporate costs	(22.4)	-4.3%	(18.2)	-4.0%	(42.7)	-4.2%	(36.2)	-3.9%
Transacation related costs	-	0.0%	-	0.0%	(12.4)	-1.2%	-	0.0%
Subtotal unallocated corporate and other costs, net	(37.6)	-7.3%	(32.0)	-7.0%	(85.5)	-8.4%	(63.9)	-6.9%
Total operating income	72.7	14.0%	56.4	12.4%	130.4	12.7%	113.6	12.3%
Interest expense, net	15.7		16.3		54.1		32.9
Income before income taxes	57.0		40.1		76.3		80.7
Income tax expense	21.0		14.7		30.4		29.6
Net income	$36.0		$25.4		$45.9		$51.1

Note: The numbers in the above table have been rounded to millions.  All calculations related to the Results of Operations for the year-over-year comparisons were derived from unrounded data and could occasionally differ immaterially if you were to use the table above for these calculations.

Comparison of the Three Months Ended June 30, 2011 and 2010

Revenues

Our consolidated net revenues increased $62.8 million, or 13.8%, to $518.5 million for the three months ended June 30, 2011 compared to $455.7 million for the same period in 2010. The increase was the result of increased sales in each of our segments.

Retail.  Revenue in our Retail segment increased $41.5 million, or 12.1%, to $384.3 million for the three months ended June 30, 2011 compared to $342.8 million for the same period in 2010.  Domestic retail revenue increased $40.6 million, representing a $33.9 million, or 10.7% increase in our same store sales and a $6.7 million increase in our non-same store sales.  The increase was primarily due to sales increases in the sports nutrition, vitamin and diet categories, and also reflected an increase in sales from GNC.com of $5.8 million, or 42.8%, to $19.4 million for the three months ended June 30, 2011 compared to $13.6 million for the same period in 2010.   Canadian sales in U.S. dollars increased $0.9 million for the three months ended June 30, 2011 compared to the same period in 2010.  In local currency, Canada same store sales decreased $0.2 million and non same store sales decreased $0.4 million, which was offset by the effect of the weakening of the U.S. dollar from 2010 to 2011.  Our company-owned store base increased by 104 domestic stores to 2,791 at June 30,

2011 compared to 2,687 at June 30, 2010, primarily due to new store openings and franchise store acquisitions.  Our Canadian store base decreased by three stores to 168 at June 30, 2011 compared to 171 at June 30, 2010.

Franchise. Revenues in our Franchise segment increased $9.9 million, or 13.7%, to $82.8 million for the three months ended June 30, 2011 compared to $72.9 million for the same period in 2010. Domestic franchise revenue increased by $6.0 million compared to the same period in 2010 primarily due to an increase in product sales and royalty income. Our domestic franchisees’ same store retail sales improved for the three months ended June 30, 2011 by 6.5% compared to the same period in 2010. There were 906 domestic franchise stores at June 30, 2011 compared to 892 stores at June 30, 2010.  International franchise revenue increased by $3.9 million, primarily the result of increases in product sales and royalty income.  Our international franchise store base increased by 120 stores to 1,501 at June 30, 2011 compared to 1,381 at June 30, 2010.

Manufacturing/Wholesale. Revenues in our Manufacturing/Wholesale segment, which includes third-party sales from our manufacturing facilities in South Carolina, as well as wholesale sales to Rite Aid, www.drugstore.com, Sam’s Club and PetSmart increased $11.4 million, or 28.4%, to $51.4 million for the three months ended June 30, 2011 compared to $40.0 million for the same period in 2010. Sales from the South Carolina plant increased by $2.6 million, or 12.1%.

Cost of Sales

Consolidated cost of sales, which includes product costs, costs of warehousing and distribution and occupancy costs, increased $35.5 million, or 12.2%, to $327.6 million for the three months ended June 30, 2011 compared to $292.1 million for the same period in 2010. Consolidated cost of sales, as a percentage of net revenue, was 63.2% and 64.1% for the three months ended June 30, 2011 and 2010, respectively.  The increase in cost of sales was primarily due to higher sales volumes and store counts.

Selling, General and Administrative (“SG&A”) Expenses

Our consolidated SG&A expenses, including compensation and related benefits, advertising and promotion expense, other selling, general and administrative expenses, and amortization expense, increased $11.0 million, or 10.2%, to $118.2 million, for the three months ended June 30, 2011 compared to $107.2 million for the same period in 2010. These expenses, as a percentage of net revenue, were 22.8% for the three months ended June 30, 2011 compared to 23.5% for the three months ended June 30, 2010.

Compensation and related benefits. Compensation and related benefits increased $7.8 million, or 11.4%, to $75.4 million for the three months ended June 30, 2011 compared to $67.6 million for the same period in 2010. Increases occurred in (1) base wages of $2.2 million to support our increased store base and sales volume, (2) incentive and commission expense of $2.2 million and (3) executive severance expense of $3.5 million.  This was partially offset by a decrease in other compensation expense of $0.1 million.

Advertising and promotion. Advertising and promotion expenses decreased $0.7 million, or 5.2%, to $13.4 million for the three months ended June 30, 2011 compared to $14.1 million during the same period in 2010. Advertising expense decreased primarily as a result of a decrease of $1.8 million in media expense and a decrease in other advertising expense of $0.2 million, partially offset by an increase of $1.3 million in visual merchandising expense.

Other SG&A. Other SG&A expenses, including amortization expense, increased $3.9 million, or 15.6%, to $29.4 million for the three months ended June 30, 2011 compared to $25.5 million for the same period in 2010. This increase was due to increases in third-party commissions of $0.9 million, credit card fees of $0.6 million, legal expense of $0.5 million, and other expenses of $1.2 million.  Additionally, bad debt expense increased $0.7 million, a result of the reversal of a portion of the allowance for bad debt in the three months ended June 30, 2010.

Foreign Currency (Gain) Loss

Foreign currency (gain) loss for the three months ended June 30, 2011 and 2010 resulted primarily from accounts payable activity with our Canadian subsidiary. We recognized an immaterial loss for each of the three months ended June 30, 2011 and 2010.

Operating Income

As a result of the foregoing, consolidated operating income increased $16.3 million, or 29.0%, to $72.7 million for the three months ended June 30, 2011 compared to $56.4 million for the same period in 2010. Operating income, as a percentage of net revenue, was 14.0% and 12.4% for the three months ended June 30, 2011 and 2010, respectively.

Retail. Operating income increased $14.0 million, or 28.4%, to $63.4 million for the three months ended June 30, 2011 compared to $49.4 million for the same period in 2010. The increase was due to higher dollar margins on increased sales, partially offset by increases in occupancy, wages and other selling expenses.

Franchise. Operating income increased $3.3 million, or 14.6%, to $25.9 million for the three months ended June 30, 2011 compared to $22.6 million for the same period in 2010. The increase was due to higher wholesale product sales and franchise royalty income.

Manufacturing/Wholesale. Operating income increased $4.6 million, or 28.6%, to $21.0 million for the three months ended June 30, 2011 compared to $16.4 million for the same period in 2010.

Warehousing and distribution costs. Unallocated warehousing and distribution costs increased $1.4 million, or 10.6%, to $15.2 million for the three months ended June 30, 2011 compared to $13.8 million for the three months ended June 30, 2010.  Higher fuel costs and increased wages for fulfillment of higher retail sales and wholesale businesses accounted for the increase.

Corporate costs. Corporate overhead costs increased $4.2 million, or 23.1%, to $22.4 million for the three months ended June 30, 2011 compared to $18.2 million for the same period in 2010.  This increase included $3.5 million of executive severance expense.

Interest Expense

Interest expense decreased $0.6 million, or 3.4%, to $15.7 million for the three months ended June 30, 2011 compared to $16.3 million for the same period in 2010. This decrease was primarily attributable to decreases in interest rates on our variable rate debt in 2011 as compared to 2010 along with a reduction in outstanding debt.  The decrease was partially offset by expense of $4.9 million due to the write off of deferred financing fees and original issue discount related to the $300.0 million debt repayment in the three months ended June 30, 2011.

Income Tax Expense

We recognized $21.0 million of income tax expense (or 36.8% of pre-tax income) during the three months ended June 30, 2011 compared to $14.7 million (or 36.6% of pre-tax income) for the same period in 2010.

Net Income

As a result of the foregoing, consolidated net income increased $10.6 million to $36.0 million for the three months ended June 30, 2011 compared to $25.4 million for the same period in 2010.  Net income for the three months ended June 30, 2011 includes $5.3 million of transaction related costs, net of tax effect, related to the Refinancing and the IPO.  For the three months ended June 30, 2011, net income excluding transaction related costs related to the Refinancing, IPO, and executive severance, net of tax effect, would have been $41.3 million.

Comparison of the Six Months Ended June 30, 2011 and 2010

Revenues

Our consolidated net revenues increased $103.8 million, or 11.3%, to $1,024.5 million for the six months ended June 30, 2011 compared to $920.7 million for the same period in 2010.  The increase was the result of increased sales in each of our segments.

Retail. Revenues in our Retail segment increased $74.3 million, or 10.7%, to $768.0 million for the six months ended June 30, 2011 compared to $693.7 million for the same period in 2010.  Domestic retail revenue increased $73.4 million, representing a $58.4 million, or 9.0% increase in our same store sales and a $15.0 million increase from our non-same store sales.  The increase was primarily due to sales increases in the sports nutrition and vitamin product categories, and also included an increase in sales from GNC.com of $11.0 million, or 38.3%, to $39.6 million for the first six months of 2011 compared to $28.6 million for the same period in 2010.  Canadian sales in U.S. dollars increased $0.9 million for the first six months of 2011 compared to the first six months of 2010.  Canada same store sales decreased and non-same store sales were flat in local currency, which was offset by the effect of the weakening of the U.S. dollar from 2010 to 2011.  Our company-owned store base increased by 104 domestic stores to 2,791 compared to 2,687 at June 30, 2010, primarily due to new store openings and franchise store acquisitions.  Our Canadian store base decreased by three stores to 168 at June 30, 2011 compared to 171 at June 30, 2010.

Franchise. Revenues in our Franchise segment increased $14.8 million, or 10.1%, to $160.2 million for the six months ended June 30, 2011 compared to $145.4 million for the same period in 2010.  Domestic franchise revenue increased by $7.4 million to $102.8 million for the six months ended June 30, 2011 compared to $95.4 million for the same period in 2010, primarily due to higher wholesale revenues, royalties and fees.  Our domestic franchisees’ same store retail sales improved for the first six months of 2011 by 4.8% compared to the same period in 2010.  There were 906 domestic franchise stores at June 30, 2011 compared to 892 stores at June 30, 2010.  International franchise revenue increased by $7.4 million, to $57.4 million for the six months ended June 30, 2011 from $50.0 million, primarily the result of increases in product sales, royalties and fees.  Our international franchise store base increased by 120 stores to 1,501 at June 30, 2011 compared to 1,381 at June 30, 2010.

Manufacturing/Wholesale.  Revenues in our Manufacturing/Wholesale segment, which includes third-party sales from our manufacturing facilities in South Carolina, as well as wholesale sales to Rite Aid, PetSmart, Sam’s Club and www.drugstore.com, increased $14.7 million, or 18.0%, to $96.3 million for the six months ended June 30, 2011 compared to $81.6 million for the same period in 2010.  Third party contract manufacturing sales from the South Carolina manufacturing plant increased by $4.3 million or 9.1%.

Cost of Sales

Consolidated cost of sales, which includes product costs, costs of warehousing and distribution and occupancy costs, increased $58.6 million, or 9.9%, to $649.8 million for the six months ended June 30, 2011 compared to $591.2 million for the same period in 2010.  Consolidated cost of sales, as a percentage of net revenue, was 63.4% and 64.2% for the six months ended June 30, 2011 and 2010, respectively.  The increase in cost of sales was primarily due to higher sales volumes and store counts.

Selling, General and Administrative (“SG&A”) Expenses

Our consolidated SG&A expenses, including compensation and related benefits, advertising and promotion expense, other SG&A expenses and amortization expense, increased $28.5 million, or 13.2%, to $244.5 million, for the six months ended June 30, 2011 compared to $216.0 million for the same period in 2010.  These expenses, as a percentage of net revenue, were 23.9% for the six months ended June 30, 2011 compared to 23.5% for the same period in 2010.

Compensation and related benefits.  Compensation and related benefits increased $11.2 million, or 8.2%, to $146.6 million for the six months ended June 30, 2011 compared to $135.4 million for the same period in 2010. Increases occurred in base wages of $4.2 million to support our increased store base and sales volume, executive severance expense of $3.5 million, incentives of $3.3 million, and other compensation and benefits expense of $0.2 million.

Advertising and promotion.  Advertising and promotion expenses decreased $2.0 million, or 6.7%, to $27.6 million for the six months ended June 30, 2011 compared to $29.6 million during the same period in 2010.  The decrease in advertising and promotion was primarily the result of lower media advertising expenditures partially offset by an increase in visual merchandising.

Other SG&A.  Other SG&A expenses, including amortization expense, increased $6.9 million, or 13.6%, to $57.9 million for the six months ended June 30, 2011 compared to $51.0 million for the same period in 2010.

This increase was due to increases in credit card fees of $1.3 million, third party sales commissions of $1.6 million, legal expenses and settlement expenses of $3.3 million, partially offset by a decrease of $0.3 million in other SG&A expenses.  Additionally, bad debt expense increased $1.0 million, a result of the reversal of a portion of the allowance for bad debt in the six months ended June 30, 2010.

Transaction related costs. In addition to the above, we incurred $12.4 million of non-recurring expenses principally related to the IPO.  These consisted of a payment of $11.1 million for the termination of Sponsor related obligations, and other costs of $1.3 million.

Foreign Currency (Gain) Loss

Foreign currency (gain) loss for the six months ended June 30, 2011 and 2010 resulted primarily from accounts payable activity with our Canadian subsidiary.  We recognized an immaterial gain for each of the six months ended June 30, 2011 and 2010.

Operating Income

As a result of the foregoing, consolidated operating income increased $16.8 million, or 14.8%, to $130.4 million for the six months ended June 30, 2011 compared to $113.6 million for the same period in 2010.  Operating income, as a percentage of net revenue, was 12.7% and 12.3% for the six months ended June 30, 2011 and 2010, respectively.  Operating income, excluding transaction related costs and executive severance expense, would have been $146.6 million, or 14.3% of revenue, for the period ended June 30, 2011.

Retail. Operating income increased $27.4 million, or 27.5%, to $127.0 million for the six months ended June 30, 2011 compared to $99.6 million for the same period in 2010. The increase was due to higher dollar margins on increased sales and a reduction in advertising expense, partially offset primarily by increases in wages and other selling expenses.

Franchise. Operating income increased $6.7 million, or 15.0%, to $51.3 million for the six months ended June 30, 2011 compared to $44.6 million for the same period in 2010.  The increase was due to increased wholesale product sales and royalty income.

Manufacturing/Wholesale. Operating income increased $4.3 million, or 13.1%, to $37.6 million for the six months ended June 30, 2011 compared to $33.3 million for the same period in 2010.  This was primarily due to higher third party revenue from third party manufacturing contracts and contributions from our newer wholesale customers.

Warehousing and distribution costs. Unallocated warehousing and distribution costs increased $2.7 million, or 9.8%, to $30.4 million for the six months ended June 30, 2011 compared to $27.7 million for the same period in 2010.  This increase was primarily due to higher fuel costs and additional wages to support higher sales volumes.

Corporate costs. Corporate overhead costs increased $6.5 million, or 18.1%, to $42.7 million for the six months ended June 30, 2011 compared to $36.2 million for the same period in 2010. This increase was due to increases in compensation expense and other general administrative expenses.

Transaction related costs.  Transaction related costs were $12.4 million for the six months ended June 30, 2011.  These primarily consisted of a payment of $11.1 million for termination of Sponsor related obligations and other costs of $1.3 million.

Interest Expense

Interest expense increased $21.2 million, or 64.5%, to $54.1 million for the six months ended June 30, 2011 compared to $32.9 million for the same period in 2010.  This increase included $23.2 million of expenses related to the Refinancing: $5.8 million in interest rate swap termination costs, $13.4 million of deferred financing fees related to former indebtedness, $1.6 million in original issue discount related to the Senior Toggle Notes, and $2.4 million to defease the former Senior Notes and Senior Toggle Notes.  Additionally, we recognized $4.9 million of original issue discount and deferred financing fees expense related to the $300 million pay down of debt in connection with the IPO in the six months ended June 30, 2011.

Income Tax Expense

We recognized $30.4 million of income tax expense (or 39.8% of pre-tax income) for the six months ended June 30, 2011 compared to $29.6 million (or 36.7% of pre-tax income) for the same period in 2010.  The 2011 income tax expense includes $2.3 million, or 3.0% of pretax income, related to non deductible costs incurred related to the IPO during the period.

Net Income

As a result of the foregoing, consolidated net income decreased $5.1 million to $45.9 million for the six months ended June 30, 2011 compared to $51.1 million for the same period in 2010.  Net income for the six months ended June 30, 2011 includes $30.3 million of transaction related costs, net of tax effect, related to the Refinancing, IPO, and executive severance.  For the six months ended June 30, 2011, net income excluding transaction related costs related to the Refinancing, IPO, and executive severance, net of tax effect, would have been $76.2 million.

Liquidity and Capital Resources

In March 2011, Centers entered into the 2011 Senior Credit Facility, consisting of a $1.2 billion Term Loan Facility and an $80.0 million Revolving Credit Facility, and utilized the proceeds to repay all outstanding indebtedness under the 2007 Senior Credit Facility, the Senior Notes and the Senior Subordinated Notes.

At June 30, 2011, we had $98.0 million in cash and cash equivalents and $432.6 million in working capital, compared with $193.9 million in cash and cash equivalents and $484.5 million in working capital at December 31, 2010. The $51.9 million decrease in our working capital was primarily driven by a decrease in our cash which was used to repay indebtedness in connection with each of the Refinancing and the IPO.

We expect to fund our operations through internally generated cash and, if necessary, from borrowings under the Revolving Credit Facility.  At June 30, 2011, we had $71.8 million available under the Revolving Credit Facility, after giving effect to $8.2 million utilized to secure letters of credit.

On April 6, 2011, we completed the IPO pursuant to which 25.875 million shares of Class A common stock were sold at a price of $16.00 per share.  Holdings issued and sold 16 million shares and certain of Holdings’ shareholders sold 9.875 million shares in the IPO.  We used the net proceeds from the IPO, together with cash on hand (including additional funds from the Refinancing), to redeem all of our outstanding Series A preferred stock, repay $300.0 million of outstanding borrowings under the Term Loan Facility and pay sponsor-related obligations of approximately $11.1 million.

We expect our primary uses of cash in the near future will be debt service requirements, capital expenditures and working capital requirements.

We currently anticipate that cash generated from operations, together with amounts available under the Revolving Credit Facility, will be sufficient for the term of the 2011 Senior Credit Facility, which matures in March 2016, to meet our operating expenses, capital expenditures and debt service obligations as they become due.  However, our ability to make scheduled payments of principal on, to pay interest on, or to refinance our debt and to satisfy our other debt obligations will depend on our future operating performance, which will be affected by general economic, financial and other factors beyond our control.  We are currently in compliance with our debt covenant reporting and compliance obligations under the 2011 Senior Credit Facility.

Cash Provided by Operating Activities

Cash provided by operating activities was $79.5 million and $86.6 million for the six months ended June 30, 2011 and 2010, respectively.  The decrease was due primarily to an increase in cash interest payments of approximately $12.2 million principally due to termination costs related to repayment of indebtedness in connection with the Refinancing and the IPO.

Cash Used in Investing Activities

We used cash for investing activities of $17.9 million and $13.9 million for the six months ended June 30, 2011 and 2010, respectively.  Capital expenditures, which were primarily for new stores, improvements to our retail stores and our South Carolina manufacturing facility and corporate information systems, were $16.5 million and $13.7 million for the six months ended June 30, 2011 and 2010, respectively.

Our capital expenditures typically consist of certain periodic updates in our company-owned stores and ongoing upgrades and improvements to our manufacturing facilities and are expected to be approximately $45 million for 2011.

Cash Used in Financing Activities

For the six months ended June 30, 2011, we used cash of $157.2 million, primarily due to repayment of indebtedness in connection with the Refinancing and the IPO.  We borrowed $1,196.2 million under the Senior Credit Facility, and utilized a portion of the funds to repay $644.4 million under the 2007 Senior Credit Facility, $300.0 million for the redemption of the Senior Notes, and $110.0 million for the redemption of the Senior Subordinated Notes.  We received net proceeds from the IPO of $237.3 million and used these proceeds, together with cash on hand, to redeem all of the outstanding Class A Preferred Stock and repay $300.0 million of the Senior Credit Facility.  Additionally, we paid $17.4 million for fees associated with the Refinancing.  For the six months ended June 30, 2010 we used cash of $0.9 million, primarily for a payment of $1.0 million on long-term debt.

The following is a summary of our debt:

2011 Senior Credit Facility.  On March 4, 2011, Centers entered into the 2011 Senior Credit Facility, consisting of the Term Loan Facility and the Revolving Credit Facility.  The Term Loan Facility will mature in March 2018. The Revolving Credit Facility will mature in March 2016.  Interest on the 2011 Senior Credit Facility accrues at a variable rate and was 4.25% at June 30, 2011.  Interest is accrued at a rate, at our option, per annum equal to (A) the sum of (i) the greatest of (a) the prime rate (as publicly announced by JPMorgan Chase Bank, N.A. as its prime rate in effect), (b) the federal funds effective rate plus 0.50% and, (c) one month adjusted LIBOR (or if greater, 1.25%) plus 1.0% plus (ii) 2.0% or (B) the sum of (i) adjusted LIBOR (or if greater, 1.25%) plus (ii) 3.0%.  Effective on and after the first date on which quarterly financial statements are delivered to the lenders under and pursuant to the 2011 Senior Credit Facility after September 30, 2011, borrowings under the Revolving Credit Facility bear interest, at our option, at a rate per annum equal to (A) the sum of (i) the greatest of (a) the prime rate (as publicly announced by JPMorgan Chase Bank, N.A. as its prime rate in effect), (b) the federal funds effective rate plus 0.50% and, (c) one month adjusted LIBOR (or if greater, 1.25%) plus 1.0% plus (ii) 2.0% (or, if our consolidated net senior secured leverage ratio is not greater than 3.25 to 1.00 and no event of default then exists, 1.75%) or (B) the sum of (i) adjusted LIBOR (or if greater, 1.25%) plus (ii) 3.0% (or, if our consolidated net senior secured leverage ratio is not greater than 3.25 to 1.00 and no event of default then exists, 2.75%).  Additionally, we are required to pay a commitment fee to the lenders under the Revolving Credit Facility in respect of unutilized revolving loan commitments at a rate of 0.5% per annum.  As of June 30, 2011, $8.2 million of the Revolving Credit Facility was pledged to secure letters of credit.

The 2011 Senior Credit Facility contains customary covenants, including incurrence covenants and certain other limitations on the ability of GNC Corporation, Centers, and Centers’ subsidiaries to incur additional debt, guarantee other obligations, grant liens on assets, make investments or acquisitions, dispose of assets, make optional payments or modifications of other debt instruments, pay dividends or other payments on capital stock, engage in mergers or consolidations, enter into sales and leaseback transactions, enter into arrangements that restrict our subsidiaries’ ability to pay dividends or grant liens, engage in transactions with affiliates, and change the passive holding company status of GNC Corporation.  The Revolving Credit Facility also requires that, to the extent borrowings outstanding thereunder exceed $25.0 million, Centers and its domestic subsidiaries meet a senior secured debt ratio of consolidated senior secured debt to consolidated EBITDA (as defined in the Revolving Credit Facility).  Such ratio test is 4.75 to 1.00 for the period from June 30, 2011 through and including March 31, 2013, and 4.25 to 1.00 thereafter.

As of June 30, 2011, the Company believes that it is in compliance with all covenants under the 2011 Senior Credit Facility.

2007 Senior Credit Facility. The 2007 Senior Credit Facility consisted of a $675.0 million term loan facility and a $60.0 million Revolving Credit Facility. The term loan facility was scheduled to mature in September 2013. The Revolving Credit Facility was scheduled to mature in March 2012.  Interest on the 2007 Senior Credit Facility accrued at a variable rate and was 4.0% at December 31, 2010.  As of December 31, 2010, $7.9 million of the Revolving Credit Facility was pledged to secure letters of credit.  At June 30, 2011, the 2007 Senior Credit Facility had been fully repaid.

Senior Notes.  We had outstanding $300.0 million of the Senior Notes at 99% of par value.  Interest on the Senior Notes was payable semi-annually in arrears on March 15 and September 15 of each year. Interest on the Senior Notes accrued at a variable rate and was 5.8% at December 31, 2010.  We had elected to make interest payments in cash.  At June 30, 2011, these notes had been redeemed.

Senior Subordinated Notes.  We had outstanding $110.0 million of the Senior Subordinated Notes due 2015. Interest on the Senior Subordinated Notes accrued at the rate of 10.75% per year and was payable semi-annually in arrears on March 15 and September 15 of each year.  At June 30, 2011, these notes had been redeemed.

Contractual Obligations

There are no material changes in our contractual obligations as disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

Off Balance Sheet Arrangements

As of June 30, 2011, we had no relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Recently Issued Accounting Pronouncements

As of June 30, 2011, there were no recently issued accounting standards that are expected to have a material effect on the Company’s consolidated financial statements.

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

Interest Rate Market Risk

A portion of Centers’ debt is subject to changing interest rates.  Although changes in interest rates do not impact our operating income, the changes could affect the fair value of such debt and related interest payments.  Based on the Company’s variable rate debt balance as of June 30, 2011, a 1% change in interest rates would have no impact on interest expense due to an interest rate floor that exists on the 2011 Senior Credit Facility.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act has been appropriately recorded, processed, summarized and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.  Based on such evaluation, our CEO and CFO have concluded that, as of June 30, 2011, our disclosure controls and procedures are effective at the reasonable assurance level.

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

We continue to assess the requirement to account for additional contingencies in accordance with the standard on contingencies. If we are required to make a payment in connection with an adverse outcome in these matters, it could have a material impact on our financial condition, operating results, and cash flows.

As a manufacturer and retailer of nutritional supplements and other consumer products that are ingested by consumers or applied to their bodies, we have been and are currently subjected to various product liability claims. Although the effects of these claims to date have not been material to us, it is possible that current and future product liability claims could have a material adverse impact on our business, financial condition, or cash flows. We currently maintain product liability insurance with a deductible/retention of $3.0 million per claim with an aggregate cap on retained loss of $10.0 million. We typically seek and have obtained contractual indemnification from most parties that supply raw materials for our products or that manufacture or market products we sell. We also typically seek to be added, and have been added, as an additional insured under most of such parties’ insurance policies. We are also entitled to indemnification by Numico for certain losses arising from claims related to products containing ephedra or Kava Kava sold prior to December 5, 2003. However, any such indemnification or insurance is limited by its terms and any such indemnification, as a practical matter, is limited to the creditworthiness of the indemnifying party and its insurer, and the absence of significant defenses by the insurers. We may incur material products liability claims, which could increase our costs and adversely affect our reputation, revenues and operating income.

Hydroxycut Claims. On May 1, 2009, the FDA issued a warning on several Hydroxycut-branded products manufactured by Iovate. The FDA warning was based on 23 reports of liver injuries from consumers who claimed to have used the products between 2002 and 2009. As a result, Iovate voluntarily recalled 14 Hydroxycut-branded products. Following the recall, we were named, among other defendants, in approximately 85 lawsuits related to Hydroxycut-branded products in 13 states. Iovate previously accepted our tender request for defense and indemnification under its purchasing agreement with us and, as such, Iovate has accepted our request for defense and indemnification in the Hydroxycut matters. Our ability to obtain full recovery in respect of any claims against us in connection with products manufactured by Iovate under the indemnity is dependent on Iovate’s insurance coverage, the creditworthiness of its insurer, and the absence of significant defenses by such insurer. To the extent we are not fully compensated by Iovate’s insurer, it can seek recovery directly from Iovate. Our ability to fully recover such amounts may be limited by the creditworthiness of Iovate.

During the first six months of 2011, the Company was named in twenty-seven new or amended personal injury lawsuits related to Hydroxycut, generally inclusive of claims of consumer fraud, misrepresentation, strict liability and breach of warranty. None of the plaintiffs in these lawsuits asserted specific damages claims.

The following twenty-seven personal injury matters were filed or amended during the first six months of 2011 by individuals claiming injuries from use and consumption of Hydroxycut-branded products:

•                Kelly Renner v. General Nutrition Corporation, et al., Superior Court of New Jersey, Atlantic County, L-399-11 (filed January 24, 2011);

•                Orlando Jones, III, et al. v. GNC Corporation, U.S. District Court, Northern District of Alabama, 11CV350 (filed February 1, 2011);

•                Lamone Griffin v. GNC, Inc., et al., Superior Court of New Jersey, Atlantic County, ATL-L-212711 (filed March 7, 2011);

•                Jason Miller, et al. v. GNC Corporation, et al., Superior Court of California, County of Los Angeles, BC455783 (filed February 23, 2011);

•                Shaunna Torres, et al. v. GNC Corporation, et al., Superior Court of California, County of Los Angeles, BC457615 (filed March 18. 2011);

•                Teresa Paioni, et al. v. GNC Corporation, et al., Superior Court of California, County of Los Angeles, BC457616 (filed March 18, 2011);

•                Sonny W. Roman v. GNC Corporation, et al., Court of Common Pleas Philadelphia County, 11-020477 (filed March 3, 2011);

•                Steven D. Polley, et al. v. GNC Corporation, et al., U.S. District Court, Northern District of Alabama, 11CV1239 (filed April 11, 2011);

•                Gilbert Laureles v. General Nutrition Centers, Inc., et al., U.S. District Court, Northern District of Texas, 11CV917 (filed May 2, 2011);

•                Tye Caldwell v. GNC Corporation, et al., Court of Common Pleas Philadelphia County, 11-0402972 (filed April 27, 2011);

•                Henry C. Brooks v. GNC Corporation, et al., Court of Common Pleas Philadelphia County, 11-0403020 (filed April 27, 2011);

•                Ronald Thompson v. GNC Corporation, et al., Court of Common Pleas Philadelphia County, 11-0403022 (filed April 27, 2011);

•                Eva Hartfield, et al. v. GNC Corporation, et al., U.S. District Court, Northern District of Mississippi, 11CV99 (filed April 27, 2011);

•                Kyle W. Newsom v. General Nutrition Centers, Inc., et al., U.S. District Court, Northern District of Alabama, 11CV1457 (filed May 2, 2011);

•                Lshandra O. Fitzgerald v. General Nutrition Centers, Inc., et al., U.S. District Court, Northern District of Alabama, 11CV1458 (filed April 11, 2011);

•                Alexander Torres and Jessica Lee Pizarro v.  GNC Corporation, et al., Court of Common Pleas Philadelphia County, 11-0403330 (filed May 2, 2011);

•                Matthew Williams v. GNC Corporation, et al.,  Circuit Court of St. Charles County, Missouri, 1111-CV-03893 (filed April 29, 2011);

•                Brandy Addair v. GNC Corporation, et al., Supreme Court of New York, Bronx County, 304757-2011 (filed May 27, 2011);

•                  Timothy Bishop, et al. v. General Nutrition Centers, Inc., et al., Superior Court of California, County of Orange, 30-2011-00471939-CU-MT-CXC (filed May 2, 2011);

•                  Jonathan Botello, et al. v. GNC Corporation, et al., Superior Court of California, County of Los Angeles, No. BC460524  (filed April 27, 2011);

•                  Nancy Chapman, et al. v. GNC Corporation, et al., Superior Court of California, County of Orange, 00472214-CU-PL-CXC (filed May 5, 2011);

•                  Chris Dale, et al. v. General Nutrition Corporation, et al., Superior Court of California, County of Orange, 00472224-CXC (filed May 5, 2011);

•                  Jorge Delvalle v. GNC Corporation, et al., Superior Court of California, County of Orange, 30-2011-00471879-CU-PL-CXC (filed April 29, 2011);

•                  Michelle Kowalski, et al. v. GNC Corporation, et al., Superior Court of California, County of Los Angeles, BC-460552 (filed April 29, 2011);

•                  Jesse Lucero, et al. v. GNC Corporation, et al., Superior Court of California, County of Los Angeles, BC-460526 (filed April 29, 2011);

•                  JT Sanders, et al. v. GNC Corporation, et al., Superior Court of California, County of Los Angeles, BC-460551 (filed April 29, 2011); and,

•                  Sean Sebastian Waters v. GNC, Inc., et al., Superior Court of New Jersey, Atlantic County, ATL-L- 00270510 (filed June 24, 2010 (GNC added to amended complaint on May 2, 2011)).

Item 1A.   Risk Factors.

Risk factors that affect our business and financial results are discussed in Exhibit 99.3 of our quarterly report on Form 1O-Q for the quarter ended March 31, 2011 (the “First Quarter Report”) and are incorporated herein by reference except as set forth below.

There have been no material changes to the disclosures relating to this item from those set forth in the First Quarter Report except with respect to the risk factor below, which is amended and restated in its entirety as follows:

Compliance with new and existing governmental regulations could increase our costs significantly and adversely affect our results of operations.

The processing, formulation, manufacturing, packaging, labeling, advertising, and distribution of our products are subject to federal laws and regulation by one or more federal agencies, including the FDA, the Federal Trade Commission (the “FTC”), the Consumer Product Safety Commission, the United States Department of Agriculture, and the Environmental Protection Agency. These activities are also regulated by various state, local, and international laws and agencies of the states and localities in which our products are sold. Government regulations may prevent or delay the introduction, or require the reformulation, of our products, which could result in lost revenues and increased costs to us. For instance, the FDA regulates, among other things, the composition, safety, manufacture, labeling, and marketing of dietary supplements (including vitamins, minerals, herbs, and other dietary ingredients for human use). The FDA may not accept the evidence of safety for any new dietary ingredient that we may wish to market, may determine that a particular dietary supplement or ingredient presents an unacceptable health risk based on the required submission of serious adverse events or other information, and may determine that a particular claim or statement of nutritional value that we use to support the marketing of a dietary supplement is an impermissible drug claim, is not substantiated, or is an unauthorized version of a “health claim”. See “Business — Government Regulation — Product Regulation” for additional information. Any of these actions could prevent us from marketing particular dietary supplement products or making certain claims or statements with respect to those products. The FDA could also require us to remove a particular product from the market. Any future recall or removal would result in additional costs to us, including lost revenues from any products that we are required to remove from the market, any of which could be material. Any product recalls or removals could also lead to liability, substantial costs, and reduced growth prospects.

Additional or more stringent laws and regulations of dietary supplements and other products have been considered from time to time. These developments could require reformulation of some products to meet new standards, recalls or discontinuance of some products not able to be reformulated, additional record-keeping requirements, increased documentation of the properties of some products, additional or different labeling, additional scientific substantiation or other new requirements. Any of these developments could increase our costs significantly.  For example, the FDA recently issued draft guidance governing the notification of new dietary ingredients.  Although FDA guidance is not mandatory, and companies are free to use an alternative approach if the approach satisfies the requirements of applicable laws and regulations, FDA guidance is a strong indication of the FDA’s “current thinking” on the topic discussed in the guidance, including its position on enforcement.  At this time, it is difficult to determine whether the draft guidance, if finalized, would have a material impact on our operations.  However, if the FDA were to enforce the applicable statutes and regulations in accordance with the draft guidance as written, such enforcement could require us to incur additional expenses, which could be significant and negatively impact our business in several ways, including, but not limited to, enjoining the manufacturing of our products until the FDA determines that we are in compliance and can resume manufacturing, increasing our liability and reducing our growth prospects.

The Dietary Supplement Labeling Act of 2011, which was introduced in July 2011 (S1310), proposes to amend the Federal Food, Drug, and Cosmetic Act to, among other things, (i) require dietary supplement manufacturers to register the dietary supplements that they manufacture with the FDA (and provide a list of the ingredients in and copies of the labels and labeling of the supplements), (ii) mandate the FDA and the Institute of Medicine to identify dietary ingredients that cause potentially serious adverse effects and (iii) require warning statements for dietary supplements containing potentially unsafe ingredients.  If enacted, the bill could restrict the number of dietary supplements available for sale, increase our costs, liabilities and potential penalties associated with manufacturing and selling dietary supplements, and reduce our growth prospects.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Removed and Reserved.

Item 5.  Other Information.

None.

Item 6.   Exhibits.

Exhibit
No.	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the persons undersigned thereunto duly authorized.

GNC HOLDINGS, INC.
(Registrant)

August 3, 2011	/s/ Joseph M. Fortunato
Joseph M. Fortunato
Chief Executive Officer
(Principal Executive Officer)

August 3, 2011	/s/ Michael M. Nuzzo
Michael M. Nuzzo
Chief Financial Officer
(Principal Financial Officer)