Form 10-Q
period 2011-09-30
GNC HOLDINGS, INC.
filed 2011-10-21
CIK 1502034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of October 17, 2011, the number of outstanding shares of Class A common stock, par value $0.001 per share (the “Class A common stock”), and the number of outstanding shares of Class B common stock, par value $0.001 per share (the “Class B common stock”), of GNC Holdings, Inc. were 92,023,956 shares and 13,782,311 shares, respectively.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GNC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, including share data)

	September 30,	December 31,
	2011	2010
Current assets:	(unaudited)
Cash and cash equivalents	$146,107	$193,902
Receivables, net	118,074	102,874
Inventories (Note 3)	416,282	381,949
Prepaids and other current assets	34,102	40,569
Total current assets	714,565	719,294

Long-term assets:
Goodwill (Note 4)	637,394	625,241
Brands (Note 4)	720,000	720,000
Other intangible assets, net (Note 4)	151,550	147,224
Property, plant and equipment, net	192,808	193,428
Deferred financing fees, net	12,173	14,129
Other long-term assets	7,225	5,767
Total long-term assets	1,721,150	1,705,789

Total assets	$2,435,715	$2,425,083

Current liabilities:
Accounts payable	137,372	98,662
Accrued payroll and related liabilities	30,094	25,656
Accrued interest (Note 5)	1,768	13,372
Current portion, long-term debt (Note 5)	1,592	28,070
Deferred revenue and other current liabilities	71,046	69,065
Total current liabilities	241,872	234,825

Long-term liabilities:
Long-term debt (Note 5)	900,290	1,030,429
Deferred tax liabilities, net	286,899	288,015
Other long-term liabilities	35,064	33,950
Total long-term liabilities	1,222,253	1,352,394

Total liabilities	1,464,125	1,587,219

Preferred stock, $0.001 par value, 60,000 shares authorized:
Series A, 30,500 shares designated, 30,134 shares issued, 29,867 shares outstanding and 267 shares held in treasury at December 31, 2010	-	218,381

Stockholders’ equity:
Common stock, $0.001 par value, 150,000 shares authorized:
Class A, 91,927 shares issued and 91,158 shares outstanding and 769 shares held in treasury at September 30, 2011 and 59,968 shares issued and 59,199 shares outstanding and 769 shares held in treasury at December 31, 2010	91	60
Class B, 13,782 shares and 28,169 issued and outstanding at September 30, 2011 and December 31, 2010, respectively	14	28
Paid-in-capital	710,480	451,728
Retained earnings	261,088	171,224
Treasury stock, at cost	(2,277)	(2,277)
Accumulated other comprehensive income (loss)	2,194	(1,280)
Total stockholders’ equity	971,590	619,483

Total liabilities and stockholders’ equity	$2,435,715	$2,425,083

The accompanying notes are an integral part of the consolidated financial statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited)

(in thousands, except per share data)

	Three months ending September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Revenue	$538,028	$465,660	$1,562,571	$1,386,409
Cost of sales, including cost of warehousing, distribution and occupancy	343,129	302,601	992,908	893,839

Gross profit	194,899	163,059	569,663	492,570

Compensation and related benefits	72,375	69,194	219,011	204,668
Advertising and promotion	12,433	10,854	40,031	40,430
Other selling, general and administrative	26,629	24,313	84,530	75,276
Foreign currency loss (gain)	225	(92)	106	(149)
Transaction related costs	637	-	12,999	-
Operating income	82,600	58,790	212,986	172,345

Interest expense, net (Note 5)	10,418	16,296	64,517	49,182

Income before income taxes	72,182	42,494	148,469	123,163

Income tax expense (Note 10)	23,519	15,825	53,879	45,422

Net income	$48,663	$26,669	$94,590	$77,741

Income per share - Basic and Diluted:

Net income	$48,663	$26,669	$94,590	$77,741
Preferred stock dividends	-	(5,213)	(4,726)	(15,261)
Net income available to common shareholders	$48,663	$21,456	$89,864	$62,480

Earnings per share:
Basic	$0.47	$0.25	$0.91	$0.72
Diluted	$0.45	$0.24	$0.89	$0.70

Weighted average common shares outstanding:
Basic	104,390	87,357	98,223	87,350
Diluted	107,351	88,374	100,858	88,644

The accompanying notes are an integral part of the consolidated financial statements.

GNC HOLDINGS INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity and Comprehensive Income (Loss)

(in thousands, including share data)

								Accumulated
	Common Stock							Other	Total
	Class A		Class B		Treasury	Paid-in-	Retained	Comprehensive	Stockholders’
	Shares	Dollars	Shares	Dollars	Stock	Capital	Earnings	Income/(Loss)	Equity

Balance at December 31, 2010	59,199	$60	28,169	$28	$(2,277)	$451,728	$171,224	$(1,280)	$619,483

Comprehensive income (loss):
Net income	-	-	-	-	-	-	94,590	-	94,590
Unrealized gain on derivatives designated and qualified as cash flow hedges, net of tax of $2,718	-	-	-	-	-	-	-	4,751	4,751
Foreign currency translation adjustments	-	-	-	-	-	-	-	(1,277)	(1,277)
Comprehensive income									98,064

Issuance of common stock	16,000	16	-	-	-	237,237	-	-	237,253
Conversion of stock	14,387	14	(14,387)	(14)	-	-	-	-	-
Preferred stock dividends	-	-	-	-	-	-	(4,726)	-	(4,726)
Exercise of stock options	1,572	1	-	-	-	18,620	-	-	18,621
Non-cash stock-based compensation	-	-	-	-	-	2,895	-	-	2,895

Balance at September 30, 2011 (unaudited)	91,158	$91	13,782	$14	$(2,277)	$710,480	$261,088	$2,194	$971,590

Balance at December 31, 2009	59,170	$60	28,169	$28	$(2,474)	$448,556	$95,263	$(7,199)	$534,234

Comprehensive income (loss):
Net income	-	-	-	-	-	-	77,741	-	77,741
Unrealized gain on derivatives designated and qualified as cash flow hedges, net of tax of $1,367	-	-	-	-	-	-	-	2,389	2,389
Foreign currency translation adjustments	-	-	-	-	-	-	-	501	501
Comprehensive income						-	-		80,631

Issuance of common stock	29	-	-	-	197	4	-	-	201
Purchase of treasury stock	-	-	-	-	-	-	-	-	-
Preferred stock dividends	-	-	-	-	-	-	(15,261)	-	(15,261)
Non-cash stock-based compensation	-	-	-	-	-	2,376	-	-	2,376

Balance at September 30, 2010 (unaudited)	59,199	$60	28,169	$28	$(2,277)	$450,936	$157,743	$(4,309)	$602,181

The accompanying notes are an integral part of the consolidated financial statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended
	September 30,	September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$94,590	$77,741
Adjustments to reconcile net income to net cash provided by operating activities:
Write-off of deferred financing fees - early debt extinguishment	17,418	-
Amortization of original issue discount - early debt extinguishment	2,437	-
Depreciation expense	28,558	27,940
Amortization of intangible assets	5,786	5,915
Amortization of deferred financing fees	1,884	3,195
Amortization of original issue discount	311	304
Increase in provision for inventory losses	14,582	10,877
Non-cash stock based compensation	2,895	2,376
Increase (decrease) in provision for losses on accounts receivable	309	(859)
Increase (decrease) in net deferred taxes	59	(1,381)
Changes in assets and liabilities:
Increase in receivables	(15,423)	(9,659)
Increase in inventory	(46,418)	(36,974)
Increase in accounts payable	36,155	3,725
Decrease in interest payable	(11,604)	(8,978)
Increase in accrued liabilities	12,975	22,756
Other working capital	1,866	619
Net cash provided by operating activities	146,380	97,597

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(27,808)	(20,969)
Acquisition of Lucky Vitamin, net of cash acquired	(20,998)	-
Other	(1,437)	(278)
Net cash used in investing activities	(50,243)	(21,247)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of 2007 Senior Credit Facility	(644,382)	-
Repurchase of Class A Preferred Stock	(223,107)	-
Payment of 2011 Senior Credit Facility	(300,000)	-
Redemption of Senior Toggle Notes	(300,000)	-
Redemption of Senior Subordinated Notes	(110,000)	-
Issuance of new equity	237,253	233
Borrowings on 2011 Senior Credit Facility	1,196,200	-
Proceeds from exercised stock options	11,125	-
Tax benefit from exercise of stock options	8,379	-
Payments on long-term debt	(1,184)	(1,340)
Deferred financing fees	(17,346)	-
Net cash used in financing activities	(143,062)	(1,107)

Effect of exchange rate on cash	(870)	33
Net (decrease) increase in cash	(47,795)	75,276
Beginning balance, cash	193,902	89,948
Ending balance, cash	$146,107	$165,224

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

The Company’s organizational structure is vertically integrated as the operations consist of purchasing raw materials, formulating and manufacturing products and selling the finished products through its three primary segments: retail, franchising and manufacturing/wholesale.  Corporate retail store operations are located in North America and Puerto Rico, and in addition the Company offers products domestically through GNC.com, www.drugstore.com, and beginning in September 2011, LuckyVitamin.com. Franchise stores are located in the United States and 52 international countries (including distribution centers where retail sales are made).  The Company operates its primary manufacturing facilities in South Carolina and distribution centers in Arizona, Pennsylvania and South Carolina. The Company manufactures the majority of its branded products, but also merchandises various third party products. Additionally, the Company licenses the use of its trademarks and trade names.

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

In April 2011, Holdings consummated an initial public offering of 16.0 million shares of its Class A common stock (the “IPO”), at an IPO price of $16.00 per share.  The net proceeds from the IPO, together with cash on hand, were used to redeem all outstanding Series A preferred stock, repay approximately $300.0 million of outstanding borrowings under the Term Loan Facility, and pay approximately $11.1 million to satisfy obligations under the ACOF Management Services Agreement and the Class B common stock (see Note 12).

On August 31, 2011, the Company acquired substantially all of the assets and assumed certain liabilities of S&G Properties, LLC d/b/a LuckyVitamin.com and What’s The Big Deal?, Inc. d/b/a Gary’s “World of Wellness” (collectively referred to as “Lucky Vitamin”), an online retailer of health and wellness products.  The aggregate purchase price of Lucky Vitamin was approximately $21 million.

On September 7, 2011, the Company filed a registration statement related to a proposed offering of shares of its Class A common stock to be sold exclusively by participating selling stockholders (the proposed “Secondary Offering”).

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

For the period ended December 31, 2010, the Company had interest rate swap agreements outstanding that effectively converted notional amounts of an aggregate $550.0 million of debt from floating to fixed interest rates.  The four outstanding agreements were to mature between April 2011 and September 2012.  Unrealized gains and losses related to derivatives were reported in accumulated other comprehensive income (loss) and reclassified to interest expense as interest payments were made on the Company’s variable-rate debt.   In conjunction with a refinancing transaction (the “Refinancing”) on March 4, 2011, the Company repaid in full the 2007 Senior Credit Facility (the “2007 Senior Credit Facility”), its outstanding Senior Notes and its outstanding Senior Subordinated Notes (as defined below), and the four agreements were settled and terminated for an aggregate cash payment of $8.7 million.  During the first quarter of 2011, $8.1 million of accumulated unrealized losses on the swaps was reclassified to interest expense, of which $5.8 million was accelerated due to the debt retirement and swap terminations on March 4, 2011.  No such derivative instruments are currently outstanding.  At December 31, 2010, the Company had recorded the fair value of the hedging instrument of $4.4 million and $3.1 million in other current liabilities and other long-term liabilities, respectively.

GNC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Components of gains and losses recorded in the consolidated balance sheet and consolidated income statements for the three and nine months ended September 30, 2011 and 2010 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(unaudited)
	(in thousands)

Loss recognized in OCI on derivative	$-	$(1,988)	$(639)	$(7,262)
Reclassified from accumulated OCI into income	-	3,344	8,108	11,018
Other comprehensive income	$-	$1,356	$7,469	$3,756

Transaction Related Costs.  The Company recognizes transaction related costs as expenses in the period incurred.  For the three and nine months ended September 30, 2011, the Company recognized $0.6 million and $13.0 million, respectively, of expenses related to the IPO and the proposed Secondary Offering.

Recently Issued Accounting Pronouncements

In September 2011, the FASB issued updated guidance on the periodic testing of goodwill for impairment. This guidance will allow companies to assess qualitative factors to determine if it is more likely than not that goodwill will be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This new guidance is effective for the Company for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company is currently evaluating this guidance, but does not expect the adoption will have a material effect on Company’s consolidated financial statements.

NOTE 3.  INVENTORIES

Inventories at each respective period consisted of the following:

	September 30,	December 31,
	2011	2010
	(unaudited)
	(in thousands)

Finished product ready for sale	$337,710	$319,212
Work-in-process, bulk product and raw materials	71,628	57,165
Packaging supplies	6,944	5,572
Total	$416,282	$381,949

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

For the nine months ended September 30, 2011, the Company acquired 22 franchise stores.  These acquisitions were accounted for utilizing the acquisition method of accounting and the Company recorded the acquired inventory, fixed assets, franchise rights and goodwill, with an applicable reduction to receivables and cash. The total purchase price associated with these acquisitions was $2.1 million, of which $0.8 million was paid in cash.

On August 31, 2011, the Company acquired substantially all of the assets and assumed certain liabilities of Lucky Vitamin, which was accounted for as a business combination.  The total purchase price for this acquisition was approximately $21 million.  Of the purchase price, $11.5 million was preliminarily allocated to goodwill, $9.6 million to amortizable intangible assets, $2.6 million to current assets acquired, $0.7 million to property and equipment acquired, and $3.9 million to net assumed current liabilities.

GNC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company’s acquisition of Lucky Vitamin completed during the nine months ended September 30, 2011 did not have a material impact on the Company’s consolidated financial statements, and therefore pro forma disclosures have not been presented.

The following table summarizes the Company’s goodwill activity:

			Manufacturing/
	Retail	Franchising	Wholesale	Total
	(in thousands)
Balance at December 31, 2010	$305,097	$117,303	$202,841	$625,241
Acquired franchise stores	686	-	-	686
Acquisition of Lucky Vitamin	11,467	-	-	11,467
Balance at September 30, 2011 (unaudited)	$317,250	$117,303	$202,841	$637,394

The following table summarizes the Company’s intangible asset activity:

	Retail	Franchise	Operating	Other
	Brand	Brand	Agreements	Intangibles	Total
	(in thousands)
Balance at December 31, 2010	$500,000	$220,000	$146,223	$1,001	$867,224
Acquired franchise stores	-	-	-	512	512
Acquisition of Lucky Vitamin	-	-	-	9,600	9,600
Amortization expense	-	-	(5,140)	(646)	(5,786)
Balance at September 30, 2011 (unaudited)	$500,000	$220,000	$141,083	$10,467	$871,550

The following table reflects the gross carrying amount and accumulated amortization for each major intangible asset:

	Estimated	September 30, 2011			December 31, 2010
	Life		Accumulated	Carrying		Accumulated	Carrying
	in years	Cost	Amortization	Amount	Cost	Amortization	Amount
			(unaudited)
		(in thousands)
Brands - retail	-	$500,000	$-	$500,000	$500,000	$-	$500,000
Brands - franchise	-	220,000	-	220,000	220,000	-	220,000
Retail agreements	25-35	31,000	(4,933)	26,067	31,000	(4,143)	26,857
Franchise agreements	25	70,000	(12,717)	57,283	70,000	(10,617)	59,383
Manufacturing agreements	25	70,000	(12,717)	57,283	70,000	(10,617)	59,383
Other intangibles	5-15	10,600	(633)	9,967	1,150	(550)	600
Franchise rights	1-5	4,213	(3,263)	950	3,702	(2,701)	1,001
Total		$905,813	$(34,263)	$871,550	$895,852	$(28,628)	$867,224

GNC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table represents future estimated amortization expense of other intangible assets, net, with definite lives at September 30, 2011:

Estimated
amortization
Years ending December 31,	expense
(unaudited)
(in thousands)
2011	$1,944
2012	8,257
2013	8,052
2014	7,775
2015	7,681
Thereafter	117,841
Total	$151,550

NOTE 5.  LONG-TERM DEBT / INTEREST EXPENSE

Long-term debt at each respective period consisted of the following:

	September 30,	December 31,
	2011	2010
	(unaudited)
	(in thousands)

2011 Senior Credit Facility	$897,318	$-
2007 Senior Credit Facility	-	644,382
Senior Notes	-	298,372
Senior Subordinated Notes	-	110,000
Mortgage	4,539	5,711
Capital leases	25	34
Total Debt	901,882	1,058,499
Less: current maturities	(1,592)	(28,070)
Long-term Debt	$900,290	$1,030,429

GNC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company’s net interest expense for each respective period was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
	(unaudited)
	(in thousands)
2011 Senior Credit Facility:
Term Loan	$9,775	$-	$23,765	$-
Revolver	160	-	368	-
Deferred fees writedown - early extinguishment	-	-	17,418	-
OID writedown - early extinguishment	-	-	2,437	-
Deferred financing fees amortization	483	1,071	1,884	3,195
Mortgage	230	110	550	341
OID amortization	76	103	311	304
Interest income	(306)	(171)	(783)	(469)
Senior Notes	-	4,874	4,808	14,583
Senior Subordinated Notes	-	2,957	3,054	8,869
Termination of interest rate swaps	-	-	5,819	-
2007 Senior Credit Facility:
Term Loan	-	7,241	4,815	22,024
Revolver	-	111	71	335
Interest expense, net	$10,418	$16,296	$64,517	$49,182

Accrued interest at each respective period consisted of the following:

	September 30,	December 31,
	2011	2010
	(unaudited)
	(in thousands)

2011 Senior Credit Facility	$1,768	$-
2007 Senior Credit Facility	-	4,173
Senior Notes	-	5,717
Senior Subordinated Notes	-	3,482
Total	$1,768	$13,372

On March 4, 2011, Centers entered into the 2011 Senior Credit Facility, consisting of a $1.2 billion term loan facility (the “Term Loan Facility”) and an undrawn $80.0 million revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “2011 Senior Credit Facility”).  The Term Loan Facility will mature in March 2018. The Revolving Credit Facility will mature in March 2016.  Interest is accrued at a rate, at the Company’s option, per annum equal to (A) the sum of (i) the greatest of (a) the prime rate (as publicly announced by JPMorgan Chase Bank, N.A. as its prime rate in effect), (b) the federal funds effective rate plus 0.50%, (c) one month Adjusted LIBO Rate plus 1.0% and, (d) 2.25% plus (ii) Applicable Margin of 2.0% or (B) the sum of (i) the greatest of (a) Adjusted LIBO Rate or (b) 1.25% plus (ii) Applicable Margin of 3.0%.  Additionally, the Company is required to pay a commitment fee to the lenders under the Revolving Credit Facility in respect of unutilized revolving loan commitments at a rate of 0.5% per annum, as well as letter of credit fees of 3.0% to lenders and 0.25% to the issuing bank.  As of September 30, 2011, $8.2 million of the Revolving Credit Facility was pledged to secure letters of credit.  The 2011 Senior Credit Facility is collateralized by first priority pledges (subject to permitted liens) of the equity interests of each of Centers and Centers’ domestic subsidiaries.  In connection with the Refinancing on March 4, 2011, the Company incurred $17.3 million in deferred financing costs.  The $1.2 billion Term Loan Facility was recorded net of original issue discount of $3.8 million.  The Company used part of the net proceeds from the IPO to repay $300.0 million of outstanding borrowings under the Term Loan Facility.  In conjunction with the $300.0 million prepayment, the Company recognized early extinguishment costs from deferred financing costs and original issue discount of $4.0 million and $0.9 million, respectively.

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

As of September 30, 2011, the Company believes that it is in compliance with all covenants under the 2011 Senior Credit Facility.

At December 31, 2010, the interest rate for the 2007 Senior Credit Facility was 2.5%.  At December 31, 2010, the interest rate for the Senior Notes was 5.8%.  In connection with the Refinancing on March 4, 2011, the 2007 Senior Credit Facility, Senior Notes and Senior Subordinated Notes were repaid.

NOTE 6.  FINANCIAL INSTRUMENTS

At September 30, 2011 and December 31, 2010, the Company’s financial instruments consisted of cash and cash equivalents, receivables, franchise notes receivable, accounts payable and long-term debt. The carrying amount of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximates their fair value because of the short maturity of these instruments.  Based on the interest rates currently available and their underlying risk, the carrying value of the franchise notes receivable approximates their fair value. These fair values are reflected net of reserves, which are recognized according to Company policy.  The Company determined the estimated fair values of its debt by using currently available market information and estimates and assumptions where appropriate.  As considerable judgment is required to determine these estimates, changes in the assumptions or methodologies may have an effect on these estimates.  The carrying amount and estimated fair values of the Company’s financial instruments are as follows:

	September 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

	(unaudited)

	(in thousands)

Cash and cash equivalents	$146,107	$146,107	$193,902	$193,902
Receivables, net	118,074	118,074	102,874	102,874
Franchise notes receivable, net	6,300	6,300	4,496	4,496
Accounts payable	137,372	137,372	98,662	98,662
Long-term debt (including current portion)	901,882	874,826	1,058,499	1,007,070

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

Hydroxycut Claims. On May 1, 2009, the FDA issued a warning on several Hydroxycut-branded products manufactured by Iovate Health Sciences U.S.A., Inc. (“Iovate”).  The FDA warning was based on 23 reports of liver injuries from consumers who claimed to have used the products between 2002 and 2009. As a result, Iovate voluntarily recalled 14 Hydroxycut-branded products. Following the recall, the Company was named, among other defendants, in approximately 85 lawsuits related to Hydroxycut-branded products in 14 states.  Iovate previously accepted the Company’s tender request for defense and indemnification under its purchasing agreement with the Company and, as such, Iovate has accepted the Company’s request for defense and indemnification in the Hydroxycut matters.  The Company’s ability to obtain full recovery in respect of any claims against the Company in connection with products manufactured by Iovate under the indemnity is dependent on Iovate’s insurance coverage, the creditworthiness of its insurer, and the absence of significant defenses by such insurer.  To the extent the Company is not fully compensated by Iovate’s insurer, it can seek recovery directly from Iovate.  The Company’s ability to fully recover such amounts may be limited by the creditworthiness of Iovate.

As of September 30, 2011, there were 76 pending lawsuits related to Hydroxycut in which the Company had been named: 70 individual, largely personal injury claims and six putative class action cases, generally inclusive of claims of consumer fraud, misrepresentation, strict liability and breach of warranty.  As any liabilities that may arise from these matters are not probable or reasonably estimable at this time, no liability has been accrued in the accompanying financial statements.

By court order dated October 6, 2009, the United States Judicial Panel on Multidistrict Litigation consolidated pretrial proceedings of many of the pending actions in the Southern District of California (In re: Hydroxycut Marketing and Sales Practices Litigation, MDL No. 2087).

Pro-Hormone/Androstenedione Cases.  The Company is currently defending three lawsuits (the “Andro Actions”) in New Jersey, New York and Pennsylvania relating to the sale by the Company of certain nutritional products, between 1999 and 2004, alleged to contain the ingredients commonly known as Androstenedione, Androstenediol, Norandrostenedione, and Norandrostenediol (collectively, “Andro Products”). In each of the Andro Actions, plaintiffs sought, or are seeking, to certify a class and obtain damages on behalf of the class representatives and all those similarly-situated who purchased from the Company certain nutritional supplements alleged to contain one or more Andro Products.  During the first quarter of 2011, the sole Andro Action filed in California was settled for an immaterial amount, pending approval by the court.  Unlike the other states in which the plaintiffs reside, California law prohibits one of the ingredients; therefore, the Company does not believe that the outcome in California provides a basis for determining the potential outcome of the other Andro Actions.  As any liabilities that may arise from these other Andro Actions are not probable or reasonably estimable at this time, no liability has been accrued in the accompanying financial statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Commitments

The Company maintains certain purchase commitments with various vendors to ensure its operational needs are fulfilled.  As of September 30, 2011, such future purchase commitments consisted of $3.7 million of advertising commitments.  Other commitments related to the Company’s business operations cover varying periods of time and are not significant.  All of these commitments are expected to be fulfilled with no adverse consequences to the Company’s operations of financial condition.

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

GNC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The Company will not grant any additional awards under the 2007 Stock Plan.  No stock appreciation rights, restricted stock, deferred stock or performance shares were granted under the 2007 Stock Plan.  The Company granted 100,625 and 1,705,625 options and 7,784 and 110,344 shares of restricted stock for the three and nine months ended September 30, 2011, respectively, under the 2011 Stock Plan.

The Company utilizes the Black Scholes model to calculate the fair value of options under both of the Holdings’ plans. The resulting compensation cost is recognized in the Company’s financial statements over the option vesting period.  The Company recognized $0.6 million and $0.8 million of non-cash stock-based compensation expense for the three months ended September 30, 2011 and 2010, respectively.  The Company recognized $2.9 million and $2.4 million of non-cash stock-based compensation expense for the nine months ended September 30, 2011 and 2010, respectively.  At September 30, 2011, there was $9.8 million of total unrecognized compensation cost related to non-vested stock-based compensation for all awards previously made that are expected to be recognized over a weighted average period of approximately 6.2 years.

During the nine months ended, September 30, 2011 the total intrinsic value of awards exercised was $22.8 million and the total amount of cash received from the exercise of options was $11.1 million. The tax impact associated with the exercise of awards for the nine months ended September 30, 2011 was a benefit of $8.4 million and was recorded to additional capital.  During the nine months ended September 30, 2010, there were no options exercised.

The following table sets forth a summary of stock options under all plans for the nine months ended September 30, 2011:

	Total Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (in Thousands)

Outstanding at December 31, 2010	9,344,188	$7.60
Granted	1,705,625	19.40
Exercised	(1,573,189)	7.07
Forfeited	(951,091)	13.30
Expired	(5,800)	10.81
Outstanding at September 30, 2011	8,519,733	$9.42	6.1	$91,139

Exercisable at September 30, 2011	5,862,292	$7.11	5.7	$76,251

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

GNC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The assumptions used in the Company’s Black Scholes valuation related to stock option grants made during the nine months ended September 30, 2011 were as follows:

Dividend yield	0.00%
Expected option life	4.5 - 7.0 years
Volatility factor percentage of market price	38.5% - 39.2%
Discount rate	1.5% - 2.9%

The following table sets forth a summary of restricted stock units granted under the 2011 Stock Plan and related information for the nine months ended September 30, 2011:

	Restricted Stock Units	Weighted Average Fair Value

Granted	110,344	$19.24
Vested	-	-
Forfeited	(24,305)	18.98
Outstanding at September 30, 2011	86,039	$19.31

NOTE 9.  SEGMENTS

The Company has three reportable segments. This information is utilized by the Company’s management to assess performance and allocate assets accordingly. The Company’s management evaluates segment operating results based on several indicators. The primary key performance indicators are sales and operating income or loss for each segment. Operating income or loss, as evaluated by management, excludes certain items that are managed at the consolidated level, such as distribution and warehousing, impairments and other corporate costs. The following table represents key financial information for each of the Company’s reportable segments, identifiable by the distinct operations and management of each: Retail, Franchising and Manufacturing/Wholesale. The Retail reportable segment includes the Company’s corporate store operations in the United States, Canada, GNC.com, and Lucky Vitamin. The Franchise reportable segment represents the Company’s franchise operations, both domestically and internationally. The Manufacturing/Wholesale reportable segment represents the Company’s manufacturing operations in South Carolina and the Wholesale business. This segment supplies the Retail and Franchise segments, along with various third parties, with finished products for sale. The Warehousing and Distribution and Corporate costs represent the Company’s administrative expenses. The accounting policies of the segments are the same as those described in the “Basis of Presentation and Summary of Significant Accounting Policies”.

GNC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table represents key financial information of the Company’s segments:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010

	(unaudited)
	(in thousands)
Revenue:
Retail	$385,231	$338,231	$1,153,237	$1,031,899
Franchise	90,884	76,894	251,096	222,365
Manufacturing/Wholesale:
Intersegment (1)	58,430	60,982	166,271	159,589
Third Party	61,913	50,535	158,238	132,145
Sub total Manufacturing/Wholesale	120,343	111,517	324,509	291,734
Sub total segment revenues	596,458	526,642	1,728,842	1,545,998
Intersegment elimination (1)	(58,430)	(60,982)	(166,271)	(159,589)
Total revenue	$538,028	$465,660	$1,562,571	$1,386,409

Operating income:
Retail	$62,167	$47,670	$189,173	$147,248
Franchise	31,997	25,925	83,291	70,530
Manufacturing/Wholesale	23,385	17,901	60,982	51,140
Unallocated corporate and other costs:
Warehousing and distribution costs	(15,190)	(13,784)	(45,577)	(41,450)
Corporate costs (2)	(19,122)	(18,922)	(61,884)	(55,123)
Transaction related costs	(637)	-	(12,999)	-
Sub total unallocated corporate and other costs	(34,949)	(32,706)	(120,460)	(96,573)
Total operating income	$82,600	$58,790	$212,986	$172,345

(1)  Intersegment revenues are eliminated from consolidated revenue.

(2)  Includes $3.5 million of executive severance for the nine months ended September 30, 2011.

NOTE 10.  INCOME TAXES

The Company recognized $23.5 million of income tax expense (or 32.6% of pretax income) during the three months ended September 30, 2011 compared to $15.8 million (or 37.2% of pretax income) for the same period in 2010.  For the three months ended September 30, 2011, income tax expense includes $2.6 million, or 3.0%, of pretax income related to non-recurring tax credits and incentives.

The Company recognized $53.9 million of income tax expense (or 36.3% of pretax income) during the nine months ended September 30, 2011 compared to $45.4 million (or 36.9% of pretax income) for the same period in 2010.  For the nine months ended September 30, 2011, income tax expense includes $2.3 million, or 1.5% of pretax income, related to non deductible costs incurred related to the IPO.  Also, the nine months ended September 30, 2011 was offset by $2.6 million, or 1.8%, related to non-recurring tax credits and incentives.

The Company files a consolidated U.S. federal tax return and various consolidated and separate tax returns as prescribed by the tax laws of the state, local, and international jurisdictions in which it and its subsidiaries operate.  The Company has been audited by the Internal Revenue Service (the “IRS”) through its March 15, 2007 tax year.  The Company has various state, local and international jurisdiction tax years open to examination (the earliest open period is 2003), and is also currently under audit in certain state and local jurisdictions.  As of September 30, 2011, the Company believes that it has appropriately reserved for any potential federal, state, local and international income tax exposures.

The Company recorded additional unrecognized tax benefits of approximately $1.6 million and $0.9 million during the nine months ended September 30, 2011 and 2010, respectively.  The additional unrecognized tax benefits recorded during the nine months ended September 30, 2011 are principally related to the continuation of previously taken tax positions.  As of September 30, 2011 and December 31, 2010, the Company had $10.3 million and $8.7 million, respectively, of unrecognized tax benefits.  As of September 30, 2011, the Company is not aware of any tax positions for which it is reasonably possible that the amounts of unrecognized tax benefits will significantly increase or decrease within the next 12 months. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $10.3 million.  The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company had accrued approximately $3.5 million and $2.7 million, respectively, for September 30, 2011 and December 31, 2010 in potential interest and penalties associated with uncertain tax positions.  To the extent interest and penalties are not assessed with respect to the ultimate settlement of uncertain tax positions, amounts previously accrued will be reduced and reflected as a reduction of the overall income tax provision.

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

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2011 by level within the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
	(unaudited)
	(in thousands)

Other current liabilities	$-	$-	$-
Other long-term liabilities	$3,370	$-	$-

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

NOTE 12. RELATED PARTY TRANSACTIONS

Management Services Agreement. Together with Holdings’ wholly owned subsidiary, GNC Acquisition Inc., Holdings entered into an Agreement and Plan of Merger (the ‘‘Merger Agreement’’) with GNC Parent Corporation on February 8, 2007. Pursuant to the Merger Agreement and on March 16, 2007, GNC Acquisition Inc. was merged with and into GNC Parent Corporation, with GNC Parent Corporation as the surviving corporation and our wholly owned subsidiary (the ‘‘Merger’’). In connection with the Merger, on March 16, 2007, Holdings entered into a Management Services Agreement (the “ACOF Management Services Agreement”)  with ACOF Operating Manager II, L.P. (“ACOF Manager”), an affiliate of Ares Corporate Opportunities Fund II, L.P. (“Ares”), one of Holdings’ sponsors.  The ACOF Management Service Agreement provided for an annual management fee of $750,000, payable quarterly and in advance to ACOF Manager, on a pro rata basis, until the tenth anniversary from March 16, 2007 plus any one-year extensions (which extensions occurred automatically on each anniversary date of March 16, 2007), as well as reimbursements for ACOF Manager’s and its affiliates’ out-of-pocket expenses in connection with the management services provided under the ACOF Management Services Agreement.  For the nine months ended September 30, 2011 and 2010, $0.2 million and $0.6 million, respectively, had been paid pursuant to this agreement.

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

Special Dividend. Ontario Teachers’ Pension Plan Board (“OTPP”), as the holder of Holdings’ Class B common stock, was entitled to receive an annual special dividend payment equal to an aggregate amount of $750,000 per year when, as and if declared by the Board (the “Special Dividend”). The Special Dividend was payable in equal quarterly installments on the first day of each quarter commencing on April 1, 2007 and for ten years thereafter (the “Special Dividend Period”).  For the nine months ended September 30, 2011 and 2010, $0.2 million and $0.6 million, respectively, was paid pursuant to this arrangement.

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

GNC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Lease Agreements.  At September 30, 2011 and 2010, the Company was party to 18 and 20 lease agreements, respectively, as lessee, with Cadillac Fairview Corporation, a direct wholly owned subsidiary of OTPP, as lessor, with respect to properties located in Canada.  For the nine months ended September 30, 2011 and 2010, the Company paid $2.1 million, respectively, under the lease agreements.  Each lease was negotiated in the ordinary course of business on an arm’s length basis.

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

Consequently, forward-looking statements should be regarded solely as our current plans, estimates and beliefs. You should not place undue reliance on forward-looking statements. We cannot guarantee future results, events, levels of activity, performance or achievements. We do not undertake and specifically decline any obligation to update, republish or revise forward-looking statements to reflect future events or circumstances or to reflect the occurrences of unanticipated events.

Business Overview

GNC Holdings, Inc. (“Holdings”), headquartered in Pittsburgh, Pa., is a leading global specialty retailer of health and wellness products, including vitamins, minerals, and herbal supplement products, sports nutrition products and diet products, and trades on the NYSE under the symbol “GNC”.

As of September 30, 2011, GNC has more than 7,500 locations, of which more than 5,800 retail locations are in the United States (including 919 franchise and 2,103 Rite Aid franchise store-within-a-store locations) and franchise operations in 52 countries (including distribution centers where retail sales are made).  The Company — which is dedicated to helping consumers Live Well — has a diversified, multi-channel business model and derives revenue from product sales through company-owned retail stores, domestic and international franchise activities, third party contract manufacturing, e-commerce and corporate partnerships.  Our broad and deep product mix, which is focused on high-margin, premium, value-added nutritional products, is sold under GNC proprietary brands, including Mega Men, Ultra Mega, GNC Wellbeing, Pro Performance and Longevity Factors, and under nationally recognized third party brands.

Revenues and Operating Performance from our Segments

We measure our operating performance primarily through revenues and operating income from our three segments, Retail, Franchise and Manufacturing/Wholesale, and through the management of unallocated costs from our warehousing, distribution and corporate segments, as follows:

•              Retail: Retail revenues are generated by sales to consumers at our company-owned stores and online through GNC.com. Although we believe that our retail and franchise businesses are not seasonal in nature, historically we have experienced, and expect to continue to experience, a variation in our net sales and operating results from quarter to quarter, with the first half of the year being stronger than the second half of the year. Our industry is expected to grow at an annual average rate of approximately 4.0% through 2015.  As a leader in our industry, we expect our organic retail revenue to grow faster as a result of our disproportionate market share, scale economies in purchasing and advertising, strong brand awareness and vertical integration.

•              Franchise: Franchise revenues are generated primarily from:

(1)             product sales to our franchisees;

(2)             royalties on franchise retail sales; and

(3)             franchise fees, which are charged for initial franchise awards, renewals and transfers of franchises.

As described above, our industry is expected to grow at an annual average rate of approximately 4.0% through 2015. Although we do not anticipate the number of our domestic franchise stores to grow substantially, we expect to achieve segment revenue growth consistent with projected industry growth, which will be generated by royalties on franchise retail sales and product sales to our existing franchisees. As a result of our efforts to expand our international presence and provisions in our international franchising agreements requiring franchisees to open additional stores, we have increased our international store base in recent periods and expect to continue to increase the number of our international franchise stores over the next five years. We believe this will result in additional franchise fees associated with new store openings and increased revenues from product sales to, and royalties from, franchisees.

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

A significant portion of our business infrastructure is comprised of fixed operating costs. Our vertically-integrated distribution network and manufacturing can support higher sales volume without significant incremental costs. We therefore expect our operating expenses to grow at a lesser rate than our revenues, resulting in positive operating leverage.

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

Executive Overview

On March 4, 2011, General Nutrition Centers Inc. (“Centers”), a wholly owned subsidiary of Holdings, entered into a $1.2 billion term loan facility with a term of seven years (the “Term Loan Facility”) and an $80.0 million revolving credit facility with a term of five years (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “2011 Senior Credit Facility”).  Centers used a portion of the proceeds from the Term Loan Facility to refinance its former indebtedness, including all outstanding indebtedness under its 2007 Senior Credit Facility, consisting of a $675.0 million term loan facility (the “2007 Term Loan Facility”) and a $60.0 million senior revolving credit facility (the “2007 Revolving Credit Facility” and, together with the 2007 Term Loan Facility, the “2007 Senior Credit Facility”), the Senior Notes and the Senior Subordinated Notes, and to pay related fees and expenses. As of the date hereof, the Revolving Credit Facility remains undrawn.  We refer to these transactions and the use of proceeds therefrom collectively as the “Refinancing”.

On April 6, 2011, we completed our initial public offering (“IPO”) pursuant to which 25.875 million shares of Class A common stock were sold at a price of $16.00 per share. We issued and sold 16 million shares and certain of our shareholders sold 9.875 million shares in the IPO. We used the net proceeds from the IPO, together with cash on hand (including additional funds from the Refinancing), to redeem all of our outstanding Series A preferred stock, repay $300.0 million of outstanding borrowings under the Term Loan Facility and pay Sponsor-related obligations of approximately $11.1 million.

On September 7, 2011, we filed a registration statement relating to a proposed offering of shares of Class A common stock to be sold exclusively by participating selling stockholders (the proposed “Secondary Offering”).

In the third quarter of 2011, we generated 15.5% total revenue growth and positive domestic retail same store sales growth of 10.3%.  Adjusting for expenses associated with the proposed Secondary Offering, operating income increased by 40.7% for the third quarter of 2011 compared to the same period in 2010.

Our 13.9% retail segment revenue growth for the third quarter of 2011 was driven by continued strength in the core product categories of sports and vitamins, and increased revenue from GNC.com. We believe our continued strength in the sports nutrition category reflects favorable macro fitness trends, our unique customer base and our successful new proprietary product launches.   Similarly, vitamin sales have been driven primarily by increases in premium offerings including our more than 30 different Vitapaks addressing a wide range of conditions and lifestyles.  GNC.com revenue increased by 38.0% in the third quarter of 2011, and we continue to realize benefits from our social media initiatives, including a growing following on Facebook.  We also continue to upgrade site content and navigation, further improving our conversion rate.  Internationally, the GNC brand continues to gain momentum across 52 franchise countries, resulting in growth of both number of stores and retail same store sales.  With an additional 148 net new stores added at September 30, 2011 as compared to September 30, 2010, we believe this high margin business within the franchise segment will continue to drive growth.

Our manufacturing strategy is designed to provide our stores with proprietary products at the lowest possible cost, and utilize additional capacity to promote production efficiencies and enhance our position in the third party contract business. Under this strategy, in the third quarter of 2011, we grew third party manufacturing contract sales by 13.5% and realized incremental revenue and margin contribution, which reflected contributions from our new Sam’s Club and PetSmart wholesale arrangements.  These arrangements also enable us to gain exposure to new customers.

From a brand marketing standpoint, we are focused on communicating our core “Live Well” theme in both magazine and print. In the first nine months of 2011, we expanded the marketing campaign to include a “best in class” theme.  The campaign’s branding images reflect our core customer - youthful, athletic, aspirational, and goal oriented.

Related Parties

For the three months ended September 30, 2011 and 2010, we had related party transactions with Ares and OTPP and their affiliates. For further discussion of these transactions, see Note 12, “Related Party Transactions” included elsewhere in this report.

Results of Operations

The following information presented for the three and nine months ended September 30, 2011 and 2010 was prepared by management and is unaudited and was derived from our unaudited consolidated financial statements and accompanying notes.  In the opinion of management, all adjustments necessary for a fair statement of our financial position and operating results for such periods and as of such dates have been included.

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

Results of Operations

(Dollars in millions and percentages expressed as a percentage of total net revenue)

	Three Months Ended				Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2011		2010		2011		2010
	(unaudited)
Revenues:
Retail	$385.2	71.6%	$338.2	72.6%	$1,153.3	73.8%	$1,031.9	74.4%
Franchise	90.9	16.9%	76.9	16.5%	251.1	16.1%	222.4	16.1%
Manufacturing / Wholesale	61.9	11.5%	50.6	10.9%	158.2	10.1%	132.1	9.5%
Total net revenues	538.0	100.0%	465.7	100.0%	1,562.6	100.0%	1,386.4	100.0%

Operating expenses:
Cost of sales, including warehousing, distribution and occupancy costs	343.1	63.8%	302.6	65.0%	992.9	63.5%	893.8	64.5%
Compensation and related benefits	72.4	13.5%	69.2	14.9%	219.0	14.0%	204.7	14.8%
Advertising and promotion	12.4	2.3%	10.9	2.3%	40.0	2.6%	40.4	2.9%
Other selling, general and administrative expenses	24.7	4.6%	22.4	4.8%	78.8	5.0%	69.4	5.0%
Transaction related costs	0.6	0.1%	-	0.0%	13.0	0.9%	-	0.0%
Amortization expense	2.0	0.3%	1.9	0.4%	5.8	0.4%	5.9	0.4%
Foreign currency gain (loss)	0.2	0.0%	(0.1)	0.0%	0.1	0.0%	(0.1)	0.0%
Total operating expenses	455.4	84.6%	406.9	87.4%	1,349.6	86.4%	1,214.1	87.6%

Operating income:
Retail	62.2	11.6%	47.7	10.2%	189.2	12.1%	147.2	10.6%
Franchise	32.0	6.0%	25.9	5.6%	83.3	5.3%	70.5	5.1%
Manufacturing / Wholesale	23.4	4.3%	17.9	3.9%	61.0	3.9%	51.1	3.7%
Unallocated corporate and other costs:
Warehousing and distribution costs	(15.2)	-2.9%	(13.8)	-3.0%	(45.6)	-2.9%	(41.4)	-3.0%
Corporate costs	(19.2)	-3.5%	(18.9)	-4.1%	(61.9)	-4.0%	(55.1)	-4.0%
Transaction related costs	(0.6)	-0.1%	-	0.0%	(13.0)	-0.8%	-	0.0%
Subtotal unallocated corporate and other costs, net	(35.0)	-6.5%	(32.7)	-7.1%	(120.5)	-7.7%	(96.5)	-7.0%
Total operating income	82.6	15.4%	58.8	12.6%	213.0	13.6%	172.3	12.4%
Interest expense, net	10.4		16.3		64.5		49.2
Income before income taxes	72.2		42.5		148.5		123.1
Income tax expense	23.5		15.8		53.9		45.4
Net income	$48.7		$26.7		$94.6		$77.7

Note: The numbers in the above table have been rounded to millions.  All calculations related to the Results of Operations for the year-over-year comparisons were derived from unrounded data and could occasionally differ immaterially if you were to use the table above for these calculations.

Comparison of the Three Months Ended September 30, 2011 and 2010

Revenues

Our consolidated net revenues increased $72.3 million, or 15.5%, to $538.0 million for the three months ended September 30, 2011 compared to $465.7 million for the same period in 2010. The increase was the result of increased sales in each of our segments.

Retail.  Revenue in our Retail segment increased $47.0 million, or 13.9%, to $385.2 million for the three months ended September 30, 2011 compared to $338.2 million for the same period in 2010.  Domestic retail revenue increased $41.1 million, representing a $32.4 million, or 10.3% increase in our same store sales and a $8.7 million increase in our non-same store sales.  The increase was primarily due to sales increases in the sports nutrition, vitamin and diet categories, and also reflected an increase in sales from GNC.com of $5.5 million, or 38.0%, to $20.0 million for the three months ended September 30, 2011 compared to $14.5 million for the same period in 2010.  The acquisition of Lucky Vitamin on August 31, 2011 contributed $3.8 million to the increase in sales. Canadian sales in U.S. dollars increased $2.1 million for the three months ended September 30, 2011 compared to the same period in 2010.  In local currency, Canada same store sales increased $0.9 million and non same-store sales decreased $0.1 million, which was improved by the effect of the weakening of the U.S. dollar from 2010 to 2011.  Our company-owned store base increased by 125 domestic stores to 2,827 at September 30, 2011 compared to 2,702 at September 30, 2010, due to new store openings and franchise store acquisitions.  Our Canadian store base remained consistent with 169 at September 30, 2011 and 2010.

Franchise. Revenues in our Franchise segment increased $14.0 million, or 18.2%, to $90.9 million for the three months ended September 30, 2011 compared to $76.9 million for the same period in 2010. Domestic franchise revenue increased by $7.5 million compared to the same period in 2010 primarily due to an increase in product sales and royalty income. Our domestic franchisees’ same store retail sales improved for the three months ended September 30, 2011 by 7.8% compared to the same period in 2010. There were 919 domestic franchise stores at September 30, 2011 compared to 897 stores at September 30, 2010.  International franchise revenue increased by $5.7 million, primarily the result of increases in product sales and royalty income.  Our international franchise store base increased by 148 stores to 1,549 at September 30, 2011 compared to 1,401 at September 30, 2010.

Manufacturing/Wholesale. Revenues in our Manufacturing/Wholesale segment, which includes third-party sales from our manufacturing facilities in South Carolina, as well as wholesale sales to Rite Aid, www.drugstore.com, Sam’s Club and PetSmart increased $11.3 million, or 22.5%, to $61.9 million for the three months ended September 30, 2011 compared to $50.6 million for the same period in 2010. Sales from the South Carolina plant increased by $5.8 million, or 21.3%.

Cost of Sales

Consolidated cost of sales, which includes product costs, costs of warehousing and distribution and occupancy costs, increased $40.5 million, or 13.4%, to $343.1 million for the three months ended September 30, 2011 compared to $302.6 million for the same period in 2010. Consolidated cost of sales, as a percentage of net revenue, was 63.8% and 65.0% for the three months ended September 30, 2011 and 2010, respectively.  The increase in cost of sales was primarily due to higher sales volumes and store counts.

Selling, General and Administrative (“SG&A”) Expenses

Our consolidated SG&A expenses, including compensation and related benefits, advertising and promotion expense, other selling, general and administrative expenses, and amortization expense, increased $7.7 million, or 7.4%, to $112.1 million, for the three months ended September 30, 2011 compared to $104.4 million for the same period in 2010. These expenses, as a percentage of net revenue, were 20.9% for the three months ended September 30, 2011 compared to 22.4% for the three months ended September 30, 2010.

Compensation and related benefits. Compensation and related benefits increased $3.2 million, or 4.6%, to $72.4 million for the three months ended September 30, 2011 compared to $69.2 million for the same period in 2010.  The increase was due primarily to support our increased store base and sales volume.

Advertising and promotion. Advertising and promotion expenses increased $1.5 million, or 14.5%, to $12.4 million for the three months ended September 30, 2011 compared to $10.9 million during the same period in 2010. Advertising expense increased primarily as a result of an increase of $1.7 million in media expense, partially offset by a decrease of $0.2 million in other advertising expenses.

Other SG&A. Other SG&A expenses, including amortization expense, increased $2.4 million, or 9.5%, to $26.7 million for the three months ended September 30, 2011 compared to $24.3 million for the same period in 2010. This increase was due to increases in third-party commissions of $0.5 million, credit card fees of $0.7 million, legal and professional fees of $0.5 million.  Additionally, bad debt expense increased $0.4 million, a result of the reversal of a portion of the allowance for bad debt in the three months ended September 30, 2010.

Transaction related costs. In addition to the above, we incurred $0.6 million of non-recurring expenses principally related to the Secondary Offering.

Foreign Currency (Gain) Loss

Foreign currency (gain) loss for the three months ended September 30, 2011 and 2010 resulted primarily from accounts payable activity with our Canadian subsidiary.

Operating Income

As a result of the foregoing, consolidated operating income increased $23.8 million, or 40.5%, to $82.6 million for the three months ended September 30, 2011 compared to $58.8 million for the same period in 2010. Operating income, as a percentage of net revenue, was 15.4% and 12.6% for the three months ended September 30, 2011 and 2010, respectively.

Retail. Operating income increased $14.5 million, or 30.4%, to $62.2 million for the three months ended September 30, 2011 compared to $47.7 million for the same period in 2010. The increase was due to higher dollar margins on increased sales, partially offset by increases in occupancy, wages and other selling expenses.

Franchise. Operating income increased $6.1 million, or 23.4%, to $32.0 million for the three months ended September 30, 2011 compared to $25.9 million for the same period in 2010. The increase was due to higher wholesale product sales and franchise royalty income.

Manufacturing/Wholesale. Operating income increased $5.5 million, or 30.6%, to $23.4 million for the three months ended September 30, 2011 compared to $17.9 million for the same period in 2010.  The increase was due to higher wholesale product sales.

Warehousing and distribution costs. Unallocated warehousing and distribution costs increased $1.4 million, or 10.2%, to $15.2 million for the three months ended September 30, 2011 compared to $13.8 million for the three months ended September 30, 2010.  Higher fuel costs and increased wages for fulfillment of higher retail sales and wholesale businesses accounted for the increase.

Corporate costs. Corporate overhead costs increased $0.3 million, or 1.6%, to $19.2 million for the three months ended September 30, 2011 compared to $18.9 million for the same period in 2010.

Transaction related costs. In addition to the above, we incurred $0.6 million of non-recurring expenses principally related to the proposed Secondary Offering.

Interest Expense

Interest expense decreased $5.9 million, or 36.1%, to $10.4 million for the three months ended September 30, 2011 compared to $16.3 million for the same period in 2010. This decrease was primarily attributable to decreases in interest rates on our variable rate debt in 2011 as compared to 2010 along with a reduction in outstanding debt.

Income Tax Expense

We recognized $23.5 million of income tax expense (or 32.6% of pre-tax income) during the three months ended September 30, 2011 compared to $15.8 million (or 37.2% of pre-tax income) for the same period in 2010.  For the three months ended September 30, 2011, income tax expense includes $2.6 million, or 3.0%, of pretax income related to non-recurring tax credits and incentives.

Net Income

As a result of the foregoing, consolidated net income increased $22.0 million to $48.7 million for the three months ended September 30, 2011 compared to $26.7 million for the same period in 2010.  Net income for the three months ended September 30, 2011 includes $0.6 million of transaction related costs, net of tax effect, related to the proposed Secondary Offering.  For the three months ended September 30, 2011, net income excluding transaction related costs related to the proposed Secondary Offering, net of tax effect, would have been $49.1 million.

Comparison of the Nine Months Ended September 30, 2011 and 2010

Revenues

Our consolidated net revenues increased $176.2 million, or 12.7%, to $1,562.6 million for the nine months ended September 30, 2011 compared to $1,386.4 million for the same period in 2010.  The increase was the result of increased sales in each of our segments.

Retail. Revenues in our Retail segment increased $121.4 million, or 11.8%, to $1,153.3 million for the nine months ended September 30, 2011 compared to $1,031.9 million for the same period in 2010.  Domestic retail revenue increased $114.6 million, representing a $90.8 million, or 9.5% increase in our same store sales and a $23.8 million increase from our non-same store sales.  The increase was primarily due to sales increases in the sports nutrition and vitamin product categories, and also included an increase in sales from GNC.com of $16.5 million, or 38.2%, to $59.6 million for the first nine months of 2011 compared to $43.1 million for the same period in 2010.  The acquisition of Lucky Vitamin contributed $3.8 million to the increase in sales.  Canadian sales in U.S. dollars increased $3.0 million for the first nine months of 2011 compared to the first nine months of 2010.  Canada same store sales decreased and non-same store sales were flat in local currency, which was offset by the effect of the weakening of the U.S. dollar from 2010 to 2011.  Our company-owned store base increased by 125 domestic stores to 2,827 compared to 2,702 at September 30, 2010, due to new store openings and franchise store acquisitions.  Our Canadian store base remained consistent with 169 stores at each of September 30, 2011 and 2010.

Franchise. Revenues in our Franchise segment increased $28.7 million, or 12.9%, to $251.1 million for the nine months ended September 30, 2011 compared to $222.4 million for the same period in 2010.  Domestic franchise revenue increased by $14.8 million to $158.9 million for the nine months ended September 30, 2011 compared to $144.1 million for the same period in 2010, primarily due to higher wholesale revenues, royalties and fees.  Our domestic franchisees’ same store retail sales improved for the first nine months of 2011 by 5.8% compared to the same period in 2010.  There were 919 domestic franchise stores at September 30, 2011 compared to 897 stores at September 30, 2010.  International franchise revenue increased by $13.9 million, to $92.2 million for the nine months ended September 30, 2011 from $78.3 million, primarily the result of increases in product sales, royalties and fees.  Our international franchise store base increased by 148 stores to 1,549 at September 30, 2011 compared to 1,401 at September 30, 2010.

Manufacturing/Wholesale.  Revenues in our Manufacturing/Wholesale segment, which includes third-party sales from our manufacturing facilities in South Carolina, as well as wholesale sales to Rite Aid, PetSmart, Sam’s Club and www.drugstore.com, increased $26.1 million, or 19.7%, to $158.2 million for the nine months ended September 30, 2011 compared to $132.1 million for the same period in 2010.  Third party contract manufacturing sales from the South Carolina manufacturing plant increased by $10.1 million or 13.5%.

Cost of Sales

Consolidated cost of sales, which includes product costs, costs of warehousing and distribution and occupancy costs, increased $99.1 million, or 11.1%, to $992.9 million for the nine months ended September 30, 2011 compared to $893.8 million for the same period in 2010.  Consolidated cost of sales, as a percentage of net revenue, was 63.5% and 64.5% for the nine months ended September 30, 2011 and 2010, respectively.  The increase in cost of sales was primarily due to higher sales volumes and store counts.

Selling, General and Administrative (“SG&A”) Expenses

Our consolidated SG&A expenses, including compensation and related benefits, advertising and promotion expense, other SG&A expenses and amortization expense, increased $36.2 million, or 11.3%, to $356.6 million, for the nine months ended September 30, 2011 compared to $320.4 million for the same period in 2010.  These expenses, as a percentage of net revenue, were 22.8% for the nine months ended September 30, 2011 compared to 23.1% for the same period in 2010.

Compensation and related benefits.  Compensation and related benefits increased $14.3 million, or 7.0%, to $219.0 million for the nine months ended September 30, 2011 compared to $204.7 million for the same period in 2010. Increases occurred in base wages of $6.5 million to support our increased store base and sales volume, executive severance expense of $3.5 million, incentives of $3.2 million, and other compensation and benefits expense of $1.1 million.

Advertising and promotion.  Advertising and promotion expenses decreased $0.4 million, or 1.0%, to $40.0 million for the nine months ended September 30, 2011 compared to $40.4 million during the same period in 2010.  The decrease in advertising and promotion was primarily the result of lower media advertising expenditures partially offset by an increase in visual merchandising.

Other SG&A.  Other SG&A expenses, including amortization expense, increased $9.3 million, or 12.4%, to $84.6 million for the nine months ended September 30, 2011 compared to $75.3 million for the same period in 2010.  This increase was due to increases in credit card fees of $2.0 million, third party sales commissions of $1.9 million, legal expenses and settlement expenses of $3.5 million and $0.7 million in other SG&A expenses.  Additionally, bad debt expense increased $1.2 million, a result of the reversal of a portion of the allowance for bad debt in the nine months ended September 30, 2010.

Transaction related costs. In addition to the above, we incurred $13.0 million of non-recurring expenses principally related to the IPO and the proposed Secondary Offering.  These consisted of a payment of $11.1 million for the termination of Sponsor related obligations and other costs of $1.9 million.

Foreign Currency (Gain) Loss

Foreign currency (gain) loss for the nine months ended September 30, 2011 and 2010 resulted primarily from accounts payable activity with our Canadian subsidiary.

Operating Income

As a result of the foregoing, consolidated operating income increased $40.7 million, or 23.6%, to $213.0 million for the nine months ended September 30, 2011 compared to $172.3 million for the same period in 2010.  Operating income, as a percentage of net revenue, was 13.6% and 12.4% for the nine months ended September 30, 2011 and 2010, respectively.  Operating income, excluding transaction related costs and executive severance expense, would have been $229.8 million, or 14.7% of revenue, for the period ended September 30, 2011.

Retail. Operating income increased $42.0 million, or 28.5%, to $189.2 million for the nine months ended September 30, 2011 compared to $147.2 million for the same period in 2010. The increase was due to higher margin on increased sales and a reduction in advertising expense, partially offset by increases in wages and other selling expenses.

Franchise. Operating income increased $12.8 million, or 18.1%, to $83.3 million for the nine months ended September 30, 2011 compared to $70.5 million for the same period in 2010.  The increase was due to increased wholesale product sales and royalty income.

Manufacturing/Wholesale. Operating income increased $9.9 million, or 19.2%, to $61.0 million for the nine months ended September 30, 2011 compared to $51.1 million for the same period in 2010.  This was primarily due to higher third party revenue from third party manufacturing contracts and contributions from our newer wholesale customers.

Warehousing and distribution costs. Unallocated warehousing and distribution costs increased $4.2 million, or 10.0%, to $45.6 million for the nine months ended September 30, 2011 compared to $41.4 million for the same period in 2010.  This increase was primarily due to higher fuel costs and additional wages to support higher sales volumes.

Corporate costs. Corporate overhead costs increased $6.8 million, or 12.3%, to $61.9 million for the nine months ended September 30, 2011 compared to $55.1 million for the same period in 2010. This increase was due to increases in compensation expense and other general administrative expenses.

Transaction related costs.  Transaction related costs were $13.0 million for the nine months ended September 30, 2011.  These primarily consisted of a payment of $11.1 million for termination of Sponsor related obligations and other costs of $1.9 million.

Interest Expense

Interest expense increased $15.3 million, or 31.2%, to $64.5 million for the nine months ended September 30, 2011 compared to $49.2 million for the same period in 2010.  This increase included $23.2 million of expenses related to the Refinancing: $5.8 million in interest rate swap termination costs, $13.4 million of deferred financing fees related to former indebtedness, $1.6 million in original issue discount related to the Senior Toggle Notes, and $2.4 million to defease the former Senior Notes and Senior Toggle Notes.  Additionally, we recognized $4.9 million of original issue discount and deferred financing fees expense related to the $300 million pay down of debt in connection with the IPO in the nine months ended September 30, 2011.

Income Tax Expense

We recognized $53.9 million of income tax expense (or 36.3% of pre-tax income) for the nine months ended September 30, 2011 compared to $45.4 million (or 36.9% of pre-tax income) for the same period in 2010.  The 2011 income tax expense includes $2.3 million, or 1.5% of pretax income, related to non deductible costs incurred related to the IPO during the period.  Also, the nine months ended September 30, 2011 was offset by $2.6 million, or 1.8%, related to non-recurring tax credits and incentives.

Net Income

As a result of the foregoing, consolidated net income increased $16.8 million to $94.6 million for the nine months ended September 30, 2011 compared to $77.7 million for the same period in 2010.  Net income for the nine months ended September 30, 2011 includes $30.7 million of transaction related costs, net of tax effect, related to the Refinancing, IPO, the proposed Secondary Offering, and executive severance. For the nine months ended September 30, 2011, net income excluding transaction related costs related to the Refinancing, IPO, the proposed Secondary Offering, and executive severance, net of tax effect, would have been $125.3 million.

Liquidity and Capital Resources

In March 2011, Centers entered into the 2011 Senior Credit Facility, consisting of a $1.2 billion Term Loan Facility and an $80.0 million Revolving Credit Facility, and utilized the proceeds to repay all outstanding indebtedness under the 2007 Senior Credit Facility, the Senior Notes and the Senior Subordinated Notes.

At September 30, 2011, we had $146.1 million in cash and cash equivalents and $472.7 million in working capital, compared with $193.9 million in cash and cash equivalents and $484.5 million in working capital at December 31, 2010. The $11.8 million decrease in our working capital was primarily driven by a decrease in our cash which was used to repay indebtedness in connection with each of the Refinancing and the IPO, and an increase in accounts payable due to timing of payments, offset by an increase in our inventory levels due to volume.

We expect to fund our operations through internally generated cash and, if necessary, from borrowings under the Revolving Credit Facility.  At September 30, 2011, we had $71.8 million available under the Revolving Credit Facility, after giving effect to $8.2 million utilized to secure letters of credit.

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

Cash Provided by Operating Activities

Cash provided by operating activities was $146.4 million and $97.6 million for the nine months ended September 30, 2011 and 2010, respectively.  The increase was due primarily to the increase in net income of $16.8 million and an increase in accounts payable of $32.4 million due to timing of payments, offset by an increase in inventory of $31.8 million due to sales volume.

Cash Used in Investing Activities

We used cash for investing activities of $50.2 million and $21.2 million for the nine months ended September 30, 2011 and 2010, respectively.  Capital expenditures, which were primarily for new stores, improvements to our retail stores and our South Carolina manufacturing facility and corporate information systems, were $27.8 million and $21.0 million for the nine months ended September 30, 2011 and 2010, respectively.  Also, during the nine months ended September 30, 2011, we used approximately $21 million for the purchase of Lucky Vitamin.

Our capital expenditures typically consist of certain periodic updates in our company-owned stores and ongoing upgrades and improvements to our manufacturing facilities and are expected to be approximately $45 million for 2011.

Cash Used in Financing Activities

For the nine months ended September 30, 2011, we used cash of $143.1 million, primarily due to repayment of indebtedness in connection with the Refinancing and the IPO.  We borrowed $1,196.2 million under the Senior Credit Facility, and utilized a portion of the funds to repay $644.4 million under the 2007 Senior Credit Facility, $300.0 million for the redemption of the Senior Notes, and $110.0 million for the redemption of the Senior Subordinated Notes.  We received net proceeds from the IPO of $237.3 million and used these proceeds, together with cash on hand, to redeem all of the outstanding Class A Preferred Stock and repay $300.0 million of the Senior Credit Facility.  Additionally, we paid $17.4 million for fees associated with the Refinancing.  For the nine months ended September 30, 2010 we used cash of $1.1 million, primarily for a payment of $1.3 million on long-term debt, which was partially offset by an issuance of new equity for $0.2 million in connection with the exercise of outstanding stock options.

The following is a summary of our debt:

2011 Senior Credit Facility.  On March 4, 2011, Centers entered into the 2011 Senior Credit Facility, consisting of the Term Loan Facility and the Revolving Credit Facility.  The Term Loan Facility will mature in March 2018. The Revolving Credit Facility will mature in March 2016.  Interest on the 2011 Senior Credit Facility accrues at a variable rate and was 4.25% at September 30, 2011.  Interest is accrued at a rate, at our option, per annum equal to (A) the sum of (i) the greatest of (a) the prime rate (as publicly announced by JPMorgan Chase Bank, N.A. as its prime rate in effect), (b) the federal funds effective rate plus 0.50%, (c) one month Adjusted LIBO Rate plus 1.0% and, (d) 2.25% plus (ii) Applicable Margin of 2.0% or (B) the sum of (i) the greatest of (a) Adjusted LIBO Rate or (b) 1.25% plus (ii) Applicable Margin of 3.0%.  Effective on and after the first date on which quarterly financial statements are delivered to the lenders under and pursuant to the 2011 Senior Credit Facility following the first full quarter ending six months after the Closing Date,, borrowings under the Revolving Credit Facility shall have an Applicable Margin of 1.75% for ABR Loans and 2.75% Eurodollar Loans provided the Consolidated Net Senior Secured Leverage Ratio is not greater than 3.25 to 1.00 and no event of default exists.  Additionally, we are required to pay a commitment fee to the lenders under the Revolving Credit Facility in respect of unutilized revolving loan commitments at a rate of 0.5% per annum, as well as letter of credit fees of 3.0% to lenders and 0.25% to the issuing bank.  As of September 30, 2011, $8.2 million of the Revolving Credit Facility was pledged to secure letters of credit.

The 2011 Senior Credit Facility contains customary covenants, including incurrence covenants and certain other limitations on the ability of GNC Corporation, Centers, and Centers’ subsidiaries to incur additional debt, guarantee other obligations, grant liens on assets, make investments or acquisitions, dispose of assets, make optional payments or modifications of other debt instruments, pay dividends or other payments on capital stock, engage in mergers or consolidations, enter into sales and leaseback transactions, enter into arrangements that restrict our subsidiaries’ ability to pay dividends or grant liens, engage in transactions with affiliates, and change the passive holding company status of GNC Corporation.  The Revolving Credit Facility also requires that, to the extent borrowings outstanding thereunder exceed $25.0 million, Centers and its domestic subsidiaries meet a senior secured debt ratio of consolidated senior secured debt to consolidated EBITDA (as defined in the 2011 Senior Credit Facility).  Such ratio test is 4.75 to 1.00 for the period from June 30, 2011 through and including March 31, 2013, and 4.25 to 1.00 thereafter.

As of September 30, 2011, the Company believes that it is in compliance with all covenants under the 2011 Senior Credit Facility.

2007 Senior Credit Facility. The 2007 Senior Credit Facility consisted of a $675.0 million term loan facility and a $60.0 million Revolving Credit Facility. The term loan facility was scheduled to mature in September 2013. The Revolving Credit Facility was scheduled to mature in March 2012.  Interest on the 2007 Senior Credit Facility accrued at a variable rate and was 4.0% at December 31, 2010.  As of December 31, 2010, $7.9 million of the Revolving Credit Facility was pledged to secure letters of credit.  At September 30, 2011, the 2007 Senior Credit Facility had been fully repaid.

Senior Notes.  We had outstanding $300.0 million of the Senior Notes at 99% of par value.  Interest on the Senior Notes was payable semi-annually in arrears on March 15 and September 15 of each year.  Interest on the Senior Notes accrued at a variable rate and was 5.8% at December 31, 2010.  We had elected to make interest payments in cash.  At September 30, 2011, these notes had been redeemed.

Senior Subordinated Notes.  We had outstanding $110.0 million of the Senior Subordinated Notes due 2015. Interest on the Senior Subordinated Notes accrued at the rate of 10.75% per year and was payable semi-annually in arrears on March 15 and September 15 of each year.  At September 30, 2011, these notes had been redeemed.

Contractual Obligations

There are no material changes in our contractual obligations as disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

Off Balance Sheet Arrangements

As of September 30, 2011, we had no relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Recently Issued Accounting Pronouncements

In September 2011, the FASB issued updated guidance on the periodic testing of goodwill for impairment. This guidance will allow companies to assess qualitative factors to determine if it is more likely than not that goodwill will be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This new guidance is effective for us for fiscal years beginning after December 15, 2011, with early adoption permitted. We are currently evaluating this guidance, but do not expect the adoption will have a material effect on our consolidated financial statements.

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

Interest Rate Market Risk

A portion of Centers’ debt is subject to changing interest rates.  Although changes in interest rates do not impact our operating income, the changes could affect the fair value of such debt and related interest payments.  Based on our variable rate debt balance as of September 30, 2011, a 1% change in interest rates would have no impact on interest expense due to an interest rate floor that exists on the 2011 Senior Credit Facility.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act has been appropriately recorded, processed, summarized and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.  Based on such evaluation, our CEO and CFO have concluded that, as of September 30, 2011, our disclosure controls and procedures are effective at the reasonable assurance level.

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

Hydroxycut Claims. On May 1, 2009, the FDA issued a warning on several Hydroxycut-branded products manufactured by Iovate. The FDA warning was based on 23 reports of liver injuries from consumers who claimed to have used the products between 2002 and 2009. As a result, Iovate voluntarily recalled 14 Hydroxycut-branded products. Following the recall, we were named, among other defendants, in approximately 85 lawsuits related to Hydroxycut-branded products in 14 states. Iovate previously accepted our tender request for defense and indemnification under its purchasing agreement with us and, as such, Iovate has accepted our request for defense and indemnification in the Hydroxycut matters. Our ability to obtain full recovery in respect of any claims against us in connection with products manufactured by Iovate under the indemnity is dependent on Iovate’s insurance coverage, the creditworthiness of its insurer, and the absence of significant defenses by such insurer. To the extent we are not fully compensated by Iovate’s insurer, it can seek recovery directly from Iovate. Our ability to fully recover such amounts may be limited by the creditworthiness of Iovate.

During the first nine months of 2011, we were named in twenty-nine new or amended personal injury lawsuits related to Hydroxycut, generally inclusive of claims of consumer fraud, misrepresentation, strict liability and breach of warranty. None of the plaintiffs in these lawsuits asserted specific damages claims.

The following twenty-nine personal injury matters were filed or amended during the first nine months of 2011 by individuals claiming injuries from use and consumption of Hydroxycut-branded products:

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

•      Jonathan Botello, et al. v. GNC Corporation, et al., Superior Court of California, County of Los Angeles, No. BC460524  (filed April 27, 2011);

•      Nancy Chapman, et al. v. GNC Corporation, et al., Superior Court of California, County of Orange, 00472214-CU-PL-CXC (filed May 5, 2011);

•      Chris Dale, et al. v. General Nutrition Corporation, et al., Superior Court of California, County of Orange, 00472224-CXC (filed May 5, 2011);

•      Noyola v. Iovate Health Sciences U.S.A., Inc., et al., U.S. District Court, Southern District of New York, 09CV6740 (Second Amended Complaint filed April 28, 2011);

•      Jorge Delvalle v. GNC Corporation, et al., Superior Court of California, County of Orange, 30-2011-00471879-CU-PL-CXC (filed April 29, 2011);

•      Michelle Kowalski, et al. v. GNC Corporation, et al., Superior Court of California, County of Los Angeles, BC-460552 (filed April 29, 2011);

•      Jesse Lucero, et al. v. GNC Corporation, et al., Superior Court of California, County of Los Angeles, BC-460526 (filed April 29, 2011);

•      JT Sanders, et al. v. GNC Corporation, et al., Superior Court of California, County of Los Angeles, BC-460551 (filed April 29, 2011); and,

•      Sean Sebastian Waters v. GNC, Inc., et al., Superior Court of New Jersey, Atlantic County, ATL-L- 00270510 (filed June 24, 2010 (GNC added to amended complaint on May 2, 2011)), and,

•      Kerry and Nadia Donald v. Iovate Health Sciences Group, et al., Court of Common Pleas, Philadelphia County, 11-0502384 (filed May 20, 2011).

Item 1A.   Risk Factors.

Risk factors that affect our business and financial results are discussed in our quarterly report on Form 10-Q for the quarter ended June 30, 2011 and are incorporated herein by reference.

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

GNC HOLDINGS, INC.
(Registrant)

October 21, 2011	/s/ Joseph M. Fortunato
Joseph M. Fortunato
Chief Executive Officer
(Principal Executive Officer)

October 21, 2011	/s/ Michael M. Nuzzo
Michael M. Nuzzo
Chief Financial Officer
(Principal Financial Officer)