Form 10-K
period 2011-12-31
GNC HOLDINGS, INC.
filed 2012-02-27
CIK 1502034

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-35113

GNC Holdings, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE (state or other jurisdiction of Incorporation or organization)	20-8536244 (I.R.S. Employer Identification No.)
300 Sixth Avenue Pittsburgh, Pennsylvania (Address of principal executive offices)	15222 (Zip Code)

Registrant's telephone number, including area code: (412) 288-4600

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A common stock, par value $0.001 per share	New York Stock Exchange

         Securities registered pursuant to section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         As of February 15, 2012, the number of outstanding shares of Class A common stock, par value $0.001 per share (the "Class A common stock"), and the number of shares outstanding of Class B common stock, par value $0.001 per share (the "Class B common stock" and together with the Class A common stock, the "common stock"), of GNC Holdings, Inc. were 103,832,767 shares and 2,060,178 shares, respectively.

FORWARD LOOKING STATEMENTS

        This Annual Report on Form 10-K (this "Annual Report") contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations and business. Forward-looking statements include statements that may relate to our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs and other information that is not historical information. Discussions containing such forward-looking statements may be found in Items 1, 2, 3, 7 and 7A hereof, as well as within this report generally. Forward-looking statements can often be identified by the use of terminology such as "subject to," "believe," "anticipate," "plan," "expect," "intend," "estimate," "project," "may," "will," "should," "would," "could," "can," the negatives thereof, variations thereon and similar expressions, or by discussions of strategy.

        All forward-looking statements, including, without limitation, our examination of historical operating trends, are based upon our current expectations and various assumptions. We believe there is a reasonable basis for our expectations and beliefs, but they are inherently uncertain. We may not realize our expectations and our beliefs may not prove correct. Actual results could differ materially from those described or implied by such forward-looking statements. The following uncertainties and factors, among others (including those set forth under "Risk Factors"), could affect future performance and cause actual results to differ materially from those matters expressed in or implied by forward-looking statements:

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

  •
  costs of compliance and our failure to comply with new and existing governmental regulations including, but not limited to, tax regulations;

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

        Throughout this Annual Report, we use market data and industry forecasts and projections that were obtained from surveys and studies conducted by third parties, including the Nutrition Business Journal, and from publicly available industry and general publications. Although we believe that the sources are reliable, and that the information contained in such surveys and studies conducted by third parties is accurate and reliable, we have not independently verified the information contained therein. We note that estimates, in particular as they relate to general expectations concerning our industry, involve risks and uncertainties and are subject to change based on various factors, including those discussed under the heading "Risk Factors" in this Annual Report.

PART I

Item 1.    BUSINESS.

        GNC Holdings, Inc. ("Holdings") is headquartered in Pittsburgh, Pennsylvania and the Class A common stock trades on the New York Stock Exchange (the "NYSE") under the symbol "GNC." Based on our worldwide network of more than 7,600 locations and our online channels, we believe we are the leading global specialty retailer of health and wellness products, including vitamins, minerals and herbal supplement products ("VMHS"), sports nutrition products and diet products. Our diversified, multi-channel business model derives revenue from product sales through company-owned domestic retail stores, domestic and international franchise activities, third-party contract manufacturing, e-commerce and corporate partnerships. We believe that the strength of our GNC brand, which is distinctively associated with health and wellness, combined with our stores and online channels, give us broad access to consumers and uniquely position us to benefit from the favorable trends driving growth in the nutritional supplements industry and the broader health and wellness sector. Our broad and deep product mix, which is focused on high-margin, premium, value-added nutritional products, is sold under our GNC proprietary brands, including Mega Men®, Ultra Mega®, GNC Total Lean, Pro Performance® and Pro Performance® AMP, and under nationally recognized third-party brands.

        Based on the information we compiled from the public securities filings of our primary competitors, our network of domestic retail locations is approximately eleven times larger than the next largest U.S. specialty retailer of nutritional supplements and provides a leading platform for our vendors to distribute their products to their target consumers. Our close relationships with our vendor partners have enabled us to negotiate first-to-market opportunities. In addition, our in-house product development capabilities enable us to offer our customers proprietary merchandise that can only be purchased through our locations or through GNC.com. Since the nutritional supplement consumer often requires knowledgeable customer service, we also differentiate ourselves from mass and drug retailers with our well-trained sales associates who are aided by in-store technology. We believe that our expansive retail network, differentiated merchandise offering and quality customer service result in a unique shopping experience that is distinct from that of our competitors.

        Our principal executive office is located at 300 Sixth Avenue, Pittsburgh, Pennsylvania 15222, and our telephone number is (412) 288-4600. We maintain and make available on GNC.com, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports as soon as reasonably practical after we electronically file or furnish them to the U.S. Securities and Exchange Commission (the "SEC").

        In this Annual Report, unless the context requires otherwise, references to "we," "us," "our," "Company" or "GNC" refer collectively to Holdings and its subsidiaries.

Corporate History

        Our business was founded in 1935 by David Shakarian who opened our first health food store in Pittsburgh, Pennsylvania. Since that time, the number of stores has continued to grow, and we began producing our own vitamin and mineral supplements as well as foods, beverages and cosmetics.

        Together with our wholly owned subsidiary GNC Acquisition Inc. ("GNC Acquisition"), we entered into an Agreement and Plan of Merger (the "Merger Agreement") with GNC Parent Corporation on February 8, 2007. Pursuant to the Merger Agreement, and on March 16, 2007, GNC Acquisition was merged with and into GNC Parent Corporation, with GNC Parent Corporation as the surviving corporation and our direct wholly owned subsidiary (the "Merger"). As a result of the Merger, Holdings became the sole equity holder of GNC Parent Corporation and the indirect parent company of GNC Corporation and our operating subsidiary, General Nutrition Centers, Inc. ("Centers").

        On April 6, 2011, we completed an initial public offering (the "IPO") pursuant to which 25.875 million shares of Class A common stock were sold at a price of $16.00 per share. Holdings issued and sold 16 million shares and certain of Holdings' stockholders sold 9.875 million shares in the IPO. During the fourth quarter of 2011, we completed a secondary offering (the "Secondary Offering") pursuant to which certain of Holdings' stockholders sold 23.0 million shares of Class A common stock at a price of $24.75 per share.

        Holdings is a holding company and all of its operations are conducted through its operating subsidiaries.

Our Growth Strategy

        We plan to execute several strategies in the future to promote growth in revenue and operating income, and capture market share, including:

  •
  Growing company-owned domestic retail earnings.  We believe growth in our domestic retail business will be supported by continued same store sales growth and positive operating leverage. Our existing store base and the supporting infrastructure enable us to convert a high percentage of our incremental sales volume into operating income, providing the opportunity to further expand our company-owned retail operating income margin.

  •
  Growing company-owned domestic retail square footage.  We believe that (i) the expansion of our store base will allow us to increase our market share and our appeal to a wider range of consumers as we enter new markets and grow within existing markets, and (ii) the U.S. market can support a significant number of additional GNC stores.

  •
  Growing our international footprint.  Our international business has been a key driver of growth in recent years. We expect to continue capitalizing on international revenue growth opportunities through additions of franchise stores in existing markets, expansion into new high growth markets and the growth of product distribution in both existing and new markets.

  •
  Expanding our e-commerce business.  We believe GNC.com is well-positioned to continue capturing market share online, which represents one of the fastest growing channels of distribution in the U.S. nutritional supplements industry. We intend to continue to capitalize on the growth of GNC.com and may explore opportunities to acquire additional web banners to expand our online market share, as with our acquisition of LuckyVitamin.com.

  •
  Further leveraging of the GNC brand.  As with our Rite Aid, Sam's Club and PetSmart partnerships, we believe we have the opportunity to create additional streams of revenue and grow our customer base by leveraging the GNC brand through corporate partnerships outside of our existing distribution channels.

Competitive Strengths

        We believe we are well-positioned to capitalize on favorable industry trends as a result of the following competitive strengths:

  •
  Highly-valued and iconic brand.  We believe our broad portfolio of proprietary products, which are available in our locations or on GNC.com, advances GNC's brand presence and our general reputation as a leading retailer of health and wellness products. We recently modernized the GNC brand in an effort to further advance its positioning. We have launched enhanced advertising campaigns, in-store signage and product packaging with a focus on engaging our customers, building the brand and reinforcing GNC's credibility with consumers.

  •
  Attractive, loyal customer base.  Our large customer base includes approximately 4.9 million active Gold Card members in the United States and Canada who account for over 50% of company-owned retail sales and spend on average two times more than other GNC customers. We believe that our customer base is attractive as our shoppers tend to be gender balanced, relatively young, well-educated and affluent. Recent surveys, commissioned by us, reflect a high satisfaction rate among our shoppers with respect to selection, product innovation, quality and overall experience.

  •
  Commanding market position in an attractive and growing industry.  Based on our broad global footprint of more than 7,600 locations in the United States and 53 international countries (including distribution centers where retail sales are made), and on GNC.com, we believe we are the leading global specialty retailer of health and wellness products within a fragmented industry. With a presence in all 50 states and the District of Columbia, our domestic retail network is approximately eleven times larger than the next largest U.S. specialty retailer of nutritional supplements, based on the information we compiled from the public securities filings of our primary competitors.

  •
  Unique product offerings and robust innovation capabilities.  Product innovation is critical to our growth, brand image superiority and competitive advantage. We have internal product development teams located in our corporate headquarters in Pittsburgh, Pennsylvania and our manufacturing facility in Greenville, South Carolina, which collaborate on the development and formulation of proprietary nutritional supplements with a focus on high growth categories. We seek to maintain the pace of GNC's proprietary product innovation to stay ahead of our competitors and provide consumers with unique reasons to shop at our stores. Our in-house product development teams and vertically integrated infrastructure enable us to quickly take a concept for a new product from the idea stage, to product development, to testing and trials and ultimately to the shelf to be sold to our customers.

  •
  Diversified business model.  Our multi-channel approach is unlike many other specialty retailers as we derive revenues across a number of distribution channels in multiple geographies, including retail sales from company-owned retail stores (including 136 stores on U.S. military bases), retail sales from GNC.com, royalties, wholesale sales and fees from both domestic and international franchisees, revenue from third-party contract manufacturing, wholesale revenue and fees from our Rite Aid store-within-a-store locations, and wholesale revenues from Sam's Club and PetSmart. Our business is further diversified by our broad merchandise assortment. Our retail stores generally offer over 1,800 SKUs across multiple product categories.

  •
  Vertically integrated operations that underpin our business strategy.  To support our company-owned and franchise store bases, we have developed sophisticated manufacturing, warehousing and distribution facilities. These consist of a manufacturing facility in Greenville, South Carolina, distribution facilities in Leetsdale, Pennsylvania, Anderson, South Carolina, and Phoenix, Arizona, and a transportation fleet of over 100 delivery trucks and trailers. Our vertically integrated business model allows us to control the production and timing of new product introductions, control costs, maintain high standards of product quality, monitor delivery times, manage inventory levels and enhance profitability.

  •
  Differentiated service model that fosters a "selling" culture and an exceptional customer experience. We believe we distinguish ourselves from mass and drug retailers with our well-trained sales associates, who offer educated service and trusted advice. We invest considerable capital and human resources in providing comprehensive associate training. We believe that our expansive retail network, differentiated merchandise offering and high- quality customer service result in a unique shopping experience.

  •
  World-class management team with a proven track record.  Our highly experienced and talented management team has a unique combination of leadership and experience across the retail industry. Our team has successfully executed on key growth initiatives while effectively managing the business in a difficult economic environment.

Business Overview

        The following charts illustrate the percentage of our net revenue generated by our three segments and the percentage of our net U.S. retail nutritional supplements revenue generated by our product categories for the year ended December 31, 2011:

Revenue by Segment

U.S. Retail Revenue by Product*

*
includes domestic retail and GNC.com

        In 2011, we did not have a material concentration of sales from any single product or product line.

Segments

        We generate revenues from our three segments, Retail, Franchise and Manufacturing/Wholesale. The following chart outlines our segments and the historical contribution to our consolidated revenues by those segments, after intercompany eliminations. For a description of operating income (loss) by segment, our total assets by segment, total revenues by geographic area, and total assets by geographic area, see Note 16, "Segments," to our audited consolidated financial statements included in this Annual Report.

	Year ended December 31,
	2011		2010		2009
	(dollars in millions)
Retail	$1,518.5	73.3%	$1,344.4	73.8%	$1,256.3	73.6%
Franchise	334.8	16.1%	293.6	16.1%	264.2	15.5%
Manufacturing/Wholesale (Third Party)	218.9	10.6%	184.2	10.1%	186.5	10.9%

Total	$2,072.2	100.0%	$1,822.2	100.0%	$1,707.0	100.0%

        Although we believe that our retail and franchise businesses are not seasonal in nature, historically we have experienced, and expect to continue to experience, a variation in our net sales and operating results from quarter to quarter.

Retail

        Our Retail segment generates revenues primarily from sales of products to customers at our company-owned stores in the United States, Canada and Puerto Rico and through our websites, GNC.com and LuckyVitamin.com.

  Locations

        As of December 31, 2011, we operated 3,046 company-owned stores across all 50 states and in the District of Columbia and in Canada and Puerto Rico. Most of our U.S. company owned stores are between 1,000 and 2,000 square feet and are located primarily in shopping malls and strip shopping centers. Traditional shopping mall and strip shopping center locations generate a large percentage of our total retail sales. With the exception of our downtown stores, virtually all of our company-owned stores follow one of two consistent formats, one for mall locations and one for strip shopping center locations.

        We periodically redesign our store graphics to better identify with our GNC customers and provide product information to allow these customers to make educated decisions regarding product purchases and usage. Our product labeling is consistent within our product lines and the stores are designed to present a unified approach to packaging with emphasis on added information for the customer. As an ongoing practice, we continue to reset and upgrade all of our company-owned stores to maintain a more modern and customer-friendly layout, while promoting our GNC Live Well® theme.

  Websites

        Our website, GNC.com, which we re-launched in 2009, has become an increasingly significant part of our business. Some of the products offered on our website may not be available at our retail locations, enabling us to broaden the assortment of products available to our customers. The ability to purchase our products through the internet also offers a convenient method for repeat customers to evaluate and purchase new and existing products. This additional sales channel has enabled us to market and sell our products in regions where we have limited or no retail operations. Internet purchases are fulfilled and shipped directly from our distribution centers to our consumers using a third-party courier service. To date, we believe that most of the sales generated by our website are incremental to the revenues from our retail locations.

        In August 2011, we acquired S&G Properties, LLC d/b/a LuckyVitamin.com and What's the Big Deal?, Inc. d/b/a Gary's "World of Wellness" (collectively referred to as "LuckyVitamin.com"), an online retailer of health and wellness products.

Franchise

        Our Franchise segment is comprised of our domestic and international franchise operations, and generates revenues from franchise activities primarily through product sales to franchisees, royalties on franchise retail sales and franchise fees.

        As of December 31, 2011, there were 2,514 franchise stores operating, including 924 stores in the United States and 1,590 international franchise stores operating in 53 international countries (including distribution centers where retail sales are made). Our franchise stores in the United States are typically between 1,000 and 2,000 square feet, and approximately 90% are located in strip mall centers. The international franchise stores are typically smaller and, depending upon the country and cultural preferences, are located in mall, strip center, street or store-within-a-store locations. In addition, some international franchisees sell on the internet in their respective countries. Typically, our international stores have a store format and signage similar to our U.S. franchise stores. We believe that our franchise program enhances our brand awareness and market presence and will enable us to continue to expand our store base internationally with limited capital expenditures. We believe we have good relationships with our franchisees, as evidenced by our domestic franchisee renewal rate of 92% between 2006 and 2011. We do not rely heavily on any single franchise operator in the United States, since the largest franchisee owns and/or operates 12 store locations.

        All of our franchise stores in the United States offer both our proprietary products and third-party products, with a product selection similar to that of our company-owned stores. Our international franchise stores are offered a more limited product selection than our franchise stores in the United States with the product selection heavily weighted toward proprietary products.

  Franchises in the United States

        Revenues from our franchisees in the United States accounted for approximately 62% of our total franchise revenues for the year ended December 31, 2011. New franchisees in the United States are generally required to pay an initial fee of $40,000 for a franchise license. Existing GNC franchise operators may purchase an additional franchise license for a $30,000 fee. We typically offer limited financing to qualified franchisees in the United States for terms of up to five years. Once a store begins operations, franchisees are required to pay us a continuing royalty of 6% of sales and contribute 3% of sales to a national advertising fund. Our standard franchise agreements for the United States are effective for an initial ten-year period with two five-year renewal options. At the end of the initial term and each of the renewal periods, the renewal fee is generally 33% of the franchisee fee that is then in effect. The franchisee renewal option is generally at our election. Franchisees must meet certain conditions to exercise the franchisee renewal option. Our franchisees in the United States receive limited geographical exclusivity and are required to utilize the standard GNC store format.

        Generally, we enter into a five-year lease with one five-year renewal option with landlords for our franchise locations in the United States. This allows us to secure locations at more cost-effective rates, which we sublease to our franchisees at cost. Franchisees must meet certain minimum standards and duties prescribed by our franchise operations manual, and we conduct periodic field visit reports to ensure our minimum standards are maintained. If a franchisee does not meet specified performance and appearance criteria, we are permitted to terminate the franchise agreement. In these situations, we may take possession of the location, inventory and equipment, and operate the store as a company-owned store or re-franchise the location. In 2011, we terminated four franchise agreements, all of which were converted into company-owned stores.

  International Franchises

        Revenues from our international franchisees accounted for approximately 38% of our total franchise revenues for the year ended December 31, 2011. In 2011, new international franchisees were required to pay an initial fee of approximately $25,000 for a franchise license for each full size store and continuing royalty fees that vary depending on the country and the store type. Our international franchise program has enabled us to expand into international markets with limited capital expenditures. We expanded our international presence from 961 international franchise locations at the end of 2006 to 1,590 international locations (including distribution centers where retail sales are made) as of December 31, 2011. We typically generate less revenue from franchises outside the United States due to lower international royalty rates and the franchisees purchasing a smaller percentage of products from us compared to our domestic franchisees.

        We enter into development agreements with international franchisees for either full-size stores, store-within-a-store locations, wholesale distribution center operations or internet distribution rights. The development agreement grants the franchisee the right to develop a specific number of stores in a territory, often the entire country. The franchisee then enters into a franchise agreement for each location. The full-size store franchise agreement has an initial ten-year term with two five-year renewal options. At the end of the initial term and renewal periods, the franchisee typically has the option to renew the agreement at 33% of the franchise fee that is then in effect. Franchise agreements for international store-within-a-store locations have an initial term of five years, with two five-year renewal options. At the end of the initial term and each of the renewal periods, the franchisee has the option to renew the agreement for up to a maximum of 50% of the franchise fee that is then in effect. Our international franchisees often receive exclusive franchising rights to the entire country franchise, excluding U.S. military bases. Our international franchisees must meet minimum standards and duties similar to our U.S. franchisees.

Manufacturing/Wholesale

        Our Manufacturing/Wholesale segment is comprised of our manufacturing operations in South Carolina and our wholesale sales business. This segment supplies our Retail and Franchise segments as well as various third parties with finished products. Our Manufacturing/Wholesale segment generates revenues through sales of manufactured products to third parties, and the sale of our proprietary and third-party brand products to Rite Aid, Sam's Club, PetSmart and www.drugstore.com. Our wholesale operations are supported primarily by our Anderson, South Carolina distribution center.

  Manufacturing

        Our sophisticated manufacturing and warehousing facilities provide finished products to our Retail and Franchise segments and enable us to control the production and distribution of our proprietary products, better control costs, protect product quality, monitor delivery times and maintain appropriate inventory levels. Our unique combination of in-house development of products, vertically integrated infrastructure and innovation capabilities support our business strategy and enable the rapid development of proprietary products.

        We operate two main manufacturing facilities in the United States: one in Greenville, South Carolina and one in Anderson, South Carolina. We utilize our plants primarily for the production of proprietary products. Our manufacturing operations are designed to ensure low-cost production of a variety of products of different quantities, sizes and packaging configurations while maintaining strict levels of quality control. Our manufacturing procedures are designed to promote consistency and quality in our finished goods. We conduct sample testing on raw materials and finished products, including weight, purity and micro bacterial testing. Our manufacturing facilities also service our wholesale operations, including the manufacture and supply of our proprietary and third-party brand products to Rite Aid, Sam's Club, PetSmart and www.drugstore.com. We use our available capacity at these facilities to produce products for sale to third-party customers.

        The principal raw materials used in the manufacturing process are natural and synthetic vitamins, herbs, minerals and gelatin. We maintain multiple sources for the majority of our raw materials, with the remaining being single-sourced due to the uniqueness of the material. In 2011, no one vendor supplied more than 10% of our raw materials. Our distribution fleet delivers raw materials and components to our manufacturing facilities and also delivers our finished goods and third-party products to our distribution centers.

  Wholesale

        Franchise Store-Within-a-Store Locations.    To increase brand awareness and promote access to customers who may not frequent specialty nutrition stores, we entered into a strategic alliance with Rite Aid in December 1998 to open GNC franchise store-within-a-store locations. As of December 31, 2011, we had 2,125 Rite Aid store-within-a-store locations. Through this strategic alliance, we generate revenues from sales to Rite Aid of our products at wholesale prices, the manufacture of Rite Aid private label products, retail sales of certain consigned inventory and license fees. We are Rite Aid's sole supplier for the PharmAssure vitamin brand and a number of Rite Aid private label supplements. In May 2007, we extended our alliance with Rite Aid through 2014 with a five year option. At December 31, 2011, Rite Aid had opened 975 of an additional 1,125 stores that Rite Aid has committed to open by December 31, 2014.

Products

        We offer a wide range of high-quality nutritional supplements sold under our GNC proprietary brand names, including Mega Men®, Ultra Mega®, GNC Total Lean, Pro Performance® and Pro Performance® AMP and under nationally recognized third-party brand names. We report our sales in four major nutritional supplement categories: VMHS, sports nutrition, diet and other wellness. In addition, our retail sales offer an extensive mix of brands, including over 1,800 SKUs across multiple categories and products. Through our online channels, GNC.com and LuckyVitamin.com, we offer additional SKUs to online customers. This variety is designed to provide our customers with a vast selection of products to fit their specific needs and to generate a high number of transactions with purchases from multiple product categories. Sales of our proprietary brands at our company-owned stores represented approximately 56% of our net retail product revenues for the years ended 2011, 2010 and 2009. We have arrangements with our vendors to provide third-party products on an as needed basis. We are not dependent on any one vendor for a material amount of our third-party products.

        Consumers may purchase a GNC Gold Card in any U.S. GNC store or at GNC.com for $15.00. A Gold Card allows a consumer to save 20% on all store and online purchases on the day the card is purchased and during the first seven days of every month for a year. Gold Card members also receive personalized mailings and e-mails with product news, nutritional information, and exclusive offers.

        Products are delivered to our retail stores through our distribution centers located in Leetsdale, Pennsylvania, Anderson, South Carolina and Phoenix, Arizona. Our distribution centers support our company-owned stores as well as franchise stores and Rite Aid locations. Our distribution fleet delivers our finished goods and third-party products through our distribution centers to our company-owned and domestic franchise stores on a weekly or biweekly basis depending on the sales volume of the store. LuckyVitamin.com is supported by a new, separate distribution center in Leetsdale, Pennsylvania that began operating in December 2011. Each of our distribution centers has a quality control department that monitors products received from our vendors to ensure they meet our quality standards.

        Based on data collected from our point of sales systems in our GNC stores and from GNC.com, below is a comparison of our company-owned domestic retail product sales by major product category, and the percentages of our company-owned domestic retail product sales for the years shown:

	December 31,
U.S Retail Product Categories:	2011		2010		2009
	($ in millions)
VMHS	$542.6	38.7%	$496.1	39.9%	$496.4	42.7%
Sports Nutrition Products	621.8	44.3%	531.3	42.7%	443.4	38.2%
Diet Products	139.6	9.9%	122.3	9.8%	128.0	11.0%
Other Wellness Products	99.7	7.1%	93.5	7.6%	94.3	8.1%

Total U.S. Retail revenues	$1,403.7	100.0%	$1,243.2	100.0%	$1,162.1	100.0%

        The data above represents the revenue reported for the domestic portion of our retail segment, and excludes additional revenue, primarily wholesale sales revenue to our military commissary locations, revenue from LuckyVitamin.com, which is not on our point of sales system, and certain revenue adjustments that are recorded to ensure conformity with generally accepted accounting principles in the United States, including deferral of our Gold Card revenue to match the twelve month discount period of the card, and a reserve for customer returns. These excluded amounts were $16.7 million for 2011 (including $14.5 million related to LuckyVitamin.com), $6.5 million for 2010 and $5.7 million for 2009. These items are recurring in nature, and we expect to record similar adjustments in the future.

  VMHS

        We sell vitamins and minerals in single vitamin and multi vitamin form and in different potency levels. Our vitamin and mineral products are available in liquid, tablets, soft gelatin, hard-shell capsules and powder forms, and are available in traditional bottle packaging form or in customized daily packet form ("Vitapak®"). Many of our special vitamin and mineral formulations, such as Mega Men®, Ultra Mega® and Triple Strength Fish Oil are available at GNC locations and on GNC.com. In addition to our selection of VMHS products with unique formulations, we also offer the full range of standard "alphabet" vitamins. We sell herbal supplements in various solid dosage and soft gelatin capsules, tea and liquid forms. We have consolidated our traditional herbal offerings under a single umbrella brand, Herbal Plus®. In addition to the Herbal Plus® line, we offer a full line of whole food-based supplements and herb and natural remedy products.

        We also offer a variety of specialty products in our GNC and Preventive Nutrition® product lines. These products emphasize third-party research and literature regarding the positive benefits from certain ingredients. These offerings include products designed to provide nutritional support to specific areas of the body, such as joints, the heart and blood vessels and the digestive system. Overall, GNC-branded proprietary products constituted approximately 82% of our VMHS sales in 2011.

  Sports Nutrition Products

        Sports nutrition products are designed to be taken in conjunction with an exercise and fitness regimen. We typically offer a broad selection of sports nutrition products, such as protein and weight gain powders, sports drinks, sports bars and high potency vitamin formulations, including GNC brands such as Pro Performance®, Pro Performance® AMP and Beyond Raw®, and popular third-party products. Our GNC-branded proprietary products, including Pro Performance® branded products, represented approximately 37% of our sports nutrition product sales in 2011, and are available only at our locations, select wholesale partner locations and on GNC.com. With a broad array of products and our vast retail footprint, we believe we are recognized as one of the leading retailers of sports nutrition products.

  Diet Products

        Our wide variety of diet products consist of various formulas designed to supplement the diet and exercise plans of weight conscious consumers. We typically offer a variety of diet products, including pills, meal replacements, shakes, diet bars, energy tablets and cleansing products. Our retail stores offer our proprietary and third-party brand products suitable for different diet and weight management approaches, including products designed to increase thermogenesis (a change in the body's metabolic rate measured in terms of calories) and metabolism. The diet category is cyclical with new products generating short-term sales growth before generally declining over time, making sales trends within this category less predictable than in our other product categories. We derive the majority of our diet sales from third-party products. Our GNC proprietary line, Total Lean™, is more focused on meal replacement and represents a more stable line of business. Over time, we have reduced our exposure to the diet category. In 2011, company-owned retail sales from diet products accounted for approximately 10% of sales, down significantly from 27% of sales in 2001. Overall, we estimate that GNC-branded proprietary products constituted approximately 31% of our diet product sales in 2011.

  Other Wellness Products

        Other wellness products represent a comprehensive category that consists of sales of our Gold Card preferred membership and sales of other nonsupplement products, including cosmetics, food items, health management products, books, DVDs and equipment.

  Product Development

        We believe that introduction of innovative, high quality, clinically proven, superior performing products is a key driver of our business. Customers widely credit us as being a leader in offering premium health products and rate the availability of a wide variety of products as one of our biggest strengths. We identify shifting consumer trends through market research and through interactions with our customers and leading industry vendors to assist in the development, manufacturing and marketing of our new products. Our dedicated innovation team independently drives the development of proprietary products by collaborating with vendors to provide raw materials, clinical and product development for proprietary GNC-branded products. Average development time for products is four to seven months, or six to 18 months when development involves clinical trials. We also work with our vendors to ensure a steady flow of third-party products with preferred distribution rights are made available to us for a limited period of time. In 2011, we targeted our product development efforts on specialty vitamins, women's nutrition, sports nutrition and condition specific products, resulting in the introduction of the GNC Total LeanTM, Sport Vitapaks and Beyond Raw®. In 2011, we estimate that GNC-branded products generated more than $975 million of retail sales across company-owned retail, domestic franchise locations, GNC.com and Rite Aid store-within-a-store locations.

  Research and Development

        We have an internal research and development group that performs scientific research on potential new products and enhancements to existing products, in part to assist our product development team in creating new products, and in part to support claims that may be made as to the purpose and function of the product.

Employees

        As of December 31, 2011, we had approximately 5,800 full-time and 8,000 part-time employees, of whom approximately 11,000 were employed in the domestic portion of our Retail segment, 40 were employed in our Franchise segment, 1,550 were employed in our Manufacturing/Wholesale segment, 525 were employed in corporate support functions, 750 were employed in Canada and 75 were employed at

LuckyVitamin.com. None of our employees belongs to a union or is a party to any collective bargaining or similar agreement. We consider our relationship with our employees to be good.

Competition

        The U.S. nutritional supplements retail industry is a large, highly fragmented and growing industry, with no single industry participant accounting for a majority of total industry retail sales. Competition is based on price, quality and assortment of products, customer service, marketing support and availability of new products. In addition, the market is highly sensitive to the introduction of new products.

        We compete with both publicly and privately owned companies, which are highly fragmented in terms of geographical market coverage and product categories. We also compete with other specialty retailers, supermarkets, drugstores, mass merchants, multi-level marketing organizations, mail-order companies, other internet sites and a variety of other smaller participants. We believe that the market is highly sensitive to the introduction of new products. In the United States, many of our competitors have national brands that are heavily advertised and are manufactured by large pharmaceutical and food companies and other retailers. Most supermarkets, drugstores and mass merchants have narrow product offerings limited primarily to simple vitamins, herbs and popular third-party diet products. Our international competitors also include large international pharmacy chains and major international supermarket chains, as well as other large U.S.-based companies with international operations. Our wholesale and manufacturing operations compete with other wholesalers and manufacturers of third-party nutritional supplements.

Trademarks and Other Intellectual Property

        We believe trademark protection is particularly important to the maintenance of the recognized brand names under which we market our products. We own or have rights to material trademarks or trade names that we use in conjunction with the sale of our products, including the GNC brand name. We also rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position. We protect our intellectual property rights through a variety of methods, including trademark, patent and trade secret laws, as well as confidentiality agreements and proprietary information agreements with vendors, employees, consultants and others who have access to our proprietary information. Protection of our intellectual property often affords us the opportunity to enhance our position in the marketplace by precluding our competitors from using or otherwise exploiting our technology and brands. We are also a party to several intellectual property license agreements relating to certain of our products. The duration of our trademark registrations is generally 10, 15 or 20 years, depending on the country in which the marks are registered, and the registrations can be renewed by us. The scope and duration of our intellectual property protection varies throughout the world by jurisdiction and by individual product.

Insurance and Risk Management

        We purchase insurance to cover standard risks in the nutritional supplements industry, including policies to cover general products liability, workers' compensation, auto liability and other casualty and property risks. Our insurance rates are dependent upon our safety record as well as trends in the insurance industry. We also maintain workers' compensation insurance and auto insurance policies that are retrospective in that the cost per year will vary depending on the frequency and severity of claims in the policy year.

        We face an inherent risk of exposure to product liability claims in the event that, among other things, the use of products sold by us results in injury. With respect to product liability coverage, we carry insurance coverage typical of our industry and product lines. Our coverage involves self-insured retentions with primary and excess liability coverage above the retention amount. We have the ability to refer claims to most of our vendors and their insurers to pay the costs associated with any claims arising from such vendors' products. In most cases, our insurance covers such claims that are not adequately covered by a vendor's insurance and provides for excess secondary coverage above the limits provided by our product vendors.

        We self-insure certain property and casualty risks due to our analysis of the risk, the frequency and severity of a loss and the cost of insurance for the risk. We believe that the amount of self-insurance is not significant and will not have an adverse impact on our performance. In addition, we may from time to time self-insure liability with respect to specific ingredients in products that we may sell.

Government Regulation

Product Regulation

  Domestic

        The processing, formulation, safety, manufacturing, packaging, labeling, advertising and distribution of our products are subject to regulation by one or more federal agencies, including the Federal Drug Administration (the "FDA"), the Federal Trade Commission (the "FTC"), the Consumer Product Safety Commission (the "CPSC"), the United States Department of Agriculture (the "USDA") and the Environmental Protection Agency (the "EPA"), and by various agencies of the states and localities in which our products are sold.

        The Dietary Supplement Health and Education Act of 1994 ("DSHEA") amended the Federal Food, Drug, and Cosmetic Act (the "FDC Act") to establish a new framework governing the composition, safety, labeling, manufacturing and marketing of dietary supplements. Generally, under the FDC Act, dietary ingredients that were marketed in the United States prior to October 15, 1994 may be used in dietary supplements without notifying the FDA. "New" dietary ingredients (i.e., dietary ingredients that were "not marketed in the United States before October 15, 1994") must be the subject of a new dietary ingredient notification submitted to the FDA unless the ingredient has been "present in the food supply as an article used for food" without being "chemically altered." A new dietary ingredient notification must provide the FDA evidence of a "history of use or other evidence of safety" establishing that use of the dietary ingredient "will reasonably be expected to be safe." A new dietary ingredient notification must be submitted to the FDA at least 75 days before the initial marketing of the new dietary ingredient. The FDA may determine that a new dietary ingredient notification does not provide an adequate basis to conclude that a dietary ingredient is reasonably expected to be safe. Such a determination could prevent the marketing of such dietary ingredient. The FDA recently issued draft guidance governing the notification of new dietary ingredients. Although FDA guidance is not mandatory, and companies are free to use an alternative approach if the approach satisfies the requirements of applicable laws and regulations, FDA guidance is a strong indication of the FDA's "current thinking" on the topic discussed in the guidance, including its position on enforcement. At this time, it is difficult to determine whether the draft guidance, if finalized, would have a material impact on our operations. However, if the FDA were to enforce the applicable statutes and regulations in accordance with the draft guidance as written, such enforcement could require us to incur additional expenses, which could be significant, and negatively impact our business in several ways, including, but not limited to, enjoining the manufacturing of our products until the FDA determines that we are in compliance and can resume manufacturing, increasing our liability and reducing our growth prospects.

        The Dietary Supplement Labeling Act of 2011, which was introduced in July 2011 (S1310), would amend the FDC Act to, among other things, (i) require dietary supplement manufacturers to register the dietary supplements that they manufacture with the FDA (and provide a list of the ingredients in and copies of the labels and labeling of the supplements), (ii) mandate the FDA and the Institute of Medicine to identify dietary ingredients that cause potentially serious adverse effects and (iii) require warning statements for dietary supplements containing potentially unsafe ingredients. If the bill is reintroduced and enacted, it could restrict the number of dietary supplements available for sale, increase our costs, liabilities and potential penalties associated with manufacturing and selling dietary supplements, and reduce our growth prospects.

        The Dietary Supplement Safety Act (S 3002), introduced in February 2010, would repeal the provision of DSHEA that permits the sale of all dietary ingredients sold in dietary supplements marketed in the United States prior to October 15, 1994, and instead permit the sale of only those dietary ingredients included on a list of Accepted Dietary Ingredients to be issued and maintained by the FDA. The bill also would allow the FDA to: impose a fine of twice the gross profits earned by a distributor on sales of any dietary supplement found to violate the law; require a distributor to submit a yearly report on all non-serious Adverse Event Reports ("AERs") received during the year to the FDA; and allow the FDA to recall any dietary supplement it determines with "a reasonable probability" would cause serious adverse health consequences or is adulterated or misbranded. The bill also would require any dietary supplement distributor to register with the FDA and submit a list of the ingredients in and copies of the labels of its dietary supplements to the FDA and thereafter update such disclosures yearly and submit any new dietary supplement product labels to the FDA before marketing any dietary supplement product. If this bill is reintroduced and enacted, it could severely restrict the number of dietary supplements available for sale and increase our costs and potential penalties associated with selling dietary supplements.

        The FDA or other agencies could take actions against products or product ingredients that in its determination present an unreasonable health risk to consumers that would make it illegal for us to sell such products. In addition, the FDA could issue consumer warnings with respect to the products or ingredients in such products that are sold in our stores. Such actions or warnings could be based on information received through FDC Act-mandated reporting of serious adverse events. For example, the FDC Act requires that reports of serious adverse events be submitted to the FDA, and based in part on such reports, in May 2009, the FDA warned consumers to stop using Hydroxycut diet products, which are produced by Iovate Health Sciences, Inc. ("Iovate") and were sold in our stores. Iovate issued a voluntary recall, with which we fully complied. Sales of the recalled Hydroxycut products amounted to approximately $57.8 million, or 4.7% of our retail sales in 2008, and $18.8 million, or 4.2% of our retail sales in the first four months of 2009. Through December 31, 2011, we estimate that we had refunded approximately $3.5 million to our retail customers and approximately $1.6 million to our wholesale customers for Hydroxycut product returns.

        As is common in our industry, we rely on our third-party vendors to ensure that the products they manufacture and sell to us comply with all applicable regulatory and legislative requirements. In general, we seek representations and warranties, indemnification and/or insurance from our vendors. However, even with adequate insurance and indemnification, any claims of non-compliance could significantly damage our reputation and consumer confidence in our products. In addition, the failure of such products to comply with applicable regulatory and legislative requirements could prevent us from marketing the products or require us to recall or remove such products from the market, which in certain cases could materially and adversely affect our business, financial condition and results of operations. For example, we sell products manufactured by third parties that contain DMAA (as defined below). Although we have received representations from our third-party vendors that these products comply with applicable regulatory and legislative requirements, recent media articles have suggested that DMAA may not comply with the FDC Act. In December 2011, the U.S. military asked us to temporarily remove products containing DMAA from our stores on its bases pending the outcome of a precautionary review. That review is still pending. If it is determined that DMAA does not comply with applicable regulatory and legislative requirements, we could be required to recall or remove from the market all products containing DMAA and we could become subject to lawsuits related to any alleged non-compliance, any of which could materially and adversely affect our business, financial condition and results of operations. In the past, we have attempted to offset any losses related to recalls and removals with reformulated or alternative products; however, there can be no assurance that we would be able to offset all or any portion of losses related to any future removal or recall.

        The FDC Act permits "statements of nutritional support" to be included in labeling for dietary supplements without FDA pre-market approval. Such statements must be submitted to the FDA within 30 days of marketing. Such statements may describe how a particular dietary ingredient affects the structure, function or general well-being of the body, or the mechanism of action by which a dietary ingredient may affect body structure, function or well-being, but may not expressly or implicitly represent that a dietary supplement will diagnose, cure, mitigate, treat or prevent a disease. A company that uses a statement of nutritional support in labeling must possess scientific evidence substantiating that the statement is truthful and not misleading. If the FDA determines that a particular statement of nutritional support is an unacceptable drug claim, conventional food claim or an unauthorized version of a "health claim," or, if the FDA determines that a particular claim is not adequately supported by existing scientific data or is false or misleading, we would be prevented from using the claim.

        In addition, DSHEA provides that so-called "third-party literature," e.g., a reprint of a peer-reviewed scientific publication linking a particular dietary ingredient with health benefits, may be used "in connection with the sale of a dietary supplement to consumers" without the literature being subject to regulation as labeling. The literature: (1) must not be false or misleading; (2) may not "promote" a particular manufacturer or brand of dietary supplement; (3) must present a balanced view of the available scientific information on the subject matter; (4) if displayed in an establishment, must be physically separate from the dietary supplements; and (5) should not have appended to it any information by sticker or any other method. If the literature fails to satisfy each of these requirements, we may be prevented from disseminating such literature with our products, and any dissemination could subject our product to regulatory action as an illegal drug.

        In June 2007, pursuant to the authority granted by the FDC Act as amended by DSHEA, the FDA published detailed current Good Manufacturing Practice ("cGMP") regulations that govern the manufacturing, packaging, labeling and holding operations of dietary supplement manufacturers. The cGMP regulations, among other things, impose significant recordkeeping requirements on manufacturers. The cGMP requirements are in effect for all manufacturers, and the FDA is conducting inspections of dietary supplement manufacturers pursuant to these requirements. There remains considerable uncertainty with respect to the FDA's interpretation of the regulations and their actual implementation in manufacturing facilities. In addition, the FDA's interpretation of the regulations will likely change over time as the agency becomes more familiar with the industry and the regulations. The failure of a manufacturing facility to comply with the cGMP regulations renders products manufactured in such facility "adulterated," and subjects such products and the manufacturer to a variety of potential FDA enforcement actions. In addition, under the Food Safety Modernization Act ("FSMA"), which was enacted on January 2, 2011, the manufacturing of dietary ingredients contained in dietary supplements will be subject to similar or even more burdensome manufacturing requirements, which will likely increase the costs of dietary ingredients and will subject suppliers of such ingredients to more rigorous inspections and enforcement. The FSMA will also require importers of food, including dietary supplements and dietary ingredients, to conduct verification activities to ensure that the food they might import meets applicable domestic requirements.

        The FDA has broad authority to enforce the provisions of federal law applicable to dietary supplements, including powers to issue a public warning or notice of violation letter to a company, publicize information about illegal products, detain products intended for import, require the reporting of serious adverse events, require a recall of illegal or unsafe products from the market, and request the Department of Justice to initiate a seizure action, an injunction action or a criminal prosecution in the U.S. courts. The FSMA expands the reach and regulatory powers of the FDA with respect to the production and importation of food, including dietary supplements. The expanded reach and regulatory powers include the FDA's ability to order mandatory recalls, administratively detain domestic products, require certification of compliance with domestic requirements for imported foods associated with safety issues and administratively revoke manufacturing facility registrations, effectively enjoining manufacturing of dietary ingredients and dietary supplements without judicial process. The regulation of dietary supplements may increase or become more restrictive in the future.

        The FTC exercises jurisdiction over the advertising of dietary supplements and over-the-counter drugs. In recent years, the FTC has instituted numerous enforcement actions against dietary supplement companies for failure to have adequate substantiation for claims made in advertising or for the use of false or misleading advertising claims. We continue to be subject to three consent orders issued by the FTC. In 1984, the FTC instituted an investigation of General Nutrition, Incorporated ("GNI"), one of our then existing subsidiaries, alleging deceptive acts and practices in connection with the advertising and marketing of certain of its products. GNI accepted a proposed consent order, under which it agreed to refrain from, among other things, making certain claims with respect to certain of its products unless the claims are based on and substantiated by competent and reliable scientific evidence. We also entered into a consent order in 1970 with the FTC, which generally addressed "iron deficiency anemia" type products. As a result of routine monitoring by the FTC, disputes arose concerning our compliance with these orders and with regard to advertising for certain hair care products. While we believe that GNI, at all times, operated in material compliance with the orders, it entered into a settlement in 1994 with the FTC to avoid protracted litigation. As a part of this settlement, GNI entered into a consent decree and paid, without admitting liability, a civil penalty in the amount of $2.4 million and agreed to adhere to the terms of the 1970 and 1989 consent orders and to abide by the provisions of the settlement document concerning hair care products. We do not believe that future compliance with the outstanding consent decrees will materially affect our business operations.

        The FTC continues to monitor our advertising and, from time to time, requests substantiation with respect to such advertising to assess compliance with the various outstanding consent decrees and with the Federal Trade Commission Act. Our policy is to use advertising that complies with the consent decrees and applicable regulations. Nevertheless, there can be no assurance that inadvertent failures to comply with the consent decrees and applicable regulations will not occur.

        Some of the products sold by franchise stores are purchased by franchisees directly from other vendors and these products do not flow through our distribution centers. Although franchise contracts contain strict requirements for store operations, including compliance with federal, state and local laws and regulations, we cannot exercise the same degree of control over franchisees as we do over our company-owned stores.

        As a result of our efforts to comply with applicable statutes and regulations, we have from time to time reformulated, eliminated or relabeled certain of our products and revised certain provisions of our sales and marketing program.

  Foreign

        Our products sold in foreign countries are also subject to regulation under various national, local and international laws that include provisions governing, among other things, the formulation, manufacturing, packaging, labeling, advertising and distribution of dietary supplements and over-the-counter drugs. Government regulations in foreign countries may prevent or delay the introduction, or require the reformulation, of certain of our products.

New Legislation or Regulation

        Legislation may be introduced which, if passed, would impose substantial new regulatory requirements on dietary supplements. For example, although not yet reintroduced in this session of Congress, bills have been repeatedly proposed in past sessions of Congress which would subject the dietary ingredient dehydroepiandrosterone ("DHEA") to the requirements of the Controlled Substances Act, which would prevent the sale of products containing DHEA. In March 2009, the General Accounting Office (the "GAO") issued a report that made four recommendations to enhance the FDA's oversight of dietary supplements. The GAO recommended that the Secretary of the Department of Health and Human Services direct the Commissioner of the FDA to: (1) request authority to require dietary supplement companies to identify themselves as a dietary supplement company and update this information annually, provide a list of all dietary supplement products they sell and a copy of the labels and update this information annually, and report all adverse events related to dietary supplements, not just serious adverse events; (2) issue guidance to clarify when an ingredient is considered a new dietary ingredient, the evidence needed to document the safety of new dietary ingredients, and appropriate methods for establishing ingredient identity; (3) provide guidance to industry to clarify when products should be marketed as either dietary supplements or conventional foods formulated with added dietary ingredients; and (4) coordinate with stakeholder groups involved in consumer outreach to identify additional mechanisms for educating consumers about the safety, efficacy, and labeling of dietary supplements, implement these mechanisms, and assess their effectiveness. These recommendations could lead to increased regulation by the FDA or future legislation concerning dietary supplements.

        We cannot determine what effect additional domestic or international governmental legislation, regulations, or administrative orders, when and if promulgated, would have on our business in the future. New legislation or regulations may require the reformulation of certain products to meet new standards, require the recall or discontinuance of certain products not capable of reformulation, impose additional record keeping or require expanded documentation of the properties of certain products, expanded or different labeling or scientific substantiation.

Franchise Regulation

        We must comply with regulations adopted by the FTC and with the laws of several states that regulate the offer and sale of franchises. The FTC's Trade Regulation Rule on Franchising and certain state laws require that we furnish prospective franchisees with a franchise offering circular containing information prescribed by the Trade Regulation Rule on Franchising and applicable state laws and regulations.

        We also must comply with a number of state laws that regulate some substantive aspects of the franchisor-franchisee relationship. These laws may limit a franchisor's business practices in a number of ways, including limiting the ability to:

  •
  terminate or not renew a franchise without good cause;

  •
  interfere with the right of free association among franchisees;

  •
  disapprove the transfer of a franchise;

  •
  discriminate among franchisees with regard to franchise terms and charges, royalties and other fees; and

  •
  place new stores near existing franchises.

        To date, these laws have not precluded us from seeking franchisees in any given area and have not had a material adverse effect on our operations. Bills concerning the regulation of certain aspects of franchise relationships have been introduced into Congress on several occasions during the last decade, but none have been enacted. Revisions to the FTC rule have also been proposed by the FTC and currently are in the comment stage of the rulemaking process.

        Our international franchise agreements and franchise operations are regulated by various foreign laws, rules and regulations. These laws may limit a franchisor's business practices in a number of ways. To date, these laws have not precluded us from seeking franchisees in any given area and have not had a material adverse effect on our operations.

Environmental Compliance

        In March 2008, the South Carolina Department of Health and Environmental Control ("DHEC") requested that we investigate contamination associated with historical activities at one of our South Carolina facilities. This investigation has identified chlorinated solvent impacts in soils and groundwater that extend offsite from our facility. We are awaiting DHEC approval of the scope of additional investigations in order to understand the extent of these impacts and develop appropriate remedial measures for DHEC approval. At this state of the investigation, however, it is not possible to estimate the timing and extent of any remedial action that may be required, the ultimate cost of remediation, or the amount of our potential liability.

        In addition to the foregoing, we are subject to numerous federal, state, local and foreign environmental and health and safety laws and regulations governing its operations, including the handling, transportation and disposal of our non-hazardous and hazardous substances and wastes, as well as emissions and discharges from its operations into the environment, including discharges to air, surface water and groundwater. Failure to comply with such laws and regulations could result in costs for remedial actions, penalties or the imposition of other liabilities. New laws, changes in existing laws or the interpretation thereof, or the development of new facts or changes in their processes could also cause us to incur additional capital and operating expenditures to maintain compliance with environmental laws and regulations and environmental permits. We are also subject to laws and regulations that impose liability and cleanup responsibility for releases of hazardous substances into the environment without regard to fault or knowledge about the condition or action causing the liability. Under certain of these laws and regulations, such liabilities can be imposed for cleanup of previously owned or operated properties, or for properties to which substances or wastes that were sent in connection with current or former operations at its facilities. The presence of contamination from such substances or wastes could also adversely affect our ability to sell or lease our properties, or to use them as collateral for financing. From time to time, we have incurred costs and obligations for correcting environmental and health and safety noncompliance matters and for remediation at or relating to certain of our properties or properties at which our waste has been disposed. However, compliance with the provisions of national, state and local environmental laws and regulations has not had a material effect upon our capital expenditures, earnings, financial position, liquidity or competitive position. We believe we are currently in compliance with our environmental obligations pursuant to environmental and health and safety laws and regulations in all material respects, and that any liabilities for noncompliance will not have a material adverse effect on our business or financial performance.

Item 1A.    RISK FACTORS.

        The following risk factors could cause our financial performance to differ significantly from the goals, plans, objectives, intentions and expectations expressed in this Annual Report. If any of the following risks and uncertainties actually occur, our business, financial condition, results of operations or cash flows could be materially and adversely affected.

Risks Relating to Our Business and Industry

We may not effectively manage our growth, which could materially harm our business.

        We expect that our business will continue to grow, which may place a significant strain on our management, personnel, systems and resources. We must continue to improve our operational and financial systems and managerial controls and procedures, and we will need to continue to expand, train and manage our technology and workforce. We must also maintain close coordination among our technology, compliance, accounting, finance, marketing and sales organizations. We cannot assure you that we will manage our growth effectively. If we fail to do so, our business could be materially harmed.

        Our continued growth will require an increased investment by us in technology, facilities, personnel and financial and management systems and controls. It also will require expansion of our procedures for monitoring and assuring our compliance with applicable regulations, and we will need to integrate, train and manage a growing employee base. The expansion of our existing businesses, any expansion into new businesses and the resulting growth of our employee base will increase our need for internal audit and monitoring processes that are more extensive and broader in scope than those we have historically required. We may not be successful in identifying or implementing all of the processes that are necessary. Further, unless our growth results in an increase in our revenues that is proportionate to the increase in our costs associated with this growth, our operating margins and profitability will be adversely affected.

We operate in a highly competitive industry. Our failure to compete effectively could adversely affect our market share, revenues and growth prospects.

        The U.S. nutritional supplements retail industry is large and highly fragmented. Participants include specialty retailers, supermarkets, drugstores, mass merchants, multi-level marketing organizations, on-line merchants, mail-order companies and a variety of other smaller participants. We believe that the market is also highly sensitive to the introduction of new products, which may rapidly capture a significant share of the market. In the United States, we also compete for sales with heavily advertised national brands manufactured by large pharmaceutical and food companies, as well as other retailers. In addition, as some products become more mainstream, we experience increased price competition for those products as more participants enter the market. Our international competitors include large international pharmacy chains, major international supermarket chains and other large U.S.-based companies with international operations. Our wholesale and manufacturing operations compete with other wholesalers and manufacturers of third-party nutritional supplements. We may not be able to compete effectively and our attempts to do so may require us to reduce our prices, which may result in lower margins. Failure to effectively compete could adversely affect our market share, revenues and growth prospects.

Unfavorable publicity or consumer perception of our products, the ingredients they contain and any similar products distributed by other companies could cause fluctuations in our operating results and could have a material adverse effect on our reputation, the demand for our products and our ability to generate revenues and the market price of the Class A common stock.

        We are highly dependent upon consumer perception of the safety and quality of our products and the ingredients they contain, as well as similar products distributed by other companies. Consumer perception of products and the ingredients they contain can be significantly influenced by scientific research or findings, national media attention and other publicity about product use. A product may be received favorably, resulting in high sales associated with that product that may not be sustainable as consumer preferences change. Future scientific research or publicity could be unfavorable to our industry or any of our particular products or the ingredients they contain and may not be consistent with earlier favorable research or publicity. A future research report or publicity that is perceived by our consumers as less favorable or that questions earlier research or publicity could have a material adverse effect on our ability to generate revenues. For example, sales of some of our products, such as those containing ephedra, were initially strong, but, subsequently decreased as a result of negative publicity and, with respect to those containing ephedra, an ultimate ban of such products by the FDA. As such, period-to-period comparisons of our results should not be relied upon as a measure of our future performance. Adverse publicity in the form of published scientific research or otherwise, whether or not accurate, that associates consumption of our products or the ingredients they contain or any other similar products distributed by other companies with illness or other adverse effects, that questions the benefits of our or similar products, or that claims that such products are ineffective could have a material adverse effect on our reputation, the demand for our products, our ability to generate revenues and the market price of the Class A common stock.

Our failure to appropriately respond to changing consumer preferences and demand for new products could significantly harm our customer relationships and product sales.

        Our business is particularly subject to changing consumer trends and preferences. Our continued success depends in part on our ability to anticipate and respond to these changes, and we may not be able to respond in a timely or commercially appropriate manner to these changes. If we are unable to do so, our customer relationships and product sales could be harmed significantly.

        Furthermore, the nutritional supplements industry is characterized by rapid and frequent changes in demand for products and new product introductions. Our failure to accurately predict these trends could negatively impact consumer opinion of our stores as a source for the latest products. This could harm our customer relationships and cause losses to our market share. The success of our new product offerings depends upon a number of factors, including our ability to: accurately anticipate customer needs; innovate and develop new products; successfully commercialize new products in a timely manner; price our products competitively; manufacture and deliver our products in sufficient volumes and in a timely manner; and differentiate our product offerings from those of our competitors.

        If we do not introduce new products or make enhancements to meet the changing needs of our customers in a timely manner, some of our products could become obsolete, which could have a material adverse effect on our revenues and operating results.

Our substantial debt could adversely affect our results of operations and financial condition and otherwise adversely impact our operating income and growth prospects.

        As of December 31, 2011, our total consolidated long-term debt (including current portion) was approximately $901.5 million, and we had an additional $72.0 million available under the Revolving Credit Facility after giving effect to $8.0 million utilized to secure letters of credit.

        All of the debt under the Senior Credit Facility bears interest at variable rates. Our unhedged debt is subject to additional interest expense if these rates increase significantly, which could also reduce our ability to borrow additional funds.

        Our substantial debt could have material consequences on our financial condition. For example, it could:

  •
  increase our vulnerability to general adverse economic and industry conditions;

  •
  require us to use all or a large portion of our cash flow from operations to pay principal and interest on our debt, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other business activities;

  •
  limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

  •
  restrict us from making strategic acquisitions or exploiting business opportunities;

  •
  place us at a competitive disadvantage compared to our competitors that have less debt; and

  •
  limit our ability to borrow additional funds or pay cash dividends.

        For additional information regarding the interest rates and maturity dates of our existing debt, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

        We may be able to incur additional debt in the future, including collateralized debt. Although the Senior Credit Facility contains restrictions on the incurrence of additional debt, these restrictions are subject to a number of qualifications and exceptions. If additional debt is added to our current level of debt, the risks described above would increase.

Our ability to continue to access credit on the terms previously obtained for the funding of our operations and capital projects may be limited due to changes in credit markets.

        In recent periods, the credit markets and the financial services industry have experienced disruption characterized by the bankruptcy, failure, collapse or sale of various financial institutions, increased volatility in securities prices, diminished liquidity and credit availability and intervention from the United States and other governments. Continued concerns about the systemic impact of potential long-term or widespread downturn, energy costs, geopolitical issues, the availability and cost of credit, the global commercial and residential real estate markets and related mortgage markets and reduced consumer confidence have contributed to increased market volatility. The cost and availability of credit has been and may continue to be adversely affected by these conditions. We cannot be certain that funding for our capital needs will be available from our existing financial institutions and the credit markets if needed, and if available, to the extent required and on acceptable terms. The Revolving Credit Facility matures in March 2016. If we cannot renew or refinance this facility upon its maturity or, more generally, obtain funding when needed, in each case on acceptable terms, we may be unable to continue our current rate of growth and store expansion, which may have an adverse effect on our revenues and results of operations.

We require a significant amount of cash to service our debt. Our ability to generate cash depends on many factors beyond our control and, as a result, we may not be able to make payments on our debt obligations.

        We may be unable to generate sufficient cash flow from operations or to obtain future borrowings under our credit facilities or otherwise in an amount sufficient to enable us to pay our debt or to fund our other liquidity needs. In addition, because we conduct our operations through our operating subsidiaries, we depend on those entities for dividends and other payments to generate the funds necessary to meet our financial obligations, including payments on our debt. Under certain circumstances, legal and contractual restrictions, as well as the financial condition and operating requirements of our subsidiaries, may limit our ability to obtain cash from our subsidiaries. If we do not have sufficient liquidity, we may need to refinance or restructure all or a portion of our debt on or before maturity, sell assets or borrow more money, which we may not be able to do on terms satisfactory to us or at all. In addition, any refinancing could be at higher interest rates and may require us to comply with more onerous covenants which could further restrict our business operations.

        If we are unable to meet our obligations with respect to our debt, we could be forced to restructure or refinance our debt, seek equity financing or sell assets. A default on any of our debt obligations could trigger certain acceleration clauses and cause those and our other obligations to become immediately due and payable. Upon an acceleration of any of our debt, we may not be able to make payments under our other outstanding debt.

Restrictions in the agreements governing our existing and future indebtedness may prevent us from taking actions that we believe would be in the best interest of our business.

        The agreements governing our existing indebtedness contain and the agreements governing our future indebtedness will likely contain customary restrictions on us or our subsidiaries, including covenants that restrict us or our subsidiaries, as the case may be, from:

  •
  incurring additional indebtedness and issuing preferred stock;

  •
  granting liens on our assets;

  •
  making investments;

  •
  consolidating or merging with, or acquiring, another business;

  •
  selling or otherwise disposing of our assets;

  •
  paying dividends and making other distributions to our stockholders;

  •
  entering into transactions with our affiliates; and

  •
  incurring capital expenditures in excess of limitations set within the agreement.

        The Revolving Credit Facility also requires that, to the extent borrowings thereunder exceed $25 million, we meet a senior secured debt ratio of consolidated senior secured debt to consolidated earnings before interest, taxes, depreciation and amortization, or EBITDA. If we fail to satisfy such ratio, then we will be restricted from drawing the remaining $55 million of available borrowings under the Revolving Credit Facility, which may impair our liquidity.

        Our ability to comply with these covenants and other provisions of the Senior Credit Facility may be affected by changes in our operating and financial performance, changes in general business and economic conditions, adverse regulatory developments or other events beyond our control. The breach of any of these covenants could result in a default under our debt, which could cause those and other obligations to become immediately due and payable. In addition, these restrictions may prevent us from taking actions that we believe would be in the best interest of our business and may make it difficult for us to successfully execute our business strategy or effectively compete with companies that are not similarly restricted.

We depend on the services of key executives and changes in our management team could affect our business strategy and adversely impact our performance and results of operations.

        Our senior executives are important to our success because they have been instrumental in setting our strategic direction, operating our business, identifying, recruiting and training key personnel, identifying opportunities and arranging necessary financing. Losing the services of any of these individuals could adversely affect our business until a suitable replacement is hired. We believe that our senior executives could not be replaced quickly with executives of equal experience and capabilities. We do not maintain key person life insurance policies on any of our executives.

If our risk management methods are not effective, our business, reputation and financial results may be adversely affected.

        We have methods to identify, monitor and manage our risks; however, these methods may not be fully effective. Some of our risk management methods may depend upon evaluation of information regarding markets, customers or other matters that are publicly available or otherwise accessible by us. That information may not in all cases be accurate, complete, up-to-date or properly evaluated. If our methods are not fully effective or we are not successful in monitoring or evaluating the risks to which we are or may be exposed, our business, reputation, financial condition and operating results could be materially and adversely affected. In addition, our insurance policies may not provide adequate coverage.

Compliance with new and existing governmental regulations could increase our costs significantly and adversely affect our results of operations.

        The processing, formulation, safety, manufacturing, packaging, labeling, advertising and distribution of our products are subject to federal laws and regulation by one or more federal agencies, including the FDA, the FTC, the CPSC, the USDA, and the EPA. These activities are also regulated by various state, local and international laws and agencies of the states and localities in which our products are sold. Government regulations may prevent or delay the introduction, or require the reformulation, of our products, which could result in lost revenues and increased costs to us. For instance, the FDA regulates, among other things, the composition, safety, manufacture, labeling and marketing of dietary supplements (including vitamins, minerals, herbs, and other dietary ingredients for human use). The FDA may not accept the evidence of safety for any new dietary ingredient that we may wish to market, may determine that a particular dietary supplement or ingredient presents an unacceptable health risk based on the required submission of serious adverse events or other information, and may determine that a particular claim or statement of nutritional value that we use to support the marketing of a dietary supplement is an impermissible drug claim, is not substantiated, or is an unauthorized version of a "health claim." See Item 1, "Business—Government Regulation—Product Regulation" for additional information. Any of these actions could prevent us from marketing particular dietary supplement products or making certain claims or statements with respect to those products. The FDA could also require us to remove a particular product from the market. Any future recall or removal would result in additional costs to us, including lost revenues from any products that we are required to remove from the market, any of which could be material. Any product recalls or removals could also lead to an increased risk of litigation and liability, substantial costs, and reduced growth prospects.

        Additional or more stringent laws and regulations of dietary supplements and other products have been considered from time to time. These developments could require reformulation of some products to meet new standards, recalls or discontinuance of some products not able to be reformulated, additional record-keeping requirements, increased documentation of the properties of some products, additional or different labeling, additional scientific substantiation, or other new requirements. Any of these developments could increase our costs significantly.

        For example, the Dietary Supplement Labeling Act of 2011, which was introduced in July 2011 (S1310), would amend the FDC Act to, among other things, (i) require dietary supplement manufacturers to register the dietary supplements that they manufacture with the FDA (and provide a list of the ingredients in and copies of the labels and labeling of the supplements), (ii) mandate the FDA and the Institute of Medicine to identify dietary ingredients that cause potentially serious adverse effects and (iii) require warning statements for dietary supplements containing potentially unsafe ingredients. If the bill is reintroduced and enacted, it could restrict the number of dietary supplements available for sale, increase our costs, liabilities and potential penalties associated with manufacturing and selling dietary supplements, and reduce our growth prospects.

        In addition, regulators' evolving interpretation of existing laws could have similar effects. For example, the FDA recently issued draft guidance explaining its interpretation of the requirement for the notification of certain new dietary ingredients. Although FDA guidance is not mandatory, and companies are free to use an alternative approach if the approach satisfies the requirements of applicable laws and regulations, FDA guidance is a strong indication of the FDA's "current thinking" on the topic discussed in the guidance, including its position on enforcement. At this time, it is difficult to determine whether the draft guidance, if finalized, would have a material impact on our operations. However, if the FDA were to enforce the applicable statutes and regulations in accordance with the draft guidance as written, such enforcement could require us to incur additional expenses, which could be significant and have a material adverse effect on our business in several ways, including, but not limited to, enjoining the manufacturing of our products until the FDA determines that we are in compliance and can resume manufacturing, increasing our liability and reducing our growth prospects.

Our failure to comply with FTC regulations and existing consent decrees imposed on us by the FTC could result in substantial monetary penalties and could adversely affect our operating results.

        The FTC exercises jurisdiction over the advertising of dietary supplements and has instituted numerous enforcement actions against dietary supplement companies, including us, for failure to have adequate substantiation for claims made in advertising or for the use of false or misleading advertising claims. As a result of these enforcement actions, we are currently subject to three consent decrees that limit our ability to make certain claims with respect to our products and required us in the past to pay civil penalties and other amounts in the aggregate amount of $3.0 million. See Item 1, "Business—Government Regulation—Product Regulation" for more information. Failure by us or our franchisees to comply with the consent decrees and applicable regulations could occur from time to time. Violations of these orders could result in substantial monetary penalties, which could have a material adverse effect on our financial condition or results of operations.

We may incur material product liability claims, which could increase our costs and adversely affect our reputation, revenues and operating income.

        As a retailer, distributor and manufacturer of products designed for human consumption, we are subject to product liability claims if the use of our products is alleged to have resulted in injury. Our products consist of vitamins, minerals, herbs and other ingredients that are classified as foods or dietary supplements and are not subject to pre-market regulatory approval in the United States. Our products could contain contaminated substances, and some of our products contain ingredients that do not have long histories of human consumption. Previously unknown adverse reactions resulting from human consumption of these ingredients could occur.

        In addition, third-party manufacturers produce many of the products we sell. As a distributor of products manufactured by third parties, we may also be liable for various product liability claims for products we do not manufacture. Although our purchase agreements with our third-party vendors typically require the vendor to indemnify us to the extent of any such claims, any such indemnification is limited by its terms. Moreover, as a practical matter, any such indemnification is dependent on the creditworthiness of the indemnifying party and its insurer, and the absence of significant defenses by the insurers. We may be unable to obtain full recovery from the insurer or any indemnifying third-party in respect of any claims against us in connection with products manufactured by such third-party.

        We have been and may be subject to various product liability claims, including, among others, that our products include inadequate instructions for use or inadequate warnings concerning possible side effects and interactions with other substances. For example, as of December 31, 2011, there were 75 pending lawsuits related to Hydroxycut in which GNC had been named, including 69 individual, largely personal injury claims and six putative class action cases. See Item 3, "Legal Proceedings."

        Even with adequate insurance and indemnification, product liability claims could significantly damage our reputation and consumer confidence in our products. Our litigation expenses could increase as well, which also could have a material adverse effect on our results of operations even if a product liability claim is unsuccessful or is not fully pursued.

We may experience product recalls, which could reduce our sales and margin and adversely affect our results of operations.

        We may be subject to product recalls, withdrawals or seizures if any of the products we formulate, manufacture or sell are believed to cause injury or illness or if we are alleged to have violated governmental regulations in the manufacturing, labeling, promotion, sale or distribution of such products. For example, in May 2009, the FDA warned consumers to stop using Hydroxycut diet products, which are produced by Iovate and were sold in our stores. Iovate issued a voluntary recall, with which we fully complied. Sales of the recalled Hydroxycut products amounted to approximately $57.8 million, or 4.7% of our retail sales in 2008, and $18.8 million, or 4.2% of our retail sales in the first four months of 2009. We provided refunds or gift cards to consumers who returned these products to our stores. In the second quarter of 2009, we experienced a reduction in sales and margin due to this recall as a result of accepting returns of products from customers and a loss of sales as a replacement product was not available. Through December 31, 2011, we estimate that we have refunded approximately $3.5 million to our retail customers and approximately $1.6 million to our wholesale customers for Hydroxycut product returns. Our results of operations may continue to be affected by the Hydroxycut recall. Any additional recall, withdrawal or seizure of any of the products we formulate, manufacture or sell would require significant management attention, would likely result in substantial and unexpected expenditures and could materially and adversely affect our business, financial condition or results of operations. Furthermore, a recall, withdrawal or seizure of any of our products could materially and adversely affect consumer confidence in our brands and decrease demand for our products and the market price of the Class A common stock.

        As is common in our industry, we rely on our third-party vendors to ensure that the products they manufacture and sell to us comply with all applicable regulatory and legislative requirements. In general, we seek representations and warranties, indemnification and/or insurance from our vendors. However, even with adequate insurance and indemnification, any claims of non-compliance could significantly damage our reputation and consumer confidence in our products, and materially and adversely affect the market price of the Class A common stock. In addition, the failure of such products to comply with applicable regulatory and legislative requirements could prevent us from marketing the products or require us to recall or remove such products from the market, which in certain cases could materially and adversely affect our business, financial condition and results of operation. For example, we sell products manufactured by third parties that contain derivatives from geranium, known as 1.3-dimethylpentylamine/dimethylamylamine/13-dimethylamylamine ("DMAA"). Although we have received representations from our third-party vendors that these products comply with applicable regulatory and legislative requirements, recent media articles have suggested that DMAA may not comply with DSHEA. In December 2011, the U.S. military asked us to temporarily remove products containing DMAA from our stores on its bases pending the outcome of a precautionary review. That review is still pending. If it is determined that DMAA does not comply with applicable regulatory and legislative requirements, we could be required to recall or remove from the market all products containing DMAA and we could become subject to lawsuits related to any alleged non-compliance, any of which could materially and adversely affect our business, financial condition and results of operations. In the past, we have attempted to offset any losses related to recalls and removals with reformulated or alternative products; however, there can be no assurance that we would be able to offset all or any portion of such losses related to any future removal or recall.

Our operations are subject to environmental and health and safety laws and regulations that may increase our cost of operations or expose us to environmental liabilities.

        Our operations are subject to environmental and health and safety laws and regulations, and some of our operations require environmental permits and controls to prevent and limit pollution of the environment. We could incur significant costs as a result of violations of, or liabilities under, environmental laws and regulations, or to maintain compliance with such environmental laws, regulations or permit requirements. For example, in March 2008, the DHEC requested that we investigate contamination associated with historical activities at one of our South Carolina facilities. These investigations have identified chlorinated solvent impacts in soils and groundwater that extend offsite from our facility. We are continuing these investigations in order to understand the extent of these impacts and develop appropriate remedial measures for DHEC approval. At this stage of the investigation, however, it is not possible to accurately estimate the timing and extent of any remedial action that may be required, the ultimate cost of remediation or the amount of our potential liability.

        In addition to the foregoing, we are subject to numerous federal, state, local and foreign environmental and health and safety laws and regulations governing our operations, including the handling, transportation and disposal of our non-hazardous and hazardous substances and wastes, as well as emissions and discharges from its operations into the environment, including discharges to air, surface water and groundwater. Failure to comply with such laws and regulations could result in costs for remedial actions, penalties or the imposition of other liabilities. New laws, changes in existing laws or the interpretation thereof, or the development of new facts or changes in their processes could also cause us to incur additional capital and operating expenditures to maintain compliance with environmental laws and regulations and environmental permits. We also are subject to laws and regulations that impose liability and cleanup responsibility for releases of hazardous substances into the environment without regard to fault or knowledge about the condition or action causing the liability. Under certain of these laws and regulations, such liabilities can be imposed for cleanup of previously owned or operated properties, or for properties to which substances or wastes that were sent in connection with current or former operations at its facilities. The presence of contamination from such substances or wastes could also adversely affect our ability to sell or lease our properties, or to use them as collateral for financing.

We are not insured for a significant portion of our claims exposure, which could materially and adversely affect our operating income and profitability.

        We have procured insurance independently for the following areas: (1) general liability; (2) product liability; (3) directors and officers liability; (4) property insurance; (5) workers' compensation insurance; and (6) various other areas. In addition, although we believe that we will continue to be able to obtain insurance in these areas in the future, because of increased selectivity by insurance providers, we may only be able to obtain such insurance at increased rates and/or with reduced coverage levels. Furthermore, we are self-insured for other areas, including: (1) medical benefits; (2) physical damage to our tractors, trailers and fleet vehicles for field personnel use; and (3) physical damages that may occur at company-owned stores. We are not insured for some property and casualty risks due to the frequency and severity of a loss, the cost of insurance and the overall risk analysis. In addition, we carry product liability insurance coverage that requires us to pay deductibles/retentions with primary and excess liability coverage above the deductible/retention amount. Because of our deductibles and self-insured retention amounts, we have significant exposure to fluctuations in the number and severity of claims. We currently maintain product liability insurance with a retention of $3.0 million per claim with an aggregate cap on retained loss of $10.0 million. We could raise our deductibles/retentions, which would increase our already significant exposure to expense from claims. If any claim exceeds our coverage, we would bear the excess expense, in addition to our other self-insured amounts. If the frequency or severity of claims or our expenses increase, our operating income and profitability could be materially and adversely affected.

Because we rely on our manufacturing operations to produce a significant amount of the proprietary products we sell, disruptions in our manufacturing system or losses of manufacturing certifications could adversely affect our sales and customer relationships.

        Our manufacturing operations produced approximately 33% and 35% of the products we sold for the years ended December 31, 2011 and 2010, respectively. Other than powders and liquids, nearly all of our proprietary products are produced in our manufacturing facility located in Greenville, South Carolina. In 2011, no one vendor supplied more than 10% of our raw materials. In the event any of our third-party suppliers or vendors becomes unable or unwilling to continue to provide raw materials in the required volumes and quality levels or in a timely manner, we would be required to identify and obtain acceptable replacement supply sources. If we are unable to identify and obtain alternative supply sources, our business could be adversely affected. Any significant disruption in our operations at our Greenville, South Carolina facility for any reason, including regulatory requirements, an FDA determination that the facility is not in compliance with the cGMP regulations, the loss of certifications, power interruptions, fires, hurricanes, war or other force of nature, could disrupt our supply of products, adversely affecting our sales and customer relationships.

An increase in the price and shortage of supply of key raw materials could adversely affect our business.

        Our products are composed of certain key raw materials. If the prices of these raw materials were to increase significantly, it could result in a significant increase to us in the prices our contract manufacturers and third-party manufacturers charge us for our GNC-branded products and third-party products. Raw material prices may increase in the future and we may not be able to pass on such increases to our customers. A significant increase in the price of raw materials that cannot be passed on to customers could have a material adverse effect on our results of operations and financial condition. In addition, if we no longer are able to obtain products from one or more of our suppliers on terms reasonable to us or at all, our revenues could suffer. Events such as the threat of political or social unrest, or the perceived threat thereof, may also have a significant impact on raw material prices and transportation costs for our products. In addition, the interruption in supply of certain key raw materials essential to the manufacturing of our products may have an adverse impact on our suppliers' ability to provide us with the necessary products needed to maintain our customer relationships and an adequate level of sales.

A significant disruption to our distribution network or to the timely receipt of inventory could adversely impact sales or increase our transportation costs, which would decrease our profits.

        We rely on our ability to replenish depleted inventory in our stores through deliveries to our distribution centers from vendors and then from the distribution centers or direct ship vendors to our stores by various means of transportation, including shipments by sea and truck. Unexpected delays in those deliveries or increases in transportation costs (including through increased fuel costs) could significantly decrease our ability to make sales and earn profits. In addition, labor shortages in the transportation industry or long-term disruptions to the national and international transportation infrastructure that lead to delays or interruptions of deliveries could negatively affect our business.

If we fail to protect our brand name, competitors may adopt trade names that dilute the value of our brand name, and prosecuting or defending infringement claims could cause us to incur significant expenses or prevent us from manufacturing, selling or using some aspect of our products, which could adversely affect our revenues and market share.

        We have invested significant resources to promote our GNC brand name in order to obtain the public recognition that we have today. Because of the differences in foreign trademark laws concerning proprietary rights, our trademarks may not receive the same degree of protection in foreign countries as they do in the United States. Also, we may not always be able to successfully enforce our trademarks against competitors or against challenges by others. For example, third parties are challenging our "GNC Live Well" trademark in foreign jurisdictions. Our failure to successfully protect our trademarks could diminish the value and effectiveness of our past and future marketing efforts and could cause customer confusion. This could in turn adversely affect our revenues, profitability and the market price of the Class A common stock.

        We are currently and may in the future be subject to intellectual property litigation and infringement claims, which could cause us to incur significant expenses or prevent us from manufacturing, selling or using some aspect of our products. Claims of intellectual property infringement also may require us to enter into costly royalty or license agreements. However, we may be unable to obtain royalty or license agreements on terms acceptable to us or at all. Claims that our technology or products infringe on intellectual property rights could be costly and would divert the attention of management and key personnel, which in turn could adversely affect our revenues and profitability.

A substantial amount of our revenue is generated from our franchisees, and our revenues could decrease significantly if our franchisees do not conduct their operations profitably or if we fail to attract new franchisees.

        As of December 31, 2011 and 2010, approximately 33% and 32%, respectively, of our retail locations were operated by franchisees. Our franchise operations generated approximately 16.1% of our revenues for each of the years ended December 31, 2011 and 2010. Our revenues from franchise stores depend on the franchisees' ability to operate their stores profitably and adhere to our franchise standards. In the twelve months ended December 31, 2011, a net 21 domestic franchise stores were opened. The closing of franchise stores or the failure of franchisees to comply with our policies could adversely affect our reputation and could reduce the amount of our franchise revenues. These factors could have a material adverse effect on our revenues and operating income.

        If we are unable to attract new franchisees or to convince existing franchisees to open additional stores, any growth in royalties from franchise stores will depend solely upon increases in revenues at existing franchise stores. In addition, our ability to open additional franchise locations is limited by the territorial restrictions in our existing franchise agreements as well as our ability to identify additional markets in the United States and other countries. If we are unable to open additional franchise locations, we will have to sustain additional growth internally by attracting new and repeat customers to our existing locations.

Franchisee support of our marketing and advertising programs is critical to our success.

        The support of our franchisees is critical for the success of our marketing programs and other strategic initiatives we seek to undertake, and the successful execution of these initiatives will depend on our ability to maintain alignment with our franchisees. While we can mandate certain strategic initiatives through enforcement of our franchise agreements, we need the active support of our franchisees if the implementation of these initiatives is to be successful. In addition, our efforts to build alignment with franchisees may result in a delay in the implementation of our marketing and advertising programs and other key initiatives. Although we believe that our current relationships with our franchisees are generally good, there can be no assurance that our franchisees will continue to support our marketing programs and strategic initiatives. The failure of our franchisees to support our marketing programs and strategic initiatives could adversely affect our ability to implement our business strategy and could materially harm our business, results of operations and financial condition.

Our franchisees are independent operators and we have limited influence over their operations.

        Our revenues substantially depend upon our franchisees' sales volumes, profitability and financial viability. However, our franchisees are independent operators and we cannot control many factors that impact the profitability of their stores. Pursuant to the franchise agreements, we can, among other things, mandate signage, equipment and hours of operation, establish operating procedures and approve suppliers, distributors and products. However, the quality of franchise store operations may be diminished by any number of factors beyond our control. Consequently, franchisees may not successfully operate stores in a manner consistent with our standards and requirements or standards set by federal, state and local governmental laws and regulations. In addition, franchisees may not hire and train qualified managers and other personnel. While we ultimately can take action to terminate franchisees that do not comply with the standards contained in our franchise agreements, any delay in identifying and addressing problems could harm our image and reputation, and our franchise revenues and results of operations could decline.

Franchise regulations could limit our ability to terminate or replace underperforming franchises, which could adversely impact franchise revenues.

        Our franchise activities are subject to federal, state and international laws regulating the offer and sale of franchises and the governance of our franchise relationships. These laws impose registration, extensive disclosure requirements and bonding requirements on the offer and sale of franchises. In some jurisdictions, the laws relating to the governance of our franchise relationship impose fair dealing standards during the term of the franchise relationship and limitations on our ability to terminate or refuse to renew a franchise. We may, therefore, be required to retain an under performing franchise and may be unable to replace the franchisee, which could adversely impact franchise revenues. In addition, we cannot predict the nature and effect of any future legislation or regulation on our franchise operations.

We have limited influence over the decision of franchisees to invest in other businesses or incur excessive indebtedness.

        Our franchisees are independent operators and, therefore, we have limited influence over their ability to invest in other businesses or incur excessive indebtedness. In some cases, these franchisees have used the cash generated by their stores to expand their other businesses or to subsidize losses incurred by such businesses. Additionally, as independent operators, franchisees do not require our consent to incur indebtedness. Consequently, our franchisees have in the past, and may in the future, experience financial distress as a result of over leveraging. To the extent that our franchisees use the cash from their stores to subsidize their other businesses or experience financial distress, due to over-leverage or otherwise, it could negatively affect (1) our operating results as a result of delayed or reduced payments of royalties, advertising fund contributions and rents for properties we lease to them, (2) our future revenue, earnings and cash flow growth and (3) our financial condition. In addition, lenders that are adversely affected by franchisees who default on their indebtedness may be less likely to provide current or prospective franchisees necessary financing on favorable terms or at all.

If we cannot open new company-owned stores on schedule and profitably, our planned future growth will be impeded, which would adversely affect sales and profitability.

        Our growth is dependent on both increases in sales in existing stores and the ability to open profitable new stores. Increases in sales in existing stores are dependent on factors such as competition, store operations and other factors discussed in these Risk Factors. Our ability to timely open new stores and to expand into additional market areas depends in part on the following factors: the availability of attractive store locations; the absence of occupancy delays; the ability to negotiate acceptable lease terms; the ability to identify customer demand in different geographic areas; the hiring, training and retention of competent sales personnel; the effective management of inventory to meet the needs of new and existing stores on a timely basis; general economic conditions; and the availability of sufficient funds for expansion. Many of these factors are beyond our control. Delays or failures in opening new stores, achieving lower than expected sales in new stores or drawing a greater than expected proportion of sales in new stores from our existing stores, could materially adversely affect our growth and profitability. In addition, we may not anticipate all of the challenges imposed by the expansion of our operations and, as a result, may not meet our targets for opening new stores, remodeling or relocating stores or expanding profitably.

        Some of our new stores may be located in areas where we have little or no meaningful experience or brand recognition. Those markets may have different competitive conditions, market conditions, consumer tastes and discretionary spending patterns than our existing markets, which may cause our new stores to be less successful than stores in our existing markets. Alternatively, many of our new stores will be located in areas where we have existing stores. Although we have experience in these markets, increasing the number of locations in these markets may result in inadvertent over-saturation of markets and temporarily or permanently divert customers and sales from our existing stores, thereby adversely affecting our overall financial performance.

Our operating results and financial condition could be adversely affected by the financial and operational performance of Rite Aid.

        As of December 31, 2011, Rite Aid operated 2,125 GNC franchise store-within-a-store locations and has committed to open additional franchise store-within-a-store locations. Revenue from sales to Rite Aid (including license fee revenue for new store openings) represented approximately 2.9% of total revenue for the year ended December 31, 2011. Any liquidity and operational issues that Rite Aid may experience could impair its ability to fulfill its obligations and commitments to us, which would adversely affect our operating results and financial condition.

Economic, political and other risks associated with our international operations could adversely affect our revenues and international growth prospects.

        As of December 31, 2011, we had 167 company-owned Canadian stores and 1,590 international franchise stores in 53 international countries (including distribution centers where retail sales are made). We derived 10.9% and 11.1% of our revenues for the years ended December 31, 2011 and 2010, respectively, from our international operations. As part of our business strategy, we intend to expand our international franchise presence. Our international operations are subject to a number of risks inherent to operating in foreign countries, and any expansion of our international operations will increase the effects of these risks. These risks include, among others:

  •
  political and economic instability of foreign markets;

  •
  foreign governments' restrictive trade policies;

  •
  inconsistent product regulation or sudden policy changes by foreign agencies or governments;

  •
  the imposition of, or increase in, duties, taxes, government royalties or non-tariff trade barriers;

  •
  difficulty in collecting international accounts receivable and potentially longer payment cycles;

  •
  difficulty of enforcing contractual obligations of foreign franchisees;

  •
  increased costs in maintaining international franchise and marketing efforts;

  •
  problems entering international markets with different cultural bases and consumer preferences;

  •
  compliance with laws and regulations applicable to international operations, such as the Foreign Corrupt Practices Act and regulations promulgated by the Office of Foreign Asset Control;

  •
  fluctuations in foreign currency exchange rates; and

  •
  operating in new, developing or other markets in which there are significant uncertainties regarding the interpretation, application and enforceability of laws and regulations relating to contract and intellectual property rights.

        Any of these risks could have a material adverse effect on our international operations and our growth strategy.

We may be unable to successfully expand our operations into new international markets.

        If the opportunity arises, we may expand our operations into new and high-growth international markets. However, there is no assurance that we will expand our operations in such markets in our desired time frame. To expand our operations into new international markets, we may enter into business combination transactions, make acquisitions or enter into strategic partnerships, joint ventures or alliances, any of which may be material. We may enter into these transactions to acquire other businesses or products to expand our products or take advantage of new developments and potential changes in the industry. Our lack of experience operating in new international markets and our lack of familiarity with local economic, political and regulatory systems could prevent us from achieving the results that we expect on our anticipated timeframe or at all. If we are unsuccessful in expanding into new or high growth international markets, it could adversely affect our operating results and financial condition.

Our network and communications systems are dependent on third-party providers and are vulnerable to system interruption and damage, which could limit our ability to operate our business and could have a material adverse effect on our business, financial condition or results of operations.

        Our systems and operations and those of our third-party Internet service providers are vulnerable to damage or interruption from fire, flood, earthquakes, power loss, server failure, telecommunications and Internet service failure, acts of war or terrorism, computer viruses and denial-of-service attacks, physical or electronic breaches, sabotage, human error and similar events. Any of these events could lead to system interruptions, processing and order fulfillment delays and loss of critical data for us, our suppliers or our Internet service providers, and could prevent us from processing customer purchases. Any significant interruption in the availability or functionality of our website or our customer processing, distribution or communications systems, for any reason, could seriously harm our business, financial condition and operating results. The occurrence of any of these factors could have a material adverse effect on our business, financial condition or results of operations.

        Because we are dependent on third-party service providers for the implementation and maintenance of certain aspects of our systems and operations and because some of the causes of system interruptions may be outside of our control, we may not be able to remedy such interruptions in a timely manner, if at all. As we rely on our third-party service providers, computer and communications systems and the

Internet to conduct our business, any system disruptions could have a material adverse effect on our business, financial condition or results of operations.

We must successfully maintain and/or upgrade our information technology systems, and our failure to do so could have a material adverse effect on our business, financial condition or results of operations.

        We rely on various information technology systems to manage our operations. Over the last several years we have implemented and we continue to implement modifications and upgrades to such systems, including changes to legacy systems, replacing legacy systems with successor systems with new functionality, and acquiring new systems with new functionality. These types of activities subject us to inherent costs and risks associated with replacing and changing these systems, including impairment of our ability to fulfill customer orders, potential disruption of our internal control structure, substantial capital expenditures, additional administration and operating expenses, retention of sufficiently skilled personnel to implement and operate the new systems, demands on management time and other risks and costs of delays or difficulties in transitioning to or integrating new systems into our current systems. These implementations, modifications and upgrades may not result in productivity improvements at a level that outweighs the costs of implementation, or at all. In addition, the difficulties with implementing new technology systems may cause disruptions in our business operations and have a material adverse effect on our business, financial condition or results of operations.

Privacy protection is increasingly demanding, and the introduction of electronic payment exposes us to increased risk of privacy and/or security breaches as well as other risks.

        The protection of customer, employee, vendor, franchisee and other business data is critical to us. Federal, state, provincial and international laws and regulations govern the collection, retention, sharing and security of data that we receive from and about our employees, customers, vendors and franchisees. The regulatory environment surrounding information security and privacy has been increasingly demanding in recent years, and may see the imposition of new and additional requirements. Compliance with these requirements may result in cost increases due to necessary systems changes and the development of new processes to meet these requirements by us and our franchisees. In addition, customers and franchisees have a high expectation that we will adequately protect their personal information. If we or our service provider fail to comply with these laws and regulations or experience a significant breach of customer, employee, vendor, franchisee or other company data, our reputation could be damaged and result in an increase in service charges, suspension of service, lost sales, fines or lawsuits.

        The use of credit payment systems makes us more susceptible to a risk of loss in connection with these issues, particularly with respect to an external security breach of customer information that we or third parties (including those with whom we have strategic alliances) under arrangements with us control. In the event of a security breach, theft, leakage, accidental release or other illegal activity with respect to employee, customer, vendor, franchisee third-party, with whom we have strategic alliances or other company data, we could become subject to various claims, including those arising out of thefts and fraudulent transactions, and may also result in the suspension of credit card services. This could harm our reputation as well as divert management attention and expose us to potentially unreserved claims and litigation. Any loss in connection with these types of claims could be substantial. In addition, if our electronic payment systems are damaged or cease to function properly, we may have to make significant investments to fix or replace them, and we may suffer interruptions in our operations in the interim. In addition, we are reliant on these systems, not only to protect the security of the information stored, but also to appropriately track and record data. Any failures or inadequacies in these systems could expose us to significant unreserved losses, which could materially and adversely affect our earnings and the market price of the Class A common stock. Our brand reputation would likely be damaged as well.

Complying with recently enacted healthcare reform legislation could increase our costs and have a material adverse effect on our business, financial condition or results of operations.

        Recently enacted healthcare reform legislation could significantly increase our costs and have a material adverse effect on our business, financial condition and results of operations by requiring us either to provide health insurance coverage to our employees or to pay certain penalties for electing not to provide such coverage. Because these new requirements are broad, complex, subject to certain phase-in rules and may be challenged by legal actions in the coming months and years, it is difficult to predict the ultimate impact that this legislation will have on our business and operating costs. We cannot assure you that this legislation or any alternative version that may ultimately be implemented will not materially increase our operating costs. This legislation could also adversely affect our employee relations and ability to compete for new employees if our response to this legislation is considered less favorable than the responses or health benefits offered by employers with whom we compete for talent.

General economic conditions, including a prolonged weakness in the economy, may affect consumer purchases, which could adversely affect our sales and the sales of our business partners.

        Our results, and those of our business partners to whom we sell, are dependent on a number of factors impacting consumer spending, including general economic and business conditions; consumer confidence; wages and employment levels; the housing market; consumer debt levels; availability of consumer credit; credit and interest rates; fuel and energy costs; energy shortages; taxes; general political conditions, both domestic and abroad; and the level of customer traffic within department stores, malls and other shopping and selling environments. Consumer product purchases, including purchases of our products, may decline during recessionary periods. A prolonged downturn or an uncertain outlook in the economy may materially adversely affect our business, revenues and profits and the market price of the Class A common stock.

Natural disasters (whether or not caused by climate change), unusually adverse weather conditions, pandemic outbreaks, terrorist acts and global political events could cause permanent or temporary distribution center or store closures, impair our ability to purchase, receive or replenish inventory or cause customer traffic to decline, all of which could result in lost sales and otherwise adversely affect our financial performance.

        The occurrence of one or more natural disasters, such as hurricanes, fires, floods and earthquakes (whether or not caused by climate change), unusually adverse weather conditions, pandemic outbreaks, terrorist acts or disruptive global political events, such as civil unrest in countries in which our suppliers are located, or similar disruptions could adversely affect our operations and financial performance. To the extent these events result in the closure of one or more of our distribution centers, a significant number of stores, a manufacturing facility or our corporate headquarters, or impact one or more of our key suppliers, our operations and financial performance could be materially adversely affected through an inability to make deliveries to our stores and through lost sales. In addition, these events could result in increases in fuel (or other energy) prices or a fuel shortage, delays in opening new stores, the temporary lack of an adequate work force in a market, the temporary or long-term disruption in the supply of products from some local and overseas suppliers, the temporary disruption in the transport of goods from overseas, delay in the delivery of goods to our distribution centers or stores, the temporary reduction in the availability of products in our stores and disruption to our information systems. These events also could have indirect consequences, such as increases in the cost of insurance, if they were to result in significant loss of property or other insurable damage.

Our holding company structure makes us dependent on our subsidiaries for our cash flow and subordinates the rights of our stockholders to the rights of creditors of our subsidiaries in the event of an insolvency or liquidation of any of our subsidiaries.

        Holdings is a holding company and, accordingly, substantially all of our operations are conducted through its subsidiaries. Holdings' subsidiaries are separate and distinct legal entities. As a result, Holdings' cash flow depends upon the earnings of its subsidiaries. In addition, Holdings depends on the distribution of earnings, loans or other payments by its subsidiaries. Holdings' subsidiaries have no obligation to provide it with funds for its payment obligations. If there is an insolvency, liquidation or other reorganization of any of Holdings' subsidiaries, Holdings' stockholders will have no right to proceed against their assets. Creditors of those subsidiaries will be entitled to payment in full from the sale or other disposal of the assets of those subsidiaries before Holdings, as a stockholder, would be entitled to receive any distribution from that sale or disposal.

Risks Relating to an Investment in the Class A Common Stock

Our principal stockholders may take actions that conflict with your interests. This control may have the effect of delaying or preventing changes of control or changes in management or limiting the ability of other stockholders to approve transactions they deem to be in their best interest.

        As of February 15, 2012, Ares Corporate Opportunities Fund II, L.P. ("Ares") and Ontario Teachers' Pension Plan Board ("OTPP" and, together with Ares, the "Sponsors") beneficially owned approximately 43.3% of the Class A common stock, OTPP beneficially owned 100% of our Class B common stock, and the Sponsors collectively owned approximately 44.4% of our common stock. As a result, the Sponsors have significant power to control our affairs and policies including with respect to the election of directors (and through the election of directors the appointment of management), the entering into of mergers, sales of substantially all of our assets and other extraordinary transactions. Under the Stockholders Agreement, dated April 6, 2011 (the "Stockholders Agreement"), by and among Ares, OTPP and us, the Sponsors have the right to nominate to Holdings' board of directors (the "Board"), subject to their election by our stockholders and certain exceptions, that number of directors (rounded up to the nearest whole number or, if such rounding would cause the Sponsors to have the right to elect a majority of the Board, rounded to the nearest whole number) that is the same percentage of the total number of directors comprising the Board as the collective percentage of common stock owned by the Sponsors. Under the Stockholders Agreement, each Sponsor also agreed to vote in favor of the other Sponsor's nominees. Because the Board is divided into three staggered classes, the Sponsors may be able to influence or control our affairs and policies even after they cease to own a majority of our outstanding Class A common stock during the period in which the Sponsors' nominees finish their terms as members of the Board, but in any event no longer than would be permitted under applicable law and the NYSE listing requirements. The directors nominated by the Sponsors have the authority to cause us, subject to the terms of our debt, to issue additional stock, implement stock repurchase programs, declare dividends, pay advisory fees and make other decisions, and they may have an interest in our doing so. The Stockholders Agreement also provides that, so long as the Sponsors collectively own more than one-third of our then outstanding common stock, certain significant corporate actions will require the approval of at least one of the Sponsors.

        The interests of the Sponsors could conflict in material respects with those of our public stockholders'. For example, the Sponsors could cause us to make acquisitions that increase the amount of our indebtedness or sell revenue-generating assets. Moreover, the Sponsors are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. The Sponsors may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. Furthermore, due to the concentration of voting power among the Sponsors, they could influence or prevent a change of control or other business combination or any other transaction that requires the approval of stockholders, regardless of whether or not other stockholders believe that such transaction is in their best interests. In addition, our governance documents do not contain any provisions applicable to deadlocks among the members of the Board, and as a result we may be precluded from taking advantage of opportunities due to disagreements among the Sponsors and their respective board designees. So long as the Sponsors continue to own a significant amount of the outstanding shares of our common stock, they will continue to be able to strongly influence or effectively control our decisions.

Our amended and restated certificate of incorporation and our amended and restated bylaws, as amended, contain anti-takeover protections, which may discourage or prevent a takeover of our company, even if an acquisition would be beneficial to our stockholders.

        Provisions contained in our amended and restated certificate of incorporation and amended and restated bylaws, as amended, as well as provisions of the Delaware General Corporation Law (the "DGCL"), could delay or make it more difficult to remove incumbent directors or for a third-party to acquire us, even if a takeover would benefit our stockholders. These provisions include:

  •
  a classified Board;

  •
  the sole power of a majority of the Board to fix the number of directors;

  •
  limitations on the removal of directors upon the Sponsors holding less than a majority of our outstanding common stock;

  •
  the sole power of the Board or the Sponsors, in the case of a vacancy of a Sponsor board designee, to fill any vacancy on the Board, whether such vacancy occurs as a result of an increase in the number of directors or otherwise;

  •
  the ability of the Board to designate one or more series of preferred stock and issue shares of preferred stock without stockholder approval;

  •
  the inability of stockholders to act by written consent if the Sponsors own less than 50% of our outstanding common stock; and

  •
  the inability of stockholders to call special meetings.

        Our issuance of shares of preferred stock could delay or prevent a change of control of our company. The Board has the authority to cause us to issue, without any further vote or action by our stockholders, up to 60,000,000 shares of preferred stock, par value $0.001 per share, in one or more series, to designate the number of shares constituting any series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, voting rights, rights and terms of redemption, redemption price or prices and liquidation preferences of such series. The issuance of shares of preferred stock may have the effect of delaying, deferring or preventing a change in control of our company without further action by our stockholders, even where stockholders are offered a premium for their shares.

        In addition, the issuance of shares of preferred stock with voting rights may adversely affect the voting power of the holders of our other classes of voting stock either by diluting the voting power of our other classes of voting stock if they vote together as a single class, or by giving the holders of any such preferred stock the right to block an action on which they have a separate class vote even if the action were approved by the holders of our other classes of voting stock. We currently do not anticipate issuing any shares of preferred stock for the foreseeable future.

        Our incorporation under Delaware law, the ability of the Board to create and issue a new series of preferred stock or a stockholder rights plan and certain other provisions that are contained in our amended and restated certificate of incorporation and amended and restated bylaws could impede a merger, takeover or other business combination involving us or the replacement of our management or discourage a potential investor from making a tender offer for our common stock, which, under certain circumstances, could reduce the market value of our common stock.

Our issuance of preferred stock could adversely affect the market value of the Class A common stock.

        The issuance of shares of preferred stock with dividend or conversion rights, liquidation preferences or other economic terms favorable to the holders of preferred stock could adversely affect the market price for the Class A common stock by making an investment in the Class A common stock less attractive. For example, a conversion feature could cause the trading price of the Class A common stock to decline to the conversion price of the preferred stock. We currently do not anticipate issuing any shares of preferred stock for the foreseeable future.

The price of the Class A common stock may fluctuate substantially.

        The market price of the Class A common stock is likely to be highly volatile and may fluctuate substantially due to many factors, including:

  •
  actual or anticipated fluctuations in our results of operations;

  •
  variance in our financial performance from the expectations of market analysts;

  •
  conditions and trends in the markets we serve;

  •
  announcements of significant new products by us or our competitors;

  •
  unfavorable publicity or consumer perception of our products or the ingredients they contain or any similar products distributed by other companies;

  •
  changes in our pricing policies or the pricing policies of our competitors;

  •
  legislation or regulatory policies, practices or actions, or product recalls;

  •
  the commencement or outcome of litigation;

  •
  our sale of common stock or other securities in the future, or sales of our common stock by the Sponsors;

  •
  changes in market valuation or earnings of our competitors;

  •
  the trading volume of the Class A common stock;

  •
  changes in the estimation of the future size and growth rate of our markets; and

  •
  general economic conditions.

        In addition, the stock market in general, the NYSE and the market for health and nutritional supplements companies in particular have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. If any of these factors causes us to fail to meet the expectations of securities analysts or investors, or if adverse conditions prevail or are perceived to prevail with respect to our business, the price of the Class A common stock would likely drop significantly.

Future sales of the Class A common stock could cause the market price for the Class A common stock to decline.

        As of February 15, 2012, there were 103,832,767 shares of the Class A common stock outstanding, of which 45,047,336 shares were restricted securities held by our affiliates within the meaning of Rule 144 ("Rule 144") under the Securities Act of 1933, as amended (the "Securities Act"), and eligible for resale subject to applicable volume, manner of sale, holding period and other limitations prescribed in Rule 144. We cannot predict the effect, if any, that market sales of shares of the Class A common stock or the availability of shares of the Class A common stock for sale will have on the market price of the Class A common stock prevailing from time to time. Sales of substantial amounts of shares of the Class A common stock in the public market, or the perception that those sales will occur, could cause the market price of the Class A common stock to decline.

        As of February 15, 2012, the Sponsors collectively held 44,953,993 shares of the Class A common stock and OTPP held 2,060,178 shares of our Class B common stock, each of which is convertible into one share of Class A common stock, all of which constitute restricted securities under Rule 144. Provided the Sponsors comply with the applicable volume limits and other conditions prescribed in Rule 144, all of such restricted securities are currently freely tradable. In addition, the Sponsors have certain demand and "piggy-back" registration rights with respect to the Class A common stock.

        Additionally, as of February 15, 2012, (i) 5,795,943 shares of the Class A common stock were issuable upon exercise of stock options that vest and are exercisable at various dates through March 2021, with an average weighted exercise price of $12.36 per share, and (ii) 138,119 shares of restricted stock were outstanding that vest at various dates through December 2016. Of such outstanding equity awards, 2,774,824 options are currently exercisable, and no shares of restricted are currently vested. On April 18, 2011, we filed a registration statement on Form S-8 under the Securities Act covering shares of the Class A common stock reserved for issuance under our equity incentive plans. Accordingly, shares of the Class A common stock registered under such registration statement are available for sale in the open market upon exercise by the holders, subject to vesting restrictions and Rule 144 limitations applicable to our affiliates.

Our dual-class capitalization structure and the conversion features of our Class B common stock may dilute the voting power of the holders of the Class A common stock.

        We have a dual-class capitalization structure, which may pose a significant risk of dilution to the Class A common stockholders. Each share of our Class B common stock, which does not entitle its holder to vote for the election and removal of our directors, is convertible at any time at the option of its holder into one share of Class A common stock, which does entitle its holder to vote for the election and removal of our directors. Conversion of our Class B common stock into Class A common stock would dilute holders of Class A common stock in terms of voting power in connection with the election and removal of our directors.

If securities or industry analysts cease to cover us or adversely change their recommendations regarding the Class A common stock, then our stock price and trading volume could decline.

        The trading market for the Class A common stock is influenced by the research and reports that industry or securities analysts publish about us, our industry and our market. If one or more analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. If one or more analysts who elect to cover us adversely change their recommendation regarding our unrestricted Class A common stock, our stock price could decline.

Following the consummation of the Secondary Offering, we no longer qualified as a "controlled company" within the meaning of the NYSE rules and, as a result, could no longer rely on certain applicable exemptions to the NYSE corporate governance requirements.

        Immediately following the consummation of the Secondary Offering, we no longer qualified as a "controlled company" within the meaning of the NYSE rules and, as a result, are required to comply with certain of the NYSE corporate governance requirements during the applicable phase-in period. We currently comply with all applicable corporate governance requirements, although the nominating and corporate governance committee of the Board (the "Nominating Committee") does not consist entirely of independent directors. Under the NYSE corporate governance requirements, the Nominating Committee must consist entirely of independent directors within one year from the consummation of the Secondary Offering. Accordingly, during this phase-in period or so long as the Nominating Committee does not consist entirely of independent directors, our stockholders will not have the same protections afforded to stockholders of companies that are subject to and satisfy all of the NYSE corporate governance requirements. Additionally, if we do not comply with such NYSE corporate governance requirement during this phase-in period, we may be subject to enforcement actions by the NYSE.

Item 1B.    UNRESOLVED STAFF COMMENTS.

        None.

Item 2.    PROPERTIES.

        As of December 31, 2011, there were 7,685 GNC store locations globally (including distribution centers where retail sales are made). In our Retail segment, all but one of our company-owned stores are located on leased premises that typically range in size from 1,000 to 2,000 square feet. In our Franchise segment, primarily all of our franchise stores in the United States and Canada are located on premises we lease and then sublease to our respective franchisees. All of our franchise stores in the remaining international markets are owned or leased directly by our franchisees. No single store is material to our operations.

        As of December 31, 2011, our company-owned and franchise stores in the United States and Canada (excluding store-within-a-store locations) and our other international franchise stores consisted of:

United States and Canada	Company- Owned Retail	Franchise	International	Franchise*
Alabama	35	12	Afghanistan	1
Alaska	9	4	Aruba	1
Arizona	56	5	Australia	40
Arkansas	21	4	Azerbaijan	1
California	253	127	Bahamas	3
Colorado	66	9	Bahrain	3
Connecticut	40	4	Bolivia	12
Delaware	16	3	Brazil	1
District of Columbia	5	1	Brunei	2
Florida	235	93	Bulgaria	1
Georgia	97	45	Cayman Islands	2
Hawaii	22	0	Chile	136
Idaho	7	5	Colombia	1
Illinois	106	49	Costa Rica	17
Indiana	61	22	Cyprus	3
Iowa	27	4	Dominican Republic	21
Kansas	28	5	El Salvador	10
Kentucky	39	7	Ghana	1
Louisiana	42	11	Guam	2
Maine	8	0	Guatemala	33
Maryland	56	20	Honduras	5
Massachusetts	62	5	Hong Kong	60
Michigan	80	36	India	42
Minnesota	64	11	Indonesia	43
Mississippi	21	12	Israel	2
Missouri	44	20	Kuwait	5
Montana	5	4	Latvia	1
Nebraska	10	11	Lebanon	7
Nevada	21	9	Malaysia	70
New Hampshire	15	5	Mexico	452
New Jersey	91	37	Mongolia	6
New Mexico	21	2	Nigeria	3
New York	173	44	Oman	2
North Carolina	104	24	Pakistan	6
North Dakota	9	0	Panama	7
Ohio	113	41	Peru	57
Oklahoma	28	13	Philippines	33
Oregon	30	5	Qatar	5
Pennsylvania	158	30	Romania	4
Puerto Rico	26	0	Saudi Arabia	50
Rhode Island	13	1	Singapore	60
South Carolina	34	24	South Korea	176
South Dakota	6	0	Spain	13
Tennessee	43	24	Taiwan	35
Texas	211	92	Thailand	29
Utah	28	5	Trinidad	4
Vermont	4	0	Turkey	66
Virginia	89	21	Turks & Caicos	1
Washington	54	13	UAE	7
West Virginia	20	3	Ukraine	1
Wisconsin	66	2	Venezuela	38
Wyoming	7	0	Vietnam	8
Canada	167	1

Total	3,046	925	Total	1,589

*
includes distribution centers where retail sales are made

        In our Manufacturing/Wholesale segment, there are 2,125 GNC franchise "store-within-a-store" locations under our strategic alliance with Rite Aid. Also, in our Manufacturing/Wholesale segment, we lease facilities for manufacturing, packaging, warehousing and distribution operations. We manufacture a majority of our proprietary products at an approximately 300,000 square-foot facility in Greenville, South Carolina. We also lease an approximately 630,000 square-foot complex located in Anderson, South Carolina, for packaging, materials receipt, lab testing, warehousing and distribution. Both the Greenville and Anderson facilities are leased on a long-term basis pursuant to "fee-in-lieu-of-taxes" arrangements with the counties in which the facilities are located, but we retain the right to purchase each of the facilities at any time during the lease for $1.00, subject to a loss of tax benefits. We lease an approximately 217,000 square-foot distribution center in Leetsdale, Pennsylvania and a 112,000 square-foot distribution center in Phoenix, Arizona. We also lease space at a distribution center in Canada.

        In conjunction with the acquisition of LuckyVitamin.com, we lease an approximately 26,000 square foot facility in Norristown, Pennsylvania where LuckyVitamin.com currently maintains its corporate headquarters and previously fulfilled the distribution of its products. We also lease an approximately 60,000 square foot distribution center near our current distribution center in Leetsdale, Pennsylvania where the distribution of LuckyVitamin.com products is now being fulfilled.

        We own our 253,000 square-foot corporate headquarters located in Pittsburgh, Pennsylvania. We lease three small regional sales offices in Fort Lauderdale, Florida, Tustin, California and Mississauga, Ontario. None of the regional sales offices is larger than 6,500 square feet. We also lease a regional office in Shanghai, China, which is less than 6,500 square feet.

Item 3.    LEGAL PROCEEDINGS.

        We are engaged in various legal actions, claims and proceedings arising in the normal course of business, including claims related to breach of contracts, products liabilities, intellectual property matters and employment-related matters resulting from our business activities. As with most actions such as these, an estimation of any possible and/or ultimate liability cannot always be determined. We continue to assess the requirement to account for additional contingencies in accordance with the standard on contingencies. If we are required to make a payment in connection with an adverse outcome in these matters, it could have a material adverse effect on our business, financial condition, results of operations or cash flows.

        As a manufacturer and retailer of nutritional supplements and other consumer products that are ingested by consumers or applied to their bodies, we have been and are currently subjected to various product liability claims. Although the effects of these claims to date have not been material to us, it is possible that current and future product liability claims could have a material adverse effect on our business, financial condition, results of operations or cash flows. We currently maintain product liability insurance with a deductible/retention of $3.0 million per claim with an aggregate cap on retained loss of $10.0 million. We typically seek and have obtained contractual indemnification from most parties that supply raw materials for our products or that manufacture or market products we sell. We also typically seek to be added, and have been added, as an additional insured under most of such parties' insurance policies. We are also entitled to indemnification by Numico for certain losses arising from claims related to products containing ephedra or Kava Kava sold prior to December 5, 2003. However, any such indemnification or insurance is limited by its terms and any such indemnification, as a practical matter, is limited to the creditworthiness of the indemnifying party and its insurer, and the absence of significant defenses by the insurers. We may incur material products liability claims, which could increase our costs and adversely affect our reputation, revenues and operating income.

        Hydroxycut Claims.    On May 1, 2009, the FDA issued a warning on several Hydroxycut-branded products manufactured by Iovate. The FDA warning was based on 23 reports of liver injuries from consumers who claimed to have used the products between 2002 and 2009. As a result, Iovate voluntarily recalled 14 Hydroxycut-branded products. Following the recall, GNC was named, among other defendants, in approximately 85 lawsuits related to Hydroxycut-branded products in 13 states. Iovate previously accepted GNC's tender request for defense and indemnification under its purchasing agreement with GNC and, as such, Iovate has accepted GNC's request for defense and indemnification in the Hydroxycut matters. GNC's ability to obtain full recovery in respect of any claims against GNC in connection with products manufactured by Iovate under the indemnity is dependent on Iovate's insurance coverage, the creditworthiness of its insurer, and the absence of significant defenses by such insurer. To the extent GNC is not fully compensated by Iovate's insurer, it can seek recovery directly from Iovate. GNC's ability to fully recover such amounts may be limited by the creditworthiness of Iovate.

        As of December 31, 2011, there were 75 pending lawsuits related to Hydroxycut in which GNC had been named: 69 individual, largely personal injury claims and six putative class action cases, generally inclusive of claims of consumer fraud, misrepresentation, strict liability and breach of warranty. All of the 216 individual plaintiffs in these lawsuits have either not asserted or amended their complaints to remove any specific damages claims.

        The following 69 personal injury matters were filed by individuals claiming injuries from use and consumption of Hydroxycut-branded products:

  •
  Christopher and Dana Hamilton v. Iovate Health Sciences USA, Inc., et al., U.S. District Court, Northern District of Ohio, 09CV1944 (filed August 18, 2009);

  •
  Hector Manuel Abarca and Diana Curiel v. Iovate Health Sciences USA, Inc., et al., U.S. District Court, Northern District of California, 09CV3861 (filed August 21, 2009);

  •
  Jessica Rogoff v. General Nutrition Centers, Inc., et al., Superior Court of the State of California, County of Los Angeles, BC422842 (filed September 29, 2009);

  •
  Clinton Davis v. GNC Corporation, et al., U.S. District Court, Eastern District of Pennsylvania, 09CV5055 (filed November 11, 2009);

  •
  Michael Fyalka v. Iovate Health Sciences, et al., U.S. District Court, Southern District of Illinois, 09CV944 (filed November 10, 2009);

  •
  Monica Fay Stepter v. Iovate Health Sciences, USA, Inc., et al., 17th Judicial District Court, Parish of LaFourche, Louisiana (filed November 25, 2009);

  •
  Andrew Nolley v. Muscletech Research and Development, et al., U.S. District Court, Northern District of Mississippi, 09CV140 (filed December 18, 2009);

  •
  Kerry and Nadia Donald v. Iovate Health Sciences Group, et al., Court of Common Pleas, Philadelphia County (filed May 20, 2011);

  •
  Casey Slyter v. GNC Corporation, et al., U.S. District Court, District of Kansas, 10CV2065 (filed January 29, 2010);

  •
  Debra Rutherford, et al. v. Muscletech Research and Development, Inc., U.S. District Court, Northern District of Alabama, 10CV370 (filed February 19, 2010);

  •
  Amber Lutz, et al. v. General Nutrition Centers, Inc., et al., Superior Court of California, County of Orange, 30-2010 00357532 (filed March 26, 2010);

  •
  Shannon Justers, et al. v. General Nutrition Centers, Inc., et al., Superior Court of California, County of Orange, 30-2010 00357521 (filed March 26, 2010);

  •
  William Crowell, et al. v. General Nutrition Centers, Inc., et al., Superior Court of California, County of Orange, 30-2010 00357528 (filed March 26, 2010);

  •
  Scott Rosenthal, et al. v. General Nutrition Centers, Inc., et al., Superior Court of California, County of San Francisco, CGC 10-498138 (filed March 26, 2010);

  •
  Richard Limpert, et al. v. General Nutrition Centers, Inc., et al., Superior Court of California, County of San Francisco, CGC 10-498137 (filed March 26, 2010);

  •
  Savoen Roeun, et al. v. General Nutrition Centers, Inc., et al., Superior Court of California, County of San Francisco, CGC 10-497919 (filed March 19, 2010);

  •
  Phillip Sims v. GNC Corporation, et al., U.S. District Court, District of New Jersey, 10CV1728 (filed April 5, 2010);

  •
  Donna Natali v. GNC Corporation, et al., Superior Court of New Jersey, Atlantic County, ATL-L-001499-10 (filed April 5, 2010);

  •
  Matthew Carhart v. GNC Corporation, et al., Court of Common Pleas Philadelphia County, 10-0402210 (filed April 15, 2010);

  •
  Michael Brown v. GNC Corporation, et al., Court of Common Pleas Philadelphia County, 10-0402217 (filed April 15, 2010);

  •
  Alan D'Alessio, Jr. v. GNC Corporation, et al., Court of Common Pleas Philadelphia County, 10-0402214 (filed April 15, 2010);

  •
  Ralph Lewis v. GNC Corporation, et al., Court of Common Pleas Philadelphia County, 10-0601213 (filed June 14, 2010);

  •
  Brett Hallinan v. GNC Corporation, et al., Superior Court of New Jersey, Atlantic County, Case No. L00264610 (filed June 21, 2010);

  •
  Steve Snow v. General Nutrition Centers, Inc., et al., U.S. District Court, Western District of Kentucky, 10CV78 (filed April 29, 2010);

  •
  Anthony Polk, et al. v. General Nutrition Centers, Inc., et al., Superior Court of California, County of Orange, 30-2010 00366003 (filed April 23, 2010);

  •
  Jeff Kendall, et al. v. General Nutrition Centers, Inc., et al., Superior Court of California, County of Orange, 30-2010 00361004 (filed April 8, 2010);

  •
  Victor Rendon and Edwin Soto v. General Nutrition Centers, Inc., et al., Superior Court of California, County of Orange, 30-2010 00365988 (filed April 23, 2010);

  •
  Ziomara Taveras, et al. v. General Nutrition Centers, Inc., et al., Superior Court of California, County of Orange, 30-2010 00367623 (filed April 29, 2010);

  •
  Kristina Vidrine v. GNC Corporation, et al., Court of Common Pleas Philadelphia County, 10-040463 (filed April 29, 2010);

  •
  Nicole Addison, et al. v. GNC Corporation, et al., Superior Court of California, County of Orange, 30-2010-00395135-CU-PL-CXC (filed July 30, 2010);

  •
  Wilbert Rankin, et al. v. GNC Corporation, et al., U.S. District Court, Northern District of Alabama, 10CV2361 (filed August 31, 2010);

  •
  Steven Goldstein, et al. v. Iovate Health Sciences Group, et al., Superior Court of California, County of Los Angeles, BC445525 (filed September 16, 2010);

  •
  Andrea Saunders v. GNC Corporation, et al., Court of Common Pleas Philadelphia County, 10-0603308 (Amended Complaint filed on or after August 18, 2010);

  •
  Miguel Rivera v. Iovate Health Sciences Group, et al., Superior Court of California, County of Orange, 30-2010-00411926-CU-PL-CXC (filed September 27, 2010);

  •
  Velma J. Carter, et al. v. Muscletech Research and Development, Inc., et al., U.S. District Court, Northern District of Alabama, 10CV2655 (filed September 27, 2010);

  •
  Barbra Muza v. General Nutrition Centers, Inc., Court of Common Pleas Allegheny County, GD-10-21510 (filed November 18, 2010);

  •
  Carla M. Benson GNC Corporation, et al., Court of Common Pleas Philadelphia County, 10-1104602 (filed December 3, 2010);

  •
  Michael Moran, et al. v. Iovate Health Sciences Group, et al., Superior Court of California, County of Los Angeles, BC449590; (filed November 16, 2010);

  •
  Diego Carlos, et al. v. Iovate Health Sciences Group, et al., Superior Court of California, County of Los Angeles, BC452019; (filed December 29, 2010);

  •
  Jonathan Pugh, et al. v. Muscletech Research and Development, Inc., et al., U.S. District Court, Northern District of Alabama, 10CV3611 (filed December 29, 2010);

  •
  Maurice Harris v. Iovate Health Sciences, et al., U.S. District Court, Southern District of New York, 10CV9698 (filed December 30, 2010);

  •
  Marek Kosciesza v. GNC Corporation, et al., Superior Court of New Jersey, Atlantic County, L-13-11mt (filed December 28, 2010);

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

  •
  Michelle Kowalski, et al. v. GNC Corporation, et al., Superior Court of California, County of Los Angeles, BC-460552 (filed April 29, 2011);

  •
  Jesse Lucero, et al. v. GNC Corporation, et al., Superior Court of California, County of Los Angeles, BC-460526 (filed April 29, 2011);

  •
  JT Sanders, et al. v. GNC Corporation, et al., Superior Court of California, County of Los Angeles, BC-460551 (filed April 29, 2011); and

  •
  Sean Sebastian Waters v. GNC, Inc., et al., Superior Court of New Jersey, Atlantic County, ATL-L- 00270510 (filed June 24, 2010 (GNC added to amended complaint on May 2, 2011)).

        The following six putative class actions generally include claims of consumer fraud, misrepresentation, strict liability and breach of warranty:

  •
  Andrew Dremak, et al. v. Iovate Health Sciences Group, Inc., et al., U.S. District Court, Southern District of California, 09CV1088 (filed May 19, 2009);

  •
  Enjoli Pennier, et al. v. Iovate Health Sciences, et al., U.S. District Court, Eastern District of Louisiana, 09CV3533 (filed May 13, 2009);

  •
  Alejandro M. Jimenez, et al. v. Iovate Health Sciences, Inc., et al., U.S. District Court, Eastern District of California, 09CV1473 (filed May 28, 2009);

  •
  Amy Baker, et al. v. Iovate Health Sciences USA, Inc., et al., U.S. District Court, Northern District of Alabama, 09CV872 (filed May 4, 2009);

  •
  Kyle Davis and Sara Carreon, et al. v. Iovate Health Sciences USA, Inc., et al., U.S. District Court, Northern District of Alabama, 09CV896 (filed May 7, 2009); and

  •
  Lenny Charles Gunn, Tonya Rhoden, and Nicholas Atelevich, et al., v. Iovate Health Sciences Group, Inc., et al., U.S. District Court, Southern District of California, 09CV2337 (filed October 24, 2009).

        By court order dated October 6, 2009, the United States Judicial Panel on Multidistrict Litigation consolidated pretrial proceedings of many of the pending actions (including the above-listed GNC class actions) in the Southern District of California (In re: Hydroxycut Marketing and Sales Practices Litigation, MDL No. 2087). Any liabilities that may arise from these matters are not probable or reasonably estimable at this time.

Item 4.    MINE SAFETY DISCLOSURES

        This Item 4 is not applicable.

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF SECURITIES.

Market Information

        Since March 31, 2011, the Class A common stock has been traded on the NYSE under the symbol "GNC." As of February 15, 2012, there were 103,832,767 shares of Class A common stock outstanding, 2,060,178 shares of Class B common stock outstanding, the closing price of the Class A common stock was $30.00 per share, and we had approximately 62 stockholders of record (including 46 holders of restricted stock).

        The following table presents the high and low sales prices by quarter for the Class A common stock, as reported by the NYSE:

2011 Quarter ended:	High	Low
June 30	$22.43	$16.08
September 30	$26.48	$19.72
December 31	$29.50	$19.52

Dividends

        Prior to the consummation of the IPO, OTPP, as the holder of Class B common stock, was entitled to receive ratably an annual special dividend payment equal to an aggregate amount of $750,000 per year when, as and if declared by the Board, for a period of ten years commencing on March 16, 2007 (the "Special Dividend Period"). The special dividend payment was payable in equal quarterly installments on the first day of each quarter commencing on April 1, 2007. For our fiscal years ended December 31, 2011 and 2010, $187,500 and $750,000, respectively, was paid to OTPP as a special dividend pursuant to the obligations under the Class B common stock.

        Upon the consummation of the IPO, OTPP's right to receive the special dividend payments was terminated and OTPP received, in lieu of quarterly special dividend payments during the remainder of the Special Dividend Period, an automatic payment equal to the net present value of the aggregate amount of quarterly special dividend payments that would have been payable to OTPP during the remainder of the Special Dividend Period, calculated in good faith by the Board. The amount of such payment was $5.6 million. No further special dividend payments will be made.

        There were no dividends declared on the Class A common stock for our fiscal years ended December 31, 2011 or 2010.

        On February 15, 2012, the Board authorized and declared a cash dividend for the first quarter of 2012 of $0.11 per share of common stock, payable on or about March 30, 2012 to stockholders of record as of the close of business on March 15, 2012. We currently intend to pay regular quarterly dividends; however, the declaration of such future dividends and the establishment of the per share amount, record dates and payment dates for such future dividends are subject to the final determination and approval of the Board and will depend on many factors, including, without limitation, our financial condition, future earnings and cash flows, legal requirements, taxes and any other factors that the Board deems relevant.

Securities Authorized for Issuance under Equity Compensation Plans

        The following table sets forth information regarding outstanding option awards and shares remaining available for future issuance under each of the GNC Acquisition Holdings Inc. 2007 Stock Incentive Plan

(the "2007 Stock Plan") and the GNC Holdings, Inc. 2011 Stock and Incentive Plan (the "2011 Stock Plan") as of December 31, 2011:

Plan Category(1)	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
2007 Stock Plan	4,698,105	$7.24	—
2011 Stock Plan	1,974,949	$21.50	6,276,436	(2)(3)

Total	6,673,054	$11.46	6,276,436

(1)
The 2007 Stock Plan and 2011 Stock Plan are the only equity compensation plans that we have adopted, and each of 2007 Stock Plan and 2011 Stock Plan has been approved by our stockholders.

(2)
Excludes 1,974,949 outstanding stock options as set forth in the first column and 138,119 shares of outstanding restricted stock.

(3)
Up to 8,500,000 shares of Class A common stock may be issued under the 2011 Stock Plan (subject to adjustment to reflect certain transactions and events specified in the 2011 Stock Plan for any award grant). If any award granted under the 2011 Stock Plan expires, terminates or is cancelled without having been exercised in full, the number of shares underlying such unexercised award will again become available for issuance under the 2011 Stock Plan. The total number of shares of Class A common stock available for awards under the 2011 Stock Plan will be reduced by (i) the total number of stock options or stock appreciation rights exercised, regardless of whether any of the shares of Class A common stock underlying such awards are not actually issued to the participant as the result of a net settlement and (ii) any shares of Class A common stock used to pay any exercise price or tax withholding obligation. In addition, the number of shares of Class A common stock that are subject to restricted stock, performance shares or other stock-based awards that are not subject to the appreciation of the value of a share of Class A common stock ("Full Share Awards") is limited by counting shares granted pursuant to such Full Share Awards against the aggregate share reserve as 1.8 shares for every share granted. If any stock option, stock appreciation right or other stock-based award that is not a Full Share Award is cancelled, expires or terminates unexercised for any reason, the shares covered by such awards will again be available for issuance under the 2011 Stock Plan. If any shares of Class A common stock that are subject to Full Share Awards are forfeited for any reason, 1.8 shares of Class A common stock will again be available for issuance under the 2011 Stock Plan.

Issuer Purchases of Equity Securities

        The following table sets forth information regarding our purchases of shares of Class A common stock during the quarter ended December 31, 2011:

Period(1)	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased under the Plans or Programs(2)
December 1 to December 31, 2011	2,195,677	$28.05	2,195,677	204,323

Total	2,195,677	$28.05	2,195,677	204,323

(1)
Other than as set forth in the table above, we made no purchases of shares of Class A common stock for the quarter ended December 31, 2011.

(2)
On December 8, 2011, we announced the approval of a share repurchase program pursuant to which we were authorized to purchase 2.4 million shares of Class A common stock. We concluded such share repurchase program in January 2012.

        In February 2012, the Board authorized a new share repurchase program pursuant to which Holdings may purchase up to 1.0 million shares of Class A common stock over the forthcoming year.

Stock Performance Graph

        The line graph below compares the cumulative total stockholder return on the Class A common stock with the S&P Retail Index ("RLX") and the S&P 500 Index ("SPI") for the period from the completion of our IPO on April 6, 2011 through December 31, 2011. The graph assumes an investment of $100 made at the closing of trading on April 6, 2011 in (i) the Class A common stock, (ii) the stocks comprising the RLX and (iii) the stocks comprising the SPI. All values assume reinvestment of the full amount of all dividends, if any, into additional shares of the same class of equity securities at the frequency with which dividends were paid on such securities during the applicable time period. The stock price performance included in the line graph below is not necessarily indicative of future stock price performance.

Recent Sales of Unregistered Securities

        During the past three years, we sold unregistered securities to a limited number of persons, as described below. None of these transactions involved underwriters, underwriting discounts or commissions, or any public offering, and we believe that each transaction was exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof or Rule 701 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") pursuant to compensatory benefit plans and contracts relating to compensation as provided under such Rule 701.

  •
  On March 29, 2010, Richard D. Innes, in connection with his resignation as one of our directors, purchased 14,470 shares of Class A common stock at a price of $6.25 per share for an aggregate purchase price of $90,438.

  •
  On September 8, 2010, David Berg exercised options to purchase (i) 13,876 shares of Class A common stock at an exercise price of $7.91 per share and (ii) 4,749 shares of Series A preferred stock at an exercise price of $5.00 per share plus accrued and unpaid dividends through September 7, 2010 for an aggregate purchase price of $143,240.

  •
  From January 1, 2009 through July 14, 2010, we granted to certain of our directors and employees options to purchase up to an aggregate of 1,486,850 shares of Class A common stock under the 2007 Stock Plan, at exercise prices ranging from $7.70 to $16.63 per share.

  •
  On March 31, 2011, we granted to certain of our directors and our Chief Executive Officer options to purchase up to an aggregate of 570,000 shares of Class A common stock under the 2011 Stock Plan, at exercise prices ranging from $16.00 to $24.00 per share.

Item 6.    SELECTED FINANCIAL DATA.

        The selected consolidated financial data presented below as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009 are derived from our audited consolidated financial statements and footnotes included in this Annual Report. The selected consolidated financial data presented below as of December 31, 2009, 2008 and for the periods from March 16, 2007 to December 31, 2007 (the "2007 Successor Period" and, collectively with the years ended December 31, 2010, 2009 and 2008, the "Successor Periods") and from January 1, 2007 to March 15, 2007, are derived from our audited consolidated financial statements and footnotes, which are not included in this Annual Report. The selected consolidated financial data for the period January 1, 2007 to March 15, 2007 represent the period during which GNC Parent Corporation was owned by an investment fund managed by Apollo.

        GNC Acquisition Inc., a wholly owned subsidiary of Holdings, completed the Merger with GNC Parent Corporation on March 16, 2007. As a result of the Merger, the consolidated statement of operations for the 2007 Successor Period includes the following: interest and amortization expense resulting from the incurrence of indebtedness under our Old Senior Credit Facility (as defined below), the Senior Notes (as defined below) and the Senior Subordinated Notes (as defined below) in connection with the Merger; and amortization of intangible assets related to the Merger. Further, as a result of purchase accounting, the fair values of our assets on the date of the Merger became their new cost basis.

        You should read the following financial information together with the information under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited consolidated financial statements and their related notes.

	Successor					Predecessor
(dollars in millions, except per share data)	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008	March 16- December 31, 2007	January 1- March 15, 2007
Statement of Operations Data:
Revenue:
Retail	$1,518.5	$1,344.4	$1,256.3	$1,219.3	$909.3	$259.3
Franchising	334.8	293.6	264.2	258.0	193.9	47.2
Manufacturing/Wholesale	218.9	184.2	186.5	179.4	119.8	23.3

Total revenue	2,072.2	1,822.2	1,707.0	1,656.7	1,223.0	329.8
Cost of sales, including costs of warehousing, distribution and occupancy	1,318.4	1,179.9	1,116.4	1,082.6	814.2	212.2

Gross profit	753.8	642.3	590.6	574.1	408.8	117.6
Compensation and related benefits	291.3	273.8	263.0	249.8	195.8	64.3
Advertising and promotion	52.9	51.7	50.0	55.1	35.0	20.5
Other selling, general and administrative	113.5	100.7	96.7	98.9	71.5	17.6
Foreign currency (gain) loss	0.1	(0.3)	(0.1)	0.7	(0.4)	(0.2)
Transaction and strategic alternative related costs	13.5	4.0	—	—	—	34.6

Operating income (loss)	282.5	212.4	181.0	169.6	106.9	(19.2)
Interest expense, net	74.9	65.4	69.9	83.0	75.5	72.8

Income (loss) before income taxes	207.6	147.0	111.1	86.6	31.4	(92.0)
Income tax expense (benefit)	75.3	50.4	41.6	32.0	12.6	(21.6)

Net income (loss)	$132.3	$96.6	$69.5	$54.6	$18.8	$(70.4)

Weighted average shares outstanding (in thousands):
Basic	100,261	87,339	87,421	87,761	87,784	50,607
Diluted	103,010	88,917	87,859	87,787	87,784	50,607
Net income (loss) per share:
Basic	$1.27	$0.87	$0.58	$0.43	$0.08	$(1.39)
Diluted	$1.24	$0.85	$0.58	$0.43	$0.08	$(1.39)
Balance Sheet Data:
Cash and cash equivalents	$128.4	$193.9	$89.9	$44.3	$28.9
Working capital(1)	474.5	484.5	397.0	306.8	258.1
Total assets	2,429.6	2,425.1	2,318.1	2,293.8	2,239.6
Total current and non-current long-term debt	901.5	1,058.5	1,059.8	1,084.7	1,087.0
Preferred stock	—	218.4	197.7	179.3	162.2
Stockholder's equity	978.5	619.5	534.2	474.5	446.4
Statement of Cash Flows:
Net cash provided by (used in) operating activities	$174.7	$141.5	$114.0	$77.4	$92.0	$(67.5)
Net cash used in investing activities	(65.5)	(36.1)	(42.2)	(60.4)	(1,672.2)	(6.2)
Net cash (used in) provided by financing activities	(173.6)	(1.5)	(26.4)	(1.4)	1,598.7	58.7
Other Data:
Capital expenditures(2)	43.8	32.5	28.7	48.7	28.9	5.7

(1)
Working capital represents current assets less current liabilities.

(2)
Capital expenditures for the year ended December 31, 2008 include approximately $10.1 million incurred in conjunction with our store register upgrade program.

        The following table summarizes our stores for the periods indicated:

	Successor					Predecessor
	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008	March 16- December 31, 2007	January 1- March 15, 2007
Company-owned stores
Beginning of period balance	2,917	2,832	2,774	2,745	2,699	2,688
New store openings	145	101	45	71	64	18
Franchise conversions(a)	30	24	53	33	44	17
Store closings(b)	(46)	(40)	(40)	(75)	(62)	(24)

End of period balance	3,046	2,917	2,832	2,774	2,745	2,699

Franchised stores
Domestic
Beginning of period balance	903	909	954	978	1,022	1,046
Store openings(b)	63	42	31	41	16	4
Store closings(c)	(42)	(48)	(76)	(65)	(60)	(28)

End of period balance	924	903	909	954	978	1,022

International
Beginning of period balance	1,437	1,307	1,190	1,078	996	961
Store openings	195	232	187	198	115	44
Store closings	(42)	(102)	(70)	(86)	(33)	(9)

End of period balance	1,590	1,437	1,307	1,190	1,078	996

Store-within-a-store (Rite Aid)
Beginning of period balance	2,003	1,869	1,712	1,358	1,266	1,227
Store openings	127	150	177	401	101	39
Store closings	(5)	(16)	(20)	(47)	(9)	—

End of period balance	2,125	2,003	1,869	1,712	1,358	1,266

Total Stores	7,685	7,260	6,917	6,630	6,159	5,983

(a)
Stores that were acquired from franchisees and subsequently converted into company-owned stores.

(b)
Includes corporate store locations acquired by franchisees.

(c)
Includes franchise stores closed and acquired by us.

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        You should read the following discussion in conjunction with Item 6, "Selected Financial Data" and our audited consolidated financial statements and the related notes thereto. The discussion in this section contains forward-looking statements that involve risks and uncertainties. See Item 1A, "Risk Factors" in this Annual Report for a discussion of important factors that could cause actual results to differ materially from those described or implied by the forward-looking statements contained herein. We urge you to review the information set forth in "Forward Looking Statements" and Item 1A, "Risk Factors" included elsewhere in this Annual Report.

Business Overview

        We are a global specialty retailer of nutritional supplements, which include VMHS, sports nutrition products, diet products, and other wellness products. We derive our revenues principally from product sales through our company-owned stores and online through GNC.com and LuckyVitamin.com, domestic and international franchise activities and sales of products manufactured in our facilities to third parties. We sell products through a worldwide network of more than 7,600 locations operating under the GNC brand name.

Executive Overview

        In 2011, we continued to focus on achieving our five principal corporate goals: growing company-owned domestic retail earnings, growing company-owned domestic retail square footage, growing our international footprint, expanding our e-commerce business and further leveraging of the GNC brand. These goals are designed to drive both short-term and long-term financial results. The following are some of the results in 2011 from these efforts:

  •
  Our company-owned domestic same store sales increased by 10.1%, which includes a 37.3% increase from our GNC.com business.

  •
  We increased our company-owned domestic store count by 131 net new stores, or 4.8%.

  •
  Our retail segment sales increased by 13.0%, and operating income increased by 33.9%.

  •
  Total franchising revenue grew 14.0%, and operating income increased by 18.6%.

  •
  Domestic franchising revenue grew 11.5%, and we added 21 net new franchise stores.

  •
  International franchise revenue grew by 16.6%, as we added 153 net new franchise stores.

  •
  We began making wholesale sales in China through multiple retailers and other distribution channels.

  •
  We acquired LuckyVitamin.com in August 2011. LuckyVitamin.com generated $14.5 million of revenue in 2011 following the date of its acquisition.

  •
  We increased our sales in our wholesale/manufacturing segment by 18.8% through our new wholesale distribution channels, including Sam's Club and PetSmart, and increased third-party sales.

  •
  Consistent with our focus on communicating our core "Live Well" theme in both magazine and print, we expanded our marketing campaign to include a "best in class" theme. The campaign's branding images reflect our core customer—youthful, athletic, aspirational and goal oriented.

  •
  We generated 13.7% of total revenue growth which drove a 33.0% increase in total operating income. However, excluding certain expenses associated with the IPO, the Secondary Offering, executive severance and other strategic alternative costs, total operating income increased by 37.6% in 2011 compared to 2010.

        On March 4, 2011, Centers entered into a $1.2 billion term loan facility with a term of seven years (the "Term Loan Facility") and an $80.0 million revolving credit facility with a term of five years (the "Revolving Credit Facility" and, together with the Term Loan Facility, the "Senior Credit Facility"). Centers used a portion of the proceeds from the Term Loan Facility to refinance its former indebtedness, including all outstanding indebtedness under its former senior credit facility, consisting of a $675.0 million term loan facility (the "Old Term Loan Facility") and a $60.0 million senior revolving credit facility (the "Old Revolving Credit Facility" and, together with the Old Term Loan Facility, the "Old Senior Credit Facility"), the Senior Floating Rate Toggle Notes due 2014 (the "Senior Notes") and the Senior Subordinated Notes due 2015 (the "Senior Subordinated Notes"), and to pay related fees and expenses (collectively, the "Refinancing"). As of the date hereof, the Revolving Credit Facility remains undrawn. After giving effect to the Refinancing and based on the current LIBOR, we expect to incur approximately $42 million of interest expense per year.

        On April 6, 2011, we completed the IPO. We used the net proceeds from the IPO, together with cash on hand (including additional funds from the Refinancing), to redeem all of our outstanding Series A preferred stock, repay $300.0 million of outstanding borrowings under the Term Loan Facility and pay Sponsor-related obligations of approximately $11.1 million. During the fourth quarter of 2011, we completed the Secondary Offering pursuant to which certain of Holdings' stockholders sold 23.0 million shares of Class A common stock.

Revenues and Operating Performance from our Segments

        We measure our operating performance primarily through revenues and operating income from our three segments, Retail, Franchise and Manufacturing/Wholesale, and through the management of unallocated costs from our warehousing, distribution and corporate segments, as follows:

  •
  Retail:  We generate retail revenues by sales at our company-owned stores and online through GNC.com and LuckyVitamin.com. Although we believe that our retail and franchise businesses are not seasonal in nature, historically we have experienced, and expect to continue to experience, a variation in our net sales and operating results from quarter to quarter, with the first half of the year being stronger than the second half of the year. According to Nutrition Business Journal's Supplement Business Report 2011, our industry is expected to grow at an annual average rate of approximately 3.7% through 2017. As a leader in our industry, we expect our organic retail revenue to grow faster than the projected industry growth as a result of our disproportionate market share, scale economies in purchasing and advertising, strong brand awareness and vertical integration.

  •
  Franchise:  We generate franchise revenues primarily from:

  (1)
  product sales to our franchisees;

  (2)
  royalties on franchise retail sales; and

  (3)
  franchise fees, which we charge for initial franchise awards, renewals and transfers of franchises.

    Although we do not anticipate the number of our domestic franchise stores to grow substantially, we expect to achieve domestic franchise store revenue growth consistent with projected industry growth of approximately 3.7% through 2017, which we expect to generate from royalties on franchise retail sales and product sales to our existing franchisees. As a result of our efforts to expand our international presence and provisions in our international franchising agreements requiring franchisees to open additional stores, we have increased our international store base in recent periods and expect to continue to increase the number of our international franchise stores over the next five years. We believe this will result in additional franchise fees associated with new store openings and increased revenues from product sales to, and royalties from, new franchisees. As our existing international franchisees continue to open additional stores, we also anticipate that franchise revenue from international operations will be driven by increased product sales to, and royalties from, our franchisees. Since our international franchisees pay royalties to us in U.S. dollars, any strengthening of the U.S. dollar relative to our franchisees' local currency may offset some of the growth in royalty revenue.

  •
  Manufacturing/Wholesale:  We generate manufacturing/wholesale revenues through sales of manufactured products to third parties, generally for third-party private label brands, the sale of our proprietary and third-party products to and through Rite Aid and www.drugstore.com and the sale of our proprietary products to PetSmart and Sam's Club. We also record license fee revenue from the opening of franchise store-within-a-store locations within Rite Aid stores. Our revenues generated by our manufacturing and wholesale operations are subject to our available manufacturing capacity.

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

  •
  interest in, and demand for, condition-specific products based on scientific research may positively affect our operating performance if we can timely develop and offer such condition specific products;

  •
  the effects of favorable and unfavorable publicity on consumer demand with respect to the products we offer or the ingredients they contain or any similar products distributed by other companies may have similarly favorable or unfavorable effects on our operating performance;

  •
  a lack of long-term experience with human consumption of ingredients in some of our products could create uncertainties with respect to the health risks, if any, related to the consumption of such ingredients and negatively affect our operating performance;

  •
  increased costs associated with complying with new and existing governmental regulation and product recalls may negatively affect our operating performance; and

  •
  a decline in disposable income available to consumers may lead to a reduction in consumer spending and negatively affect our operating performance.

Results of Operations

        The following information presented as of December 31, 2011, 2010 and 2009 and for the years then ended was derived from our audited consolidated financial statements and accompanying notes.

        As discussed in Note 16, "Segments," to our audited consolidated financial statements, we evaluate segment operating results based on several indicators. The primary key performance indicators are revenues and operating income for each segment. Revenues and operating income or loss, as evaluated by management, exclude certain items that are managed at the consolidated level, such as warehousing and transportation costs, impairments and other corporate costs. The following discussion compares the revenues and the operating income by segment, as well as those items excluded from the segment totals.

        Same store sales growth reflects the percentage change in same store sales in the period presented compared to the prior year period. Same store sales are calculated on a daily basis for each store and exclude the net sales of a store for any period if the store was not open during the same period of the prior year. We also include our internet sales, as generated through GNC.com, LuckyVitamin.com and www.drugstore.com, in our company-owned domestic same store sales calculation. When a store's square footage has been changed as a result of reconfiguration or relocation in the same mall or shopping center, the store continues to be treated as a same store. If, during the period presented, a store was closed, relocated to a different mall or shopping center, or converted to a franchise store or a company-owned store, sales from that store up to and including the closing day or the day immediately preceding the relocation or conversion are included as same store sales as long as the store was open during the same period of the prior year. We exclude from the calculation sales during the period presented that occurred on or after the date of relocation to a different mall or shopping center or the date of a conversion.

Results of Operations
(Dollars in millions and percentages expressed as a percentage of total net revenue)

	Year Ended December 31,
	2011		2010		2009
Revenues:
Retail	$1,518.5	73.3%	$1,344.4	73.8%	$1,256.3	73.6%
Franchise	334.8	16.1%	293.6	16.1%	264.2	15.5%
Manufacturing / Wholesale:
Intersegment revenues(1)	224.1	10.8%	209.5	11.5%	201.3	11.8%
Third Party	218.9	10.6%	184.2	10.1%	186.5	10.9%

Subtotal Manufacturing / Wholesale	443.0	21.4%	393.7	213.6%	387.8	22.7%
Intersegment elimination(1)	(224.1)	-10.8%	(209.5)	-11.5%	(201.3)	-11.8%

Total revenues	2,072.2	100.0%	1,822.2	100.0%	1,707.0	100.0%
Operating expenses:
Cost of sales, including warehousing, distribution and occupancy costs	1,318.4	63.6%	1,179.9	64.8%	1,116.4	65.4%
Compensation and related benefits	291.3	14.1%	273.8	15.0%	263.0	15.4%
Advertising and promotion	52.9	2.5%	51.7	2.8%	50.0	2.9%
Other selling, general and administrative expenses	105.5	5.1%	92.9	5.1%	86.9	5.1%
Transaction and strategic alternative related costs	13.5	0.7%	4.0	0.2%	—	0.0%
Amortization expense	8.0	0.4%	7.8	0.4%	9.8	0.6%
Foreign currency gain (loss)	0.1	0.0%	(0.3)	0.0%	(0.1)	0.0%

Total operating expenses	1,789.7	86.4%	1,609.8	88.3%	1,526.0	89.4%
Operating income:
Retail	243.5	11.8%	181.9	10.0%	153.1	9.0%
Franchise	111.3	5.4%	93.8	5.1%	80.8	4.7%
Manufacturing / Wholesale	82.2	4.0%	69.4	3.8%	73.5	4.3%
Unallocated corporate and other costs:
Warehousing and distribution costs	(60.6)	-3.0%	(55.0)	-3.0%	(53.6)	-3.1%
Corporate costs	(80.4)	-3.9%	(73.7)	-4.0%	(72.8)	-4.3%
Transaction and strategic alternative related costs	(13.5)	-0.7%	(4.0)	-0.2%	—	0.0%

Subtotal unallocated corporate and other costs, net	(154.5)	-7.6%	(132.7)	-7.3%	(126.4)	-7.4%

Total operating income	282.5	13.6%	212.4	11.7%	181.0	10.6%
Interest expense, net	74.9		65.4		69.9

Income before income taxes	207.6		147.0		111.1
Income tax expense	75.3		50.4		41.6

Net income	$132.3		$96.6		$69.5

(1)
Intersegment revenues are eliminated from consolidated revenue.

Note: The numbers in the above table have been rounded. All calculations related to the Results of Operations for the year-over-year comparisons below were derived from unrounded data and could occasionally differ immaterially if you were to use the table above for these calculations.

Comparison of the Years Ended December 31, 2011 and 2010

Revenues

        Our consolidated net revenues increased $250.0 million, or 13.7%, to $2,072.2 million for the year ended December 31, 2011 compared to $1,822.2 million in 2010. The increase was the result of increased sales in each of our segments.

        Retail.    Revenues in our Retail segment increased $174.1 million, or 13.0%, to $1,518.5 million for the year ended December 31, 2011 compared to $1,344.4 million in 2010. Domestic retail revenue increased $156.2 million, representing a $125.5 million, or 10.1%, increase in our same store sales and a $30.7 million increase in our non-same store sales. The increase in domestic retail revenues was primarily due to sales increases in the sports nutrition and vitamin product categories, and also included an increase in sales from GNC.com of $22.1 million, or 37.3%, to $81.1 million in 2011 compared to $59.0 million for 2010. Sales from LuckyVitamin.com contributed $14.5 million to the increase in revenue. Canadian same store and non same store sales were flat in local currency for 2011 compared to 2010, but increased by $3.4 million in U.S. dollars. Our company-owned store base increased by 131 domestic stores to 2,879 at December 31, 2011 compared to 2,748 at December 31, 2010, due to new store openings and franchise store acquisitions. Our Canadian store base decreased by 2 stores, with 167 stores at December 31, 2011 compared to 169 stores at December 31, 2010.

        Franchise.    Revenues in our Franchise segment increased $41.2 million, or 14.0%, to $334.8 million for the year ended December 31, 2011 compared to $293.6 million in 2010. Domestic franchise revenues increased $21.5 million to $207.3 million for the year ended December 31, 2011 compared to $185.9 million in 2010, primarily due to higher wholesale revenues, royalties and fees. Our domestic franchise same store sales for the year ended December 31, 2011 increased by 7.0% from 2010. There were 924 domestic franchise stores at December 31, 2011 compared to 903 stores at December 31, 2010. International franchise revenue increased by $17.8 million, to $125.5 million for the year ended December 31, 2011 from $107.6 million in 2010, primarily as a result of increases in product sales, royalties and fees. Our international franchise store base increased by 153 stores to 1,590 at December 31, 2011 compared to 1,437 at December 31, 2010.

        Manufacturing/Wholesale.    Revenues in our Manufacturing/Wholesale segment, which includes third-party sales from our manufacturing facilities in South Carolina, as well as wholesale sales to Rite Aid, PetSmart, Sam's Club and www.drugstore.com, increased by $34.7 million, or 18.8%, to $218.9 million for the year ended December 31, 2011 compared to $184.2 million in 2010. Third party contract manufacturing sales from our South Carolina manufacturing plant increased by $13.4 million, or 12.8%, to $118.2 for the year ended December 31, 2011 compared to 2010.

Cost of Sales

        Cost of sales, which includes product costs, costs of warehousing and distribution and occupancy costs, increased $138.5 million, or 11.7%, to $1,318.4 million for the year ended December 31, 2011 compared to $1,179.9 million in 2010. Cost of sales, as a percentage of net revenue, was 63.6% and 64.8% for the year ended December 31, 2011 and 2010, respectively. The increase in cost of sales was primarily due to higher sales volumes and store counts.

Selling, General and Administrative ("SG&A") Expenses

        SG&A expenses, including compensation and related benefits, advertising and promotion expense, other SG&A expenses, amortization expense and transaction and strategic alternative related costs, increased $41.0 million, or 9.5%, to $471.2 million, for the year ended December 31, 2011 compared to $430.2 million in 2010. These expenses, as a percentage of net revenue, were 22.7% for the year ended December 31, 2011 compared to 23.6% in 2010.

        Compensation and related benefits.    Compensation and related benefits increased $17.5 million, or 6.4%, to $291.3 million for the year December 31, 2011 compared to $273.8 million in 2010. The increase was due primarily to our increased store base and sales volume, and executive severance of $3.5 million.

        Advertising and promotion.    Advertising and promotion expenses increased $1.2 million, or 2.4%, to $52.9 million for the year ended December 31, 2011 compared to $51.7 million in 2010. The increase in advertising and promotion expense was primarily the result of an increase in in-store marketing.

        Other SG&A.    Other SG&A expenses, including amortization expense, increased $12.8 million, or 12.9%, to $113.5 million for the year ended December 31, 2011 compared to $100.7 million in 2010. This increase was due to increases in credit card fees, third-party sales commissions, bad debt expense, legal expenses, settlement expenses and other SG&A expenses.

        Transaction and strategic alternative related costs.    For the year ended December 31, 2011, we incurred $13.5 million of expenses principally related to the IPO and the Secondary Offering. These primarily consisted of a payment of $11.1 million for the termination of Sponsor-related obligations and other costs of $2.4 million. In 2010, we incurred $4.0 million of expenses principally related to the exploration of strategic alternatives.

Foreign Currency (Gain) Loss

        Foreign currency (gain) loss for the years ended December 31, 2011 and 2010 resulted primarily from accounts payable activity with our Canadian subsidiary.

Operating Income

        As a result of the foregoing, consolidated operating income increased $70.1 million, or 33.0%, to $282.5 million for the year ended December 31, 2011 compared to $212.4 million in 2010. Operating income, as a percentage of net revenue, was 13.6% and 11.7% for the years ended December 31, 2011 and 2010, respectively. Excluding transaction related expenses and executive severance expense, operating income was $299.5 million, or 14.5% of revenue, for the year ended December 31, 2011.

        Retail.    Operating income increased $61.6 million, or 33.9%, to $243.5 million for the year ended December 31, 2011 compared to $181.9 million in 2010. The increase was due to higher margin on increased sales, partially offset by increases in wages and other selling expenses.

        Franchise.    Operating income increased $17.5 million, or 18.6%, to $111.3 million for the year ended December 31, 2011 compared to $93.8 million in 2010. The increase was due to increased wholesale product sales and royalty income.

        Manufacturing/Wholesale.    Operating income increased $12.8 million, or 18.4%, to $82.2 million for the year ended December 31, 2011 compared to $69.4 million in 2010. This was primarily due to higher revenue from third party manufacturing contracts and contributions from new wholesale customers.

        Warehousing and distribution costs.    Unallocated warehousing and distribution costs increased $5.6 million, or 10.1%, to $60.6 million for the year ended December 31, 2011 compared to $55.0 million in 2010. This increase was primarily due to higher fuel costs and increased wages to support higher sales volumes.

        Corporate costs.    Corporate overhead costs increased $6.7 million, or 9.1%, to $80.4 million for the year ended December 31, 2011 compared to $73.7 million in 2010. This increase was due to increases in executive severance expense of $3.5 million and other SG&A expenses.

        Transaction and strategic alternative related costs.    Transaction and strategic alternative related costs were $13.5 million for the year ended December 31, 2011. These primarily consisted of a payment of $11.1 million for termination of Sponsor-related obligations and other costs of $2.4 million. In 2010, we incurred $4.0 million of expenses principally related to the exploration of strategic alternatives.

Interest Expense

        Interest expense increased $9.5 million, or 14.6%, to $74.9 million for the year ended December 31, 2011 compared to $65.4 million in 2010. This increase included $23.2 million related to the Refinancing: $5.8 million related to the termination of interest rate swaps, $13.4 million of deferred financing fees related to former indebtedness, $1.6 million in original issue discount related to the Senior Subordinated Notes and $2.4 million related to the defeasance of the Senior Notes and Senior Subordinated Notes. Additionally, we recognized $4.9 million of original issue discount and deferred financing fees expense related to the $300.0 million pay down of debt in connection with the IPO. The increase was partially offset by a decrease in overall interest rates and outstanding indebtedness.

Income Tax Expense

        We recognized $75.3 million (or 36.3% of pre-tax income) of income tax expense for the year ended December 31, 2011 compared to $50.4 million (or 34.3% of pre-tax income) in 2010. The 2011 income tax expense includes $2.3 million, or 1.5% of pretax income, related to non-deductible costs. Income tax expense for the years ended December 31, 2011 and 2010 was reduced by valuation allowance adjustments of $1.5 million and $3.1 million, respectively. These valuation allowance adjustments reflected a change in circumstances that caused a change in judgment about the realizability of certain deferred tax assets related to state net operating losses. Also, for 2011, income tax expense was favorably impacted by $2.6 million related to non-recurring tax credits.

Net Income

        As a result of the foregoing, consolidated net income increased $35.7 million, or 37.0%, to $132.3 million for the year ended December 31, 2011 compared to $96.6 million in 2010. Net income for the year ended December 31, 2011 includes $31.2 million of transaction related expense, net of tax effect, related to the Refinancing, the IPO, the Secondary Offering and executive severance. For the year ended December 31, 2011, excluding transaction related expenses related to the Refinancing, the IPO, the Secondary Offering, and executive severance, net income, net of tax effect, was $163.5 million.

Comparison of the Years Ended December 31, 2010 and 2009

Revenues

        Our consolidated net revenues increased $115.2 million, or 6.7%, to $1,822.2 million for the year ended December 31, 2010 compared to $1,707.0 million in 2009. The increase was the result of increased sales in our Retail and Franchise segments, partially offset by a decline in our Manufacturing/Wholesale segment.

        Retail.    Revenues in our Retail segment increased $88.1 million, or 7.0%, to $1,344.4 million for the year ended December 31, 2010 compared to $1,256.3 million in 2009. Domestic retail revenue increased $64.8 million as a result of an increase in our same store sales and $17.1 million in our non-same store sales. The same store sales increase includes GNC.com revenue, which increased $12.2 million, or 26.2%, to $59.0 million, compared to $46.8 million in 2009. Sales increases occurred primarily in the vitamin and sports nutrition categories. Our company-owned domestic same store sales, including our internet sales, improved by 5.6% in 2010 compared to 2009. Canadian retail revenue increased by $6.1 million in U.S. dollars. In local currency, Canadian retail revenue declined by CAD $3.3 million. This decline was primarily a result of a CAD $5.6 million, or 5.7%, decline in company-owned same store sales, partially offset by an increase of CAD $2.3 million in non-same store sales. Our company-owned store base increased by 83 domestic stores to 2,748 compared to 2,665 at December 31, 2009, primarily due to new store openings and franchise store acquisitions, and by two Canadian stores to 169 at December 31, 2010 compared to 167 at December 31, 2009.

        Franchise.    Revenues in our Franchise segment increased $29.4 million, or 11.1%, to $293.6 million for the year ended December 31, 2010 compared to $264.2 million in 2009. Domestic franchise revenue increased by $7.2 million, or 4.0%, to $185.9 million in 2010, compared to $178.7 million in 2009, primarily due to higher wholesale revenues and fees. There were 903 stores at December 31, 2010 compared to 909 stores at December 31, 2009. International franchise revenue increased by $22.2 million, or 25.8%, to

$107.6 million in 2010, compared to $85.5 million in 2009, primarily the result of increases in product sales and royalties. Our international franchise store base increased by 130 stores to 1,437 at December 31, 2010 compared to 1,307 at December 31, 2009.

        Manufacturing/Wholesale.    Revenues in our Manufacturing/Wholesale segment, which includes third-party sales from our manufacturing facility in South Carolina, as well as wholesale sales to Rite Aid, www.drugstore.com and PetSmart, decreased $2.3 million, or 1.2%, to $184.2 million for the year ended December 31, 2010 compared to $186.5 million in 2009. Third-party sales decreased in the South Carolina manufacturing plant by $15.3 million due primarily to our transition from low margin commodity products to higher margin, specialty product contracts and other revenue decreased by $1.1 million. This was partially offset by an increase in wholesale revenue of $14.1 million.

Cost of Sales

        Cost of sales, which includes product costs, costs of warehousing and distribution and occupancy costs, increased $63.5 million, or 5.7%, to $1,179.9 million for the year ended December 31, 2010 compared to $1,116.4 million in 2009. Cost of sales, as a percentage of net revenue, was 64.8% for the year ended December 31, 2010 compared to 65.4% for the year ended December 31, 2009. Cost of sales increased primarily due to higher sales volumes, higher lease related costs as a result of operating 85 more stores at December 31, 2010 than 2009, and higher fulfillment costs related to increased web sales.

Selling, General and Administrative Expenses

        Our consolidated SG&A expenses, including compensation and related benefits, advertising and promotion expense, other SG&A expenses and amortization expense, increased $20.5 million, or 5.1%, to $430.2 million, for the year ended December 31, 2010 compared to $409.7 million in 2009. These expenses, as a percentage of net revenue, were 23.6% for the year ended December 31, 2010 compared to 24.0% for the year ended December 31, 2009.

        Compensation and related benefits.    Compensation and related benefits increased $10.8 million, or 4.1%, to $273.8 million for the year ended December 31, 2010 compared to $263.0 million in 2009. The increase was due primarily to support our increased store base and sales volume.

        Advertising and promotion.    Advertising and promotion expenses increased $1.7 million, or 3.4%, to $51.7 million in 2010 compared to $50.0 million in 2009. Advertising expense increased primarily as a result of increases in media and production costs of $1.4 million, in store signage costs of $1.3 million and other advertising costs of $0.9 million, partially offset by decreases in print advertising costs of $1.9 million.

        Other SG&A.    Other SG&A expenses, including amortization expense, increased $4.0 million, or 4.1%, to $100.7 million for the year ended December 31, 2010 compared to $96.7 million for the year ended December 31, 2009. Increases in other SG&A expenses included telecom expenses, commissions, credit card fees and other expense. These were partially offset by decreases in amortization and depreciation expenses and bad debt expense.

        Transaction and strategic alternative related costs.    In addition to the above, we incurred $4.0 million of expenses principally related to the exploration of strategic alternatives.

Foreign Currency (Loss) Gain

        Foreign currency (loss) gain for the years ended December 31, 2010 and 2009 resulted primarily from accounts payable activity with our Canadian subsidiary.

Operating Income

        As a result of the foregoing, consolidated operating income increased $31.4 million, or 17.3%, to $212.4 million for the year ended December 31, 2010 compared to $181.0 million in 2009. Operating income, as a percentage of net revenue, was 11.7% and 10.6% for the years ended December 31, 2010 and 2009, respectively.

        Retail.    Operating income increased $28.8 million, or 18.8%, to $181.9 million for the year ended December 31, 2010 compared to $153.1 million in 2009. The increase was primarily the result of higher dollar margins on increased sales volumes offset by increases in occupancy costs, compensation costs and other SG&A expenses.

        Franchise.    Operating income increased $13.0 million, or 16.1%, to $93.8 million for the year ended December 31, 2010 compared to $80.8 million in 2009. This increase was due to increases in royalty income, franchise fees, higher dollar margins on increased product sales to franchisees and reductions in bad debt expenses and amortization expense.

        Manufacturing/Wholesale.    Operating income decreased $4.1 million, or 5.6%, to $69.4 million for the year ended December 31, 2010 compared to $73.5 million in 2009. This decrease was primarily the result of lower dollar margins on decreased sales volumes from our South Carolina manufacturing facility.

        Warehousing and Distribution Costs.    Unallocated warehousing and distribution costs increased $1.4 million, or 2.6%, to $55.0 million for the year ended December 31, 2010 compared to $53.6 million in 2009. The increase in costs was primarily due to increases in distribution wages and fuel costs.

        Corporate Costs.    Corporate overhead costs increased $4.9 million, or 6.7%, to $77.7 million for the year ended December 31, 2010 compared to $72.8 million in 2009. This increase was due to increases in compensation expenses, incentives and health insurance costs offset by decreases in other SG&A expenses.

        Transaction and strategic alternative related costs.    Transaction and strategic alternative related costs were $4.0 million of expenses principally related to the exploration of strategic alternatives for the year ended December 31, 2010.

Interest Expense

        Interest expense decreased $4.5 million, or 6.4%, to $65.4 million for the year ended December 31, 2010 compared to $69.9 million in 2009. This decrease was primarily attributable to decreases in interest rates on the variable portion of our debt in 2010 compared to 2009.

Income Tax Expense

        We recognized $50.4 million of income tax expense (or 34.3% of pre-tax income) during the year ended December 31, 2010 compared to $41.6 million (or 37.4% of pre-tax income) in 2009. In 2010, we recorded a valuation allowance adjustment of $3.1 million, which reduced income tax expense. This valuation allowance adjustment reflected a change in circumstances that caused a change in judgment about the realizability of certain deferred tax assets related to state net operating losses. As a result of being able to fully utilize our remaining federal net operating losses in 2009, we were able to realize additional federal income tax benefits in 2010 related to certain federal tax credits and incentives.

Net Income

        As a result of the foregoing, consolidated net income increased $27.1 million to $96.6 million for the year ended December 31, 2010 compared to $69.5 million in 2009.

Liquidity and Capital Resources

        At December 31, 2011, we had $128.4 million in cash and cash equivalents and $474.5 million in working capital, compared with $193.9 million in cash and cash equivalents and $484.5 million in working capital at December 31, 2010. The $10.0 million decrease in our working capital was primarily due to a decrease in cash related to our repurchase of an aggregate of $61.6 million in shares of Class A common stock under a stock repurchase program and repayment of indebtedness in connection with the IPO.

        At December 31, 2010, we had $193.9 million in cash and cash equivalents and $484.5 million in working capital, compared to $89.9 million in cash and cash equivalents and $397.0 million in working capital at December 31, 2009. The $87.5 million increase in our working capital was primarily due to the increase in cash resulting from the increase in our net income.

        We expect to fund our operations through internally generated cash and, if necessary, from borrowings under the Revolving Credit Facility. At December 31, 2011, we had $72.0 million available under the Revolving Credit Facility, after giving effect to $8.0 million utilized to secure letters of credit.

        We expect that our primary uses of cash in the near future will be for capital expenditures, working capital requirements, repurchase of additional shares of Class A common stock under repurchase programs and funding any quarterly dividends to stockholders that are approved by the Board.

        We currently anticipate that cash generated from operations, together with amounts available under the Revolving Credit Facility, will be sufficient for the term of the Revolving Credit Facility, which matures on March 15, 2016, to meet our operating expenses and capital expenditures as they become due. Due to the repayment of $300.0 million of indebtedness under the Term Loan Facility in 2011 with a portion of the proceeds from the IPO, no payments are due under the Term Loan Facility until 2018. Our ability to make scheduled payments of principal on, to pay interest on or to refinance our debt and to satisfy our other debt obligations will depend on our future operating performance, which will be affected by general economic, financial and other factors beyond our control. We are currently in compliance with our debt covenant reporting and compliance obligations under the Senior Credit Facility.

Cash Provided by Operating Activities

        Cash provided by operating activities was $174.7 million, $141.5 million and $114.0 million during the years ended December 31, 2011, 2010 and 2009, respectively. The increases from each of 2009 to 2010 to 2011 was primarily due to an increase in net income. Net income increased $35.8 million in 2011 compared to 2010. Net income increased $27.0 million in 2010 compared to 2009.

        For the year ended December 31, 2011, inventory increased $56.9 million compared to 2010 as a result of increases in our finished goods. Accounts payable increased $23.2 million due to the increase in inventory and timing of payments. Accounts receivable increased $13.2 million, primarily due to increased sales to franchisees. Accrued liabilities increased by $12.3 million, primarily due to increased deferred revenue.

        In 2010, inventory increased $26.3 million compared to 2009 as a result of increases in our finished goods. Accounts receivable increased $9.6 million, primarily due to increased sales to franchisees. Accrued liabilities increased by $9.9 million, primarily due to increased deferred revenue.

Cash Used in Investing Activities

        We used cash from investing activities of $65.5 million, $36.1 million and $42.2 million for the years ended December 31, 2011, 2010 and 2009, respectively. Capital expenditures, which were primarily for improvements to our retail stores and our South Carolina manufacturing facility, were $43.8 million, $32.5 million and $28.7 million for the years ended December 31, 2011, 2010 and 2009, respectively. Also in 2011, we spent $19.8 million related to the acquisition of LuckyVitamin.com.

        Our capital expenditures typically consist of new stores, certain periodic updates in our company-owned stores and ongoing upgrades and improvements to our manufacturing facilities and information technology systems.

        In each of 2012 and 2013, we expect our capital expenditures to be approximately $50 million, which includes costs associated with growing our domestic square footage. We anticipate funding our 2012 capital requirements with cash flows from operations and, if necessary, borrowings under the Revolving Credit Facility.

Cash Used in Financing Activities

        For the year ended December 31, 2011, we used cash of $173.6 million, primarily due to repayment of indebtedness in connection with each of the Refinancing and the IPO. We borrowed $1,196.2 million under the Senior Credit Facility, repaid $1,056.0 million of indebtedness and paid $17.3 million in fees in connection with the Refinancing. We received net proceeds from the IPO of $237.3 million and used these proceeds, together with cash on hand, to redeem all of our outstanding Series A Preferred Stock and repay $300.0 million of indebtedness under the Senior Credit Facility. Additionally, we repurchased an aggregate of $61.6 million in shares of Class A common stock under a share repurchase program. Also, we received $51.0 million of proceeds from exercised options, including the associated tax benefit.

        For the years ended December 31, 2010 and 2009, we used cash of $1.7 million and $25.3 million, respectively for payments on long-term debt.

        The following is a summary of our debt:

        Senior Credit Facility.    On March 4, 2011, Centers entered into the Senior Credit Facility, consisting of the Term Loan Facility and the Revolving Credit Facility. As of December 31, 2011, we believe that we are in compliance with all covenants under the Senior Credit Facility. As of December 31, 2011, $8.0 million of the Revolving Credit Facility was pledged to secure letters of credit. The Senior Credit Facility permits us to prepay a portion or all of the outstanding balance without incurring penalties (except London Interbank Offering ("LIBO") Rate breakage costs). GNC Corporation, our indirect wholly owned subsidiary ("GNC Corporation"), and Centers' existing and future domestic subsidiaries have guaranteed Centers' obligations under the Senior Credit Facility. In addition, the Senior Credit Facility is collateralized by first priority pledges (subject to permitted liens) of Centers' equity interests and the equity interests of Centers' domestic subsidiaries.

        All borrowings under the Term Loan Facility and, initially, borrowings under the Revolving Credit Facility, bear interest, at our option, at a rate per annum equal to (A) the sum of (i) the greatest of (a) the prime rate (as publicly announced by JPMorgan Chase Bank, N.A. as its prime rate in effect), (b) the federal funds effective rate plus 0.50%, (c) one month adjusted LIBOR plus 1.0% and (d) 2.25% plus (ii) the applicable margin of 2.0% or (B) the sum of (i) the greater of (a) adjusted LIBOR or (b) 1.25% plus (ii) the applicable margin of 3.0%. Effective on and after the first date on which quarterly financial statements are delivered to the lenders pursuant to the Senior Credit Facility following the first full quarter ending six months after the closing date of the Senior Credit Facility, borrowings under the Revolving Credit Facility shall have an applicable margin of 1.75% for ABR Loans and 2.75% for Eurodollar Loans provided our consolidated net senior secured leverage ratio is not greater than 3.25 to 1.00 and no event of default exists. In addition to paying interest on outstanding principal under the Senior Credit Facility, we are required to pay a commitment fee to the lenders under the Revolving Credit Facility in respect of unutilized revolving loan commitments at a rate of 0.50% per annum, as well as letter of credit fees of 3.0% to lenders and 0.25% to the issuing bank.

        In connection with the Refinancing, Centers used a portion of the net proceeds from the Term Loan Facility to refinance its former indebtedness, including all outstanding indebtedness under the Old Senior Credit Facility, the Senior Notes and the Senior Subordinated Notes.

        Old Senior Credit Facility.    The Old Senior Credit Facility consisted of the Old Term Loan Facility and the Old Revolving Credit Facility. As of December 31, 2010, $8.8 million was pledged to secure letters of credit. The Old Senior Credit Facility permitted us to prepay a portion or all of the outstanding balance without incurring penalties (except LIBOR breakage costs). GNC Corporation and Centers' then existing indirect domestic subsidiaries guaranteed Centers' obligations under the Old Senior Credit Facility. In addition, the Old Senior Credit Facility was collateralized by first priority pledges (subject to permitted liens) of Centers' equity interests and the equity interests of Centers' domestic subsidiaries.

        All borrowings under the Old Senior Credit Facility bore interest, at our option, at a rate per annum equal to (i) the higher of (x) the prime rate (as publicly announced by JPMorgan Chase Bank, N.A. as its prime rate in effect) and (y) the federal funds effective rate, plus 0.50% per annum plus, at December 31, 2010, in each case, applicable margins of 1.25% per annum for the Old Term Loan Facility and 1.0% per annum for the Old Revolving Credit Facility or (ii) adjusted LIBOR plus 2.25% per annum for the Old Term Loan Facility and 2.0% per annum for the Old Revolving Credit Facility. In addition to paying interest on outstanding principal under the Old Senior Credit Facility, we were required to pay a commitment fee to the lenders under the Old Revolving Credit Facility in respect of unutilized revolving loan commitments at a rate of 0.50% per annum.

        Senior Notes.    In connection with the Merger, Centers completed a private offering of $300.0 million of its Senior Notes. Interest on the Senior Notes was payable semi-annually in arrears on March 15 and September 15 of each year. Interest on the Senior Notes accrued at a variable rate and was 5.8% at December 31, 2010. The Senior Notes were Centers' senior non-collateralized obligations and were effectively subordinated to all of Centers' existing collateralized debt, including the Old Senior Credit Facility, to the extent of the assets securing such debt, ranked equally with all of Centers' existing non-collateralized senior debt and ranked senior to all Centers' existing senior subordinated debt, including the Senior Subordinated Notes. The Senior Notes were guaranteed on a senior non-collateralized basis by each of Centers' then existing domestic subsidiaries (as defined in the Senior Notes indenture).

        Senior Subordinated Notes.    In connection with the Merger, Centers completed a private offering of $110.0 million of Centers' Senior Subordinated Notes. The Senior Subordinated Notes were Centers' senior subordinated non-collateralized obligations and were subordinated to all its existing senior debt, including the Old Senior Credit Facility and the Senior Notes, and ranked equally with all of Centers' existing senior subordinated debt and ranked senior to all Centers' existing subordinated debt. The Senior Subordinated Notes were guaranteed on a senior subordinated non-collateralized basis by each of Centers' then existing domestic subsidiaries (as defined in the Senior Subordinated Notes indenture). Interest on the Senior Subordinated Notes accrued at the rate of 10.75% per year from March 16, 2007 and was payable semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2007.

Contractual Obligations

        The following table summarizes our future minimum non-cancelable contractual obligations at December 31, 2011:

	Payments due by period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Long-term debt obligations(1)	$904.2	$1.6	$2.6	$—	$900.0
Scheduled interest payments(2)	242.2	39.8	79.0	78.3	45.1
Operating lease obligations(3)	468.5	117.7	172.8	104.3	73.7
Purchase commitments(4)(5)	3.5	1.7	1.4	0.4	—

	$1,618.4	$160.8	$255.8	$183.0	$1,018.8

(1)
These balances consist of the following debt obligations: (a) $900.0 million of outstanding borrowings under the Senior Credit Facility based on a variable interest rate; and (b) $4.2 million for mortgage with a fixed interest rate. Repayment of the Senior Credit Facility represents the balance remaining after a $300.0 million payment in April 2011 and does not take into account any unscheduled payments that may occur due at future cash positions.

(2)
The interest that will accrue on the long-term obligations includes variable rate payments, which are estimated using the associated LIBOR index as of December 31, 2011. Interest under the Senior Credit Facility currently accrues based on one month LIBOR.

(3)
These balances consist of the following operating leases: (a) $456.4 million for company-owned retail stores; (b) $74.4 million for franchise retail stores, which is offset by $74.4 million of sublease income from franchisees; and (c) $12.1 million relating to various leases for warehouses, vehicles, and various equipment at our facilities. Operating lease obligations exclude insurance, taxes, maintenance, percentage rent and other costs. These amounts are subject to fluctuation from year to year. For each of the years ended December 31, 2011, 2010 and 2009, these amounts collectively represented approximately 36% of the aggregate costs associated with our company-owned retail store operating leases.

(4)
These balances consist of $3.5 million of advertising agreements.

(5)
Excludes cash settlements with taxing authorities for unrecognized tax benefits and rent escalation liabilities because we are unable to reliably estimate the timing of such payments.

        In addition to the contractual obligations set forth in the table above, we have entered into employment agreements with certain of our executives that provide for compensation and certain other benefits. Under certain circumstances, including a change in control, some of these agreements provide for severance or other payments, if those circumstances occur during the term of the employment agreement.

Off Balance Sheet Arrangements

        As of December 31, 2011 and 2010, we had no relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off balance sheet arrangements, or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Effect of Inflation

        Inflation generally affects us by increasing costs of raw materials, labor, and equipment. We do not believe that inflation had any material effect on our results of operations in the periods presented in our audited consolidated financial statements.

Critical Accounting Estimates

        You should review the significant accounting policies described in Note 2, "Basis of Presentation and Summary of Significant Accounting Policies," to our audited consolidated financial statements included in this Annual Report.

Use of Estimates

        Certain amounts in our audited consolidated financial statements require management to use estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Our accounting policies are described in Note 2, "Basis of Presentation and Summary of Significant Accounting Policies" to our audited consolidated financial statements included in this Annual Report. Our critical accounting policies and estimates are described in this section. An accounting estimate is considered critical if:

  •
  the estimate requires management to make assumptions about matters that were uncertain at the time the estimate was made;

  •
  different estimates reasonably could have been used; or

  •
  changes in the estimate that would have a material impact on our financial condition or our results of operations are likely to occur from period to period.

        Management believes that the accounting estimates used are appropriate and the resulting balances are reasonable. However, actual results could differ from the original estimates, requiring adjustments to these balances in future periods.

Revenue Recognition

        We operate primarily as a retailer, through company-owned stores, franchise stores, our websites, and to a lesser extent, as a manufacturer and wholesaler. We apply the provisions of the standard on revenue recognition, which requires the following:

  •
  Persuasive evidence of an arrangement exists.

  •
  Delivery has occurred or services have been rendered.

  •
  The price is fixed or determinable.

  •
  Collectability is reasonably assured.

        We recognize revenues in our Retail segment at the moment a sale to a customer is recorded. Gross revenues are reduced by actual customer returns and a provision for estimated future customer returns, which is based on management's estimates after a review of historical customer returns. These estimates are based on historical sales return data, applied to current period sales subject to returns provisions per our company policy. Our customer returns allowance was $3.8 million and $3.4 million at December 31, 2011 and 2010, respectively. The impact of customer returns on revenue was immaterial for each of the years ended December 31, 2011, 2010 and 2009. We recognize revenues on product sales to franchisees and other third parties when the risk of loss, title and insurable risks have transferred to the franchisee or third party. We recognize revenues from franchise fees at the time a franchise store opens or at the time of franchise renewal or transfer, as applicable. Franchise royalties are earned based on a percentage of the franchisees' sales and recognized in the period in which the franchisees' sales occur.

Accounts Receivable and Allowance for Doubtful Accounts

        The majority of our retail revenues are received as cash or cash equivalents. The majority of our franchise revenues are billed to the franchisees with varying terms for payment. We offer financing to qualified domestic franchisees with the initial purchase of a franchise location. The notes are demand notes, payable monthly over periods of five to seven years. We generate a significant portion of our revenue from ongoing product sales to franchisees and third-party customers. An allowance for doubtful accounts is established based on the financial condition of our franchisees and other third-party customers, the current status of trade receivables and any historical write-off experience. We maintain both specific and general reserves for doubtful accounts. General reserves are based upon our historical bad debt experience, overall review of our aging of accounts receivable balances, general economic conditions of our industry or the geographical regions and regulatory environments of our third-party customers and franchisees. Management's estimates of the franchisees financial health include forecasts of the customers' and franchisees' future operating results and the collectability of receivables from them. While we believe that our business operations and communication with customers and franchisees allows us to make reasonable estimates of their financial health, actual results could differ from those predicted by management, and actual bad debt expense could differ from forecasted results. Our allowance for doubtful accounts was $2.3 million and $1.6 million at December 31, 2011 and 2010, respectively. Changes in the allowance from period to period are primarily a result of the composition of customers and their financial health. Bad debt expense was immaterial for each of the years ended December 31, 2011, 2010 and 2009.

Inventories

        Where necessary, we adjust the carrying value of our inventory to estimated net realizable value. These estimates require us to make approximations about the future demand for our products in order to categorize the status of such inventory items as slow moving, obsolete, or in excess of need. These future estimates are subject to the ongoing accuracy of management's forecasts of market conditions, industry trends and competition. While we make estimates of future demand based on historical experience, current expectations and assumptions that we believe are reasonable, if actual demand or market conditions differ from these expectations and assumptions, actual results could differ from our estimates. We are also subject to volatile changes in specific product demand as a result of unfavorable publicity, government regulation and rapid changes in demand for new and improved products or services. Our inventory reduction for obsolescence and shrinkage was $11.4 million and $11.0 million at December 31, 2011 and 2010, respectively. This represented 2.6% and 2.8% of our gross inventory value at each period, respectively. The change from period to period was primarily the result of inventory fluctuations and management of inventory movement throughout our system. The impact on cost of goods sold as a result of these allowances was immaterial for each of the years ended December 31, 2011, 2010 and 2009.

Impairment of Long-Lived Assets

        Long-lived assets, including fixed assets and intangible assets with finite useful lives, are evaluated periodically by us for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. If the sum of the undiscounted future cash flows is less than the carrying value, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. These estimates of cash flow require significant management judgment and certain assumptions about future volume, revenue and expense growth rates and asset disposal values. While we make estimates based on historical experience, current expectations and assumptions that we believe are reasonable, if actual results, including future cash flows, differ from our estimates, our estimates may differ from actual impairment recognized. There has been no material impairment recorded in the years ended December 31, 2011, 2010 or 2009.

Goodwill and Indefinite-Lived Intangible Assets

        We annually assess, in the fourth quarter of each fiscal year, the qualitative factors related to goodwill to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. To the extent that we determine it more likely than not that the fair value of our reporting units is less than carrying value, we will perform the two-step impairment test as required.

        For intangible assets with indefinite lives, principally our brand name, management performs an annual test for impairment in the fourth quarter of each fiscal year. The impairment test for indefinite-lived intangible assets involves comparing the fair value of the assets with their carrying value, with any excess of carrying value over fair value being recorded as an impairment charge. We use the relief from royalty method to estimate the fair value of our brand name which requires assumptions as to the revenue growth rates, royalty rates and appropriate discount rates.

        We conduct impairment testing annually at the beginning of the fourth quarter of each fiscal year. In the event of declining financial results and market conditions, we could be required to recognize impairments to our goodwill and intangible assets. The most recent goodwill assessment was performed at October 1, 2011, and the Company concluded that goodwill was not impaired. There was also no impairment of goodwill during 2011, 2010 or 2009. See Note 5, "Goodwill, Brands, and Other Intangible Assets, Net," to our audited consolidated financial statements included elsewhere in this Annual Report. We do not currently expect to incur additional impairment charges in the foreseeable future; however, the risks relating to our business, as described above under Item 1A, "Risk Factors," could have a negative effect on our business and operating results which could affect the valuation of our goodwill and intangibles.

Self-Insurance

        We have procured insurance for such areas as: (1) general liability; (2) product liability; (3) directors and officers liability; and (4) property insurance. We are self-insured for such areas as: (1) medical benefits; (2) workers' compensation coverage in the State of New York with a stop loss of $250,000; (3) physical damage to our tractors, trailers and fleet vehicles for field personnel use; and (4) physical damages that may occur at the corporate store locations. We are not insured for certain property and casualty risks due to the frequency and severity of a loss, the cost of insurance and the overall risk analysis. Our associated liability for this self-insurance was not significant as of December 31, 2011 and 2010.

        We carry product liability insurance with a retention of $3.0 million per claim with an aggregate cap on retained losses of $10.0 million. We carry general liability insurance with retention of $110,000 per claim with an aggregate cap on retained losses of $600,000. The majority of our workers' compensation and auto insurance are in a deductible/retrospective plan. We reimburse the insurance company for the workers' compensation and auto liability claims, subject to a $250,000 and $100,000 loss limit per claim, respectively.

        As part of the medical benefits program, we contract with national service providers to provide benefits to our employees for all medical, dental, vision and prescription drug services. We then reimburse these service providers as claims are processed from our employees. We maintain a specific stop loss provision of $250,000 per incident with a maximum limit up to $2.0 million per participant, per benefit year, respectively. We have no additional liability once a participant exceeds the $2.0 million ceiling. We utilize a review of historical claims, including the timing of claims reported versus payment of claims, to estimate future liabilities related to our medical benefit program. While we make these estimates based on historical experience, current expectations and assumptions that we believe are reasonable, actual results could differ from our estimates. Our liability for medical claims is included as a component of accrued benefits as described in Note 7, "Deferred Revenue and Other Current Liabilities" to our audited consolidated financial statements included in this Annual Report, and was $1.9 million as of December 31, 2011 and 2010.

Leases

        We have various operating leases for company-owned and franchise store locations and equipment. Store leases generally include amounts relating to base rental, percent rent and other charges such as common area maintenance fees and real estate taxes. Periodically, we receive varying amounts of reimbursements from landlords to compensate us for costs incurred in the construction of stores. We amortize these reimbursements as an offset to rent expense over the life of the related lease. We determine the period used for the straight-line rent expense for leases with option periods and conform it to the term used for amortizing improvements.

Income Taxes

        We compute our annual tax rate based on the statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we earn income. Significant judgment is required in determining our annual tax rate and in evaluating uncertainty in our tax positions. We recognize a benefit for tax positions that we believe will more likely than not be sustained upon examination. The amount of benefit recognized is the largest amount of benefit that we believe has more than a 50% probability of being realized upon settlement. We regularly monitor our tax positions and adjust the amount of recognized tax benefit based on our evaluation of information that has become available since the end of our last financial reporting period. The annual tax rate includes the impact of these changes in recognized tax benefits. The difference between the amount of benefit taken or expected to be taken in a tax return and the amount of benefit recognized for financial reporting represents unrecognized tax benefits. These unrecognized tax benefits are presented in the balance sheet principally within accrued income taxes.

        We record valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. When assessing the need for valuation allowances, we consider future taxable income and ongoing prudent and feasible tax planning strategies. Should a change in circumstances lead to a change in judgment about the realizability of deferred tax assets in future years, we would adjust related valuation allowances in the period that the change in circumstances occurs, along with a corresponding increase or charge to income. As of December 31, 2011, we have a valuation allowance of $2.9 million principally related to certain state net operating loss carryforwards.

Recently Issued Accounting Pronouncements

        In September 2011, the Financial Accounting Standards Board issued updated guidance on the periodic testing of goodwill for impairment. This guidance will allow companies to assess qualitative factors to determine if it is more likely than not that goodwill will be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This new guidance is effective for us for our fiscal years beginning after December 15, 2011, with early adoption permitted. Effective in the fourth quarter of 2011, we adopted this guidance and the adoption had no effect on our audited consolidated financial statements.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

Interest Rate Market Risk

        All of Centers' long-term debt is subject to changing interest rates. Although changes in interest rates do not impact our operating income, the changes could affect the fair value of such debt and related interest payments. Based on our variable rate debt balance as of December 31, 2011, a 1% change in interest rates would have no impact on interest expense due to an interest rate floor that exists under the Senior Credit Facility.

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

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of GNC Holdings, Inc.:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss) and of cash flows present fairly, in all material respects, the financial position of GNC Holdings, Inc. and subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index appearing under Item 15(a)(2) for the years ended December 31, 2011, 2010 and 2009, present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
February 24, 2012

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

GNC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except per share data)

	December 31,
	2011	2010
Current assets:
Cash and cash equivalents	$128,438	$193,902
Receivables, net	114,190	102,874
Inventories (Note 3)	423,610	381,949
Prepaids and other current assets	38,777	40,569

Total current assets	705,015	719,294
Long-term assets:
Goodwill (Note 5)	637,877	625,241
Brands (Note 5)	720,000	720,000
Other intangible assets, net (Note 5)	149,589	147,224
Property, plant and equipment, net (Note 6)	198,171	193,428
Other long-term assets	18,935	19,896

Total long-term assets	1,724,572	1,705,789

Total assets	$2,429,587	$2,425,083

Current liabilities:
Accounts payable	124,416	98,662
Current portion, long-term debt (Note 8)	1,592	28,070
Deferred revenue and other current liabilities (Note 7)	104,525	108,093

Total current liabilities	230,533	234,825
Long-term liabilities:
Long-term debt (Note 8)	899,950	1,030,429
Deferred tax liabilities, net (Note 4)	283,403	288,015
Other long-term liabilities	37,239	33,950

Total long-term liabilities	1,220,592	1,352,394

Total liabilities	1,451,125	1,587,219
Preferred stock, $0.001 par value, 60,000 shares authorized:
Series A, 30,500 shares designated, 30,134 shares issued, 29,867 shares outstanding and 267 shares held in treasury at December 31, 2010	—	218,381
Stockholders' equity:
Common stock, $0.001 par value, 150,000 shares authorized:
Class A, 105,988 shares issued and 102,984 shares outstanding and 3,004 shares held in treasury at December 31, 2011 and 59,968 shares issued and 59,199 shares outstanding and 769 shares held in treasury at December 31, 2010	105	60
Class B, 2,060 shares and 28,169 issued and outstanding at December 31, 2011 and December 31, 2010, respectively	2	28
Paid-in-capital	741,848	451,728
Retained earnings	298,831	171,224
Treasury stock, at cost	(65,048)	(2,277)
Accumulated other comprehensive income (loss)	2,724	(1,280)

Total stockholders' equity	978,462	619,483

Total liabilities and stockholders' equity	$2,429,587	$2,425,083

The accompanying notes are an integral part of the consolidated financial statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(in thousands, except per share data)

	Year ended December 31,
	2011	2010	2009
Revenue	$2,072,179	$1,822,168	$1,707,007
Cost of sales, including cost of warehousing,
distribution and occupancy	1,318,346	1,179,886	1,116,437

Gross profit	753,833	642,282	590,570
Compensation and related benefits	291,268	273,797	263,046
Advertising and promotion	52,924	51,707	50,034
Other selling, general and administrative	113,477	100,687	96,619
Foreign currency loss (gain)	121	(296)	(155)
Transaction and strategic alternative related costs	13,536	3,981	—

Operating income	282,507	212,406	181,026
Interest expense, net (Note 8)	74,903	65,376	69,940

Income before income taxes	207,604	147,030	111,086
Income tax expense (Note 4)	75,271	50,463	41,562

Net income	$132,333	$96,567	$69,524

Income per share—Basic and Diluted:
Net income	$132,333	$96,567	$69,524
Preferred stock dividends	(4,726)	(20,606)	(18,667)

Net income available to common shareholders	$127,607	$75,961	$50,857

Earnings per share:
Basic	$1.27	$0.87	$0.58
Diluted	$1.24	$0.85	$0.58
Weighted average common shares outstanding:
Basic	100,261	87,339	87,421
Diluted	103,010	88,917	87,859

The accompanying notes are an integral part of the consolidated financial statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity and Comprehensive Income

(in thousands, includes per share data)

	Common Stock
	Class A		Class B					Accumulated Other Comprehensive Income/(Loss)
					Treasury Stock	Paid-in- Capital	Retained Earnings		Total Stockholders' Equity
	Shares	Dollars	Shares	Dollars
Balance at December 31, 2008	59,510	$60	28,169	$28	$(1,680)	$445,701	$44,406	$(14,057)	$474,458

Comprehensive income (loss):
Net income	—	—	—	—	—	—	69,524	—	69,524
Unrealized gain on derivatives designated and qualified as cash flow hedges, net of tax of $1,537	—	—	—	—	—	—	—	2,686	2,686
Foreign currency translation adjustments	—	—	—	—	—	—	—	4,172	4,172

Comprehensive income	—	—	—	—	—	—	—		76,382
Purchase of treasury stock	(340)	—	—	—	(794)	—	—	—	(794)
Preferred stock dividends	—	—	—	—	—	—	(18,667)	—	(18,667)
Non-cash stock-based compensation	—	—	—	—	—	2,855	—	—	2,855

Balance at December 31, 2009	59,170	$60	28,169	$28	$(2,474)	$448,556	$95,263	$(7,199)	$534,234

Comprehensive income (loss):
Net income	—	—	—	—	—	—	96,567	—	96,567
Unrealized gain on derivatives designated and qualified as cash flow hedges, net of tax of $2,625	—	—	—	—	—	—	—	4,585	4,585
Foreign currency translation adjustments	—	—	—	—	—	—	—	1,334	1,334

Comprehensive income	—	—	—	—	—	—	—		102,486
Issuance of common stock	29	—	—	—	197	3	—	—	200
Preferred stock dividends	—	—	—	—	—	—	(20,606)	—	(20,606)
Non-cash stock-based compensation	—	—	—	—	—	3,169	—	—	3,169

Balance at December 31, 2010	59,199	$60	28,169	$28	$(2,277)	$451,728	$171,224	$(1,280)	$619,483

Comprehensive income (loss):
Net income	—	—	—	—	—	—	132,333	—	132,333
Unrealized gain on derivatives designated and qualified as cash flow hedges, net of tax of $2,718	—	—	—	—	—	—	—	4,751	4,751
Foreign currency translation adjustments	—	—	—	—	—	—	—	(747)	(747)

Comprehensive income	—	—	—	—	—	—	—	—	136,337
Issuance of common stock	16,000	16	—	—	—	237,237	—	—	237,253
Conversion of stock	26,109	26	(26,109)	(26)	—	—	—	—	—
Purchase of treasury stock	(2,235)	—	—	—	(62,771)	—	—	—	(62,771)
Preferred stock dividends	—	—	—	—	—	—	(4,726)	—	(4,726)
Exercise of stock options	3,912	3	—	—	—	48,951	—	—	48,954
Non-cash stock-based compensation	—	—	—	—	—	3,932	—	—	3,932

Balance at December 31, 2011	102,985	$105	2,060	$2	$(65,048)	$741,848	$298,831	$2,724	$978,462

The accompanying notes are an integral part of the consolidated financial statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$132,333	$96,567	$69,524
Adjustments to reconcile net income to net cash provided
by operating activities:
Loss on early extinguishment of debt	19,855	—	—
Depreciation and amortization expense	46,790	46,993	46,665
Amortization of debt costs	2,756	4,694	4,478
Increase in provision for inventory losses	18,745	16,250	11,151
Deferred tax (benefit) provision	(5,321)	(8,132)	21,431
Other	4,578	3,169	2,855
Changes in assets and liabilities:
Increase in receivables	(13,155)	(9,620)	(5,968)
Increase in inventory	(56,919)	(26,324)	(15,661)
Increase (decrease) in accounts payable	23,243	2,705	(28,119)
Decrease in interest payable	(11,832)	(1,180)	(1,193)
Increase in accrued liabilities	12,290	9,924	2,083
Other	1,311	6,454	6,725

Net cash provided by operating activities	174,674	141,500	113,971

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(43,817)	(32,522)	(28,682)
Acquisition of LuckyVitamin.com, net of cash acquired	(19,840)	—	—
Other	(1,887)	(3,551)	(13,492)

Net cash used in investing activities	(65,544)	(36,073)	(42,174)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(1,355,973)	(1,721)	(25,327)
Proceeds from exercised stock options	28,550	—	—
Repurchase of treasury stock	(61,634)	—	(1,065)
Tax benefit from exercise of stock options	22,409	—	—
Repurchase of Class A Preferred Stock	(223,107)	—	—
Net proceeds from sale of Class A Common Stock	237,253	233	—
Proceeds from issuance of long-term debt	1,196,200	—	—
Debt financing fees	(17,346)	—	(45)

Net cash used in financing activities	(173,648)	(1,488)	(26,437)

Effect of exchange rate on cash	(946)	15	249

Net (decrease) increase in cash	(65,464)	103,954	45,609
Beginning balance, cash	193,902	89,948	44,339

Ending balance, cash	$128,438	$193,902	$89,948

Supplemental Cash Flow Information
Income taxes paid	$51,088	$50,834	$16,012
Interest paid	$64,122	$61,862	$66,655

The accompanying notes are an integral part of the consolidated financial statements.

NOTE 1. NATURE OF BUSINESS

        General Nature of Business.    GNC Holdings, Inc., formerly GNC Acquisition Holdings Inc., a Delaware corporation ("Holdings," and collectively with its subsidiaries and, unless the context requires otherwise, its and their respective predecessors, the "Company"), is a leading specialty retailer of nutritional supplements, which include: vitamins, minerals and herbal supplements ("VMHS"), sports nutrition products, diet products and other wellness products.

        The Company's organizational structure is vertically integrated as the operations consist of purchasing raw materials, formulating and manufacturing products and selling the finished products through its three segments: Retail, Franchising, and Manufacturing/Wholesale. Corporate retail store operations are located in the United States, Canada and Puerto Rico and in addition the Company offers products domestically through GNC.com, LuckyVitamin.com and www.drugstore.com. Franchise stores are located in the United States and 53 international countries (including distribution centers where retail sales are made). The Company operates its primary manufacturing facilities in South Carolina and distribution centers in Arizona, Pennsylvania and South Carolina. The Company manufactures the majority of its branded products, but also merchandises various third-party products. Additionally, the Company licenses the use of its trademarks and trade names.

        The processing, formulation, packaging, labeling and advertising of the Company's products are subject to regulation by one or more federal agencies, including the Food and Drug Administration (the "FDA"), the Federal Trade Commission (the "FTC"), the Consumer Product Safety Commission, the United States Department of Agriculture and the Environmental Protection Agency. These activities are also regulated by various agencies of the states and localities in which the Company's products are sold.

        Recent Significant Transactions.    In March 2011, in conjunction with a refinancing transaction (the "Refinancing"), General Nutrition Centers, Inc. ("Centers") and GNC Corporation, each of which is an indirect wholly owned subsidiary of Holdings, entered into the 2011 Senior Credit Facility, consisting of a $1.2 billion term loan facility (the "Term Loan Facility") and an $80.0 million revolving credit facility (the "Revolving Credit Facility"), and utilized the proceeds to repay all outstanding indebtedness under the 2007 Senior Credit Facility, the Senior Notes and the Senior Subordinated Notes.

        In April 2011, Holdings consummated an initial public offering (the "IPO") of 16.0 million shares of its Class A common stock, par value $0.001 per share (the "Series A common stock"), at an IPO price of $16.00 per share. The net proceeds from the IPO, together with cash on hand, were used to redeem all outstanding Series A preferred stock, par value $0.001 per share (the "Class A preferred stock"), repay approximately $300.0 million of outstanding borrowings under the Term Loan Facility and pay approximately $11.1 million to satisfy obligations under the ACOF Management Services Agreement and its Class B common stock, par value $0.001 per share (the "Class B common stock" and, together with the Class A common stock, the "common stock").

        On August 31, 2011, the Company acquired substantially all of the assets and assumed certain liabilities of S&G Properties, LLC d/b/a LuckyVitamin.com and What's The Big Deal?, Inc. d/b/a Gary's "World of Wellness" (collectively referred to as "LuckyVitamin.com"), an online retailer of health and wellness products. The aggregate purchase price of LuckyVitamin.com was approximately $19.8 million.

        During the fourth quarter of 2011, certain of Holdings' stockholders completed a registered offering of 23.0 million shares of Class A common stock (the "Secondary Offering") at a price of $24.75 per share.

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

        The accompanying consolidated financial statements and footnotes have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and with the instructions to Form 10-K and Regulation S-X. The Company's normal reporting period is based on a calendar year.

Summary of Significant Accounting Policies

        Principles of Consolidation.    The consolidated financial statements include the accounts of the Holdings and all of its subsidiaries. All material intercompany transactions have been eliminated in consolidation.

        The Company has no relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off balance sheet arrangements, or other contractually narrow or limited purposes.

        Use of Estimates.    The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions. Accordingly, these estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. On a regular basis, management reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.

        Cash and Cash Equivalents.    The Company considers cash and cash equivalents to include all cash and liquid deposits and investments with an original maturity of three months or less. The majority of payments due from banks for third-party credit and debit cards process within 24-72 hours, and are classified as cash equivalents.

        Receivables, net.    The Company sells product to its franchisees and, to a lesser extent, various third-party customers. Receivables consist principally of trade receivables of $111.5 million and $100.7 million at December 31, 2011 and 2010, respectively, and include unpaid invoices for product sales, franchisee royalties and lease payments. The Company monitors the financial condition of the Company's franchisees and other third-party customers and establishes an allowance for doubtful accounts for balances estimated to be uncollectible. In addition to considering the aging of receivable balances and assessing the financial condition of the Company's franchisees, the Company considers each domestic franchisees' inventory and fixed assets, which the Company can use as collateral in the event of a default by the franchisee. An allowance for international franchisees is calculated based on unpaid, non collateralized amounts associated with their receivable balance. The allowance for doubtful accounts was $2.3 million and $1.6 million at December 31, 2011 and 2010, respectively.

        Inventories.    Inventory components consist of raw materials, finished product and packaging supplies. Inventories are stated at the lower of cost or market on a first in/first out basis ("FIFO"). The Company regularly reviews its inventory levels in order to identify slow moving and short dated products, expected length of time for product sell through and future expiring product and adjusts the carrying value for such inventory to estimated net realizable value.

        Property, Plant and Equipment.    Property, plant and equipment expenditures are recorded at cost. The remaining useful lives ranged from one year to sixteen years across all asset classes with the exception of

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

buildings, that have useful lives ranging from fifteen to thirty-six years. Depreciation and amortization are recognized using the straight-line method over the estimated useful life of the property. Fixtures are depreciated over three to fifteen years, and equipment is generally depreciated over ten years. Computer equipment and software costs are generally depreciated over three to five years. Amortization of improvements to retail leased premises is recognized using the straight-line method over the estimated useful life of the improvements, or over the life of the related leases including renewals that are reasonably assured, whichever period is shorter. Buildings are depreciated over thirty-six years and building improvements are depreciated over the remaining useful life of the building.

        Expenditures that materially increase the value or clearly extend the useful life of property, plant and equipment are capitalized in accordance with the policies outlined above. Repair and maintenance costs incurred in the normal operations of business are expensed as incurred. Gains/losses from the sale of property, plant and equipment are recognized in current operations.

        Goodwill and Intangible Assets.    Goodwill represents the excess of purchase price over the fair value of identifiable net assets of businesses, including franchisees, acquired by the Company. Goodwill and intangible assets with indefinite useful lives are not amortized, but instead are tested for impairment at least annually. The Company completes its annual impairment test in the fourth quarter. For intangible assets with indefinite lives, the Company performs the impairment test by estimating the fair value of the intangible asset and if the fair value is less than the asset carrying value, an impairment provision is recorded. In performing the annual impairment test for goodwill, the Company performs a qualitative assessment to determine whether it is "more likely than not" that the fair value of the reporting unit is less than its carrying value. If it is concluded that it is "more likely than not" that the fair value of a reporting unit is less than its carrying value, the Company is required to perform a two-step goodwill impairment test. See Note 5, "Goodwill, Brands, and Other Intangible Assets, Net."

        Long-lived Assets.    The Company reviews the carrying value of property and equipment and amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Factors the Company considers important that may trigger an impairment review include significant changes in the manner of its use of assets, significant negative industry or economic trends, underperforming stores and store closings. These reviews may include an analysis of the current operations and capacity utilization, in conjunction with an analysis of the markets in which the businesses are operating. When an impairment review is considered necessary, a comparison is performed of the undiscounted projected cash flows from the use and eventual disposition of the asset group to the net book value of the related asset group. If it is determined that the carrying value of the asset group may not be recoverable, a charge to adjust the carrying value of the long-lived assets to estimated fair value may be required.

        Other Long-Term Assets.    Other long-term assets consist primarily of deferred financing fees. In conjunction with the 2007 Senior Credit Facility, $29.3 million in costs related to the financing of debt were capitalized and were amortized over the life of the debt. During 2011, in conjunction with the Refinancing, the Company wrote-off deferred financing costs of $13.4 million related to the 2007 Senior Credit Facility and capitalized $17.3 million in deferred financing costs, which are being amortized over the life of the debt. Also in 2011, the Company expensed $4.0 million related to the early extinguishment of debt. Accumulated amortization as of December 31, 2011 and 2010 was $5.7 million and $15.2 million, respectively.

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Revenue Recognition.    The Company operates predominantly as a retailer, through company-owned stores, franchise stores and sales through its website, GNC.com and to a lesser extent through manufacturing and wholesale operations.

        The Retail segment recognizes revenue at the moment a sale to a customer is recorded. These revenues are recorded via the Company's point of sales system. Gross revenues are netted against actual customer returns and an allowance for expected customer returns. The Company records a reserve for expected customer returns based on management's estimate, which is derived from historical return data. Revenue is deferred on sales of the Company's Gold Cards and subsequently amortized over the 12 month membership period, in order to match the discounts associated with the Gold Card program. For an annual fee, the card provides customers with a 20% discount on all products purchased, both on the date the card is purchased and certain specified days of every month.

        The Company also sells gift cards to its customers. Revenue from gift cards is recognized when the gift card is redeemed. These gift cards do not have expiration dates. Based upon historical redemption rates, a small percentage of gift cards will never be redeemed, referred to as "breakage." The Company recognizes gift card breakage revenue when the likelihood of redemption becomes remote and amounts are not escheatable.

        The Franchise segment generates revenues through product sales to franchisees, royalties, franchise fees and interest income on the financing of the franchise locations. See Note 17, "Franchise Revenue." These revenues are netted by actual franchisee returns and an allowance for projected returns. The franchisees purchase a majority of the products they sell from the Company at wholesale prices. Revenue on product sales to franchisees is recognized when risk of loss, title and insurable risks have transferred to the franchisee. Franchise fees are paid in advance, deferred and recognized by the Company at the time of a franchise store opening. Franchise royalties are earned based on a percentage of the franchisees' sales and recognized in the period the franchisees' sales occur. Interest on the financing of franchisee notes receivable is recognized as it becomes due and payable. Gains from the sale of company-owned stores to franchisees are recognized in accordance with the standard on accounting for sales of real estate. This standard requires gains on sales of corporate stores to franchisees to be deferred until certain criteria are satisfied regarding the collectability of the related receivable and the seller's remaining obligations. The Manufacturing/Wholesale segment sells product primarily to the other Company segments and third-party customers. Revenue is recognized when risk of loss, title and insurable risks have transferred to the customer, net of estimated returns and allowances. The Company also has a consignment arrangement with certain customers and revenue is recognized when products are sold to the ultimate customer.

        Cost of Sales.    The Company purchases products directly from third-party manufacturers and manufactures its own products. The Company's cost of sales includes product costs, costs of warehousing and distribution and occupancy costs.

        Vendor Allowances.    The Company receives credits as purchase price rebates based on arrangements with certain vendors. The Company also enters into arrangements with certain vendors through which the Company receives rebates for purchases during the year typically based on volume discounts. As the right of offset exists under these arrangements, rebates received under both arrangements are recorded as a reduction in the vendors' accounts payable balances on the balance sheet and represent the estimated amounts due to the Company under the rebate provisions of such contracts. The corresponding rebate income is recorded as a reduction of cost of goods sold based on inventory turnover. The amount recorded as a reduction to cost of goods sold was $64.7 million, $40.0 million and $34.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Distribution and Shipping Costs.    The Company bills franchisees and third-party customers shipping and transportation costs and reflects these charges in revenue. The unreimbursed costs that are associated with these costs are included in cost of sales.

        Research and Development.    Research and development costs arising from internally generated projects are expensed by the Company as incurred. The Company recognized $0.6 million, $0.5 million and $0.4 million for the years ended December 31, 2011, 2010 and 2009, respectively. These costs are included in Other Selling, General, and Administrative costs in the accompanying audited consolidated financial statements.

        Advertising Expenditures.    The Company recognizes advertising, promotion and marketing program costs the first time the advertising takes place with exception to the costs of producing advertising, which are expensed as incurred during production. The Company administers national advertising funds on behalf of its franchisees. In accordance with the franchisee contracts, the Company collects advertising fees from the franchisees and utilizes the proceeds to coordinate various advertising and marketing campaigns. The Company recognized $52.9 million, $51.7 million and $50.0 million for the years ended December 31, 2011, 2010 and 2009, respectively, net of approximately $12.2 million in 2011 and $11.0 million in each of 2010 and 2009 from the national advertising fund.

        Leases.    The Company has various operating leases for company-owned and franchise store locations, distribution centers, and equipment. Leases generally include amounts relating to base rental, percent rent and other charges such as common area maintenance fees and real estate taxes. Periodically, the Company receives varying amounts of reimbursements from landlords to compensate the Company for costs incurred in the construction of stores. These reimbursements are amortized by the Company as an offset to rent expense over the life of the related lease. The Company determines the period used for the straight-line rent expense for leases with option periods and conforms it to the term used for amortizing improvements.

        The Company leases an approximately 300,000 square-foot-facility in Greenville, South Carolina where the majority of its proprietary products are manufactured. The Company also leases a 630,000 square foot complex located in Anderson, South Carolina, for packaging, materials receipt, lab testing, warehousing, and distribution. Both the Greenville and Anderson facilities are leased on a long-term basis pursuant to "fee-in-lieu-of-taxes" arrangements with the counties in which the facilities are located, but the Company retains the right to purchase each of the facilities at any time during the lease for $1.00, subject to a loss of tax benefits. As part of a tax incentive arrangement, the Company assigned the facilities to the counties and leases them back under operating leases. The Company leases the facilities from the counties where located, in lieu of paying local property taxes. Upon exercising its right to purchase the facilities back from the counties, the Company will be subject to the applicable taxes levied by the counties. In accordance with the standards on the accounting for leases, the purchase option in the lease agreements prevent sale-leaseback accounting treatment. As a result, the original cost basis of the facilities remains on the balance sheet and continues to be depreciated.

        Contingencies.    In accordance with the standards on contingencies the Company accrues a loss contingency if it is probable and can be reasonably estimated or a liability had been incurred at the date of the financial statements if those financial statements have not been issued. If both of the conditions above are not met, disclosure of the contingency shall be made when there is at least a reasonable possibility that a loss or an additional loss may have been incurred.

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Pre-Opening Expenditures.    The Company recognizes the cost associated with the opening of new stores as incurred. These costs are charged to expense and are not material for the periods presented. Franchise store pre-opening costs are incurred by the franchisees.

        Income Taxes.    The Company utilizes the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. See Note 4, "Income Taxes."

        It is the Company's policy to recognize interest and penalties related to uncertain tax positions as a component of income tax expense. See Note 4, "Income Taxes," for additional information regarding the change in unrecognized tax benefits.

        Self-Insurance.    The Company has procured insurance for: (1) general liability; (2) product liability; (3)  directors and officers liability; and (4) property insurance. The Company is self-insured for: (1) medical benefits; (2) worker's compensation coverage in the State of New York with a stop loss of $250,000; (3) physical damage to the Company's tractors, trailers and fleet vehicles for field personnel use; and (4) physical damages that may occur at the corporate store locations. The Company is not insured for certain property and casualty risks due to the Company's assessment of frequency and severity of a loss, the cost of insurance and the overall risk analysis.

        The Company carries product liability insurance with a retention of $3.0 million per claim with an aggregate cap on retained losses of $10.0 million. The Company carries general liability insurance with retention of $110,000 per claim with an aggregate cap on retained losses of $600,000. The majority of the Company's workers' compensation and auto insurance policies are in deductible/retrospective plans. The Company reimburses the applicable insurance company for the workers compensation and auto liability claims, subject to a $250,000 and $100,000 loss limit per claim, respectively.

        As part of the medical benefits program, the Company contracts with national service providers to provide benefits to its employees for all medical, dental, vision and prescription drug services. The Company then reimburses these service providers as claims are processed from Company employees. The Company maintains a specific stop loss provision of $250,000 per individual per plan year with a maximum lifetime benefit limit of $2.0 million per individual. The Company has no additional liability once a participant exceeds the $2.0 million ceiling. The Company's liability for medical claims is included as a component of accrued benefits in Note 7, "Deferred Revenue and Other Current Liabilities," and was $1.9 million as of each of December 31, 2011 and 2010.

        Stock-based Compensation.    The Company utilizes the Black-Scholes model to calculate the fair value of stock options. The grant-date fair value of the Company's restricted stock awards is based on the stock price on the grant date. The resulting compensation cost is recognized in the Company's financial statements over the option and restricted stock vesting periods.

        Earnings Per Share.    Basic earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock outstanding adjusted for the additional dilutive effect of unexercised stock options and unvested restricted stock.

        Foreign Currency.    For all foreign operations, the functional currency is the local currency. In accordance with the standard on foreign currency matters, assets and liabilities of those operations,

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

denominated in foreign currencies, are translated into U.S. dollars using period-end exchange rates, and income and expenses are translated using the average exchange rates for the reporting period. Gains or losses resulting from foreign currency transactions are included in results of operations.

        Transaction and strategic alternative related costs.    The Company recognizes transaction related costs as expenses in the period incurred. For the years ended December 31, 2011 and 2010, the Company recognized $13.5 million and $4.0 million of expenses, respectively, related to the IPO, the Secondary Offering, and other strategic alternative costs.

        Financial Instruments and Derivatives.    As part of the Company's financial risk management program, it has historically used certain derivative financial instruments to reduce its exposure to market risk for changes in interest rates primarily in respect of its long term debt obligations. The Company has not historically entered into, and does not intend to enter into, derivative transactions for speculative purposes and holds no derivative instruments for trading purposes. Floating-to-fixed interest rate swap agreements, designated as cash flow hedges of interest rate risk, were entered into from time to time to hedge the Company's exposure to interest rate changes on a portion of the Company's floating rate debt. These interest rate swap agreements converted a portion of the Company's floating rate debt to fixed rate debt. Interest rate floors designated as cash flow hedges involved the receipt of variable-rate amounts from a counterparty if interest rates fell below the strike rate on the contract in exchange for an upfront premium. The Company recorded the fair value of these contracts as an asset or a liability, as applicable, in the balance sheet, with the offset to accumulated other comprehensive income (loss), net of tax. The Company measured hedge effectiveness by assessing the changes in the fair value or expected future cash flows of the hedged item. The ineffective portions, if any, were recorded in interest expense in the current period.

        Components of gains and losses recorded in the consolidated balance sheet and consolidated income statements for the years ended were as follows:

	Year ended December 31,
	2011	2010
	(in thousands)
Loss recognized in OCI on derivative	$(639)	$(7,393)
Reclassified from accumulated OCI into income	8,108	14,603

Other comprehensive income	$7,469	$7,210

        For the period ended December 31, 2010, the Company had interest rate swap agreements outstanding that effectively converted notional amounts of an aggregate $550.0 million of debt from floating to fixed interest rates. The four outstanding agreements were to mature between April 2011 and September 2012. Amounts related to derivatives were reported in accumulated other comprehensive income (loss) and reclassified to interest expense as interest payments were made on the Company's variable-rate debt. In conjunction with the Refinancing, the Company repaid in full the 2007 Senior Credit Facility, its outstanding Senior Notes and its outstanding Senior Subordinated Notes, and the four agreements were settled and terminated for an aggregate cost of $8.7 million, of which $5.8 million was reclassified from accumulated other comprehensive income (loss) to interest expense. No such derivative instruments are currently outstanding.

  Reclassifications

        Certain amounts in the consolidated financial statements of prior year periods have been reclassified to conform to the current period's presentation. These changes were reflected for all periods presented.

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Recently Issued Accounting Pronouncements

        In September 2011, the FASB issued updated guidance on the periodic testing of goodwill for impairment. This guidance will allow companies to assess qualitative factors to determine if it is more likely than not that goodwill will be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This new guidance is effective for the Company for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company adopted this guidance in the fourth quarter of 2011 and this adoption did not have a material effect on Company's consolidated financial statements.

NOTE 3. INVENTORIES, NET

        The net carrying value of inventories consisted of the following:

	December 31,
	2011	2010
	(in thousands)
Finished product ready for sale	$354,913	$319,212
Work-in-process, bulk product and raw materials	61,684	57,165
Packaging supplies	7,013	5,572

	$423,610	$381,949

NOTE 4. INCOME TAXES

        Income before income taxes consisted of the following components:

	Year ended December 31,
	2011	2010	2009
	(in thousands)
Domestic	$206,971	$146,314	$104,003
Foreign	633	716	7,083

Total income before income taxes	$207,604	$147,030	$111,086

NOTE 4. INCOME TAXES (Continued)

        Income tax expense (benefit) for all periods consisted of the following components:

	Year ended December 31,
	2011	2010	2009
	(in thousands)
Current:
Federal	$63,130	$47,483	$10,320
State	13,371	10,422	6,700
Foreign	4,091	690	3,111

	80,592	58,595	20,131
Deferred:
Federal	(3,310)	(3,747)	20,548
State	(1,351)	(4,385)	883
Foreign	(660)	—	—

	(5,321)	(8,132)	21,431

Income tax expense	$75,271	$50,463	$41,562

        The following table summarizes the differences between the Company's effective tax rate for financial reporting purposes and the federal statutory tax rate:

	Year ended December 31,
	2011	2010	2009
Percent of pretax earnings:
Statutory federal tax rate	35.0%	35.0%	35.0%
Increase (reduction) resulting from:
State income tax, net of federal tax benefit	3.0%	0.9%	2.6%
Other permanent differences	2.0%	0.8%	0.9%
International operations, net of foreign tax credits	(1.6)%	0.1%	(0.6)%
Federal tax credits and income deductions	(2.4)%	(4.1)%	(1.4)%
Tax impact of uncertain tax positions and other	0.3%	1.6%	0.9%

Effective income tax rate	36.3%	34.3%	37.4%

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

NOTE 4. INCOME TAXES (Continued)

        Significant components of the Company's deferred tax assets and liabilities consisted of the following:

	December 31,
	2011			2010
	Assets	Liabilities	Net	Assets	Liabilities	Net
	(in thousands)
Deferred tax:
Current assets (liabilities):
Operating reserves	$4,292	$—	$4,292	$3,018	$—	$3,018
Deferred revenue	2,278	—	2,278	2,257	—	2,257
Prepaid expenses	—	(5,384)	(5,384)	—	(7,032)	(7,032)
Accrued worker compensation	2,358	—	2,358	2,270	—	2,270
Other	2,033	(3,581)	(1,548)	4,778	(1,284)	3,494

Total current	$10,961	$(8,965)	$1,996	$12,323	$(8,316)	$4,007
Non-current assets (liabilities):
Intangibles	$—	$(314,829)	$(314,829)	$—	$(312,119)	$(312,119)
Fixed assets	12,744	—	12,744	8,285	—	8,285
Stock compensation	3,222	—	3,222	3,871	—	3,871
Net operating loss carryforwards	6,921	—	6,921	7,432	—	7,432
Other	11,485	—	11,485	11,001	(2,067)	8,934
Valuation allowance	(2,946)	—	(2,946)	(4,418)	—	(4,418)

Total non-current	$31,426	$(314,829)	$(283,403)	$26,171	$(314,186)	$(288,015)

Total net deferred taxes	$42,387	$(323,794)	$(281,407)	$38,494	$(322,502)	$(284,008)

        As of December 31, 2011 and 2010, the Company had deferred tax assets relating to state net operating losses ("NOLs") in the amount of $6.9 million and $7.4 million, respectively. As of December 31, 2011 and 2010, a valuation allowance was provided for certain state NOLs, as the Company currently believes that these NOLs, with lives ranging from five to twenty years, may not be realizable prior to their expiration. During 2011 and 2010, the Company recorded a valuation allowance adjustment of $1.5 million and $3.1 million, respectively, which reduced income tax expense. These valuation allowance adjustments reflect a change in circumstances that caused a change in judgment about the realizability of certain deferred tax assets related to state NOLs. The effect of this tax benefit is included in the income tax reconciliation table under the caption "State income taxes, net of federal tax benefit."

        The Company does not have any undistributed earnings of international subsidiaries, at December 31, 2011 and 2010, as these subsidiaries are either considered to be a branch for U.S. tax purposes, or have incurred cumulative NOLs.

        In addition, at December 31, 2011 and 2010, the Company had a liability of $10.6 million and $8.7 million, respectively, for unrecognized tax benefits. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. Accrued interest and penalties were $3.5 million and $2.9 million as of December 31, 2011 and 2010, respectively.

        As of December 31, 2011, the Company is not aware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

        Holdings files a consolidated federal tax return and various consolidated and separate tax returns as prescribed by the tax laws of the state and local jurisdictions in which it and its subsidiaries operate. The

NOTE 4. INCOME TAXES (Continued)

Company has been audited by the Internal Revenue Service (the "IRS"), through its March 15, 2007 tax year. The IRS commenced an examination of the Company's 2005, 2006 and short period 2007 federal income tax returns in February 2008. The IRS issued an examination report in the second quarter of 2009, and the Company received notification from the IRS that the Joint Committee of Taxation had completed its review and had taken no exceptions to the conclusions reached by the IRS. As such, the Company recorded a discrete tax benefit of $0.9 million for the reduction of its liability of unrecognized tax benefits. The Company has various state and local jurisdiction tax years open to examination (earliest open period 2004), and the Company also has certain state and local jurisdictions currently under audit. As of December 31, 2011, the Company believes that it is appropriately reserved for any potential federal and state income tax exposures.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2011	2010	2009
	(in thousands)
Balance of unrecognized tax benefits at beginning of period	$8,720	$6,776	$5,542
Additions for tax positions taken during current period	1,104	1,027	1,881
Additions for tax positions taken during prior periods	750	1,880	2,108
Reductions for tax positions taken during prior periods	—	(39)	(2,264)
Settlements	—	(924)	(491)

Balance of unrecognized tax benefits at end of period	$10,574	$8,720	$6,776

        At December 31, 2011, the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $10.6 million. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, the Company believes that its unrecognized tax benefits reflect the most likely outcome. The Company adjusts these unrecognized tax benefits, as well as the related interest, in light of changing facts and circumstances. Settlement of any particular position could require the use of cash. Favorable resolution would be recognized as a reduction to its effective income tax rate in the period of resolution.

NOTE 5. GOODWILL, BRANDS, AND OTHER INTANGIBLE ASSETS, NET

        For each of the years ended December 31, 2011, 2010 and 2009, the Company acquired 30, 24 and 53 franchise stores, respectively. These acquisitions are accounted for utilizing the purchase method of accounting, and the Company records the acquired inventory, fixed assets, franchise rights and goodwill, with an applicable reduction to receivables and cash. For the years ended December 31, 2011, 2010 and 2009, the total purchase prices associated with these acquisitions was $3.4 million, $2.5 million and $9.3 million, respectively, of which $1.6 million, $0.6 million and $2.5 million, respectively, was paid in cash.

        On August 31, 2011, the Company acquired substantially all of the assets and assumed certain liabilities of LuckyVitamin.com, which was accounted for as a business combination. The total purchase price for this acquisition was approximately $19.8 million. Of the purchase price, $11.5 million was allocated to goodwill, $9.6 million to amortizable intangible assets, $2.6 million to current assets acquired, $0.7 million to property and equipment acquired and $3.9 million to net assumed current liabilities.

        The Company's acquisition of LuckyVitamin.com did not have a material impact on the Company's consolidated financial statements, and therefore pro forma disclosures have not been presented.

NOTE 5. GOODWILL, BRANDS, AND OTHER INTANGIBLE ASSETS, NET (Continued)

        The following table summarizes the Company's goodwill activity:

	Retail	Franchising	Manufacturing/ Wholesale	Total
	(in thousands)
Balance at December 31. 2009	$304,609	$117,303	$202,841	$624,753

Acquired franchise stores	488	—	—	488

Balance at December 31, 2010	$305,097	$117,303	$202,841	$625,241

Acquired franchise stores	1,169	—	—	1,169
Acquisition of LuckyVitamin.com	11,467	—	—	11,467

Balance at December 31, 2011	$317,733	$117,303	$202,841	$637,877

        Intangible assets other than goodwill consisted of the following:

	Gold Card	Retail Brand	Franchise Brand	Operating Agreements	Other Intangibles	Total
	(in thousands)
Balance at December 31, 2009	$375	$500,000	$220,000	$152,276	$1,719	$874,370

Acquired franchise stores	—	—	—	—	641	641
Amortization expense	(375)	—	—	(6,653)	(759)	(7,787)

Balance at December 31, 2010	$—	$500,000	$220,000	$145,623	$1,601	$867,224

Acquired franchise stores	—	—	—	—	731	731
Acquisition of LuckyVitamin.com	—	—	—	—	9,600	9,600
Amortization expense	—	—	—	(6,653)	(1,313)	(7,966)

Balance at December 31, 2011	$—	$500,000	$220,000	$138,970	$10,619	$869,589

        The following table represents the gross carrying amount and accumulated amortization for each major intangible asset:

		December 31,
		2011			2010
	Estimated Life in years	Cost	Accumulated Amortization	Carrying Amount	Cost	Accumulated Amortization	Carrying Amount
		(in thousands)
Brands—retail	—	$500,000	$—	$500,000	$500,000	$—	$500,000
Brands—franchise	—	220,000	—	220,000	220,000	—	220,000
Retail agreements	25-35	31,000	(5,196)	25,804	31,000	(4,143)	26,857
Franchise agreements	25	70,000	(13,417)	56,583	70,000	(10,617)	59,383
Manufacturing agreements	25	70,000	(13,417)	56,583	70,000	(10,617)	59,383
Other intangibles	5-15	10,600	(938)	9,662	1,150	(550)	600
Franchise rights	1-5	4,433	(3,476)	957	3,702	(2,701)	1,001

Total		$906,033	$(36,444)	$869,589	$895,852	$(28,628)	$867,224

NOTE 5. GOODWILL, BRANDS, AND OTHER INTANGIBLE ASSETS, NET (Continued)

        The following table represents future estimated amortization expense of intangible assets with finite lives:

Year ending December 31,	Estimated amortization expense
(in thousands)
2012	$10,493
2013	10,525
2014	10,395
2015	10,473
2016	10,301
Thereafter	97,402

Total	$149,589

NOTE 6. PROPERTY, PLANT AND EQUIPMENT, NET

        Property, plant and equipment consisted of the following:

	December 31,
	2011	2010
	(in thousands)
Land, buildings and improvements	$63,615	$63,400
Machinery and equipment	97,907	89,977
Leasehold improvements	92,649	82,594
Furniture and fixtures	68,481	55,247
Software	25,093	20,393
Construction in progress	3,252	549

Total property, plant and equipment	$350,997	$312,160
Less: accumulated depreciation	(152,826)	(118,732)

Net property, plant and equipment	$198,171	$193,428

        The Company recognized depreciation expense of property, plant and equipment of $38.8 million, $39.2 million and $36.9 million for the years ended December 31, 2011, 2010 and 2009, respectively.

NOTE 7. DEFERRED REVENUE AND OTHER CURRENT LIABILITIES

        Other current liabilities consisted of the following:

	December 31,
	2011	2010
	(in thousands)
Deferred revenue	$37,790	$35,467
Accrued payroll	28,063	25,656
Other current liabilities	38,672	46,970

Total	$104,525	$108,093

        Deferred revenue consists primarily of Gold Card membership fees and gift card deferrals. Other current liabilities consist of the liabilities related to accrued taxes, benefits, workers compensation, accrued interest and other occupancy.

NOTE 8. LONG-TERM DEBT/INTEREST EXPENSE

        Long-term debt consisted of the following:

	December 31,
	2011	2010
	(in thousands)
2011 Senior Credit Facility(a)	$897,387	$—
2007 Senior Credit Facility	—	644,382
Senior Notes	—	298,372
Senior Subordinated Notes	—	110,000
Mortgage	4,135	5,711
Capital leases	20	34

Total Debt	$901,542	$1,058,499
Less: current maturities	(1,592)	(28,070)

Long-term Debt	$899,950	$1,030,429

        At December 31, 2011, the Company's total debt principal maturities are as follows:

Year Ending December 31,	Senior Credit Facility(a)	Mortgage Loan/ Capital Leases	Total
	(in thousands)
2012	$—	$1,592	$1,592
2013	—	1,812	1,812
2014	—	751	751
2018	900,000	—	900,000

	$900,000	$4,155	$904,155

(a)
The Senior Credit Facility includes the balance of the initial original issue discount of $2.6 million.

        The Company's net interest expense is as follows:

	For the year ended December 31,
	2011	2010	2009
	(in thousands)
Senior Credit Facility:
Term Loan	$38,356	$29,185	$32,775
Revolver	598	445	489
Early extinguishment of debt	19,855	—	—
Deferred financing fees amortization	2,412	4,282	4,104
Mortgage	766	445	544
OID amortization	344	412	374
Interest income	(1,110)	(658)	(174)
Senior Notes	4,808	19,440	20,003
Senior Subordinated Notes	3,055	11,825	11,825
Termination of interest rate swaps	5,819	—	—

Interest expense, net	$74,903	$65,376	$69,940

NOTE 8. LONG-TERM DEBT/INTEREST EXPENSE (Continued)

        The following is a summary of the Company's debt:

        Senior Credit Facility.    On March 4, 2011, Centers entered into the Senior Credit Facility, consisting of the Term Loan Facility and the Revolving Credit Facility. As of December 31, 2011, the Company believes that it is in compliance with all covenants under the Senior Credit Facility. As of December 31, 2011, $8.0 million of the Revolving Credit Facility was pledged to secure letters of credit. The Senior Credit Facility permits the Company to prepay a portion or all of the outstanding balance without incurring penalties (except London Interbank Offering Rate ("LIBOR") breakage costs). GNC Corporation, the Company's indirect wholly owned subsidiary ("GNC Corporation"), and Centers' existing and future domestic subsidiaries have guaranteed Centers' obligations under the Senior Credit Facility. In addition, the Senior Credit Facility is collateralized by first priority pledges (subject to permitted liens) of Centers' equity interests and the equity interests of Centers' domestic subsidiaries.

        All borrowings under the Term Loan Facility and, initially, borrowings under the Revolving Credit Facility, bear interest, at the Company's option, at a rate per annum equal to (A) the sum of (i) the greatest of (a) the prime rate (as publicly announced by JPMorgan Chase Bank, N.A. as its prime rate in effect), (b) the federal funds effective rate plus 0.50%, (c) one month adjusted LIBOR plus 1.0% and (d) 2.25% plus (ii) the applicable margin of 2.0% or (B) the sum of (i) the greater of (a) adjusted LIBOR or (b) 1.25% plus (ii) the applicable margin of 3.0%. Effective on and after the first date on which quarterly financial statements are delivered to the lenders pursuant to the Senior Credit Facility following the first full quarter ending six months after the closing date of the Senior Credit Facility, borrowings under the Revolving Credit Facility shall have an applicable margin of 1.75% for ABR Loans and 2.75% for Eurodollar Loans provided our consolidated net senior secured leverage ratio is not greater than 3.25 to 1.00 and no event of default exists. In addition to paying interest on outstanding principal under the Senior Credit Facility, the Company is required to pay a commitment fee to the lenders under the Revolving Credit Facility in respect of unutilized revolving loan commitments at a rate of 0.50% per annum, as well as letter of credit fees of 3.0% to lenders and 0.25% to the issuing bank. As of December 31, 2011, the Company's current interest rate on its Senior Credit Facility is 4.25%, as a result of the interest rate minimum requirement as described above.

        In connection with the Refinancing, Centers used a portion of the net proceeds from the Term Loan Facility to refinance its former indebtedness, including all outstanding indebtedness under the Old Senior Credit Facility, the Senior Notes and the Senior Subordinated Notes.

        Old Senior Credit Facility.    The Old Senior Credit Facility consisted of the Old Term Loan Facility and the Old Revolving Credit Facility. As of December 31, 2010, $8.8 million was pledged to secure letters of credit. The Old Senior Credit Facility permitted the Company to prepay a portion or all of the outstanding balance without incurring penalties (except LIBOR breakage costs). GNC Corporation and Centers' then existing indirect domestic subsidiaries guaranteed Centers' obligations under the Old Senior Credit Facility. In addition, the Old Senior Credit Facility was collateralized by first priority pledges (subject to permitted liens) of Centers' equity interests and the equity interests of Centers' domestic subsidiaries.

        All borrowings under the Old Senior Credit Facility bore interest, at the Company's option, at a rate per annum equal to (i) the higher of (x) the prime rate (as publicly announced by JPMorgan Chase Bank, N.A. as its prime rate in effect) and (y) the federal funds effective rate, plus 0.50% per annum plus, at December 31, 2010, in each case, applicable margins of 1.25% per annum for the Old Term Loan Facility and 1.0% per annum for the Old Revolving Credit Facility or (ii) adjusted LIBOR plus 2.25% per annum for the Old Term Loan Facility and 2.0% per annum for the Old Revolving Credit Facility. In addition to paying interest on outstanding principal under the Old Senior Credit Facility, the Company was required to pay a commitment fee to the lenders under the Old Revolving Credit Facility in respect of unutilized revolving loan commitments at a rate of 0.50% per annum.

NOTE 8. LONG-TERM DEBT/INTEREST EXPENSE (Continued)

        Senior Notes.    Together with Holdings' wholly owned subsidiary GNC Acquisition Inc. ("GNC Acquisition"), Holdings entered into an Agreement and Plan of Merger (the "Merger Agreement") with GNC Parent Corporation on February 8, 2007. Pursuant to the Merger Agreement, and on March 16, 2007, GNC Acquisition was merged with and into GNC Parent Corporation, with GNC Parent Corporation as the surviving corporation and Holdings' direct wholly owned subsidiary (the "Merger"). In connection with the Merger, Centers completed a private offering of $300.0 million of its Senior Notes. Interest on the Senior Notes was payable semi-annually in arrears on March 15 and September 15 of each year. Interest on the Senior Notes accrued at a variable rate and was 5.8% at December 31, 2010. The Senior Notes were Centers' senior non-collateralized obligations and were effectively subordinated to all of Centers' existing collateralized debt, including the Old Senior Credit Facility, to the extent of the assets securing such debt, ranked equally with all of Centers' existing non-collateralized senior debt and ranked senior to all Centers' existing senior subordinated debt, including the Senior Subordinated Notes. The Senior Notes were guaranteed on a senior non-collateralized basis by each of Centers' then existing domestic subsidiaries (as defined in the Senior Notes indenture).

        Senior Subordinated Notes.    In connection with the Merger, Centers completed a private offering of $110.0 million of Centers' Senior Subordinated Notes. The Senior Subordinated Notes were Centers' senior subordinated non-collateralized obligations and were subordinated to all its existing senior debt, including the Old Senior Credit Facility and the Senior Notes, and ranked equally with all of Centers' existing senior subordinated debt and ranked senior to all Centers' existing subordinated debt. The Senior Subordinated Notes were guaranteed on a senior subordinated non-collateralized basis by each of Centers' then existing domestic subsidiaries (as defined in the Senior Subordinated Notes indenture). Interest on the Senior Subordinated Notes accrued at the rate of 10.75% per year from March 16, 2007 and was payable semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2007.

NOTE 9. FINANCIAL INSTRUMENTS

        At December 31, 2011 and 2010, the Company's financial instruments consisted of cash and cash equivalents, receivables, franchise notes receivable, accounts payable, certain accrued liabilities and long-term debt. The carrying amount of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximates their respective fair values because of the short maturities of these instruments. Based on the interest rates currently available and their underlying risk, the carrying value of the franchise notes receivable approximates their fair value. These fair values are reflected net of reserves, which are recognized according to Company policy. The Company determined the estimated fair values of its debt by using currently available market information and estimates and assumptions, where appropriate. Accordingly, as considerable judgment is required to determine these estimates, changes in the assumptions or methodologies may have an effect on these estimates. The actual and estimated fair values of the Company's financial instruments are as follows:

	Year Ended December 31,
	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Cash and cash equivalents	$128,438	$128,438	$193,902	$193,902
Receivables, net	114,190	114,190	102,874	102,874
Franchise notes receivable, net	6,510	6,510	4,496	4,496
Accounts payable	124,416	124,416	98,662	98,662
Long-term debt (including current portion)	901,542	892,526	1,058,499	1,007,070

NOTE 10. LONG-TERM LEASE OBLIGATIONS

        The Company enters into operating leases covering its retail store locations. The Company is the primary lessor of the majority of all leased retail store locations and sublets the locations to individual franchisees. The leases generally provide for an initial term of between five and ten years, and may include renewal options for varying terms thereafter. The leases require minimum monthly rental payments and a pro rata share of landlord allocated common operating expenses. Most retail leases also require additional rentals based on a percentage of sales in excess of specified levels. According to the individual lease specifications, real estate taxes, insurance and other related costs may be included in the rental payment or charged in addition to rent. Other lease expenses relate to and include distribution facilities, transportation equipment, data processing equipment and automobiles.

        As the Company is the primary lessee for the majority of the franchise store locations, it is ultimately liable for the lease payments to the landlord. The Company makes the payments to the landlord directly, and then bills the franchisee for reimbursement of this cost. If a franchisee defaults on its sub-lease and its sub-lease is terminated, the Company has in the past converted, and expects in the future to, convert any such franchise store into a corporate store and fulfill the remaining lease obligation.

        The composition of the Company's rental expense included the following components:

	Year ended December 31,
	2011	2010	2009
	(in thousands)
Retail stores:
Rent on long-term operating leases	$120,170	$114,861	$110,365
Landlord related taxes	16,940	15,929	16,498
Common operating expenses	31,969	30,402	29,398
Percent rent	20,824	17,903	15,899

	189,903	179,095	172,160
Truck fleet	4,979	4,491	4,740
Other	11,883	11,557	11,189

	$206,765	$195,143	$188,089

        Rent on long-term operating leases is net of sublease income of $33.7 million, $32.6 million and $33.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.

        Minimum future obligations for non-cancelable operating leases with initial or remaining terms of at least one year in effect at December 31, 2011 are as follows:

	Company Retail Stores	Franchise Retail Stores	Other	Sublease Income	Total
	(in thousands)
2012	$113,968	$23,722	$3,708	$(23,722)	$117,676
2013	92,328	17,699	3,250	(17,699)	95,580
2014	74,760	12,557	2,553	(12,557)	77,313
2015	58,071	8,740	1,431	(8,740)	59,501
2016	43,748	4,794	1,047	(4,794)	44,796
Thereafter	73,536	6,893	119	(6,893)	73,656

	$456,412	$74,405	$12,110	$(74,405)	$468,520

NOTE 11. COMMITMENTS AND CONTINGENCIES

Litigation

        The Company is engaged in various legal actions, claims and proceedings arising in the normal course of business, including claims related to breach of contracts, products liabilities, intellectual property matters and employment-related matters resulting from the Company's business activities. As with most actions such as these, an estimation of any possible and/or ultimate liability cannot always be determined. The Company continues to assess the requirement to account for additional contingencies in accordance with the standard on contingencies. If the Company is required to make a payment in connection with an adverse outcome in these matters, it could have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

        As a manufacturer and retailer of nutritional supplements and other consumer products that are ingested by consumers or applied to their bodies, the Company has been and is currently subjected to various product liability claims. Although the effects of these claims to date have not been material to the Company, it is possible that current and future product liability claims could have a material adverse effect on its business or financial condition, results of operations or cash flows. The Company currently maintains product liability insurance with a deductible/retention of $3.0 million per claim with an aggregate cap on retained loss of $10.0 million. The Company typically seeks and has obtained contractual indemnification from most parties that supply raw materials for its products or that manufacture or market products it sells. The Company also typically seeks to be added, and has been added, as an additional insured under most of such parties' insurance policies. The Company is also entitled to indemnification by Numico for certain losses arising from claims related to products containing ephedra or Kava Kava sold prior to December 5, 2003. However, any such indemnification or insurance is limited by its terms and any such indemnification, as a practical matter, is limited to the creditworthiness of the indemnifying party and its insurer, and the absence of significant defenses by the insurers. The Company may incur material products liability claims, which could increase its costs and adversely affect its reputation, revenues and operating income.

        Hydroxycut Claims.    On May 1, 2009, the FDA issued a warning on several Hydroxycut-branded products manufactured by Iovate Health Sciences U.S.A., Inc. ("Iovate"). The FDA warning was based on 23 reports of liver injuries from consumers who claimed to have used the products between 2002 and 2009. As a result, Iovate voluntarily recalled 14 Hydroxycut-branded products.

        Following the recall, the Company was named, among other defendants, in approximately 85 lawsuits related to Hydroxycut-branded products in 13 states. Iovate previously accepted the Company's tender request for defense and indemnification under its purchasing agreement with the Company and, as such, Iovate has accepted the Company's request for defense and indemnification in the Hydroxycut matters. The Company's ability to obtain full recovery in respect of any claims against the Company in connection with products manufactured by Iovate under the indemnity is dependent on Iovate's insurance coverage, the creditworthiness of its insurer, and the absence of significant defenses by such insurer. To the extent the Company is not fully compensated by Iovate's insurer, it can seek recovery directly from Iovate. The Company's ability to fully recover such amounts may be limited by the creditworthiness of Iovate.

        As of December 31, 2011, there were 75 pending lawsuits related to Hydroxycut in which the Company had been named: 69 individual, largely personal injury claims and six putative class action cases, generally inclusive of claims of consumer fraud, misrepresentation, strict liability and breach of warranty. Any liabilities that may arise from these matters are not probable or reasonably estimable at this time.

        By court order dated October 6, 2009, the United States Judicial Panel on Multidistrict Litigation consolidated pretrial proceedings of many of the pending actions in the Southern District of California (In re: Hydroxycut Marketing and Sales Practices Litigation, MDL No. 2087).

NOTE 11. COMMITMENTS AND CONTINGENCIES (Continued)

        Pro-Hormone/Androstenedione Cases.    The Company is currently defending three lawsuits (the "Andro Actions") in New Jersey, New York and Pennsylvania relating to the sale by the Company of certain nutritional products, between 1999 and 2004, alleged to contain the ingredients commonly known as Androstenedione, Androstenediol, Norandrostenedione, and Norandrostenediol (collectively, "Andro Products"). In each of the Andro Actions, plaintiffs sought, or are seeking, to certify a class and obtain damages on behalf of the class representatives and all those similarly-situated who purchased from the Company certain nutritional supplements alleged to contain one or more Andro Products. During the first quarter of 2011, the sole Andro Action filed in California was settled for an immaterial amount, pending approval by the court. Unlike the other states in which the plaintiffs reside, California law prohibits one of the ingredients; therefore, the Company does not believe that the outcome in California provides a basis for determining the potential outcome of the other Andro Actions. As any liabilities that may arise from these other Andro Actions are not probable or reasonably estimable at this time, no liability has been accrued in the accompanying financial statements.

        Romero Claim.    On April 27, 2009, plaintiff J.C. Romero, a professional baseball player, filed a complaint against, among others, the Company, in Superior Court of New Jersey (Law Division/ Camden County). Plaintiff alleges that he purchased from a GNC store and consumed 6-OXO Extreme, which is manufactured by a third party, and in August 2008, was alleged to have tested positive for a banned substance. Plaintiff served a 50 game suspension imposed by Major League Baseball. The seven count complaint asserts, among other things, claims for negligence, strict liability, misrepresentation, breach implied warranty and violations of the New Jersey Consumer Fraud Act, and seeks unspecified monetary damages. The Company tendered the claim to the insurance company of the franchisee whose GNC store sold and allegedly misrepresented the product. On or about October 9, 2009, the Company answered plaintiff's first amended complaint and cross-claimed against co-defendants Proviant Technologies and Ergopharm. In December 2011, the parties reached a confidential, immaterial settlement through mediation.

        California Wage and Break Claim.    On November 4, 2008, 98 plaintiffs filed individual claims against the Company in the Superior Court of the State of California for the County of Orange, which was removed to the U.S. District Court, Central District of California on February 17, 2009. Each of the plaintiffs had previously been a member of a purported class in a lawsuit filed against the Company in 2007 and resolved in September 2009. The plaintiffs allege that they were not provided all of the rest and meal periods to which they were entitled under California law, and further allege that the Company failed to pay them split shift and overtime compensation to which they were entitled under California law. Discovery in this case is ongoing and the Company is vigorously defending these matters. The court has developed a mediation procedure for handling the pending claims and has ordered the parties to mediate with small groups of plaintiffs and stayed the case as to the plaintiffs not participating in the mediations. The first of the mediation sessions occurred February 10, 2010 and March 4, 2010 and did not result in any settlements. Any liabilities that may arise from these matters are not probable or reasonably estimable at this time.

        On July 21, 2011, Charles Brewer, on behalf of himself and all others similarly situated, sued General Nutrition Corporation in federal court, alleging state and federal wage and hour claims (U.S. District Court, Northern District of California, Case No. 11CV3587). On October 7, 2011, plaintiff filed an eight-count amended complaint alleging, inter alia, meal, rest break and overtime violations. On October 21, 2011, the Company filed a motion to dismiss the complaint and on December 14, 2011 the court dismissed count six (the federal overtime claim) giving plaintiffs an opportunity to amend the complaint within thirty days. Any liabilities that may arise from these matters are not probable or reasonably estimable at this time.

NOTE 11. COMMITMENTS AND CONTINGENCIES (Continued)

        FLSA Matters.    On June 29, 2010, Dominic Vargas and Anne Hickok, on behalf of themselves and all others similarly situated sued General Nutrition Corporation and the Company in federal court (U.S. District Court, Western District of Pennsylvania, Case No. 2:05-mc-02025). The two-count complaint alleges, generally, that plaintiffs were required to perform work on an uncompensated basis and that the Company failed to pay overtime for such work. The second count of the complaint alleges the Company retaliated against plaintiffs when they complained about the overtime policy. The Company filed a motion to dismiss count II of the Complaint and on January 6, 2011 the court granted the motion. In fall, 2011, plaintiffs filed their Motion for Class Certification. The motion has been fully briefed and is pending before the court. Any liabilities that may arise from this case are not probable or reasonably estimable at this time, no liability has been accrued in the accompanying financial statements.

        On July 16, 2010, a second, similar wage and hour complaint was filed by Jennifer Mell and Jose Munoz, on behalf of themselves and all others similarly situated against GNC Corporation (U.S. District Court, Western District of Pennsylvania, Case No. 10CV945). The complaint alleges that plaintiffs' job duties were non-exempt in nature and that they were misclassified as exempt employees. The Company filed a motion to dismiss which was granted on November 9, 2010. Plaintiffs filed an appeal on December 9, 2010. On February 14, 2011, plaintiffs filed a document with the court to dismiss the appeal. As of December 31, 2011, this complaint is closed and no liability was accrued or paid during 2011.

Commitments

        The Company maintains certain purchase commitments with various vendors to ensure its operational needs are fulfilled. As of December 31, 2011, the future purchase commitments consisted of $3.5 million of advertising commitments. Other commitments related to the Company's business operations cover varying periods of time and are not significant. All of these commitments are expected to be fulfilled with no adverse consequences to the Company's operations of financial condition.

Environmental Compliance

        In March 2008, the Department of Health and Environmental Control ("DHEC") requested that the Company investigate contamination associated with historical activities at the Company's South Carolina facility. These investigations have identified chlorinated solvent impacts in soils and groundwater that extend offsite from the Company's facility. The Company is awaiting DHEC approval of the scope of additional investigations in order to understand the extent of these impacts and develop appropriate remedial measures for DHEC approval. At this state of the investigation, however, it is not possible to estimate the timing and extent of any remedial action that may be required, the ultimate cost of remediation, or the amount of the Company's potential liability.

        In addition to the foregoing, the Company is subject to numerous federal, state, local, and foreign environmental and health and safety laws and regulations governing its operations, including the handling, transportation, and disposal of the Company's non-hazardous and hazardous substances and wastes, as well as emissions and discharges from its operations into the environment, including discharges to air, surface water, and groundwater. Failure to comply with such laws and regulations could result in costs for remedial actions, penalties, or the imposition of other liabilities. New laws, changes in existing laws or the interpretation thereof, or the development of new facts or changes in their processes could also cause the Company to incur additional capital and operation expenditures to maintain compliance with environmental laws and regulations and environmental permits. The Company also is subject to laws and regulations that impose liability and cleanup responsibility for releases of hazardous substances into the environment without regard to fault or knowledge about the condition or action causing the liability. Under certain of these laws and regulations, such liabilities can be imposed for cleanup of previously

NOTE 11. COMMITMENTS AND CONTINGENCIES (Continued)

owned or operated properties, or for properties to which substances or wastes that were sent in connection with current or former operations at its facilities. The presence of contamination from such substances or wastes could also adversely affect the Company's ability to sell or lease its properties, or to use them as collateral for financing. From time to time, the Company has incurred costs and obligations for correcting environmental and health and safety noncompliance matters and for remediation at or relating to certain of its properties or properties at which its waste has been disposed. The Company believes it has complied with, and is currently complying with, its environmental obligations pursuant to environmental and health and safety laws and regulations and that any liabilities for noncompliance will not have a material adverse effect on its business or financial performance. However, it is difficult to predict future liabilities and obligations, which could be material.

NOTE 12. PREFERRED STOCK

        Holdings is authorized to issue up to 60.0 million shares of preferred stock, par value $0.001 per share, and had 29.9 million shares of Series A Preferred Stock outstanding at December 31, 2010. Dividends were compounded quarterly on March 31, June 30, September 30 and December 31 of each year. Holders of Series A Preferred Stock, upon a liquidation event, were required to be paid at 100% of the purchase price thereof, plus any unpaid accumulated dividends. At December 31, 2010, $68.3 million in unpaid dividends had been accrued. In conjunction with the IPO, all outstanding shares of Series A Preferred Stock were redeemed in full, and no shares of preferred stock were outstanding as of December 31, 2011.

NOTE 13. STOCKHOLDERS' EQUITY

Common Stock

        Holdings has authorized 300.0 million shares of common stock, which may be designated as Class A common stock or Class B common stock. The shares are identical in all respects to rights and privileges except that shares of Class B common stock do not entitle their holders to vote for the election or removal of directors. The shares of Class B common stock are convertible into Class A common stock, in whole or in part, at any time and from time to time at the option of the holder, on the basis of one share of Class A common stock for each share of Class B common stock. A holder of Class B common stock would have, upon conversion of its shares of Class B common stock into shares of Class A common stock, one vote per share of Class A common stock held on all matters submitted to a vote of the Company's stockholders.

        The shares of Class A common stock are convertible into Class B common stock, in whole or in part, at any time and from time to time at the option of the holder, provided such holder is a holder of Class B common stock, on the basis of one share of Class B common stock for each share Class A common stock.

        At December 31, 2011, there were 103.1 million shares of Class A common stock outstanding and 2.1 million shares of Class B common stock outstanding.

        The Company periodically evaluates various options for the use of its capital, including the potential issuance of dividends.

        In December 2011, the Company announced a share repurchase program, with the intent of mitigating dilution associated primarily with the exercise of employee stock options pursuant to which it purchased 2.4 million shares of Class A common stock for $67.5 million.

NOTE 13. STOCKHOLDERS' EQUITY (Continued)

Earnings Per Share

        The following table represents the Company's basic and dilutive weighted average shares:

	Year ended December 31,
	2011	2010	2009
	(in thousands)
Basic weighted average shares	100,261	87,339	87,421
Effect of dilutive employee stock-based compensation awards	2,749	1,578	438

Diluted weighted averages shares	103,010	88,917	87,859

        Unexercised stock options of 2.0 million, 7.8 million, and 8.8 million shares for the years ended December 31, 2011, 2010 and 2009, respectively, were not included in the computation of diluted earnings per share because the impact of applying the treasury stock method to these options was anti-dilutive.

NOTE 14. STOCK-BASED COMPENSATION PLANS

        The Company has outstanding stock-based compensation awards that were granted by the Compensation Committee (the "Compensation Committee") of Holdings' Board of Directors (the "Board") under the following two stock-based employee compensation plans:

  •
  the GNC Holdings, Inc. 2011 Stock and Incentive Plan (the "2011 Stock Plan") adopted in March 2011; and

  •
  the GNC Acquisition Holdings Inc. 2007 Stock Incentive Plan adopted in March 2007 (as amended, the "2007 Stock Plan").

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

        Up to 8.5 million shares of Class A common stock may be issued under the 2011 Stock Plan (subject to adjustment to reflect certain transactions and events specified in the 2011 Stock Plan for any award grant). If any award granted under the 2011 Stock Plan expires, terminates or is cancelled without having been exercised in full, the number of shares underlying such unexercised award will again become available for awards under the 2011 Stock Plan. The total number of shares of Class A common stock available for awards under the 2011 Stock Plan will be reduced by (i) the total number of stock options or stock appreciation rights exercised, regardless of whether any of the shares of Class A common stock underlying such awards are not actually issued to the participant as the result of a net settlement, and (ii) any shares of Class A common stock used to pay any exercise price or tax withholding obligation. In addition, the number of shares of Class A common stock that are subject to restricted stock, performance shares or other stock-based awards that are not subject to the appreciation of the value of a share of Class A common stock ("Full Share Awards") that may be granted under the 2011 Stock Plan is limited by counting shares granted pursuant to such awards against the aggregate share reserve as 1.8 shares for every share granted. If any stock option, stock appreciation right or other stock-based award that is not a Full Share Award is cancelled, expires or terminates unexercised for any reason, the shares covered by such awards will again be available for the grant of awards under the 2011 Stock Plan. If any shares of Class A common stock that are subject to restricted stock, performance shares or other stock-based awards that are

NOTE 14. STOCK-BASED COMPENSATION PLANS (Continued)

Full Share Awards are forfeited for any reason, 1.8 shares of Class A common stock will again be available for the grant of awards under the 2011 Stock Plan.

        The Company will not grant any additional awards under the 2007 Stock Plan. No stock appreciation rights, restricted stock, deferred stock or performance shares were granted under the 2007 Stock Plan. The Company granted 2.3 million options and 0.2 million shares of restricted stock for the year ended December 31, 2011 under the 2011 Stock Plan.

        The Company utilizes the Black Scholes model to calculate the fair value of options under both the 2011 Stock Plan and the 2007 Stock Plan. The resulting compensation cost is recognized in the Company's financial statements over the option vesting period.

        During the year ended December 31, 2011 the total intrinsic value of awards exercised was $60.9 million and the total amount of cash received from the exercise of options was $28.5 million. The tax impact associated with the exercise of awards for the year ended December 31, 2011 was a benefit of $22.4 million and was recorded to additional capital. During the year ended December 31, 2010, an immaterial amount of options was exercised.

        The following table sets forth a summary of stock options under all plans for the year ended December 31, 2011:

	Total Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding at December 31, 2010	9,344,188	$7.60
Granted	2,256,959	21.29
Exercised	(3,912,067)	7.24
Forfeited	(1,010,226)	13.84
Expired	(5,800)	10.81

Outstanding at December 31, 2011	6,673,054	$11.46	6.0	$116,712

Exercisable at December 31, 2011	3,640,334	$6.98	5.4	$79,966

        Stock-based compensation expense for the years ended December 31, 2011, 2010 and 2009 was $3.9 million, $3.2 million, and $2.9 million, respectively.

        As of December 31, 2011, the weighted average remaining contractual life of outstanding options was 2.5 years. At December 31, 2011, the weighted average remaining contractual life of exercisable options was 5.4 years. The weighted average fair value of options granted during 2011, 2010 and 2009 was $7.23, $2.65, and $3.19, respectively

        The Black-Scholes model utilizes the following assumptions in determining a fair value: price of underlying stock, award exercise price, expected term, risk-free interest rate, expected dividend yield and expected stock price volatility over the award's expected term. Due to the utilization of these assumptions, the existing models do not necessarily represent the definitive fair value of awards for future periods. The option term has been estimated by considering both the vesting period, which typically for both plans has been five or four years, and the contractual term, which historically has been either seven or ten years. Until the IPO, the fair value of the stock was estimated based upon the net enterprise value of the Company, discounted to reflect the lack of liquidity and control associated with the stock. Since the consummation of the IPO, the fair value of the stock has been based upon the closing price of the Class A common stock as reported on the New York Stock Exchange (the "NYSE"). Volatility is estimated based upon the Company utilizing its current peer group average to estimate the expected volatility.

NOTE 14. STOCK-BASED COMPENSATION PLANS (Continued)

        The assumptions used in the Company's Black Scholes valuation related to stock option grants made during each period below were as follows:

	Year ended December 31,
	2011	2010	2009
Dividend yield	0.00%	0.00%	0.00%
Expected option life	4.5-7.0 years	7.5 years	7.5 years
Volatility factor percentage of market price	38.5%-39.2%	31.5%-33.00%	34.20%-44.60%
Discount rate	1.5%-2.9%	2.49%-3.28%	0.43%-3.28%

        As the Black-Scholes option valuation model utilizes certain estimates and assumptions, the existing models do not necessarily represent the definitive fair value of options for future periods. Assumptions used in the Black-Scholes option valuation model include volatility and, until the IPO, the fair value of the stock, as the stock was not publicly traded. Volatility is estimated based upon the volatility in a sample peer group of companies. The fair value of the stock was estimated based upon the net enterprise value of the Company, discounted to reflect the lack of liquidity and control associated with the stock.

        The following table sets forth a summary of restricted stock units granted under the 2011 Stock Plan and related information for the year ended December 31, 2011:

	Restricted Stock Units	Weighted Average Grant- Date Fair Value
Granted	170,183	$21.94
Vested	—
Expirations	—
Forfeited	(32,064)	$(20.14)

Outstanding at December 31, 2011	138,119	$22.35

NOTE 15. RETIREMENT PLANS

        The Company sponsors a 401(k) defined contribution savings plan covering substantially all employees. Full time employees who have completed 30 days of service and part time employees who have completed 1,000 hours of service are eligible to participate in the plan. The plan provides for employee contributions of 1% to 80% of individual compensation into deferred savings, subject to IRS limitations. The plan provides for Company contributions upon the employee meeting the eligibility requirements. The Company match consists of both a fixed and a discretionary match which is based on a specified financial target for all participants in the plan. The fixed match is 50% on the first 3% of the salary that an employee defers and the discretionary match could be up to an additional 100% match on the 3% deferral. A discretionary match can be approved at any time by the Company.

        An employee becomes vested in the Company match portion as follows:

Years of Service	Percent Vested
0-1	0%
1-2	33%
2-3	66%
3+	100%

NOTE 15. RETIREMENT PLANS (Continued)

        The Company made cash contributions of $1.3 million, $1.3 million and $1.2 million for the years ended December 31, 2011, 2010 and 2009, respectively. In addition, the Company made a discretionary match for the 2009 plan year of $0.6 million in February 2010, for the 2010 plan year of $0.9 million in March 2011, and for the 2011 plan year will make a cash contribution of $1.3 million in February 2012.

        The Company has a Non-qualified Executive Retirement Arrangement Plan that covers key employees. Under the provisions of this plan, certain eligible key employees are granted cash compensation, which in the aggregate was not significant for any year presented.

        The Company has a Non-qualified Deferred Compensation Plan that provides benefits payable to certain qualified key employees upon their retirement or their designated beneficiaries upon death. This plan allows participants the opportunity to defer pretax amounts ranging from 2% to 100% of their base compensation plus bonuses. The plan is funded entirely by elective contributions made by the participants. The Company has elected to finance any potential plan benefit obligations using corporate owned life insurance policies. All assets relating to the non-qualified deferred compensation plan are held in a rabbi trust.

NOTE 16. SEGMENTS

        The Company has three reportable segments, each of which represents an identifiable component of the Company for which separate financial information is available. This information is utilized by management to assess performance and allocate assets accordingly. The Company's management evaluates segment operating results based on several indicators. The primary key performance indicators are sales and operating income or loss for each segment. Operating income or loss, as evaluated by management, excludes certain items that are managed at the consolidated level, such as distribution and warehousing, impairments and other corporate costs. The following table represents key financial information for each of the Company's reportable segments, identifiable by the distinct operations and management of each: Retail, Franchising, and Manufacturing/Wholesale. The Retail reportable segment includes the Company's corporate store operations in the United States, Canada, Puerto Rico and its GNC.com and LuckyVitamin.com businesses. The Franchise reportable segment represents the Company's franchise operations, both domestically and internationally. The Manufacturing/Wholesale reportable segment represents the Company's manufacturing operations in South Carolina and the Wholesale sales business. This segment supplies the Retail and Franchise segments, along with various third parties, with finished products for sale. The Warehousing and Distribution and Corporate costs represent the Company's administrative expenses. The accounting policies of the segments are the same as those described in the "Basis of Presentation and Summary of Significant Accounting Policies."

NOTE 16. SEGMENTS (Continued)

        The following table represents key financial information of the Company's segments:

	Year ended December 31,
	2011	2010	2009
	(in thousands)
Revenue:
Retail	$1,518,494	$1,344,358	$1,256,314
Franchise	334,792	293,549	264,168
Manufacturing/Wholesale:
Intersegment(1)	224,127	209,465	201,306
Third Party	218,893	184,261	186,525

Sub total Manufacturing/Wholesale	443,020	393,726	387,831
Sub total segment revenues	2,296,306	2,031,633	1,908,313
Intersegment elimination(1)	(224,127)	(209,465)	(201,306)

Total revenue	$2,072,179	$1,822,168	$1,707,007

(1)
Intersegment revenues are eliminated from consolidated revenue.

	Year ended December 31,
	2011	2010	2009
	(in thousands)
Operating income:
Retail	$243,506	$181,873	$153,142
Franchise	111,261	93,821	80,800
Manufacturing/Wholesale	82,185	69,421	73,450
Unallocated corporate and other costs:
Warehousing and distribution costs	(60,539)	(54,983)	(53,557)
Corporate costs	(93,906)	(77,726)	(72,809)

Sub total unallocated corporate and other costs	(154,445)	(132,709)	(126,366)

Total operating income	282,507	212,406	181,026
Interest expense, net	74,903	65,376	69,940

Income before income taxes	207,604	147,030	111,086
Income tax expense	75,271	50,463	41,562

Net income	$132,333	$96,567	$69,524

NOTE 16. SEGMENTS (Continued)

	December 31,
	2011	2010	2009
	(in thousands)
Depreciation and amortization:
Retail	$25,982	$26,241	$24,164
Franchise	2,873	3,044	4,081
Manufacturing / Wholesale	11,585	11,407	10,926
Corporate / Other	6,350	6,301	7,494

Total depreciation and amortization	$46,790	$46,993	$46,665

Capital expenditures:
Retail	$29,331	$23,263	$20,640
Franchise	684	50	2
Manufacturing / Wholesale	7,534	4,318	4,527
Corporate / Other	6,268	4,891	3,513

Total capital expenditures	$43,817	$32,522	$28,682

Total assets
Retail	$1,339,325	$1,272,541	$1,262,755
Franchise	491,008	477,230	468,949
Manufacturing / Wholesale	410,171	410,832	423,884
Corporate / Other	189,083	264,480	162,506

Total assets	$2,429,587	$2,425,083	$2,318,094

Geographic areas
Total revenues:
United States	$1,972,121	$1,727,489	$1,618,452
Foreign	100,058	94,679	88,555

Total revenues	$2,072,179	$1,822,168	$1,707,007

Long-lived assets:
United States	$196,176	$188,988	$193,762
Foreign	9,251	10,207	10,151

Total long-lived assets	205,427	$199,195	$203,913

NOTE 16. SEGMENTS (Continued)

        The following table represents sales by general product category. The category "Other Wellness Products" includes other wellness products sales from the Company's point of sales system, sales from LuckyVitamin.com of $14.5 million, which is not on the Company's point of sales system, and certain required accounting adjustments of $2.2 million, $6.5 million and $5.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.

	December 31,
	2011	2010	2009
	(in thousands)
U.S. Retail Product Categories:
VMHS	$542,575	$496,093	$496,427
Sports Nutrition Products	621,751	531,269	443,408
Diet Products	139,612	122,259	128,039
Other Wellness Products	116,454	100,058	99,885

Total U.S. Retail revenues	1,420,392	1,249,679	1,167,759
Canada retail revenues(1)	98,102	94,679	88,555

Total Retail Revenue	$1,518,494	$1,344,358	$1,256,314

(1)
Canada sales are presented in total not by category as product sales for Canada are managed in local currency.

        In addition to the Retail product categories discussed above, Franchise revenues are primarily generated from (1) product sales to franchisees, (2) royalties from franchise retail sales and (3) franchise fees, and Manufacturing/Wholesale sales are generated from sales of manufactured products to third parties, primarily in the VMHS product category.

NOTE 17. FRANCHISE REVENUE

        The Company's Franchise segment generates revenues through product sales to franchisees, royalties, franchise fees and interest income on the financing of the franchise locations. The Company enters into franchise agreements with initial terms of ten years. The Company charges franchisees three types of flat franchise fees associated with stores: initial, transfer and renewal. The initial franchise fee is payable prior to the franchise store opening as consideration for the initial franchise rights and services performed by the Company. Transfer fees are paid as consideration for the same rights and services as the initial fee and occur when a former franchisee transfers ownership of the franchise location to a new franchisee. This is typically a reduced fee compared to the initial franchise fee. The renewal franchise fee is charged to existing franchisees upon renewal of the franchise contract. This fee is similar to, but typically less than, the initial fee.

        Once the franchise store is opened, transferred or renewed, the Company has no further obligations under these fees to the franchisee. Therefore, all initial, transfer and renewal franchise fee revenue is recognized in the period in which a franchise store is opened, transferred or date the contract period is renewed. The Company recognized initial franchise fees of $3.0 million, $2.8 million, and $2.4 million for the years ended December 31, 2011, 2010 and 2009, respectively.

NOTE 17. FRANCHISE REVENUE (Continued)

        The following is a summary of the Company's franchise revenue by type:

	Year ended December 31,
	2011	2010	2009
	(in thousands)
Product sales	$275,026	$241,932	$217,920
Royalties	46,507	38,722	35,561
Franchise fees	5,585	5,646	4,570
Other	7,674	7,249	6,117

Total franchise revenue	$334,792	$293,549	$264,168

NOTE 18. FAIR VALUE MEASUREMENTS

        The Company adopted the provisions of the standard on fair value measurements and disclosures as of January 1, 2008. This standard defines fair value, establishes a consistent framework for measuring fair value and expands disclosures for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. The standard clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the standard establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1	—	observable inputs such as quoted prices in active markets for identical assets and liabilities;
Level 2	—
observable inputs such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, other inputs that are observable, or can be corroborated by observable market data; and
Level 3	—	unobservable inputs for which there are little or no market data, which require the reporting entity to develop its own assumptions.

        The following table presents the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2011 by level within the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
	(in thousands)
Other long-term assets	$—	$2,699	$—

        The following table presents the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2010 by level within the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
	(in thousands)
Other long-term assets	$—	$2,577	$—
Other current liabilities	$—	$4,395	$—
Other long-term liabilities	$3,034	$3,074	$—

NOTE 18. FAIR VALUE MEASUREMENTS (Continued)

        Other long-term assets classified as Level 2 consist of assets related to the Company's non-qualified deferred compensation plan. The assets related to these plans are adjusted based on changes in the fair value of the underlying investments. Since the fair value of the investments is based on quoted prices of similar items in active markets, the assets are classified within Level 2 on the fair value hierarchy. Other current liabilities and long-term liabilities classified as Level 2 consist of the Company's interest rate swaps. The derivatives are a pay-variable, receive-fixed interest rate swaps based on LIBOR. Fair value is based on a model-derived valuation using LIBOR, which is an observable input in an active market. Therefore, the Company's derivative is classified as Level 2 on the fair value hierarchy as part of the Refinancing derivatives that were settled during 2011.

        In addition to the above table, the Company's financial instruments also consist of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The Company did not elect to value its long-term debt with the fair value option in accordance with the standard on Financial Instruments. The Company believes that the recorded values of all of its other financial instruments approximate their fair values because of their nature and respective durations.

NOTE 19. RELATED PARTY TRANSACTIONS

        ACOF Management Services Agreement    In connection with the Merger, on March 16, 2007, we entered into a Management Services Agreement (the "Management Services Agreement") with ACOF Operating Manager II, L.P. ("ACOF Operating Manager"), an affiliate of Ares Corporate Opportunities Fund II, L.P. ("Ares"), which was terminated upon the consummation of the IPO. The Management Services Agreement provided for an annual management fee of $0.8 million, payable quarterly and in advance to ACOF Operating Manager, on a pro rata basis, until the tenth anniversary from March 16, 2007 plus any one-year extensions (which extensions occurred automatically on each anniversary date of March 16, 2007), as well as reimbursements for ACOF Operating Manager's, and its affiliates', out-of-pocket expenses in connection with the management services provided under the Management Services Agreement. For our fiscal year ended December 31, 2011, $0.2 million was paid to ACOF Operating Manager in accordance with the terms of the Management Services Agreement.

        Upon the consummation of the IPO, the Management Services Agreement was terminated and ACOF Operating Manager received, in lieu of quarterly payments of the annual management fee, an automatic fee equal to the net present value of the aggregate annual management fee that would have been payable to ACOF Operating Manager during the remainder of the term of the fee agreement. The amount of such payment was $5.6 million. No further payments will be made pursuant to the Management Services Agreement.

        Special Dividend    Prior to the consummation of the IPO, Ontario Teachers' Pension Plan Board ("OTPP"), as the holder of Class B common stock, was entitled to receive ratably an annual special dividend payment equal to an aggregate amount of $0.8 million per year when, as and if declared by the Board, for a period of ten years commencing on March 16, 2007 (the "Special Dividend Period"). The special dividend payment was payable in equal quarterly installments on the first day of each quarter commencing on April 1, 2007. For the year ended December 31, 2011, $0.2 million was paid to OTPP as a special dividend pursuant to the obligations under our Class B common stock.

        Upon the consummation of the IPO, OTPP's right to receive the special dividend payments was terminated and OTPP received, in lieu of quarterly payments of the special dividend payments, an automatic payment equal to the net present value of the aggregate amount of the special dividend payments that would have been payable to OTPP during the remainder of the Special Dividend Period, calculated in good faith by the Board. The amount of such payment was $5.6 million. No further special dividend payments will be made.

NOTE 19. RELATED PARTY TRANSACTIONS (Continued)

        Lease Agreements.    At December 31, 2011, General Nutrition Centres Company, the Company's wholly owned subsidiary, was party, as lessee, to 18 lease agreements with Cadillac Fairview Corporation ("Cadillac Fairview"), as lessor, and 1 lease agreement with Ontrea, Inc. ("Ontrea"), as lessor, with respect to properties located in Canada. Each of Cadillac Fairview and Ontrea is a direct wholly owned subsidiary of OTPP. For the years ended December 31, 2011, 2010 and 2009, the Company paid $2.4 million, $2.6 million and $2.2 million, respectively, under the lease agreements with Cadillac Fairview, and $0.2 million in each such year under the lease agreement with Ontrea. As of December 31, 2011, the aggregate future minimum lease payments under the lease agreements with Cadillac Fairview and Ontrea were $10.1 and $0.7 million, respectively. Each lease was negotiated in the ordinary course of business on an arm's length basis.

NOTE 20. QUARTERLY FINANCIAL INFORMATION

        The following table summarizes the Company's 2011 and 2010 quarterly results:

	Three months ended				Year ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011	December 31, 2011
	($ in thousands, except per share $)
Total revenue	$506,008	$518,535	$538,028	$509,608	$2,072,179
Gross profit	183,847	190,917	194,899	184,170	753,833
Operating income	57,689	72,697	82,600	69,521	282,507
Net income	9,923	36,004	48,663	37,743	132,333
Weighted average shares outstanding:
Basic	87,367	102,723	104,390	106,309	100,261
Diluted	90,088	105,908	107,351	109,116	103,010
Earnings per share:
Basic	$0.07	$0.35	$0.47	$0.36	$1.27
Diluted	$0.06	$0.34	$0.45	$0.35	$1.24

	Three months ended				Year ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010	December 31, 2010
	($ in thousands, except per share $)
Total revenue	$465,019	$455,730	$465,660	$435,759	$1,822,168
Gross profit	165,899	163,612	163,059	149,712	642,282
Operating income	57,183	56,372	58,790	40,061	212,406
Net income	25,661	25,411	26,669	18,826	96,567
Weighted average shares outstanding:
Basic	87,339	87,353	87,357	87,367	87,339
Diluted	87,574	87,778	88,179	88,719	88,917
Earnings per share:
Basic	$0.24	$0.23	$0.25	$0.15	$0.87
Diluted	$0.24	$0.23	$0.24	$0.15	$0.85

NOTE 21. SUBSEQUENT EVENTS

        On February 15, 2012, the Board authorized and declared a cash dividend for the first quarter of 2012 of $0.11 per share of common stock, payable on or about March 30, 2012 to stockholders of record as of the close of business on March 15, 2012.

NOTE 21. SUBSEQUENT EVENTS (Continued)

        The share repurchase program described above in Note 13, "Stockholders' Equity," was largely completed in December 2011, and concluded in January 2012. In total, 2.4 million shares were repurchased for $67.5 million. In February 2012, the Board approved a repurchase program for up to 1.0 million shares of Class A common stock over the forthcoming year.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

Item 9A.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act has been appropriately recorded, processed, summarized and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our CEO and CFO have concluded that, as of December 31, 2011, our disclosure controls and procedures are effective at the reasonable assurance level.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

        Our management, with the participation of our CEO and CFO , has assessed the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management has concluded that, as of December 31, 2011, our internal control over financial reporting was effective based on that framework.

        Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2011, as stated in their report, which is included in Item 8, "Financial Statements and Supplementary Data" of this Annual Report.

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    OTHER INFORMATION.

        None.

 PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

        Information with respect to this Item will be included in our Proxy Statement to be filed on March 8, 2012, which is incorporated herein by reference.

Item 11.    EXECUTIVE COMPENSATION

        Information with respect to this Item will be included in our Proxy Statement to be filed on March 8, 2012, which is incorporated herein by reference, under the captions "Director Compensation," "Executive Compensation" and "Compensation Discussion and Analysis;" provided, however, that the subsection entitled "Executive Compensation—Compensation Committee Report" shall not be deemed to be incorporated by reference.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Information with respect to this Item will be included in our Proxy Statement to be filed on March 8, 2012, which is incorporated herein by reference.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

        Information with respect to this Item will be included in our Proxy Statement to be filed on March 8, 2012, which is incorporated herein by reference, under the captions "Certain Relationships and Related Transactions," and "Other Board Information—Director Independence."

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        Information with respect to this Item will be included in our Proxy Statement to be filed on March 8, 2012, which is incorporated herein by reference.

 PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)
Documents filed as part of this Annual Report:

(1)
Financial statements filed in Part II, Item 8 of this Annual Report:

•
Report of Independent Registered Public Accounting Firm

•
Consolidated Balance Sheets

      As of December 31, 2011 and December 31, 2010

    •
    Consolidated Statements of Income

      For the years ended December 31, 2011, 2010 and 2009

    •
    Consolidated Statements of Stockholders' Equity and Comprehensive Income

      For the years ended December 31, 2011, 2010 and 2009

    •
    Consolidated Statements of Cash Flows

      For the years ended December 31, 2011, 2010 and 2009

    •
    Notes to Consolidated Financial Statements

  (2)
  Financial statement schedule:

 SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

GNC Holdings, Inc. and Subsidiaries
Valuation and Qualifying Accounts

Allowance for Doubtful Accounts(1)

	Year ended December 31,
	2011	2010	2009
	(in thousands)
Balance at beginning of period	$1,564	$1,789	$4,388
Additions—charged to costs and expense	2,989	4,279	3,442
Deductions(2)	(2,261)	(4,504)	(6,041)

Balance at end of period	$2,292	$1,564	$1,789

Tax Valuation Allowances

	Year ended December 31,
	2011	2010	2009
	(in thousands)
Balance at beginning of period	$4,418	$7,530	$11,990
Additions-charged to costs and expense	44	165	264
Deductions	(1,516)	(3,277)	(4,724)

Balance at end of period	$2,946	$4,418	$7,530

(1)
These balances are the total allowance for doubtful accounts for trade accounts receivable and the current and long-term franchise notes receivable.

(2)
Deductions for the allowance for doubtful accounts represent: accounts receivable reserve adjustments, resulting from applying our standard policy; reductions to franchise receivable reserves for franchise take-backs and customer product returns; and the collection of previously reserved receivables.

(3)
Exhibits:

        Listed below are all exhibits filed as part of this Annual Report. Certain exhibits are incorporated by reference from statements and reports previously filed by Holdings or Centers with the SEC pursuant to Rule 12b-32 under the Exchange Act:

3.1	Amended and Restated Certificate of Incorporation of Holdings, as currently in effect. (Incorporated by reference to Exhibit 3.1 to Holdings' Current Report on Form 8-K (File No. 001-35113), filed April 12, 2011.)
3.2	Fourth Amended and Restated Bylaws of Holdings, as currently in effect. (Incorporated by reference to Exhibit 3.2 to Holdings' Current Report on Form 8-K (File No. 001-35113), filed April 12, 2011.)
4.8
Specimen of Class A Common Stock Certificate. (Incorporated by reference to Exhibit 4.8 to Holdings' Pre-Effective Amendment No. 3 to its Registration Statement on Form S-1 (File No. 333-169618), filed February 25, 2011.)
4.9
Second Amended and Restated Stockholders Agreement, dated April 6, 2011, by and among Holdings, Ares, OTPP and the other stockholders party thereto. (Incorporated by reference to Exhibit 4.1 to Holdings' Current Report on Form 8-K (File No. 001-35113), filed April 12, 2011.)
4.10
Stockholders Agreement, dated April 6, 2011, by and among Holdings, Ares and OTPP. (Incorporated by reference to Exhibit 4.2 to Holdings' Current Report on Form 8-K (File No. 001-35113), filed April 12, 2011.)
10.1
Mortgage, Assignment of Leases, Rents and Contracts, Security Agreement and Fixture Filing, dated March 23, 1999, from Gustine Sixth Avenue Associates, Ltd., as Mortgagor, to Allstate Life Insurance Company, as Mortgagee. (Incorporated by reference to Exhibit 10.5 to Centers' Registration Statement on Form S-4 (File No. 333-114502), filed April 15, 2004.)
10.2
Lease Agreement, dated as of November 1, 1998, between Greenville County, South Carolina and General Nutrition Products, Inc. (Incorporated by reference to Exhibit 10.34 to Holdings' Pre-Effective Amendment No. 2 to its Registration Statement on Form S-1 (File No. 333-169618), filed February 10, 2011.)
10.3
GNC Live Well Later Non-Qualified Deferred Compensation Plan, effective February 1, 2002. (Incorporated by reference to Exhibit 10.14 to Centers' Registration Statement on Form S-4 (File No. 333-114502), filed April 15, 2004.)
10.4	Deferred Compensation Plan for Centers, effective January 1, 2009. (Incorporated by reference to Exhibit 10.32 to Centers' Annual Report on Form 10-K (File No. 333-114396), filed February 25, 2011.)
10.5
GNC Acquisition Holdings Inc. 2007 Stock Incentive Plan, adopted as of March 16, 2007. (Incorporated by reference to Exhibit 10.12 to Centers' Pre-Effective Amendment No. 1 to its Registration Statement on Form S-4 (File No. 333-144396), filed August 10, 2007.)
10.6
Amendment No. 1 to the GNC Acquisition Holdings Inc. 2007 Stock Incentive Plan, dated as of February 12, 2008. (Incorporated by reference to Exhibit 10.11 to Centers' Annual Report on Form 10-K (File No. 333-144396), filed March 14, 2008.)

10.7	Form of Non-Qualified Stock Option Agreement Pursuant to the GNC Acquisition Holdings Inc. 2007 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.13 to Centers' Pre-Effective Amendment No. 1 to its Registration Statement on Form S-4 (File No. 333-144396), filed August 10, 2007.)
10.8	GNC Holdings, Inc. 2011 Stock and Incentive Plan. (Incorporated by reference to Exhibit 10.1 to Holdings' Registration Statement on Form S-8 (File No. 333-173578), filed April 18, 2011.)
10.9
Form of Non-Qualified Stock Option Agreement pursuant to the GNC Holdings, Inc. 2011 Stock and Incentive Plan. (Incorporated by reference to Exhibit 10.33 to Holdings Pre-Effective Amendment No. 5 to its Registration Statement on Form S-1 (File No. 333-169618), filed March 11, 2011.)
10.10
Form of Restricted Stock Agreement pursuant to the GNC Holdings, Inc. 2011 Stock and Incentive Plan. (Incorporated by reference to Exhibit 10.34 to Holdings' Registration Statement on Form S-1 (File No. 333-176721), filed September 7, 2011.)
10.11
Amended and Restated Employment Agreement, dated as of March 7, 2011, by and among Holdings, Centers and Joseph M. Fortunato (Incorporated by reference to Exhibit 10.15 to Holdings' Pre-Effective Amendment No. 4 to its Registration Statement on Form S-1 (File No. 333-169618), filed March 8, 2011.)
10.12.1
Employment Agreement, dated as of October 31, 2008, by and between Centers and Michael M. Nuzzo. (Incorporated by reference to Exhibit 10.1 to Centers' Current Report on Form 8-K (File No. 333-144396), filed November 4, 2008.)
10.12.2
Amendment No.1 to Employment Agreement, dated as of March 3, 2009, by and between Centers and Michael M. Nuzzo. (Incorporated by reference to Exhibit 10.16.2 to Centers' Annual Report on Form 10-K (File No. 333-144396), filed March 19, 2009.)
10.13.1
Employment Agreement, dated as of April 21, 2008, by and between Centers and Thomas Dowd. (Incorporated by reference to Exhibit 10.1 to Centers' Quarterly Report on Form 10-Q (File No. 333-144396), filed May 9, 2008.)
10.13.2
Amendment No.1 to Employment Agreement, dated as of March 3, 2009, by and between Centers and Thomas Dowd. (Incorporated by reference to Exhibit 10.18.2 to Centers' Annual Report on Form 10-K (File No. 333-144396), filed March 19, 2009.)
10.14.1
Employment Agreement, dated as of October 1, 2007, by and between Centers and Gerald J. Stubenhofer, Jr. (Incorporated by reference to Exhibit 10.19.1 to Centers' Annual Report on Form 10-K (File No. 333-144396), filed March 11, 2010.)
10.14.2
Amendment No.1 to Employment Agreement, dated as of March 3, 2009, by and between Centers and Gerald J. Stubenhofer, Jr. (Incorporated by reference to Exhibit 10.19.2 to Centers' Annual Report on Form 10-K (File No. 333-144396), filed March 11, 2010.)
10.15	Form of Indemnification Agreement between Holdings and each of our directors and relevant schedule.*
10.16	Form of Call Agreement. (Incorporated by reference to Exhibit 10.35 to Holdings Pre-Effective Amendment No. 2 to its Registration Statement on Form S-1 (File No. 333-169618), filed February 10, 2011.)

10.17	GNC/Rite Aid Retail Agreement, dated December 8, 1998, between General Nutrition Sales Corporation and Rite Aid Corporation. (Incorporated by reference to Exhibit 10.24 to Centers' Pre-Effective Amendment No. 1 to its Registration Statement on Form S-4 (File No. 333-114502), filed August 9, 2004.)†
10.18
Amendment to the GNC/Rite Aid Retail Agreement, dated December 8, 1998, by and between General Nutrition Sales Corporation and Rite Aid Hdqtrs Corp. (Incorporated by reference to Exhibit 10.25 to Centers' Pre-Effective Amendment No. 1 to its Registration Statement on Form S-4 (File No. 333-114502), filed August 9, 2004.)†
10.19
Amendment to the GNC/Rite Aid Retail Agreement, effective as of May 1, 2004, between General Nutrition Sales Corporation and Rite Aid Hdqtrs Corp. (Incorporated by reference to Exhibit 10.26 to Centers' Pre-Effective Amendment No. 1 to its Registration Statement on Form S-4 (File No. 333-114502), filed August 9, 2004.)†
10.20
Amended and Restated GNC/Rite Aid Retail Agreement, dated July 31, 2007, between Nutra Sales Corporation (f/k/a General Nutrition Sales Corporation) and Rite Aid Hdqtrs. Corp. (Incorporated by reference to Exhibit 10.34 to Centers' Pre-Effective Amendment No. 1 to its Registration Statement on Form S-4 (File No. 333-144396), filed August 10, 2007.)†
10.21
Credit Agreement, dated as of March 4, 2011, among GNC Corporation, Centers, the lenders party thereto, Goldman Sachs Bank USA, as syndication agent, Deutsche Bank Securities Inc. and Morgan Stanley Senior Funding, Inc., as co-documentation agents, Barclays Capital, the investment banking division of Barclays PLC, as co-manager, and JPMorgan Chase Bank, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.27 to Holdings' Pre-Effective Amendment No. 4 to its Registration Statement on Form S-1 (File No. 333-169618), filed March 8, 2011.)
10.22
Guarantee and Collateral Agreement, dated as of March 4, 2011, by GNC Corporation, Centers and the other Grantors party thereto in favor of JPMorgan Chase Bank, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.28 to Holdings' Pre-Effective Amendment No. 4 to its Registration Statement on Form S-1 (File No. 333-169618), filed March 8, 2011.)
10.23
Intellectual Property Security Agreement, dated as of March 4, 2011, by GNC Corporation, Centers and the other Grantors party thereto in favor of JPMorgan Chase Bank, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.29 to Holdings' Pre-Effective Amendment No. 4 to its Registration Statement on Form S-1 (File No. 333-169618), filed March 8, 2011.)
21.1	Subsidiaries of the Registrant.*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

*
Filed herewith

†
Portions of this exhibit have been omitted pursuant to a request for confidential treatment. The omitted portions have been separately filed with the SEC.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GNC HOLDINGS, INC.
By:	/s/ JOSEPH FORTUNATO Joseph Fortunato President & Chief Executive Officer Dated: February 27, 2012

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ JOSEPH FORTUNATO Joseph Fortunato Director, President and Chief Executive Officer (principal executive officer) Dated: February 27, 2012
By:	/s/ MICHAEL M. NUZZO Michael M. Nuzzo Chief Financial Officer (principal financial officer) Dated: February 27, 2012
By:	/s/ ANDREW S. DREXLER Andrew S. Drexler Corporate Controller (principal accounting officer) Dated: February 27, 2012
By:	/s/ NORMAN AXELROD Norman Axelrod Chairman of the Board of Directors Dated: February 27, 2012
By:	/s/ JEFFREY P. BERGER Jeffrey P. Berger Director Dated: February 27, 2012

By:	/s/ ANDREW CLAERHOUT Andrew Claerhout Director Dated: February 27, 2012
By:	/s/ MICHAEL F. HINES Michael F. Hines Director Dated: February 27, 2012
By:	/s/ DAVID B. KAPLAN David B. Kaplan Director Dated: February 27, 2012
By:	/s/ BRIAN KLOS Brian Klos Director Dated: February 27, 2012
By:	/s/ JOHANN O. KOSS Johann O. Koss Director Dated: February 27, 2012
By:	/s/ AMY B. LANE Amy B. Lane Director Dated: February 27, 2012
By:	/s/ ROMEO LEEMRIJSE Romeo Leemrijse Director Dated: February 27, 2012
By:	/s/ RICHARD J. WALLACE Richard J. Wallace Director Dated: February 27, 2012