Form 10-Q
period 2012-03-31
GNC HOLDINGS, INC.
filed 2012-05-02
CIK 1502034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of April 27, 2012, there were 106,506,299 outstanding shares of Class A common stock, par value $0.001 per share (the “Class A common stock”), of GNC Holdings, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GNC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, including share data)

	March 31,	December 31,
	2012	2011
Current assets:	(unaudited)
Cash and cash equivalents	$201,574	$128,438
Receivables, net	122,617	114,190
Inventories (Note 3)	478,616	423,610
Prepaids and other current assets	40,423	38,777
Total current assets	843,230	705,015

Long-term assets:
Goodwill (Note 4)	639,334	637,877
Brands (Note 4)	720,000	720,000
Other intangible assets, net (Note 4)	147,708	149,589
Property, plant and equipment, net	197,570	198,171
Other long-term assets	20,679	18,935
Total long-term assets	1,725,291	1,724,572

Total assets	$2,568,521	$2,429,587

Current liabilities:
Accounts payable	161,859	124,416
Current portion, long-term debt (Note 5)	1,592	1,592
Deferred revenue and other current liabilities	122,912	104,525
Total current liabilities	286,363	230,533

Long-term liabilities:
Long-term debt (Note 5)	899,626	899,950
Deferred tax liabilities, net	284,707	283,403
Other long-term liabilities	39,257	37,239
Total long-term liabilities	1,223,590	1,220,592

Total liabilities	1,509,953	1,451,125

Stockholders’ equity:
Common stock, $0.001 par value, 150,000 shares authorized:
Class A, 110,232 shares issued, 107,063 shares outstanding and 3,169 shares held in treasury at March 31, 2012 and 105,988 shares issued, 102,985 shares outstanding and 3,004 shares held in treasury at December 31, 2011	109	105
Class B, 0 and 2,060 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	-	2
Paid-in-capital	775,264	741,848
Retained earnings	349,913	298,831
Treasury stock, at cost	(69,796)	(65,048)
Accumulated other comprehensive income	3,078	2,724
Total stockholders’ equity	1,058,568	978,462

Total liabilities and stockholders’ equity	$2,568,521	$2,429,587

The accompanying notes are an integral part of the consolidated financial statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(unaudited)

(in thousands, except per share data)

	Three months ending March 31,
	2012	2011

Revenue	$624,272	$506,008
Cost of sales, including cost of warehousing, distribution and occupancy	383,563	322,161

Gross profit	240,709	183,847

Compensation and related benefits	80,044	71,273
Advertising and promotion	16,219	14,207
Other selling, general and administrative	31,784	28,483
Foreign currency gain	(93)	(167)
Transaction related costs	686	12,362
Operating income	112,069	57,689

Interest expense, net (Note 5)	10,383	38,376

Income before income taxes	101,686	19,313

Income tax expense (Note 10)	37,829	9,390

Net income	$63,857	$9,923

Income per share - Basic and Diluted:

Net income	$63,857	$9,923
Preferred stock dividends	-	(4,232)
Net income available to common shareholders	$63,857	$5,691

Earnings per share:
Basic	$0.60	$0.07
Diluted	$0.59	$0.06

Weighted average common shares outstanding:
Basic	105,805	87,367
Diluted	107,746	90,088

Dividends declared per share:	$0.11	-

Consolidated Statements of Comprehensive Income

(unaudited)

(in thousands)

	Three months ending March 31,
	2012	2011

Net income	$63,857	$9,923
Other comprehensive income:
Unrealized gains on derivatives designated and qualified as cash flow hedges, net of tax of $2,718	-	4,751
Foreign currency translation adjustments	354	830
Other comprehensive income	354	5,581

Comprehensive income	$64,211	$15,504

The accompanying notes are an integral part of the consolidated financial statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands, including per share data)

								Accumulated
	Common Stock							Other	Total
	Class A		Class B		Treasury	Paid-in-	Retained	Comprehensive	Stockholders’
	Shares	Dollars	Shares	Dollars	Stock	Capital	Earnings	Income/(Loss)	Equity

Balance at December 31, 2011	102,985	$105	2,060	$2	$(65,048)	$741,848	$298,831	$2,724	$978,462

Comprehensive income	-	-	-	-	-	-	63,857	354	64,211
Conversion of stock	2,060	2	(2,060)	(2)	-	-	-	-	-
Purchase of treasury stock	(165)	-	-	-	(4,748)	-	-	-	(4,748)
Common stock dividends	-	-	-	-	-	-	(11,724)	-	(11,724)
Exercise of stock options	2,183	2	-	-	-	32,240	-	-	32,242
Non-cash stock-based compensation	-	-	-	-	-	1,176	-	-	1,176
Other	-	-	-	-	-	-	(1,051)	-	(1,051)

Balance at March 31, 2012 (unaudited)	107,063	$109	-	$-	$(69,796)	$775,264	$349,913	$3,078	$1,058,568

Balance at December 31, 2010	59,199	$60	28,169	$28	$(2,277)	$451,728	$171,224	$(1,280)	$619,483

Comprehensive income	-	-	-	-	-	-	9,923	5,581	15,504
Preferred stock dividends	-	-	-	-	-	-	(4,232)	-	(4,232)
Non-cash stock-based compensation	-	-	-	-	-	798	-	-	798

Balance at March 31, 2011 (unaudited)	59,199	$60	28,169	$28	$(2,277)	$452,526	$176,915	$4,301	$631,553

The accompanying notes are an integral part of the consolidated financial statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$63,857	$9,923
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on early extinguishment of debt	-	14,958
Depreciation and amortization expense	12,335	11,485
Amortization of debt costs	582	1,004
Increase in provision for inventory losses	2,797	4,568
Increase in receivables	(10,455)	(2,085)
Increase in inventory	(55,884)	(40,799)
Increase in prepaids and other current assets	(1,614)	(1,337)
Increase in accounts payable	37,473	57,603
Increase in deferred revenue and other current liabilities	19,221	7,565
Other operating activities	2,404	1,724
Net cash provided by operating activities	70,716	64,609

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(9,220)	(7,768)
Other investing activities	(1,388)	(608)
Net cash used in investing activities	(10,608)	(8,376)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(415)	(1,054,771)
Dividends paid to shareholders	(11,497)	-
Proceeds from exercised stock options	12,936	-
Repurchase of treasury stock	(5,885)	-
Tax benefit from exercise of stock options	20,625	-
Proceeds from issuance of long-term debt	-	1,196,200
Deferred financing fees	-	(17,346)
Other financing activities	(2,500)	-
Net cash provided by financing activities	13,264	124,083

Effect of exchange rate on cash and cash equivalents	(236)	(361)
Net increase in cash and cash equivalents	73,136	179,955
Beginning balance, cash and cash equivalents	128,438	193,902
Ending balance, cash and cash equivalents	$201,574	$373,857

The accompanying notes are an integral part of the consolidated financial statements.

NOTE 1.  NATURE OF BUSINESS

General Nature of Business. GNC Holdings, Inc., formerly GNC Acquisition Holdings Inc., a Delaware corporation (“Holdings” and, collectively with its subsidiaries and, unless the context requires otherwise, its and their respective predecessors, the “Company”), is a leading specialty retailer of health and wellness products, which include: vitamins, minerals and herbal supplements, sports nutrition products, diet products and other wellness products.

The Company is vertically integrated as the operations consist of purchasing raw materials, formulating and manufacturing products and selling the finished products through its three primary segments: retail, franchising and manufacturing/wholesale.  Corporate retail store operations are located in North America and Puerto Rico, and in addition the Company offers products domestically through GNC.com, www.drugstore.com, and since September 2011, LuckyVitamin.com. Franchise stores are located in the United States and 56 international countries (including distribution centers where retail sales are made).  The Company operates its primary manufacturing facilities in South Carolina and distribution centers in Arizona, Pennsylvania and South Carolina. The Company manufactures the majority of its branded products, but also merchandises various third party products. Additionally, the Company licenses the use of its trademarks and trade names.

The processing, formulation, packaging, labeling and advertising of the Company’s products are subject to regulation by one or more federal agencies, including the Food and Drug Administration (the “FDA”), Federal Trade Commission, Consumer Product Safety Commission, United States Department of Agriculture and the Environmental Protection Agency. These activities are also regulated by various agencies of the states and localities in which the Company’s products are sold.

Recent Significant Transactions. In March 2011, General Nutrition Centers, Inc., a wholly owned subsidiary of Holdings, entered into the 2011 Senior Credit Facility, consisting of a $1.2 billion term loan facility (the “Term Loan Facility”) and an $80.0 million revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Senior Credit Facility”), and utilized the proceeds to repay all outstanding indebtedness under the 2007 Senior Credit Facility, the Senior Notes and the Senior Subordinated Notes (the “Refinancing”).

In April 2011, Holdings consummated an initial public offering (the “IPO”) of 25.875 million shares of its Class A common stock, par value $0.001 per share (the “Class A common stock”), at a price of $16.00 per share. The net proceeds from the IPO, together with cash on hand, were used to redeem all outstanding shares of Series A preferred stock, par value $0.001 per share (the “Series A preferred stock”), repay approximately $300.0 million of outstanding borrowings under the Term Loan Facility and pay approximately $11.1 million to satisfy obligations under the Management Services Agreement (as defined below) and its Class B common stock, par value $0.001 per share (the “Class B common stock” and, together with the Class A common stock, the “common stock”).

On August 31, 2011, the Company acquired substantially all of the assets and assumed certain liabilities of S&G Properties, LLC d/b/a LuckyVitamin.com and What’s The Big Deal?, Inc. d/b/a Gary’s “World of Wellness” (collectively, “LuckyVitamin.com”), an online retailer of health and wellness products. The aggregate purchase price of LuckyVitamin.com was approximately $19.8 million.

During the first quarter of 2012 and the fourth quarter of 2011, certain of Holdings’ stockholders completed registered offerings of 19.6 million and 23.0 million shares, respectively, of Class A common stock at prices of $33.50 and $24.75 per share, respectively.

GNC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s audited financial statements in Holdings’ Annual Report on Form 10-K filed for the year ended December 31, 2011. There have been no material changes to the application of critical accounting policies and significant judgments and estimates since December 31, 2011.

The accompanying unaudited consolidated financial statements include all adjustments (consisting of a normal and recurring nature) that management considers necessary for a fair statement of financial information for the interim periods.  Interim results are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2012.

Principles of Consolidation. The consolidated financial statements include the accounts of Holdings and all of its subsidiaries. All material intercompany transactions have been eliminated in consolidation.

The Company has no relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off balance sheet arrangements or other contractually narrow or limited purposes.

Use of Estimates.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. Accordingly, these estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Some of the most significant estimates pertaining to the Company include the valuation of inventories, the allowance for doubtful accounts and income taxes. On a regular basis, management reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.

Transaction Related Costs.  The Company recognizes transaction related costs as expenses in the period during which they are incurred.  For the three months ended March 31, 2012, the Company recognized $0.7 million of expenses related to the registered offering completed by Holdings’ stockholders during the first quarter of 2012.  For the three months ended March 31, 2011, the Company recognized $12.4 million of expenses related to the IPO.

Recently Adopted Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (the “FASB”) issued updated guidance on current comprehensive income presentation, which eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income that contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. This new guidance is effective for the Company for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company adopted this guidance during the first quarter of 2012. The adoption of this guidance had no material impact on the Company’s consolidated financial statements, as it only required a change in the format of presentation.

In May 2011, the FASB issued changes to conform existing guidance regarding fair value measurement and disclosure between GAAP and International Financial Reporting Standards. These changes both clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements and amend certain principles or requirements for measuring fair value or for disclosing information about fair value measurements. The clarifying changes relate to the application of the highest and best use and valuation premise concepts, measuring the fair value of an instrument classified in a reporting entity’s stockholders’ equity, and disclosure of quantitative information about unobservable inputs used for Level 3 fair value measurements. The amendments relate to measuring the fair value of financial instruments that are managed within a portfolio; application of premiums and discounts in a fair value measurement; and additional disclosures concerning the

GNC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

valuation processes used and sensitivity of the fair value measurement to changes in unobservable inputs for those items categorized as Level 3, a reporting entity’s use of a nonfinancial asset in a way that differs from the asset’s highest and best use, and the categorization by level in the fair value hierarchy for items required to be measured at fair value for disclosure purposes only.  The Company adopted this guidance during the first quarter of 2012, and it had no material impact on the Company’s financial statements.

NOTE 3.  INVENTORIES

The net carrying value of inventories consisted of the following:

	March 31,	December 31,
	2012	2011
	(unaudited)
	(in thousands)

Finished product ready for sale	$393,593	$354,913
Work-in-process, bulk product and raw materials	77,075	61,684
Packaging supplies	7,948	7,013
Total	$478,616	$423,610

NOTE 4. GOODWILL AND INTANGIBLE ASSETS, NET

For the three months ended March 31, 2012 and 2011, the Company acquired 13 and 10 franchise stores, respectively.  These acquisitions were accounted for utilizing the acquisition method of accounting and the Company recorded the acquired inventory, fixed assets, franchise rights and goodwill, with an applicable reduction to receivables and cash. For the three months ended March 31, 2012 and 2011, the total purchase price associated with these acquisitions was $2.6 million and $1.5 million, respectively, of which $1.1 million and $0.6 million, respectively, was paid in cash.

The following table summarizes the Company’s goodwill activity:

			Manufacturing/
	Retail	Franchising	Wholesale	Total
	(in thousands)

Balance at December 31, 2011	$317,733	$117,303	$202,841	$637,877
Acquired franchise stores	1,456	-	-	1,456
Balance at March 31, 2012 (unaudited)	$319,189	$117,303	$202,841	$639,334

Intangible assets other than goodwill consisted of the following:

	Retail	Franchise	Operating	Other
	Brand	Brand	Agreements	Intangibles	Total
	(in thousands)

Balance at December 31, 2011	$500,000	$220,000	$138,970	$10,619	$869,589
Acquired franchise stores	-	-	-	280	280
Amortization expense	-	-	(1,662)	(499)	(2,161)
Balance at March 31, 2012 (unaudited)	$500,000	$220,000	$137,308	$10,400	$867,708

GNC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table reflects the gross carrying amount and accumulated amortization for each major intangible asset:

	Estimated	March 31, 2012			December 31, 2011
	Life		Accumulated	Carrying		Accumulated	Carrying
	in years	Cost	Amortization	Amount	Cost	Amortization	Amount
			(unaudited)
		(in thousands)

Brands - retail	-	$500,000	$-	$500,000	$500,000	$-	$500,000
Brands - franchise	-	220,000	-	220,000	220,000	-	220,000
Retail agreements	25-35	31,000	(5,458)	25,542	31,000	(5,196)	25,804
Franchise agreements	25	70,000	(14,117)	55,883	70,000	(13,417)	56,583
Manufacturing agreements	25	70,000	(14,117)	55,883	70,000	(13,417)	56,583
Other intangibles	5-15	10,600	(1,241)	9,359	10,600	(938)	9,662
Franchise rights	1-5	4,713	(3,672)	1,041	4,433	(3,476)	957
Total		$906,313	$(38,605)	$867,708	$906,033	$(36,444)	$869,589

The following table represents future estimated amortization expense of intangible assets with finite lives at March 31, 2012:

Estimated
amortization
Years ending December 31,	expense
(unaudited)
(in thousands)
2012	$7,646
2013	10,565
2014	10,506
2015	10,477
2016	10,337
Thereafter	98,177
Total	$147,708

NOTE 5.  LONG-TERM DEBT / INTEREST EXPENSE

Long-term debt consisted of the following:

	March 31,	December 31,
	2012	2011
	(unaudited)
	(in thousands)

2011 Senior Credit Facility	$897,478	$897,387
Mortgage	3,723	4,135
Capital leases	17	20
Total Debt	901,218	901,542
Less: current maturities	(1,592)	(1,592)
Long-term Debt	$899,626	$899,950

For the three months ended March 31, 2012, interest expense of $10.4 million consisted primarily of interest on outstanding borrowings under the Term Loan Facility. Interest under both the Term Loan Facility and the Revolving Credit Facility is based on variable rates. At both March 31, 2012 and December 31, 2011, the interest rate under the Term Loan Facility was 4.25%, and the interest rate under the Revolving Credit Facility was 2.75% and 3.00%, respectively.  The Revolving Credit Facility was undrawn and had outstanding letters of credit of $9.0 million and $8.0 million at March 31, 2012 and December 31, 2011, respectively.

GNC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the three months ended March 31, 2011, interest expense of $38.4 million consisted primarily of $4.0 million of interest on borrowings under the Term Loan Facility, $23.2 million related to the Refinancing and $10.3 million of interest on borrowings prior to the Refinancing. The $23.2 million of expenses related to the Refinancing consisted of $5.8 million in interest rate swap termination costs, a write-off of $13.4 million of deferred financing fees of former indebtedness, a write-off of $1.6 million in original issue discount related to former indebtedness and $2.4 million to defease former indebtedness.

As of March 31, 2012, the Company believes that it is in compliance with all covenants under the Senior Credit Facility.

NOTE 6.  FINANCIAL INSTRUMENTS

At March 31, 2012 and December 31, 2011, the Company’s financial instruments consisted of cash and cash equivalents, receivables, franchise notes receivable, accounts payable, certain accrued liabilities and long-term debt. The carrying amount of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximates their respective fair values because of the short maturities of these instruments.  Based on the interest rates currently available and their underlying risk, the carrying value of franchise notes receivable approximates their fair values. These fair values are reflected net of reserves, which are recognized according to Company policy.  The Company determined the estimated fair values of its debt by using currently available market information and estimates and assumptions, where appropriate. The fair value of debt would be classified as a Level 1 category on the fair value hierarchy, as defined in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. As considerable judgment is required to determine these estimates and assumptions, changes in the assumptions or methodologies may have an effect on these estimates. The actual and estimated fair values of the Company’s financial instruments are as follows:

	March 31, 2012		December 31, 2011

	Carrying	Fair	Carrying	Fair

	Amount	Value	Amount	Value

	(unaudited)
	(in thousands)
Cash and cash equivalents	$201,574	$201,574	$128,438	$128,438
Receivables, net	122,617	122,617	114,190	114,190
Franchise notes receivable, net	6,450	6,450	6,510	6,510
Accounts payable	161,859	161,859	124,416	124,416
Long-term debt (including current portion)	901,218	901,218	901,542	892,526

NOTE 7.  COMMITMENTS AND CONTINGENCIES

Litigation

The Company is engaged in various legal actions, claims and proceedings resulting from the Company’s business activities arising in the normal course of business, including claims related to breach of contracts, products liabilities, intellectual property matters and employment-related matters. As with most actions such as these, an estimation of any possible and/or ultimate liability cannot always be determined. The Company continues to assess the requirement to account for additional contingencies in accordance with the standard on contingencies.  If the Company is required to make a payment in connection with an adverse outcome in these matters, it could have a material impact on its business, financial condition, operating results and cash flows.

As a manufacturer and retailer of health and wellness products and other consumer products that are ingested by consumers or applied to their bodies, the Company has been and is currently subjected to various product liability claims. Although the effects of these claims to date have not been material to the Company, it is possible that current and future product liability claims could have a material adverse impact on its business, financial condition, operating results or cash flows. The Company currently maintains product liability insurance with a deductible/retention of $3.0 million per claim with an aggregate cap on retained loss of $10.0 million. The Company typically seeks and has obtained contractual indemnification from most parties that supply raw materials

GNC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

for its products or that manufacture or market products it sells. The Company also typically seeks to be added, and has been added, as an additional insured under most of such parties’ insurance policies.  The Company is also entitled to indemnification by a former owner of the Company for certain losses arising from claims related to products containing ephedra or Kava Kava sold prior to December 5, 2003. However, any such indemnification or insurance is limited by its terms and any such indemnification, as a practical matter, is limited to the creditworthiness of the indemnifying party and its insurer, and the absence of significant defenses by the insurers.

Hydroxycut Claims. On May 1, 2009, the FDA issued a warning on several Hydroxycut-branded products manufactured by Iovate Health Sciences U.S.A., Inc. (“Iovate”).  The FDA warning was based on 23 reports of liver injuries from consumers who claimed to have used the products between 2002 and 2009. As a result, Iovate voluntarily recalled 14 Hydroxycut-branded products. Following the recall, the Company was named, among other defendants, in approximately 93 lawsuits related to Hydroxycut-branded products in 14 states.  Iovate previously accepted the Company’s tender request for defense and indemnification under its purchasing agreement with the Company and, as such, Iovate has accepted the Company’s request for defense and indemnification in the Hydroxycut matters.  The Company’s ability to obtain full recovery under the indemnity in respect of any claims against it in connection with products manufactured by Iovate is dependent on Iovate’s insurance coverage, the creditworthiness of its insurer, and the absence of significant defenses by such insurer.  To the extent the Company is not fully compensated by Iovate’s insurer, it can seek recovery directly from Iovate.  The Company’s ability to fully recover such amounts may be limited by the creditworthiness of Iovate.

Currently, there are 83 pending lawsuits related to Hydroxycut in which the Company has been named: 77 individual, largely personal injury claims and six putative class action cases, generally inclusive of claims of consumer fraud, misrepresentation, strict liability and breach of warranty.  As any liabilities that may arise from these matters are not probable or reasonably estimable at this time, no liability has been accrued in the accompanying financial statements.

By court order dated October 6, 2009, the United States Judicial Panel on Multidistrict Litigation consolidated pretrial proceedings of many of the pending actions in the Southern District of California (In re: Hydroxycut Marketing and Sales Practices Litigation, MDL No. 2087).

Pro-Hormone/Androstenedione Cases.  The Company is currently defending two lawsuits (the “Andro Actions”) in New Jersey and New York relating to the sale by the Company of certain nutritional products between 1999 and 2004 alleged to contain the ingredients commonly known as Androstenedione, Androstenediol, Norandrostenedione and Norandrostenediol (collectively, “Andro Products”). In each of the Andro Actions, plaintiffs sought, or are seeking, to certify a class and obtain damages on behalf of the class representatives and all those similarly-situated who purchased from the Company certain nutritional supplements alleged to contain one or more Andro Products.  As any liabilities that may arise from these other Andro Actions are not probable or reasonably estimable at this time, no liability has been accrued in the accompanying financial statements.

Commitments

The Company maintains certain purchase commitments with various vendors to ensure its operational needs are fulfilled. As of March 31, 2012, such future purchase commitments consisted of $4.3 million of advertising commitments.  Other commitments related to the Company’s business operations cover varying periods of time and are not significant. All of these commitments are expected to be fulfilled with no adverse consequences to the Company’s operations or financial condition.

Environmental Compliance

In March 2008, the South Carolina Department of Health and Environmental Control (the “DHEC”) requested that the Company investigate contamination associated with historical activities at its South Carolina facility. These investigations have identified chlorinated solvent impacts in soils and groundwater that extend offsite from its facility. The Company is awaiting DHEC approval of the scope of additional investigations in order to understand the extent of these impacts and develop appropriate remedial measures for DHEC approval. At this stage of the investigation, however, it is not possible to estimate the timing and extent of any remedial action that may be required, the ultimate cost of remediation or the amount of the Company’s potential liability.

GNC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In addition to the foregoing, the Company is subject to numerous federal, state, local and foreign environmental and health and safety laws and regulations governing its operations, including the handling, transportation and disposal of the Company’s non-hazardous and hazardous substances and wastes, as well as emissions and discharges from its operations into the environment, including discharges to air, surface water and groundwater. Failure to comply with such laws and regulations could result in costs for remedial actions, penalties or the imposition of other liabilities.  New laws, changes in existing laws or the interpretation thereof, or the development of new facts or changes in their processes could also cause the Company to incur additional capital and operation expenditures to maintain compliance with environmental laws and regulations and environmental permits.  The Company also is subject to laws and regulations that impose liability and cleanup responsibility for releases of hazardous substances into the environment without regard to fault or knowledge about the condition or action causing the liability. Under certain of these laws and regulations, such liabilities can be imposed for cleanup of previously owned or operated properties, or for properties to which substances or wastes that were sent in connection with current or former operations at its facilities. The presence of contamination from such substances or wastes could also adversely affect the Company’s ability to sell or lease its properties, or to use them as collateral for financing. From time to time, the Company has incurred costs and obligations for correcting environmental and health and safety noncompliance matters and for remediation at or relating to certain of its properties or properties at which its waste has been disposed.  The Company believes it has complied with, and is currently complying with, its environmental obligations pursuant to environmental and health and safety laws and regulations and that any liabilities for noncompliance will not have a material adverse effect on its business, financial performance, or cash flows. However, it is difficult to predict future liabilities and obligations, which could be material.

NOTE 8.  STOCK-BASED COMPENSATION PLANS

The Company has outstanding stock-based compensation awards that were granted by the Compensation Committee (the “Compensation Committee”) of Holdings’ Board of Directors (the “Board”)  under the following two stock-based employee compensation plans:

•                  the GNC Holdings, Inc. 2011 Stock and Incentive Plan adopted in March 2011 (the “2011 Stock Plan”); and

•                  the GNC Acquisition Holdings Inc. 2007 Stock Incentive Plan adopted in March 2007 (as amended, the “2007 Stock Plan”).

Both plans have provisions that allow for the granting of stock options, restricted stock and other stock- based awards and are available to certain eligible employees, directors, consultants or advisors as determined by the Compensation Committee.  Stock options under the plans were granted with exercise prices at or above fair market value on the date of grant, typically vest over a four- or five-year period and expire seven or ten years from the date of grant.

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

GNC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Upon establishment of the 2011 Stock Plan, the Company determined it would not grant any additional awards under the 2007 Stock Plan.  No stock appreciation rights, restricted stock, deferred stock or performance shares were granted under the 2007 Stock Plan.

The Company utilizes the Black Scholes model to calculate the fair value of options under both the 2011 Stock Plan and the 2007 Stock Plan. The grant date fair value of the Company’s restricted stock awards is based on the stock price on the grant date. The resulting compensation cost is recognized in the Company’s financial statements over the option vesting period. The Company recognized $1.2 million and $0.8 million of non-cash stock-based compensation expense for the three months ended March 31, 2012 and 2011, respectively.  At March 31, 2012, there was approximately $15.8 million of total unrecognized compensation cost related to non-vested stock-based compensation for all awards previously made that are expected to be recognized over a weighted average period of approximately 4.1 years.

During the three months ended March 31, 2012, the total intrinsic value of awards exercised was $55.9 million, and the total amount received by Holdings’ from the exercise of options was $13.5 million. The tax impact associated with the exercise of awards for the three months ended March 31, 2012 was a benefit of $19.3 million, which was recorded to additional capital.  During the three months ended March 31, 2012, there were 2.2 million shares of Class A common stock underlying exercised options.

The following table sets forth a summary of stock options under all plans for the three months ended March 31, 2012:

	Total Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (in Thousands)

Outstanding at December 31, 2011	6,673,054	$11.46
Granted	44,667	32.46
Exercised	(2,183,728)	6.20
Forfeited	(10,975)	18.94
Outstanding at March 31, 2012	4,523,018	$14.19	6.3	$93,631

Exercisable at March 31, 2012	2,161,940	$8.35	5.4	$57,388

As of March 31, 2012, the weighted average remaining contractual life of outstanding options was 6.3 years.  At March 31, 2012, the weighted average remaining contractual life of exercisable options was 5.4 years.

The Black Scholes model utilizes the following assumptions in determining a fair value: price of underlying stock, award exercise price, expected term, risk-free interest rate, expected dividend yield and expected stock price volatility over the award’s expected term. Due to the utilization of these assumptions, the existing models do not necessarily represent the definitive fair value of awards for future periods. As the IPO occurred during the second quarter of 2011, the option term has been estimated by considering both the vesting period, which typically for both plans has been five or four years, and the contractual term, which historically has been either seven or ten years. Prior to the IPO, the fair value of the Class A common stock was estimated based upon the net enterprise value of the Company, discounted to reflect the lack of liquidity and control associated with the stock.  Since the consummation of the IPO, the fair value of the Class A common stock has been based upon the closing price of the Class A common stock as reported on the New York Stock Exchange. Volatility is estimated based upon the Company utilizing its current peer group average to estimate the expected volatility.

The assumptions used in the Company’s Black Scholes valuation related to stock option grants made during the three months ended March 31, 2012 were as follows:

Dividend yield	1.3%-1.4%
Expected option life	5.0 years
Volatility factor percentage of market price	40.7%
Discount rate	0.9%

GNC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table sets forth a summary of restricted stock granted under the 2011 Stock Plan and related information for the three months ended March 31, 2012:

	Restricted Stock	Weighted Average Fair Value
Outstanding at December 31, 2011	138,119	$22.35
Granted	3,909	32.46
Vested	-	-
Forfeited	(1,023)	20.12
Outstanding at March 31, 2012	141,005	$21.96

NOTE 9.  SEGMENTS

The Company has three reportable segments, each of which represents an identifiable component of the Company for which separate financial information is available. This information is utilized by management to assess performance and allocate assets accordingly. The Company’s management evaluates segment operating results based on several indicators. The primary key performance indicators are sales and operating income or loss for each segment. Operating income or loss, as evaluated by management, excludes certain items that are managed at the consolidated level, such as distribution and warehousing, impairments and other corporate costs. The following table represents key financial information for each of the Company’s reportable segments, identifiable by the distinct operations and management of each: Retail, Franchising and Manufacturing/Wholesale. The Retail reportable segment includes the Company’s corporate store operations in the United States, Canada, Puerto Rico and its GNC.com and LuckyVitamin.com businesses. The Franchise reportable segment represents the Company’s franchise operations, both domestically and internationally. The Manufacturing/Wholesale reportable segment represents the Company’s manufacturing operations in South Carolina and its Wholesale sales business. This segment supplies the Retail and Franchise segments, along with various third parties, with finished products for sale. The Warehousing and Distribution and Corporate costs represent the Company’s administrative expenses. The accounting policies of the segments are the same as those described in the “Basis of Presentation and Summary of Significant Accounting Policies.”

GNC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table represents key financial information of the Company’s segments:

	Three months ended
	March 31,	March 31,

	2012	2011
	(unaudited)

	(in thousands)
Revenue:
Retail	$469,821	$383,703
Franchise	101,484	77,384
Manufacturing/Wholesale:
Intersegment (1)	66,508	50,699
Third Party	52,967	44,921
Sub total Manufacturing/Wholesale	119,475	95,620
Sub total segment revenues	690,780	556,707
Intersegment elimination (1)	(66,508)	(50,699)
Total revenue	$624,272	$506,008

Operating income:
Retail	$93,176	$63,597
Franchise	34,428	25,356
Manufacturing/Wholesale	22,837	16,554
Unallocated corporate and other costs:
Warehousing and distribution costs	(15,795)	(15,148)
Corporate costs	(21,891)	(20,308)
Transaction related costs	(686)	(12,362)
Sub total unallocated corporate and other costs	(38,372)	(47,818)
Total operating income	$112,069	$57,689

(1)  Intersegment revenues are eliminated from consolidated revenue.

NOTE 10.  INCOME TAXES

The Company recognized $37.8 million of income tax expense (or 37.2% of pretax income) during the three months ended March 31, 2012 compared to $9.4 million (or 48.6% of pretax income) for the same period in 2011. For the three months ended March 31, 2011, income tax expense included $2.3 million (or 11.7% of pretax income) related to non deductible costs related to the IPO.

The Company files a consolidated U.S. federal tax return and various consolidated and separate tax returns as prescribed by the tax laws of the state, local and international jurisdictions in which it operates. The Company has been audited by the Internal Revenue Service through its March 16, 2007 tax year. The Company has various state, local and international jurisdiction tax years open to examination (the earliest open period is 2003), and is also currently under audit in certain state and local jurisdictions.  As of March 31, 2012, the Company believes that it has appropriately reserved for any potential federal, state, local and international income tax exposures.

At each of March 31, 2012 and December 31, 2011, the Company had approximately $10.5 million of unrecognized tax benefits.  As of March 31, 2012, the Company is not aware of any tax positions for which it is reasonably possible that the amounts of unrecognized tax benefits will significantly increase or decrease within the next 12 months. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is approximately $10.5 million. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company had accrued approximately $4.0 million and $3.5 million for March 31, 2012 and December 31, 2011, respectively, in potential interest and penalties associated with uncertain tax positions.  To the extent interest and penalties are not assessed with respect to the ultimate settlement of uncertain tax positions, amounts previously accrued will be reduced and reflected as a reduction of the overall income tax provision.

GNC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11. RELATED PARTY TRANSACTIONS

Management Services Agreement  On March 16, 2007, we entered into a Management Services Agreement (the “Management Services Agreement”) with ACOF Operating Manager II, L.P. (“ACOF Operating Manager”), an affiliate of Ares Corporate Opportunities Fund II, L.P., which was terminated upon the consummation of the IPO. The Management Services Agreement provided for an annual management fee of approximately $0.8 million, payable quarterly and in advance to ACOF Operating Manager, on a pro rata basis, until the tenth anniversary from March 16, 2007 plus any one-year extensions (which extensions occurred automatically on each anniversary date of March 16, 2007), as well as reimbursements for ACOF Operating Manager’s, and its affiliates’, out-of-pocket expenses in connection with the management services provided under the Management Services Agreement. For the three months ended March 31, 2011, $0.2 million was paid to ACOF Operating Manager in accordance with the terms of the Management Services Agreement.

Upon the consummation of the IPO, the Management Services Agreement was terminated and ACOF Operating Manager received, in lieu of quarterly payments of the annual management fee, an automatic fee equal to the net present value of the aggregate annual management fee that would have been payable to ACOF Operating Manager during the remainder of the term of the Management Services Agreement. The amount of such payment was $5.6 million, and this amount was accrued and expensed in transaction related costs during the period ended March 31, 2011. No further payments will be made pursuant to the Management Services Agreement.

Special Dividend  Prior to the consummation of the IPO, Ontario Teachers’ Pension Plan Board (“OTPP”), as the holder of Class B common stock, was entitled to receive ratably an annual special dividend payment equal to an aggregate amount of $0.8 million per year when, as and if declared by the Board, for a period of ten years commencing on approximately March 16, 2007 (the “Special Dividend Period”). The special dividend was payable in equal quarterly installments on the first day of each quarter commencing on April 1, 2007. For the three months ended March 31, 2011, $0.2 million was paid to OTPP as a special dividend pursuant to the obligations under the Class B common stock.

Upon the consummation of the IPO, OTPP’s right to receive the special dividend payments was terminated and OTPP received, in lieu of quarterly payments of the special dividend payments, an automatic payment equal to the net present value of the aggregate amount of the special dividend payments that would have been payable to OTPP during the remainder of the Special Dividend Period, calculated in good faith by the Board. The amount of such payment was $5.6 million, and this amount was accrued and expensed in transaction related costs during the period ended March 31, 2011. No further special dividend payments will be made.

Lease Agreements  At March 31, 2012, General Nutrition Centres Company, the Company’s wholly owned subsidiary, was party, as lessee, to 16 lease agreements with Cadillac Fairview Corporation (“Cadillac Fairview”), as lessor, and 1 lease agreement with Ontrea, Inc. (“Ontrea”), as lessor, with respect to properties located in Canada.  Each of Cadillac Fairview and Ontrea is a direct wholly owned subsidiary of OTPP. For the three months ended March 31, 2012 and 2011, the Company paid $0.7 in each year under the lease agreements with Cadillac Fairview, and an immaterial amount for the three months ended March 31, 2012 under the lease agreement with Ontrea. Each lease was negotiated in the ordinary course of business on an arm’s length basis.

NOTE 12. SUBSEQUENT EVENTS

On April 25, 2012, the Board authorized and declared a cash dividend for the second quarter of 2012 of $0.11 per share of Class A common stock, payable on or about June 30, 2012 to stockholders of record as of the close of business on June 15, 2012.

In April 2012, the Company initiated and completed the repurchase of one million shares of common stock under a repurchase program announced in February, 2012.  Subsequently, the Board extended the repurchase program for up to an additional 500,000 shares of Class A common stock over the forthcoming year.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with Item 1, “Financial Statements” in Part I of this Quarterly Report on Form 10-Q.

Forward-Looking Statements

This Quarterly Report on Form 10-Q and any documents incorporated by reference herein or therein include forward-looking statements within the meaning of federal securities laws.  Forward-looking statements include statements that may relate to our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs and other information that is not historical information.  Forward-looking statements can often be identified by the use of terminology such as “subject to,” “believe,” “anticipate,” “plan,” “potential,” “predict,” “expect,” “intend,” “estimate,” “project,” “may,” “will,” “should,” “would,” “continue,” “seek,” “could,” “can,” “think,” the negatives thereof, variations thereon and similar expressions, or by discussions of strategy.

All forward-looking statements, including, without limitation, our examination of historical operating trends, are based upon our current expectations and various assumptions. We believe there is a reasonable basis for our expectations and beliefs, but they are inherently uncertain. We may not realize our expectations, and our beliefs may not prove correct. Actual results could differ materially from those described or implied by such forward-looking statements.  The following uncertainties and factors, among others (including, but not limited to, those we describe under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011), could affect future performance and cause actual results to differ materially from those matters expressed in or implied by forward-looking statements:

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

•      our failure to adequately protect or enforce our intellectual property rights against competitors;

•      changes in raw material costs and pricing of our products;

•      our failure to successfully execute our growth strategy, including any delays in our planned future growth, any inability to expand our franchise operations or attract new franchisees, or any inability to expand our company-owned retail operations;

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

Business Overview

We are a global specialty retailer of health and wellness products. We derive our revenues principally from product sales through our company-owned stores and online through GNC.com and LuckyVitamin.com, domestic and international franchise activities and sales of products manufactured in our facilities to third parties.  We sell products through a worldwide network of more than 7,700 locations operating under the GNC brand name.

On March 4, 2011, General Nutrition Centers Inc. (“Centers”), a wholly owned subsidiary of GNC Holdings, Inc. (“Holdings”), entered into a $1.2 billion term loan facility with a term of seven years (the “Term Loan Facility”) and an $80.0 million revolving credit facility with a term of five years (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Senior Credit Facility”).  Centers used a portion of the proceeds from the Term Loan Facility to refinance its former indebtedness, including all outstanding indebtedness under its 2007 Senior Credit Facility, consisting of a $675.0 million term loan facility (the “2007 Term Loan Facility”) and a $60.0 million senior revolving credit facility (together with the 2007 Term Loan Facility, the “2007 Senior Credit Facility”), the Senior Notes and the Senior Subordinated Notes, and to pay related fees and expenses. As of the date hereof, the Revolving Credit Facility remains undrawn.  We refer to these transactions and the use of proceeds therefrom collectively as the “Refinancing.”

On April 6, 2011, we completed our initial public offering (“IPO”) pursuant to which 25.875 million shares of Class A common stock were sold at a price of $16.00 per share. We issued and sold 16 million shares and certain of our stockholders sold 9.875 million shares in the IPO. We used the net proceeds from the IPO, together with cash on hand (including additional funds from the Refinancing), to redeem all of our outstanding Series A preferred stock, repay $300.0 million of outstanding borrowings under the Term Loan Facility sponsor-related obligations of approximately $11.1 million.

During the first quarter of 2012, certain of Holdings’ stockholders completed a registered offering of 19.6 million shares of Class A common stock at a price of $33.50 per share (the “Q1 Secondary Offering”).

Executive Overview

In 2012, we have continued to focus on achieving our five principal corporate goals: growing company-owned domestic retail earnings, growing company-owned domestic retail square footage, growing our international footprint, expanding our e-commerce business and further leveraging of the GNC brand. These goals are designed to drive both short-term and long-term financial results. Our efforts led to the following results for the three months ended March 31, 2012:

•      Our company-owned domestic same store sales increased by 15.8%, which included a 34.1% increase in our GNC.com business.

•      We increased our company-owned domestic store count by 35 net new stores.

•      Our retail segment sales increased by 22.4%, and operating income increased by 46.5%.

•      Total franchising revenue grew 31.1%, and operating income increased by 35.8%.

•      Domestic franchising revenue grew 29.7%, and we added 4 net new domestic franchise stores.

•      International franchise revenue grew by 33.7%, as we added 34 net new international franchise stores.

•                We increased our sales in our wholesale/manufacturing segment by 17.9% through our new wholesale distribution channels, including Sam’s Club and PetSmart, and increased third-party sales.

•                Consistent with our focus on communicating our core “Live Well” theme in both magazine and print, we expanded our marketing campaign to include a “best in class” theme. The campaign’s branding images reflect our core customer — youthful, athletic, aspirational and goal oriented.

•                  We generated 23.4% of total revenue growth which drove a 94.3% increase in total operating income. However, excluding certain expenses associated with the IPO, sponsor obligations and the Q1 Secondary Offering, total operating income increased by 61.0% in the three months ended March 31, 2012 compared to the same period in 2011.

Revenues and Operating Performance from our Segments

We measure our operating performance primarily through revenues and operating income from our three segments, Retail, Franchise and Manufacturing/Wholesale, and through the management of unallocated costs from our warehousing, distribution and corporate segments, as follows:

•     Retail: We generate retail revenues from sales to consumers at our company-owned stores and online through our websites GNC.com and LuckyVitamin.com. Although we believe that our retail and franchise businesses are not seasonal in nature, historically we have experienced, and expect to continue to experience, a variation in our net sales and operating results from quarter to quarter. According to the Nutrition Business Journal’s Supplement Business Report 2011, our industry is expected to grow at an annual average rate of approximately 3.7% through 2017. As a leader in our industry, we expect our organic retail revenue to grow faster than the projected industry growth as a result of our disproportionate market share, scale economies in purchasing and advertising, strong brand awareness and vertical integration.

•     Franchise: We generate franchise revenues primarily from:

(1)    product sales to our franchisees;

(2)    royalties on franchise retail sales; and

(3)    franchise fees, which we charge for initial franchise awards, renewals and transfers of franchises.

Although we do not anticipate the number of our domestic franchise stores to grow substantially, we expect to achieve domestic franchise store revenue growth consistent with projected industry growth, which we expect to generate from royalties on franchise retail sales and product sales to our existing franchisees. As a result of our efforts to expand our international presence and provisions in our international franchising agreements requiring franchisees to open additional stores, we have increased our international store base in recent periods and expect to continue to increase the number of our international franchise stores over the next five years. We believe this will result in additional franchise fees associated with new store openings and increased revenues from product sales to, and royalties from, new franchisees. As our existing international franchisees continue to open additional stores, we also anticipate that franchise revenue from international operations will be driven by increased product sales to, and royalties from, our franchisees. Since our international franchisees pay royalties to us in U.S. dollars, any strengthening of the U.S. dollar relative to our franchisees’ local currency may offset some of the growth in royalty revenue.

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

Results of Operations

The following information presented for the three months ended March 31, 2012 and 2011 was prepared by management, is unaudited and was derived from our unaudited consolidated financial statements and accompanying notes.  In the opinion of management, all adjustments necessary for a fair statement of our financial position and operating results for such periods and as of such dates have been included.

As discussed in Note 9, “Segments,” to our unaudited consolidated financial statements, we evaluate segment operating results based on several indicators. The primary key performance indicators are revenues and operating income or loss for each segment. Revenues and operating income or loss, as evaluated by management, exclude certain items that are managed at the consolidated level, such as warehousing and transportation costs, impairments and other corporate costs. The following discussion compares the revenues and the operating income or loss by segment, as well as those items excluded from the segment totals.

Same store sales growth reflects the percentage change in same store sales in the period presented compared to the prior year period. Same store sales are calculated on a daily basis for each store and exclude the net sales of a store for any period if the store was not open during the same period of the prior year. We also include internet sales, as generated through GNC.com and www.drugstore.com, in our domestic retail company-owned domestic same store sales calculation. When a store’s square footage has been changed as a result of reconfiguration or relocation in the same mall or shopping center, the store continues to be treated as a same store. If, during the period presented, a store was closed, relocated to a different mall or shopping center, or converted to a franchise store or a company-owned store, sales from that store up to and including the closing day or the day immediately preceding the relocation or conversion are included as same store sales as long as the store was open during the same period of the prior year. We exclude from the calculation sales during the period presented that occurred on or after the date of relocation to a different mall or shopping center or the date of a conversion.

Results of Operations

(Dollars in millions and percentages expressed as a percentage of total net revenue)

	Three Months Ended March 31,
	2012		2011
	(unaudited)
Revenues:
Retail	$469.8	75.2%	$383.7	75.8%
Franchise	101.5	16.3%	77.4	15.3%
Manufacturing / Wholesale	53.0	8.5%	44.9	8.9%
Total net revenues	624.3	100.0%	506.0	100.0%

Operating expenses:
Cost of sales, including warehousing, distribution and occupancy costs	383.6	61.4%	322.2	63.7%
Compensation and related benefits	80.0	12.8%	71.3	14.1%
Advertising and promotion	16.2	2.6%	14.2	2.8%
Other selling, general and administrative expenses	29.6	4.7%	26.5	5.3%
Transaction related costs	0.7	0.1%	12.4	2.4%
Amortization expense	2.2	0.4%	1.9	0.4%
Foreign currency gain	(0.1)	0.0%	(0.2)	0.0%
Total operating expenses	512.2	82.0%	448.3	88.6%

Operating income:
Retail	93.2	14.9%	63.6	12.6%
Franchise	34.5	5.5%	25.4	5.0%
Manufacturing / Wholesale	22.8	3.7%	16.6	3.3%
Unallocated corporate and other costs:
Warehousing and distribution costs	(15.8)	-2.5%	(15.2)	-3.0%
Corporate costs	(21.9)	-3.5%	(20.3)	-4.0%
Transaction related costs	(0.7)	-0.1%	(12.4)	-2.5%
Subtotal unallocated corporate and other costs, net	(38.4)	-6.1%	(47.9)	-9.5%
Total operating income	112.1	18.0%	57.7	11.4%
Interest expense, net	10.4		38.4
Income before income taxes	101.7		19.3
Income tax expense	37.8		9.4
Net income	$63.9		$9.9

Note: The numbers in the above table have been rounded to millions.  All calculations related to the Results of Operations for the year-over-year comparisons were derived from unrounded data and could occasionally differ immaterially if you were to use the table above for these calculations.

Comparison of the Three Months Ended March 31, 2012 and 2011

Revenues

Our consolidated net revenues increased $118.3 million, or 23.4%, to $624.3 million for the three months ended March 31, 2012 compared to $506.0 million for the same period in 2011. The increase was the result of increased sales in each of our segments.

Retail.  Revenue in our Retail segment increased $86.1 million, or 22.4%, to $469.8 million for the three months ended March 31, 2012 compared to $383.7 million for the same period in 2011.  Domestic retail revenue increased $69.5 million due to a 15.8% increase in our same store sales, representing $57.1 million, and a $12.4 million increase in our non-same store sales.  The increase was primarily due to sales increases in the sports nutrition, vitamin and diet categories, and also included an increase in sales from GNC.com of $6.9 million, or 34.1%, to $27.0 million for the three months ended March 31, 2012 compared to $20.1 million for the same period in 2011.  Sales from LuckyVitamin.com contributed $14.5 million to the increase in revenue. Our company-owned store base increased by 143 domestic stores to 2,914 at March 31, 2012 compared to 2,771 at March 31, 2011, due to new store openings and franchise store acquisitions.  Our Canadian store base decreased by four stores to 165 at March 31, 2012 compared to 169 at March 31, 2011.

Franchise. Revenues in our Franchise segment increased $24.1 million, or 31.1%, to $101.5 million for the three months ended March 31, 2012 compared to $77.4 million for the same period in 2011. Domestic franchise revenue increased by $14.5 million primarily due to an increase in product sales and royalty income. Our domestic franchisees’ same store retail sales increased by 18.4% for the three months ended March 31, 2012 compared to the same period in 2011. There were 928 domestic franchise stores at March 31, 2012 compared to 895 stores at March 31, 2011.  International franchise revenue, including China operations, increased by $9.6 million, primarily the result of increases in product sales and royalty income.  Our international franchise store base increased by 154 stores to 1,624 at March 31, 2012 compared to 1,470 at March 31, 2011.

Manufacturing/Wholesale. Revenues in our Manufacturing/Wholesale segment, which includes third-party sales from our manufacturing facilities in South Carolina, as well as wholesale sales to Rite Aid, www.drugstore.com, Sam’s Club and PetSmart increased $8.0 million, or 17.9%, to $53.0 million for the three months ended March 31, 2012 compared to $44.9 million for the same period in 2011. For the three months ended March 31, 2012, third party contract manufacturing sales from the South Carolina manufacturing plant increased by $3.5 million, or 12.7%, compared to the same period in 2011.

Cost of Sales

Cost of sales, which includes product costs, costs of warehousing and distribution and occupancy costs, increased $61.4 million, or 19.1%, to $383.6 million for the three months ended March 31, 2012 compared to $322.2 million for the same period in 2011. Cost of sales, as a percentage of net revenue, was 61.4% and 63.7% for the three months ended March 31, 2012 and 2011, respectively.  The increase in cost of sales was primarily due to higher sales volumes and store counts.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses, including compensation and related benefits, advertising and promotion expense, other SG&A expenses, amortization expense and transaction related costs increased $2.4 million, or 1.9%, to $128.7 million, for the three months ended March 31, 2012 compared to $126.3 million for the same period in 2011. These expenses, as a percentage of net revenue, were 20.6% for the three months ended March 31, 2012 compared to 25.0% for the three months ended March 31, 2011.

Compensation and related benefits. Compensation and related benefits increased $8.8 million, or 12.3%, to $80.0 million for the three months ended March 31, 2012 compared to $71.3 million for the same period in 2011.  The increase was due primarily to support our increased store base and sales volume and payroll tax expense related to the exercise of stock options.

Advertising and promotion. Advertising and promotion expenses increased $2.0 million, or 14.2%, to $16.2 million for the three months ended March 31, 2012 compared to $14.2 million during the same period in 2011. Advertising expense increased primarily as a result of an increase in media expense.

Other SG&A. Other SG&A expenses, including amortization expense, increased $3.4 million, or 11.6%, to $31.8 million for the three months ended March 31, 2012 compared to $28.4 million for the same period in 2011. This increase was due to increased sales in each of our segments.

Transaction related costs. For the three months ended March 31, 2012, we incurred $0.7 million of expenses related to the Q1 Secondary Offering. For the three months ended March 31, 2011, we incurred $12.4 million of expenses principally related to the IPO.  These primarily consisted of a payment of $11.1 million for the termination of sponsor-related obligations and other costs of $1.3 million.

Operating Income

As a result of the foregoing, consolidated operating income increased $54.4 million, or 94.3%, to $112.1 million for the three months ended March 31, 2012 compared to $57.7 million for the same period in 2011. Operating income, as a percentage of net revenue, was 18.0% and 11.4% for the three months ended March 31, 2012 and 2011, respectively. Excluding transaction related expenses, operating income was $112.8 million and $70.1 million for the three months ended March 31, 2012 and 2011, respectively.

Retail. Operating income increased $29.6 million, or 46.5%, to $93.2 million for the three months ended March 31, 2012 compared to $63.6 million for the same period in 2011. The increase was driven by expense leverage on the same store sales increase in occupancy, payroll and marketing.

Franchise. Operating income increased $9.1 million, or 35.8%, to $34.5 million for the three months ended March 31, 2012 compared to $25.4 million for the same period in 2011. The increase was due to higher gross product margin on wholesale sales.

Manufacturing/Wholesale. Operating income increased $6.3 million, or 38.0%, to $22.8 million for the three months ended March 31, 2012 compared to $16.6 million for the same period in 2011.  The increase was driven by a higher gross product margin rate resulting from improved wholesale margins and increased shipments of proprietary products.

Warehousing and distribution costs. Unallocated warehousing and distribution costs increased $0.6 million, or 4.3%, to $15.8 million for the three months ended March 31, 2012 compared to $15.2 million for the three months ended March 31, 2011.  The increase was primarily due to higher fuel costs and increased wages to support higher sales volume.

Corporate costs. Corporate overhead costs increased $1.6 million, or 7.8%, to $21.9 million for the three months ended March 31, 2012 compared to $20.3 million for the same period in 2011.

Transaction related costs. For the three months ended March 31, 2012, we incurred $0.7 million of expenses related to the Q1 Secondary Offering. For the three months ended March 31, 2011, we incurred $12.4 million of expenses principally related to the IPO.  These primarily consisted of a payment of $11.1 million for the termination of sponsor-related obligations and other costs of $1.3 million.

Interest Expense

Interest expense decreased $28.0 million, or 72.9%, to $10.4 million for the three months ended March 31, 2012 compared to $38.4 million for the same period in 2011. This decrease was primarily attributable to $23.2 million of expenses related to the Refinancing, as well as decreases in interest rates on our variable rate debt in 2012 as compared to 2011 along with a reduction in our aggregate outstanding debt.  The $23.2 million of expenses related to the Refinancing consists of $5.8 million in interest rate swap termination costs, a write-off of $13.4 million of deferred financing fees of former indebtedness, a write-off of $1.6 million in original issue discount related to former indebtedness, and $2.4 million to defease former debt.

Income Tax Expense

We recognized $37.8 million of income tax expense (or 37.2% of pre-tax income) during the three months ended March 31, 2012 compared to $9.4 million (or 48.6% of pre-tax income) for the same period in 2011. The 2011 income tax expense includes $2.3 million, or 11.7%, of pre-tax income related to non-deductible costs incurred relating to the transaction related costs.

Net Income

As a result of the foregoing, consolidated net income increased $53.9 million to $63.9 million for the three months ended March 31, 2012 compared to $9.9 million for the same period in 2011.  Net income for the three months ended March 31, 2012 includes $0.7 million related to the Q1 Secondary Offering.  For the three months ended March 31, 2011, net income includes $25.0 million of transaction related costs, net of tax effect, related to the Refinancing and the IPO.  For the three months ended March 31, 2012 and 2011, net income excluding such transaction related costs, net of tax effect, increased $29.6 million, or 84.9%, to $64.5 million from $34.9 million for the same period in 2011.

Liquidity and Capital Resources

At March 31, 2012, we had $201.6 million in cash and cash equivalents and $556.9 million in working capital, compared with $128.4 million in cash and cash equivalents and $474.5 million in working capital at December 31, 2011. The $82.4 million increase in our working capital was primarily driven by an increase in our cash as a result of our $53.9 million increase in income and inventory levels due to an increase in volume, partially offset by an increase in accounts payable due to timing of payments.

We expect to fund our operations through internally generated cash and, if necessary, from borrowings under the Revolving Credit Facility.  At March 31, 2012, we had $71.0 million available under the Revolving Credit Facility, after giving effect to $9.0 million utilized to secure letters of credit.

We expect our primary uses of cash in the near future will be for capital expenditures, working capital requirements, repurchases of additional shares of Class A common stock under repurchase programs and funding any quarterly dividends to stockholders that are approved by Holdings’ Board of Directors (the “Board”).

On April 25, 2012, the Board authorized and declared a cash dividend for the second quarter of 2012 of $0.11 per share of Class A common stock, payable on or about June 30, 2012 to stockholders of record as of close of business on June 15, 2012.

We currently anticipate that cash generated from operations, together with amounts available under the Revolving Credit Facility, will be sufficient for the term of the Revolving Credit Facility, which matures on March 15, 2016, to meet our operating expenses and fund capital expenditures. As a result of the repayment of $300.0 million of indebtedness under the Term Loan Facility in 2011 with a portion of the proceeds from the IPO, no payments are due under the Term Loan Facility until 2018. Our ability to make scheduled payments of principal on, to pay interest on or to refinance our debt and to satisfy our other debt obligations will depend on our future operating performance, which will be affected by general economic, financial and other factors beyond our control. We are currently in compliance with our debt covenant reporting and compliance obligations under the 2011 Senior Credit Facility.

Cash Provided by Operating Activities

Cash provided by operating activities was $70.7 million and $64.6 million for the three months ended March 31, 2012 and 2011, respectively.  The increase was due primarily to an increase in net income of $53.9 million and an increase in inventory as a result of increases in finished goods to support increased sales, offset by an increase in accounts payable.

Cash Used in Investing Activities

We used cash for investing activities of $10.6 million and $8.4 million for the three months ended March 31, 2012 and 2011, respectively.  Capital expenditures, which were primarily for new stores, improvements to our company-owned stores and our South Carolina manufacturing facility and corporate information systems, were $9.2 million and $7.8 million for the three months ended March 31, 2012 and 2011, respectively.

Our capital expenditures typically consist of new stores, certain periodic updates in our company-owned stores and ongoing upgrades and improvements to our manufacturing facilities and information technology systems.

We expect capital expenditures to be approximately $50 million in 2012, which includes costs associated with growing our domestic square footage.  We anticipate funding our 2012 capital requirements with cash flows from operations and, if necessary, borrowings under the Revolving Credit Facility.

Cash Used in Financing Activities

For the three months ended March 31, 2012, cash provided by financing activities was $13.3 million, primarily due to $33.6 million of proceeds from exercised stock options, including the associated tax benefit, offset partially by dividends paid to stockholders of $11.5 million and the repurchase of stock under a repurchase program. For the three months ended March 31, 2011, we borrowed $1,196.2 million under the Senior Credit Facility, and utilized a portion of the funds to repay $644.4 million under the 2007 Senior Credit Facility, $300.0 million for the redemption of the Senior Notes, and $110.0 million for the redemption of the Senior Subordinated Notes. Additionally, we paid $17.4 million for fees associated with the Refinancing.

As of March 31, 2012, we are in compliance with all covenants under the Senior Credit Facility.

Contractual Obligations

There are no material changes in our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Off Balance Sheet Arrangements

As of March 31, 2012, we had no relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off balance sheet arrangements, or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Critical Accounting Estimates

Our significant accounting policies are described in the notes to our unaudited consolidated financial statements under Note 2, “Basis of Presentation and Summary of Significant Accounting Policies”. There have been no material changes to the application of critical accounting policies and significant judgments and estimates since those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Recently Adopted Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (the “FASB”) issued updated guidance on current comprehensive income presentation, which eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. Instead, we must report comprehensive income in either a single continuous statement of comprehensive income that contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. This new guidance is effective for us for fiscal years beginning after December 15, 2011, with early adoption permitted. We adopted this guidance during the first quarter of 2012. The adoption of this guidance had no material impact on our unaudited consolidated financial statements, as it only required a change in the format of presentation.

In May 2011, the FASB issued changes to conform existing guidance regarding fair value measurement and disclosure between accounting principles generally accepted in the United States (“GAAP”) and International Financial Reporting Standards. These changes both clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements and amend certain principles or requirements for measuring fair value or for disclosing information about fair value measurements. The clarifying changes relate to the application of the highest and best use and valuation premise concepts, measuring the fair value of an instrument classified in a reporting entity’s stockholders’ equity, and disclosure of quantitative information about unobservable inputs used for Level 3 fair value measurements. The amendments relate to measuring the fair value of financial instruments that are managed within a portfolio; application of premiums and discounts in a fair value measurement; and additional disclosures concerning the valuation processes used and sensitivity of the fair value measurement to changes in unobservable inputs for those items categorized as Level 3, a reporting entity’s use of a nonfinancial asset in a way that differs from the asset’s highest and best use, and the categorization by level in the fair value hierarchy for items required to be measured at fair value for disclosure purposes only.  We adopted this guidance during the first quarter of 2012, and it had no material impact on our financial statements.

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

Foreign Currency Exchange Rate Market Risk

We are subject to the risk of foreign currency exchange rate changes in the conversion from local currencies to the U.S. dollar of the reported financial position and operating results of our non-U.S. based subsidiaries. We are also subject to foreign currency exchange rate changes for purchases of goods and services that are denominated in currencies other than the U.S. dollar. The primary currencies to which we are exposed to fluctuations are the Canadian Dollar and the Chinese Renminbi. The fair value of our net foreign investments and our foreign denominated payables would not be materially affected by a 10% adverse change in foreign currency exchange rates for the three months ended March 31, 2012 and 2011.

Interest Rate Market Risk

All of Centers’ long-term debt is subject to changing interest rates.  Although changes in interest rates do not impact our operating income, the changes could affect the fair value of such debt and related interest payments.  Based on our variable rate debt balance as of March 31, 2012, a 1% change in interest rates would have no impact on interest expense due to an interest rate floor that exists on the Senior Credit Facility.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act has been appropriately recorded, processed, summarized and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.  Based on such evaluation, our CEO and CFO have concluded that, as of March 31, 2012, our disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal controls over financial reporting that occurred during the last fiscal quarter, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1.   Legal Proceedings.

We are engaged in various legal actions, claims and proceedings resulting from our business activities arising in the normal course of business, including claims related to breach of contracts, products liabilities, intellectual property matters and employment-related matters. As with most actions such as these, an estimation of any possible and/or ultimate liability cannot always be determined. We continue to assess the requirement to account for additional contingencies in accordance with the standard on contingencies. If we are required to make a payment in connection with an adverse outcome in these matters, it could have a material impact on our business, financial condition, operating results and cash flows.

As a manufacturer and retailer of health and wellness products and other consumer products that are ingested by consumers or applied to their bodies, we have been and are currently subjected to various product liability claims. Although the effects of these claims to date have not been material to us, it is possible that current and future product liability claims could have a material adverse impact on our business, financial condition, operating results or cash flows. We currently maintain product liability insurance with a deductible/retention of $3.0 million per claim with an aggregate cap on retained loss of $10.0 million. We typically seek and have obtained contractual indemnification from most parties that supply raw materials for our products or that manufacture or market products we sell. We also typically seek to be added, and have been added, as an additional insured under most of such parties’ insurance policies. We are also entitled to indemnification by Numico for certain losses arising from claims related to products containing ephedra or Kava Kava sold prior to December 5, 2003. However, any such indemnification or insurance is limited by its terms and any such indemnification, as a practical matter, is limited by the creditworthiness of the indemnifying party and its insurer, and the absence of significant defenses by the insurers.

Hydroxycut Claims. On May 1, 2009, the Food and Drug Administration (“FDA”) issued a warning on several Hydroxycut-branded products manufactured by Iovate. The FDA warning was based on 23 reports of liver injuries from consumers who claimed to have used the products between 2002 and 2009. As a result, Iovate voluntarily recalled 14 Hydroxycut-branded products. Following the recall, we were named, among other defendants, in approximately 93 lawsuits related to Hydroxycut-branded products in 14 states. Iovate previously accepted our tender request for defense and indemnification under its purchasing agreement with us and, as such, Iovate has accepted our request for defense and indemnification in the Hydroxycut matters. Our ability to obtain full recovery under the indemnity in respect of any claims against us in connection with products manufactured by Iovate is dependent on Iovate’s insurance coverage, the creditworthiness of its insurer, and the absence of significant defenses by such insurer. To the extent we are not fully compensated by Iovate’s insurer, we can seek recovery directly from Iovate. Our ability to fully recover such amounts may be limited by the creditworthiness of Iovate.

During 2012, we were named in eight new personal injury lawsuits related to Hydroxycut, generally inclusive of claims of consumer fraud, misrepresentation, strict liability and breach of warranty. None of the eight plaintiffs in these lawsuits asserted specific damages claims. Any liabilities that may arise from these matters are not probable or reasonably estimable at this time.

The following eight personal injury matters were filed during 2012 by individuals claiming injuries from the use and consumption of Hydroxycut-branded products.

•                  Michael Nunes, et al. v. General Nutrition Centers, Inc., et al., U.S. District Court, Southern District of California,12CV00915 (filed April 13, 2012);

•                  Mark Aguilar, et al. v. General Nutrition Centers, Inc., et al., U.S. District Court, Eastern District of California, 12CV00513 (filed April 13, 2012);

•                  Clarissa Birdshead, et al. v. General Nutrition Centers, Inc., et al., U.S. District Court, Southern District of California, 12CV00913 (filed April 13, 2012);

•                  Deloris Blaylock, et al. v. General Nutrition Centers, Inc., et al., U.S. District Court, Eastern District of California, 12CV00988 (filed April 13, 2012);

•                  Gerard Dure, et al. v. General Nutrition Centers, Inc., et al., U.S. District Court, Eastern District of California, 12CV00987 (filed April 13, 2012);

•                  Mark Flemings, et al. v. General Nutrition Centers, Inc., et al., U.S. District Court, Eastern District of California, 12CV00982 (filed April 13, 2012);

•                  Darryl Ingram, et al. v. General Nutrition Centers, Inc., et al., U.S. District Court, Eastern District of California, 12CV00983 (filed April 13, 2012); and,

•                  Darrell Jones, et al. v. General Nutrition Centers, Inc., et al., U.S. District Court, Western District of Oklahoma, 12CV00408 (filed April 13, 2012).

Item 1A.   Risk Factors.

There have been no material changes to the disclosures relating to this item from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2011 except with respect to the risk factor below, which is amended and restated in its entirety as follows:

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

As is common in our industry, we rely on our third-party vendors to ensure that the products they manufacture and sell to us comply with all applicable regulatory and legislative requirements. In general, we seek representations and warranties, indemnification and/or insurance from our vendors. However, even with adequate insurance and indemnification, any claims of non-compliance could significantly damage our reputation and consumer confidence in our products, and materially and adversely affect the market price of the Class A common stock. In addition, the failure of such products to comply with applicable regulatory and legislative requirements could prevent us from marketing the products or require us to recall or remove such products from the market, which in certain cases could materially and adversely affect our business, financial condition and results of operation. For example, products manufactured by third parties that contain derivatives from geranium, known as 1.3-dimethylpentylamine/dimethylamylamine/13-dimethylamylamine (“DMAA”) are among our top-selling products and popular with our consumers. Although we have received representations from our third-party vendors that these products comply with applicable regulatory and legislative requirements, recent media articles have suggested that DMAA may not comply with the Dietary Supplement Health and Education Act of 1994. In December 2011, the U.S. military asked us to temporarily remove products containing DMAA from our stores on its bases pending the outcome of a precautionary review. That review is still pending. On April 27, 2012, the FDA announced that it had issued warning letters to ten manufacturers and distributors of dietary supplements containing DMAA for allegedly marketing products for which evidence of the safety of the product had not been submitted to FDA.  The FDA also indicated that the warning letters advised the companies that the FDA is not aware of evidence or history of use to indicate that DMAA is safe.  We expect that the companies will oppose the FDA position.  If it is determined that DMAA does not comply with applicable regulatory and legislative requirements, we could be required to recall or remove from the market all products containing DMAA and we could become subject to lawsuits related to any alleged non-compliance, any of which recalls, removals or lawsuits could materially and adversely affect our business, financial condition and results of operations. In the past, due to frequently changing consumer preferences in the dietary supplement space, we have offset losses related to recalls and removals with reformulated or alternative products, which is the strategy we would seek to employ if we were required to remove or recall products containing DMAA; however, there can be no assurance that we would be able to offset all or any portion of losses related to any future removal or recall.  As a result of the indeterminable level of product substitution and reformulated product sales, we cannot reliably determine the potential impact of any such recall or removal on our business, financial condition or results of operation.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Mine Safety Disclosures.

Item 4 is not applicable.

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

GNC HOLDINGS, INC.
(Registrant)

Date: May 2, 2012	/s/ Joseph M. Fortunato
Joseph M. Fortunato
Chief Executive Officer
(Principal Executive Officer)

Date: May 2, 2012	/s/ Michael M. Nuzzo
Michael M. Nuzzo
Chief Financial Officer
(Principal Financial Officer)

Date: May 2, 2012	/s/ Andrew S. Drexler
Andrew S. Drexler
Corporate Controller
(Principal Accounting Officer)