Form 10-Q
period 2012-06-30
GNC HOLDINGS, INC.
filed 2012-08-01
CIK 1502034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of July 26, 2012, there were 106,632,824 outstanding shares of Class A common stock, par value $0.001 per share (the “Class A common stock”), of GNC Holdings, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GNC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, including share data)

	June 30,	December 31,
	2012	2011
Current assets:	(unaudited)
Cash and cash equivalents	$160,167	$128,438
Receivables, net	127,005	114,190
Inventories (Note 3)	509,714	423,610
Prepaids and other current assets	41,263	38,777
Total current assets	838,149	705,015

Long-term assets:
Goodwill (Note 4)	639,755	637,877
Brands (Note 4)	720,000	720,000
Other intangible assets, net (Note 4)	145,750	149,589
Property, plant and equipment, net	199,220	198,171
Other long-term assets	26,311	18,935
Total long-term assets	1,731,036	1,724,572

Total assets	$2,569,185	$2,429,587

Current liabilities:
Accounts payable	158,936	124,416
Current portion, long-term debt (Note 5)	1,588	1,592
Deferred revenue and other current liabilities	109,204	104,525
Total current liabilities	269,728	230,533

Long-term liabilities:
Long-term debt (Note 5)	899,301	899,950
Deferred tax liabilities, net	285,268	283,403
Other long-term liabilities	39,983	37,239
Total long-term liabilities	1,224,552	1,220,592

Total liabilities	1,494,280	1,451,125

Stockholders’ equity:
Common stock, $0.001 par value, 150,000 shares authorized:
Class A, 110,987 shares issued and 106,318 shares outstanding and 4,669 shares held in treasury at June 30, 2012 and 105,988 shares issued and 102,985 shares outstanding and 3,004 shares held in treasury at December 31, 2011	110	105
Class B, 0 and 2,060 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	-	2
Paid-in-capital	791,268	741,848
Retained earnings	404,899	298,831
Treasury stock, at cost	(123,870)	(65,048)
Accumulated other comprehensive income	2,498	2,724
Total stockholders’ equity	1,074,905	978,462

Total liabilities and stockholders’ equity	$2,569,185	$2,429,587

The accompanying notes are an integral part of the consolidated financial statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(unaudited)

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Revenue	$619,081	$518,535	$1,243,354	$1,024,543
Cost of sales, including cost of warehousing, distribution and occupancy	379,644	327,618	763,208	649,779

Gross profit	239,437	190,917	480,146	374,764

Compensation and related benefits	78,376	75,363	158,419	146,636
Advertising and promotion	13,411	13,391	29,630	27,598
Other selling, general and administrative	30,573	29,418	62,358	57,901
Foreign currency gain	17	48	(76)	(119)
Transaction related costs	-	-	686	12,362
Operating income	117,060	72,697	229,129	130,386

Interest expense, net (Note 5)	10,495	15,723	20,878	54,099

Income before income taxes	106,565	56,974	208,251	76,287

Income tax expense (Note 10)	39,894	20,970	77,723	30,360

Net income	$66,671	$36,004	$130,528	$45,927

Income per share - Basic and Diluted:

Net income	$66,671	$36,004	$130,528	$45,927
Preferred stock dividends	-	(494)	-	(4,726)
Net income available to common shareholders	$66,671	$35,510	$130,528	$41,201

Earnings per share:
Basic	$0.63	$0.35	$1.23	$0.43
Diluted	$0.62	$0.34	$1.21	$0.42

Weighted average common shares outstanding:
Basic	106,517	102,723	106,161	95,088
Diluted	107,927	105,908	107,917	97,972

Dividends declared per share:	$0.11	-	$0.22	-

Consolidated Statements of Comprehensive Income

(unaudited)

(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Net income.	$66,671	$36,004	$130,528	$45,927
Other comprehensive income:
Unrealized gains on derivatives and qualified as cash flow hedges, net of tax of $2,718	-	-	-	4,751
Foreign currency translation adjustments	(580)	290	(226)	1,120
Other comprehensive income	(580)	290	(226)	5,871

Comprehensive income	$66,091	$36,294	$130,302	$51,798

The accompanying notes are an integral part of the consolidated financial statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands, including per share data)

	Common Stock							Other	Total
	Class A		Class B		Treasury	Paid-in-	Retained	Comprehensive	Stockholders’
	Shares	Dollars	Shares	Dollars	Stock	Capital	Earnings	Income/(Loss)	Equity

Balance at December 31, 2011	102,985	$105	2,060	$2	$(65,048)	$741,848	$298,831	$2,724	$978,462

Comprehensive Income	-	-	-	-	-	-	130,528	(226)	130,302
Conversion of stock	2,060	2	(2,060)	(2)	-	-	-	-	-
Purchase of treasury stock	(1,665)	-	-	-	(58,822)	-	-	-	(58,822)
Common stock dividends	-	-	-	-	-	-	(23,409)	-	(23,409)
Exercise of stock options	2,938	3	-	-	-	47,100	-	-	47,103
Non-cash stock-based compensation	-	-	-	-	-	2,320	-	-	2,320
Other	-	-	-	-	-	-	(1,051)	-	(1,051)

Balance at June 30, 2012 (unaudited)	106,318	$110	-	$-	$(123,870)	$791,268	$404,899	$2,498	$1,074,905

Balance at December 31, 2010	59,199	$60	28,169	$28	$(2,277)	$451,728	$171,224	$(1,280)	$619,483

Comprehensive Income	-	-	-	-	-	-	45,927	5,871	51,798
Issuance of common stock	16,000	16	-	-	-	237,237	-	-	237,253
Conversion of stock	14,387	14	(14,387)	(14)	-	-	-	-	-
Preferred stock dividends	-	-	-	-	-	-	(4,726)	-	(4,726)
Exercise of stock options	478	-	-	-	-	4,620	-	-	4,620
Non-cash stock-based compensation	-	-	-	-	-	2,215	-	-	2,215

Balance at June 30, 2011 (unaudited)	90,064	$90	13,782	$14	$(2,277)	$695,800	$212,425	$4,591	$910,643

The accompanying notes are an integral part of the consolidated financial statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$130,528	$45,927
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on early extinguishment of debt	-	19,855
Depreciation and amortization expense	24,329	22,891
Amortization of debt costs	1,166	1,636
Increase in provision for inventory losses	6,554	8,847
(Increase) decrease in receivables	(15,049)	611
Increase in inventory	(90,642)	(40,884)
Decrease in prepaids and other current assets	1,699	3,219
Increase in accounts payable	34,475	30,158
Increase (decrease) in deferred revenue and other current liabilities	1,384	(12,361)
Other operating activities	(1,578)	(382)
Net cash provided by operating activities	92,866	79,517

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(20,838)	(16,455)
Other investing activities	(1,895)	(1,422)
Net cash used in investing activities	(22,733)	(17,877)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(833)	(1,355,165)
Dividends paid to shareholders	(23,409)	-
Proceeds from exercised stock options	19,540	3,325
Repurchase of treasury stock	(59,960)	-
Tax benefit from exercise of stock options	28,903	1,612
Repurchase of Series A preferred stock	-	(223,107)
Net proceeds from sale of Class A common stock	-	237,253
Proceeds from issuance of long-term debt	-	1,196,200
Deferred financing fees	-	(17,346)
Other financing activities	(2,500)	-
Net cash used in financing activities	(38,259)	(157,228)

Effect of exchange rate on cash and cash equivalents	(145)	(344)
Net increase (decrease) in cash and cash equivalents	31,729	(95,932)
Beginning balance, cash and cash equivalents	128,438	193,902
Ending balance, cash and cash equivalents	$160,167	$97,970

The accompanying notes are an integral part of the consolidated financial statements.

NOTE 1.  NATURE OF BUSINESS

General Nature of Business. GNC Holdings, Inc., formerly GNC Acquisition Holdings Inc., a Delaware corporation (“Holdings,” and collectively with its subsidiaries and, unless the context requires otherwise, its and their respective predecessors, the “Company”), is a global specialty retailer of health and wellness products, which include: vitamins, minerals and herbal supplements, sports nutrition products, diet products and other wellness products.

The Company is vertically integrated as its operations consist of purchasing raw materials, formulating and manufacturing products and selling the finished products through its three primary segments: Retail, Franchising and Manufacturing/Wholesale.  Corporate retail store operations are located in North America and Puerto Rico, and in addition the Company offers products domestically through GNC.com, www.drugstore.com, and since September 2011, LuckyVitamin.com. Franchise stores are located in the United States and 55 international countries (including distribution centers where retail sales are made). The Company operates its primary manufacturing facilities in South Carolina and distribution centers in Arizona, Pennsylvania and South Carolina. The Company manufactures the majority of its branded products, but also merchandises various third party products. Additionally, the Company licenses the use of its trademarks and trade names.

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

Recent Significant Transactions. In March 2011, General Nutrition Centers, Inc. (“Centers”), a wholly owned subsidiary of Holdings, entered into a senior credit facility, consisting of a $1.2 billion term loan facility (the “Term Loan Facility”) and an $80.0 million revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Senior Credit Facility”), and utilized the proceeds to repay all outstanding indebtedness under the 2007 Senior Credit Facility, the Senior Notes, and the Senior Subordinated Notes (the “Refinancing”).

In April 2011, Holdings consummated an initial public offering (the “IPO”) of 25.875 million shares of its Class A common stock, par value $0.001 per share (the “Class A common stock”), at an IPO price of $16.00 per share. The net proceeds from the IPO, together with cash on hand, were used to redeem all outstanding shares of Holdings’ Series A preferred stock, par value $0.001 per share (the “Series A preferred stock”), repay approximately $300.0 million of outstanding borrowings under the Term Loan Facility and pay approximately $11.1 million to satisfy obligations under the Management Services Agreement (as defined in Note 11, “Related Party Transactions”) and Holdings’ Class B common stock, par value $0.001 per share (the “Class B common stock” and, together with the Class A common stock, the “common stock”).

On August 31, 2011, the Company acquired substantially all of the assets and assumed certain liabilities of S&G Properties, LLC d/b/a LuckyVitamin.com and What’s The Big Deal?, Inc. d/b/a Gary’s “World of Wellness” (collectively referred to as “LuckyVitamin.com”), an online retailer of health and wellness products. The aggregate purchase price of LuckyVitamin.com was approximately $19.8 million.

During the first quarter of 2012 and the fourth quarter of 2011, certain of Holdings’ stockholders completed registered offerings of 19.6 million and 23.0 million shares, respectively, of Class A common stock at prices of $33.50 and $24.75 per share, respectively.

During the first six months of 2012, the Company completed an approved share repurchase program for $60.0 million shares of Holdings’ Class A common stock.  On June 19, 2012, the Holdings’ Board of Directors (the “Board”) authorized a share repurchase program pursuant to which the Company may repurchase up to an aggregate of $300.0 million shares of Holdings’ Class A common stock during the following twelve month period ending July 31, 2013.  The Company expects to finance any repurchases with cash, potential financing transactions, or a combination of the foregoing.

NOTE 2.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and

GNC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s audited financial statements in the Holdings’ Annual Report on Form 10-K filed for the year ended December 31, 2011. There have been no material changes to the application of critical accounting policies and significant judgments and estimates since December 31, 2011.

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

Transaction Related Costs.  The Company recognizes transaction related costs as expenses in the period incurred.  For the six months ended June 30, 2012, the Company recognized $0.7 million of expenses related to the registered offering completed by Holdings’ stockholders during the first quarter of 2012.  For the six months ended June 30, 2011, the Company recognized $12.4 million of expenses related to the IPO.

Recently Adopted Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (the “FASB”) issued updated guidance on current comprehensive income presentation. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income that contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. This new guidance is effective for the Company for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company adopted this guidance during the first quarter of 2012. The adoption of this guidance had no material impact on the Company’s consolidated financial statements, as it only required a change in the format of presentation.

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

GNC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3.  INVENTORIES

The net carrying value of inventories consisted of the following:

	June 30,	December 31,
	2012	2011
	(unaudited)
	(in thousands)

Finished product ready for sale	$419,827	$354,913
Work-in-process, bulk product and raw materials	80,847	61,684
Packaging supplies	9,040	7,013
Total	$509,714	$423,610

NOTE 4. GOODWILL AND INTANGIBLE ASSETS, NET

For the six months ended June 30, 2012 and 2011, the Company acquired 17 and 16 franchise stores, respectively. These acquisitions were accounted for as business combinations and the Company recorded the acquired inventory, fixed assets, franchise rights and goodwill, with an applicable reduction to receivables and cash. For the six months ended June 30, 2012 and 2011, the total purchase price associated with these acquisitions was $3.4 million and $1.9 million, respectively, of which $1.6 million and $0.7 million, respectively, was paid in cash.

The following table summarizes the Company’s goodwill activity:

			Manufacturing/
	Retail	Franchising	Wholesale	Total
	(in thousands)

Balance at December 31, 2011	$317,733	$117,303	$202,841	$637,877
Acquired franchise stores	1,878	-	-	1,878
Balance at June 30, 2012 (unaudited)	$319,611	$117,303	$202,841	$639,755

Intangible assets other than goodwill consisted of the following:

	Retail	Franchise	Operating	Other
	Brand	Brand	Agreements	Intangibles	Total
	(in thousands)

Balance at December 31, 2011	$500,000	$220,000	$138,970	$10,619	$869,589
Acquired franchise stores	-	-	-	440	440
Amortization expense	-	-	(3,326)	(953)	(4,279)
Balance at June 30, 2012 (unaudited)	$500,000	$220,000	$135,644	$10,106	$865,750

GNC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table reflects the gross carrying amount and accumulated amortization for each major intangible asset:

	Estimated	June 30, 2012			December 31, 2011
	Life		Accumulated	Carrying		Accumulated	Carrying
	in years	Cost	Amortization	Amount	Cost	Amortization	Amount
			(unaudited)
		(in thousands)

Brands - retail	-	$500,000	$-	$500,000	$500,000	$-	$500,000
Brands - franchise	-	220,000	-	220,000	220,000	-	220,000
Retail agreements	25-35	31,000	(5,722)	25,278	31,000	(5,196)	25,804
Franchise agreements	25	70,000	(14,817)	55,183	70,000	(13,417)	56,583
Manufacturing agreements	25	70,000	(14,817)	55,183	70,000	(13,417)	56,583
Other intangibles	5-15	10,600	(1,544)	9,056	10,600	(938)	9,662
Franchise rights	1-5	4,873	(3,823)	1,050	4,433	(3,476)	957
Total		$906,473	$(40,723)	$865,750	$906,033	$(36,444)	$869,589

The following table represents future estimated amortization expense of intangible assets with finite lives at June 30, 2012:

Estimated
amortization
Years ending December 31,	expense
(unaudited)
(in thousands)

2012	$4,240
2013	8,226
2014	8,086
2015	7,986
2016	7,907
Thereafter	109,305
Total	$145,750

NOTE 5.  LONG-TERM DEBT / INTEREST EXPENSE

Long-term debt consisted of the following:

	June 30,	December 31,
	2012	2011
	(unaudited)
	(in thousands)

Senior Credit Facility	$897,572	$897,387
Mortgage	3,304	4,135
Capital leases	13	20
Total Debt	900,889	901,542
Less: current maturities	(1,588)	(1,592)
Long-term Debt	$899,301	$899,950

GNC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the six months ended June 30, 2012, interest expense of $20.9 million consisted primarily of interest on outstanding borrowings under the Term Loan Facility. Interest under both the Term Loan Facility and the Revolving Credit Facility is based on variable rates. At June 30, 2012 and December 31, 2011, the interest rate under the Term Loan Facility was 4.25%, and the interest rate under the Revolving Credit Facility was 4.00% and 4.25%, respectively. The Revolving Credit Facility was undrawn and had outstanding letters of credit of $1.4 million and $8.0 million at June 30, 2012 and December 31, 2011, respectively.  Interest on the letters of credit was 3.00% and 3.25% at June 30, 2012 and December 31, 2011, respectively.

For the six months ended June 30, 2011, interest expense of $54.1 million consisted primarily of $14.2 million on the Senior Credit Facility, $23.2 million of expenses related to the Refinancing, $4.9 million of original issue discount and deferred financing fees related to the $300.0 million repayment of outstanding borrowings under the Term Loan Facility in connection with the IPO, and $10.3 million of interest expense on former indebtedness prior to the Refinancing. The $23.2 million of expenses related to the Refinancing consisted of $5.8 million in interest rate swap termination costs, write-off of $13.4 million of deferred financing fees of former indebtedness, write-off of $1.6 million in original issue discount related to former indebtedness and $2.4 million to defease former indebtedness.

As of June 30, 2012, the Company believes that it is in compliance with all covenants under the Senior Credit Facility.

NOTE 6.  FINANCIAL INSTRUMENTS

At June 30, 2012 and December 31, 2011, the Company’s financial instruments consisted of cash and cash equivalents, receivables, franchise notes receivable, accounts payable, certain accrued liabilities and long-term debt. The carrying amount of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximates their respective fair values because of the short maturities of these instruments. Based on the interest rates currently available and their underlying risk, the carrying value of the franchise notes receivable approximates their respective fair values. These fair values are reflected net of reserves for uncollectible amounts.  The Company determined the estimated fair values of its debt by using currently available market information. The fair value of debt would be classified as a Level 1 category on the fair value hierarchy, as defined in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. As considerable judgment is required to determine these estimates and assumptions, changes in the assumptions or methodologies may have an effect on these estimates. The actual and estimated fair values of the Company’s financial instruments are as follows:

	June 30, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

	(unaudited)

	(in thousands)
Cash and cash equivalents	$160,167	$160,167	$128,438	$128,438
Receivables, net	127,005	127,005	114,190	114,190
Franchise notes receivable, net	6,558	6,558	6,510	6,510
Accounts payable	158,936	158,936	124,416	124,416
Long-term debt (including current portion)	900,889	894,146	901,542	892,526

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

Hydroxycut Claims. On May 1, 2009, the FDA issued a warning on several Hydroxycut-branded products manufactured by Iovate Health Sciences U.S.A., Inc. (“Iovate”).  The FDA warning was based on 23 reports of liver injuries from consumers who claimed to have used the products between 2002 and 2009. As a result, Iovate voluntarily recalled 14 Hydroxycut-branded products. Following the recall, the Company was named, among other defendants, in approximately 93 lawsuits related to Hydroxycut-branded products in 14 states.  Iovate previously accepted the Company’s tender request for defense and indemnification under its purchasing agreement with the Company and, as such, Iovate has accepted the Company’s request for defense and indemnification in the Hydroxycut matters.  The Company’s ability to obtain full recovery under the indemnity is dependent on Iovate’s insurance coverage, the creditworthiness of its insurer, and the absence of significant defenses by such insurer.  To the extent the Company is not fully compensated by Iovate’s insurer, it can seek recovery directly from Iovate.  The Company’s ability to fully recover such amounts may be limited by the creditworthiness of Iovate.

Currently, there are 74 pending lawsuits related to Hydroxycut in which the Company has been named: 68 individual, largely personal injury claims and six putative class action cases, generally inclusive of claims of consumer fraud, misrepresentation, strict liability and breach of warranty.  As any liabilities that may arise from these matters are not probable or reasonably estimable at this time, no liability has been accrued in the accompanying financial statements.

By court order dated October 6, 2009, the United States Judicial Panel on Multidistrict Litigation consolidated pretrial proceedings of many of the pending actions in the Southern District of California (In re: Hydroxycut Marketing and Sales Practices Litigation, MDL No. 2087).

Pro-Hormone/Androstenedione Cases. The Company is currently defending two lawsuits (the “Andro Actions”) in New Jersey and New York relating to the sale by the Company of certain nutritional products between 1999 and 2004, alleged to contain the ingredients commonly known as Androstenedione, Androstenediol, Norandrostenedione, and Norandrostenediol (collectively, “Andro Products”). In each of the Andro Actions, plaintiffs sought, or are seeking, to certify a class and obtain damages on behalf of the class representatives and all those similarly-situated who purchased from the Company certain nutritional supplements alleged to contain one or more Andro Products.  As any liabilities that may arise from these other Andro Actions are not probable or reasonably estimable at this time, no liability has been accrued in the accompanying financial statements.

Commitments

The Company maintains certain purchase commitments with various vendors to ensure its operational needs are fulfilled.  As of June 30, 2012, such future purchase commitments consisted of $3.0 million of advertising commitments. Other commitments related to the Company’s business operations cover varying periods of time and are not significant. All of these commitments are expected to be fulfilled with no adverse consequences to the Company’s operations or financial condition.

Environmental Compliance

In March 2008, the South Carolina Department of Health and Environmental Control (the “DHEC”) requested that the Company investigate contamination associated with historical activities at its South Carolina facility. These investigations have identified chlorinated solvent impacts in soils and groundwater that extend offsite

GNC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

NOTE 8.  STOCK-BASED COMPENSATION PLANS

The Company has outstanding stock-based compensation awards that were granted by the Compensation Committee of the Board (the “Compensation Committee”) under the following two stock-based employee compensation plans:

•                  the GNC Holdings, Inc. 2011 Stock and Incentive Plan (the “2011 Stock Plan”) adopted in March 2011; and

•                  the GNC Acquisition Holdings Inc. 2007 Stock Incentive Plan (as amended, the “2007 Stock Plan”) adopted in March 2007.

Both plans have provisions that allow for the granting of stock options, restricted stock and other stock based awards and are available to certain eligible employees, directors, consultants or advisors as determined by the Compensation Committee.  Stock options under the plans were granted with exercise prices at or above fair market value on the date of grant, typically vest in equal installments over a four- or five-year period and expire seven or ten years from the date of grant.

Up to 8.5 million shares of Class A common stock may be issued under the 2011 Stock Plan (subject to adjustment to reflect certain transactions and events specified in the 2011 Stock Plan for any award grant). If any award granted under the 2011 Stock Plan expires, terminates or is cancelled without having been exercised in full, the number of shares underlying such unexercised award will again become available for awards under the 2011 Stock Plan. The total number of shares of Class A common stock available for awards under the 2011 Stock Plan will be reduced by (i) the total number of stock options or stock appreciation rights exercised, regardless of whether any of the shares of Class A common stock underlying such awards are not actually issued to the participant as the result of a net settlement, and (ii) any shares of Class A common stock used to pay any exercise price or tax withholding obligation. In addition, the number of shares of Class A common stock that are subject to restricted stock, performance shares or other stock-based awards that are not subject to the appreciation of the value of a share of Class A common stock (“Full Share Awards”) that may be granted under the 2011 Stock Plan is limited by counting shares granted pursuant to such awards against the aggregate share reserve as 1.8 shares for every share granted. If any stock option, stock appreciation right or other stock-based award that is not a Full Share Award is cancelled, expires or terminates unexercised for any reason, the shares covered by such awards will again be available for the grant of awards under the 2011 Stock Plan. If any shares of Class A common stock that

GNC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

are subject to restricted stock, performance shares or other stock-based awards that are full Share Awards are forfeited for any reason, 1.8 shares of Class A common stock for each full share award forfeited will again be available for the grant of awards under the 2011 Stock Plan.

Upon adoption of the 2011 Stock Plan, the Company determined it will not grant any additional awards under the 2007 Stock Plan.  No stock appreciation rights, restricted stock, deferred stock or performance shares were granted under the 2007 Stock Plan.

The Company utilizes the Black Scholes model to calculate the fair value of options under both the 2011 Stock Plan and the 2007 Stock Plan. The grant-date fair value of the Company’s restricted stock awards is based on the stock price on the grant date. The resulting compensation cost is recognized in the Company’s financial statements over the option vesting period. The Company recognized $2.3 million and $2.2 million of non-cash stock-based compensation expense for the six months ended June 30, 2012 and 2011, respectively. At June 30, 2012, there was approximately $13.8 million of total unrecognized compensation cost related to non-vested stock-based compensation for all awards previously made that are expected to be recognized over a weighted average period of approximately 2.0 years.

During the six months ended June 30, 2012, the total intrinsic value of awards exercised was $78.5 million and the total amount received by Holdings from the exercise of options was $19.5 million. The tax impact associated with the exercise of awards for the six months ended June 30, 2012 was a benefit of $27.0 million and was recorded to paid in capital.

The following table sets forth a summary of stock options under all plans for the six months ended June 30, 2012:

	Total Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (in Thousands)

Outstanding at December 31, 2011	6,673,054	$11.46
Granted	44,667	32.46
Exercised	(2,938,829)	6.83
Forfeited	(30,456)	17.24
Expired	-	-
Outstanding at June 30, 2012	3,748,436	$15.30	6.2	$89,605

Exercisable at June 30, 2012	1,614,566	$9.24	5.3	$48,372

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

GNC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The assumptions used in the Company’s Black Scholes valuation related to stock option grants made during the six months ended June 30, 2012 were as follows:

Dividend yield	1.3%-1.4%
Expected option life	5.0 years
Volatility factor percentage of market price	40.70%
Discount rate	0.9%

The following table sets forth a summary of restricted stock granted under the 2011 Stock Plan and related information for the six months ended June 30, 2012:

	Restricted Stock	Weighted Average Fair Value
Outstanding at December 31, 2011	138,119	$22.35
Granted	13,179	37.10
Forfeited	(2,044)	20.43
Outstanding at June 30, 2012	149,254	$23.68

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

GNC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table represents key financial information of the Company’s segments:

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011
	(unaudited)
	(in thousands)
Revenue:
Retail	$458,632	$384,304	$928,453	$768,007
Franchise	103,539	82,827	205,024	160,211
Manufacturing/Wholesale:
Intersegment (1)	70,609	57,032	137,118	107,731
Third Party	56,910	51,404	109,877	96,325
Sub total Manufacturing/Wholesale	127,519	108,436	246,995	204,056
Sub total segment revenues	689,690	575,567	1,380,472	1,132,274
Intersegment elimination (1)	(70,609)	(57,032)	(137,118)	(107,731)
Total revenue	$619,081	$518,535	$1,243,354	$1,024,543

Operating income:
Retail	$97,617	$63,409	$190,792	$127,006
Franchise	32,290	25,938	66,719	51,294
Manufacturing/Wholesale	23,858	21,043	46,695	37,597
Unallocated corporate and other costs:
Warehousing and distribution costs	(15,625)	(15,239)	(31,420)	(30,387)
Corporate costs	(21,080)	(22,454)	(42,971)	(42,762)
Transaction related costs	-	-	(686)	(12,362)
Sub total unallocated corporate and other costs	(36,705)	(37,693)	(75,077)	(85,511)
Total operating income	$117,060	$72,697	$229,129	$130,386

(1)  Intersegment revenues are eliminated from consolidated revenue.

NOTE 10.  INCOME TAXES

The Company recognized $77.7 million of income tax expense (or 37.3% of pretax income) during the six months ended June 30, 2012 compared to $30.4 million (or 39.8% of pretax income) for the same period in 2011. For the six months ended June 30, 2011, income tax expense included $2.3 million (3.0% of pretax income) related to non deductible costs incurred in connection with the IPO.

The Company files a consolidated U.S. federal tax return and various consolidated and separate tax returns as prescribed by the tax laws of the state, local and international jurisdictions in which it operates. The Company has been audited by the Internal Revenue Service (the “IRS”) through its March 15, 2007 tax year and the Company has been informed that its federal income tax return for 2010 will be audited.  The Company has various state, local and international jurisdiction tax years open to examination (the earliest open period is 2003), and is also currently under audit in certain state and local jurisdictions. As of June 30, 2012, the Company believes that it has appropriately reserved for any potential federal, state, local and international income tax exposures.

At each of June 30, 2012 and December 31, 2011, the Company had $12.3 million and $10.5 million, respectively, of unrecognized tax benefits.  As of June 30, 2012, the Company is not aware of any tax positions for which it is reasonably possible that the amounts of unrecognized tax benefits will significantly increase or decrease within the next 12 months. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is approximately $12.3 million. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company had accrued approximately $6.2 million and $3.5 million for June 30, 2012 and December 31, 2011, respectively, in potential interest and penalties associated with uncertain tax positions.  To the extent interest and penalties are not assessed with respect to the ultimate settlement of uncertain tax positions, amounts previously accrued will be reduced and reflected as a reduction of the overall income tax provision.

GNC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11. RELATED PARTY TRANSACTIONS

Management Services Agreement   On March 16, 2007, the Company entered into a Management Services Agreement (the “Management Services Agreement”) with ACOF Operating Manager II, L.P. (“ACOF Operating Manager”), an affiliate of Ares Corporate Opportunities Fund II, L.P., which was terminated upon the consummation of the IPO. The Management Services Agreement provided for an annual management fee of $0.8 million, payable quarterly and in advance to ACOF Operating Manager, on a pro rata basis, until the tenth anniversary from March 16, 2007 plus any one-year extensions (which extensions occurred automatically on each anniversary date of March 16, 2007), as well as reimbursements for ACOF Operating Manager’s, and its affiliates’, out-of-pocket expenses in connection with the management services provided under the Management Services Agreement. For the six months ended June 30, 2011, $0.2 million was paid to ACOF Operating Manager in accordance with the terms of the Management Services Agreement.

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

Special Dividend   Prior to the consummation of the IPO, Ontario Teachers’ Pension Plan Board (“OTPP”), as the holder of Class B common stock, was entitled to receive ratably an annual special dividend payment equal to an aggregate amount of $0.8 million per year when, as and if declared by the Board, for a period of ten years commencing on March 16, 2007 (the “Special Dividend Period”). The special dividend was payable in equal quarterly installments on the first day of each quarter commencing on April 1, 2007. For the six months ended June 30, 2011, $0.2 million was paid to OTPP as a special dividend pursuant to the obligations under the Class B common stock.

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

Lease Agreements  At June 30, 2012, General Nutrition Centres Company, the Company’s wholly owned subsidiary, was party, as lessee, to 16 lease agreements with Cadillac Fairview Corporation (“Cadillac Fairview”), as lessor, and 1 lease agreement with Ontrea, Inc. (“Ontrea”), as lessor, with respect to properties located in Canada.  Each of Cadillac Fairview and Ontrea is a direct wholly owned subsidiary of OTPP. For the six months ended June 30, 2012 and 2011, the Company paid $1.2 million and $1.3 million, respectively, under the lease agreements with Cadillac Fairview, and an immaterial amount for the six months ended June 30, 2012 under the lease agreement with Ontrea. Each lease was negotiated in the ordinary course of business on an arm’s length basis.

NOTE 12. SUBSEQUENT EVENTS

On July 26, 2012, the Board authorized and declared a cash dividend for the third quarter of 2012 of $0.11 per share of Class A common stock, payable on or about September 28, 2012 to stockholders of record as of the close of business on September 14, 2012.

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

All forward-looking statements, including, without limitation, our examination of historical operating trends, are based upon our current expectations and various assumptions. We believe there is a reasonable basis for our expectations and beliefs, but they are inherently uncertain. We may not realize our expectations, and our beliefs may not prove correct. Actual results could differ materially from those described or implied by such forward-looking statements. The following uncertainties and factors, among others (including, but not limited to, those we describe under the caption “Risk Factors” in our filings with the Securities and Exchange Commission pursuant to Sections 13(a), 14 or 15(d) of the Securities Exchange Act of 1934), could affect future performance and cause actual results to differ materially from those matters expressed in or implied by forward-looking statements:

•                  significant competition in our industry;

•                  unfavorable publicity or consumer perception of our products;

•                  increases in the cost of borrowings and limitations on availability of additional debt or equity capital;

•                  our debt levels and restrictions in our debt agreements;

•                  incurrence of material product liability and product recall costs;

•                  loss or retirement of directors or key members of management;

•                  costs of compliance and our failure to comply with new and existing governmental regulations including, but not limited to, tax regulations;

•                  costs of litigation and the failure to successfully defend lawsuits and other claims against us;

•                  failure of our franchisees to conduct their operations profitably and limitations on our ability to terminate or replace under-performing franchisees;

•                  economic, political and other risks associated with our international operations;

•                  failure to keep pace with the demands of our customers for new products and services;

•                  disruptions in our manufacturing system or losses of manufacturing certifications;

•                  disruptions in our distribution network;

•                  lack of long-term experience with human consumption of ingredients in some of our products;

•                  increases in the frequency and severity of insurance claims, particularly claims for which we are self-insured;

•                  failure to adequately protect or enforce our intellectual property rights against competitors;

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

•                  impact of current economic conditions on our business;

•                  natural disasters, unusually adverse weather conditions, pandemic outbreaks, boycotts and geo-political events; and

•                  failure to maintain effective internal controls.

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

Business Overview

We are a global specialty retailer of health and wellness products. We derive our revenues principally from product sales through our company-owned stores and online through GNC.com and LuckyVitamin.com, domestic and international franchise activities and sales of products manufactured in our facilities to third parties.  We sell products through a worldwide network of more than 7,800 locations operating under the GNC brand name.

On March 4, 2011, General Nutrition Centers Inc. (“Centers”), a wholly owned subsidiary of GNC Holdings, Inc. (“Holdings”),entered into a $1.2 billion term loan facility with a term of seven years (the “Term Loan Facility”) and an $80.0 million revolving credit facility with a term of five years (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Senior Credit Facility”).  Centers used a portion of the proceeds from the Term Loan Facility to refinance its former indebtedness, including all outstanding indebtedness under its 2007 Senior Credit Facility, consisting of a $675.0 million term loan facility (the “2007 Term Loan Facility”) and a $60.0 million senior revolving credit facility (together with the 2007 Term Loan Facility, the “2007 Senior Credit Facility”), the Senior Notes and the Senior Subordinated Notes, and to pay related fees and expenses. As of the date hereof, the Revolving Credit Facility remains undrawn.  We refer to these transactions and the use of proceeds therefrom collectively as the “Refinancing”.

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

Executive Overview

In 2012, we have continued to focus on achieving our five principal corporate goals: growing company-owned domestic retail earnings, growing company-owned domestic retail square footage, growing our international footprint, expanding our e-commerce business and further leveraging the GNC brand. These goals are designed to drive both short-term and long-term financial results. Our efforts led to the following results for the three months ended June 30, 2012 compared to the same period in 2011:

•                  Our company-owned domestic same store sales increased 12.9%, which included a 27.9% increase in our GNC.com business.

•                  We increased our company-owned domestic store count by 36 net new stores.

•     Our retail segment sales increased 19.3%, and operating income increased 53.9%.

•                  Total franchising revenue grew 25.0%, and operating income increased 24.5%.

•                  Domestic franchising revenue grew 16.8%, and we added 5 net new domestic franchise stores.

•                  International franchise revenue grew 40.3%, as we added 27 net new international franchise stores.

•                  We increased sales in our wholesale/manufacturing segment by 10.7% through our new wholesale distribution channels and increased third-party sales.

•                  Consistent with our focus on communicating our core “Live Well” theme in both magazine and print, we expanded our marketing campaign to include a “best in class” theme. The campaign’s branding images reflect our core customer — youthful, athletic, aspirational and goal oriented.

•                  We generated 19.4% of total revenue growth which drove a 61.0% increase in total operating income. However, excluding certain expenses associated with executive severance in 2011, total operating income increased by 53.7% in the three months ended June 30, 2012 compared to the same period in 2011.

Revenues and Operating Performance from our Segments

We measure our operating performance primarily through revenues and operating income from our three segments, Retail, Franchise and Manufacturing/Wholesale, and through the management of unallocated costs from our warehousing, distribution and corporate segments, as follows:

•              Retail: Retail revenues are generated by sales to consumers at our company-owned stores and online through our websites GNC.com and LuckyVitamin.com. Although we believe that our retail and franchise businesses are not seasonal in nature, historically we have experienced, and expect to continue to experience, a variation in our net sales and operating results from quarter to quarter. According to the Nutrition Business Journal’s Supplement Business Report 2011, our industry is expected to grow at an annual average rate of approximately 3.7% through 2017. As a leader in our industry, we expect our organic retail revenue to grow faster than the projected industry growth as a result of our disproportionate market share, scale economies in purchasing and advertising, strong brand awareness and vertical integration.

•                Franchise: Franchise revenues are generated primarily by:

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

•                Manufacturing/Wholesale: Manufacturing/Wholesale revenues are generated by sales of manufactured products to third parties, generally for third-party private label brands; the sale of our proprietary and third-party products to and through Rite Aid and www.drugstore.com; and the sale of our proprietary products to and through PetSmart and Sam’s Club. We also record license fee revenue from the opening of franchise store-within-a-store locations within Rite Aid stores in this segment. Our revenues generated by our manufacturing and wholesale operations are subject to our available manufacturing capacity.

A significant portion of our business infrastructure is comprised of fixed operating costs. Our vertically integrated distribution network and manufacturing capacity can support higher sales volume without significant incremental costs. We therefore expect our operating expenses to grow at a lesser rate than our revenues, resulting in positive operating leverage.

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

Results of Operations

The following information presented for the three and six months ended June 30, 2012 and 2011 was prepared by management, is unaudited and was derived from our unaudited consolidated financial statements and accompanying notes. In the opinion of management, all adjustments necessary for a fair statement of our financial position and operating results for such periods and as of such dates have been included.

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

Results of Operations

(Dollars in millions and percentages expressed as a percentage of total net revenue)

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
	(unaudited)
Revenues:
Retail	$458.7	74.1%	$384.3	74.1%	$928.5	74.7%	$768.0	75.0%
Franchise	103.5	16.7%	82.8	16.0%	205.0	16.5%	160.2	15.6%
Manufacturing / Wholesale	56.9	9.2%	51.4	9.9%	109.9	8.8%	96.3	9.4%
Total net revenues	619.1	100.0%	518.5	100.0%	1,243.4	100.0%	1,024.5	100.0%

Operating expenses:
Cost of sales, including warehousing, distribution and occupancy costs	379.6	61.3%	327.6	63.2%	763.2	61.4%	649.8	63.4%
Compensation and related benefits	78.4	12.7%	75.4	14.5%	158.4	12.7%	146.6	14.3%
Advertising and promotion	13.4	2.2%	13.4	2.6%	29.6	2.4%	27.6	2.7%
Other selling, general and administrative expenses	28.5	4.6%	27.5	5.3%	58.2	4.7%	54.1	5.3%
Transaction related costs	-	0.0%	-	0.0%	0.7	0.1%	12.4	1.2%
Amortization expense	2.1	0.3%	1.9	0.4%	4.3	0.3%	3.8	0.4%
Foreign currency gain	-	0.0%	-	0.0%	(0.1)	0.0%	(0.2)	0.0%
Total operating expenses	502.0	81.1%	445.8	86.0%	1,014.3	81.6%	894.1	87.3%

Operating income:
Retail	97.6	15.8%	63.4	12.2%	190.8	15.3%	127.0	12.4%
Franchise	32.3	5.2%	25.9	5.0%	66.7	5.4%	51.3	5.0%
Manufacturing / Wholesale	23.9	3.9%	21.0	4.1%	46.7	3.8%	37.6	3.7%
Unallocated corporate and other costs:
Warehousing and distribution costs	(15.6)	-2.6%	(15.2)	-3.0%	(31.4)	-2.5%	(30.4)	-3.0%
Corporate costs	(21.1)	-3.4%	(22.4)	-4.3%	(43.0)	-3.5%	(42.7)	-4.2%
Transaction related costs	-	0.0%	-	0.0%	(0.7)	-0.1%	(12.4)	-1.2%
Subtotal unallocated corporate and other costs, net	(36.7)	-6.0%	(37.6)	-7.3%	(75.1)	-6.1%	(85.5)	-8.4%
Total operating income	117.1	18.9%	72.7	14.0%	229.1	18.4%	130.4	12.7%
Interest expense, net	10.5		15.7		20.9		54.1
Income before income taxes	106.6		57.0		208.2		76.3
Income tax expense	39.9		21.0		77.7		30.4
Net income	$66.7		$36.0		$130.5		$45.9

Note: The numbers in the above table have been rounded to millions.  All calculations related to the Results of Operations for the year-over-year comparisons were derived from unrounded data and could occasionally differ immaterially if you were to use the table above for these calculations.

Comparison of the Three Months Ended June 30, 2012 and 2011

Revenues

Our consolidated net revenues increased $100.6 million, or 19.4%, to $619.1 million for the three months ended June 30, 2012 compared to $518.5 million for the same period in 2011. The increase was the result of increased sales in each of our segments.

Retail.  Revenue in our Retail segment increased $74.4 million, or 19.3%, to $458.7 million for the three months ended June 30, 2012 compared to $384.3 million for the same period in 2011.  Domestic retail revenue increased $58.3 million due to a 12.9% increase in our same store sales and the opening of new stores.  The increase in domestic retail revenue was primarily due to sales increases in the sports nutrition, vitamin and diet categories, and also included an increase in sales from GNC.com of $5.4 million, or 27.9%, to $24.9 million for the three months ended June 30, 2012, compared to $19.4 million for the same period in 2011.  Sales from LuckyVitamin.com, acquired on August 31, 2011, contributed $14.1 million to the increase in revenue. Our company-owned store base increased by 159 domestic stores to 2,950 at June 30, 2012 compared to 2,791 at June 30, 2011, due to new store openings and franchise store acquisitions.  Our Canadian store base decreased by four stores to 164 at June 30, 2012 compared to 168 at June 30, 2011.

Franchise. Revenues in our Franchise segment increased $20.7 million, or 25.0%, to $103.5 million for the three months ended June 30, 2012 compared to $82.8 million for the same period in 2011. Domestic franchise revenue increased $9.0 million primarily due to increases in product sales and royalty income. Our domestic franchisees’ same store retail sales increased by 15.8% for the three months ended June 30, 2012 compared to the same period in 2011. There were 933 domestic franchise stores at June 30, 2012 compared to 906 stores at June 30, 2011.  International franchise revenue, including China operations, increased $11.7 million, primarily due to increases in product sales and royalty income.  Our international franchise store base increased by 150 stores to 1,651 at June 30, 2012 compared to 1,501 at June 30, 2011.

Manufacturing/Wholesale. Revenues in our Manufacturing/Wholesale segment, which includes third party sales from our manufacturing facilities in South Carolina, as well as wholesale sales to Rite Aid, www.drugstore.com, Sam’s Club and PetSmart increased $5.5 million, or 10.7%, to $56.9 million for the three months ended June 30, 2012 compared to $51.4 million for the same period in 2011. For the three months ended June 30, 2012, third party contract manufacturing sales from our South Carolina manufacturing plant increased by $7.2 million, or 29.7%, compared to the same period in 2011.  This increase was offset by a decrease in wholesale revenue due to timing of purchase orders and shipments with key wholesale customers.

Cost of Sales

Cost of sales, which includes product costs, costs of warehousing and distribution and occupancy costs, increased $52.0 million, or 15.9%, to $379.6 million for the three months ended June 30, 2012 compared to $327.6 million for the same period in 2011. The increase was primarily due to higher sales volumes and store counts.  Cost of sales, as a percentage of net revenue, was 61.3% and 63.2% for the three months ended June 30, 2012 and 2011, respectively.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses, including compensation and related benefits, advertising and promotion expense, other SG&A expenses and amortization expense increased $4.2 million, or 3.5%, to $122.4 million for the three months ended June 30, 2012 compared to $118.2 million for the same period in 2011. These expenses, as a percentage of net revenue, were 19.8% for the three months ended June 30, 2012 compared to 22.8% for the three months ended June 30, 2011.

Compensation and related benefits. Compensation and related benefits increased $3.0 million, or 4.0%, to $78.4 million for the three months ended June 30, 2012 compared to $75.4 million for the same period in 2011.  The increase was primarily due to support for our increased store base and sales volume and payroll tax expense related to the exercise of stock options. The three months ended June 30, 2011 included $3.5 million of executive severance.

Advertising and promotion. Advertising and promotion expenses were $13.4 million for the three months ended June 30, 2012 and 2011.

Other SG&A. Other SG&A expenses, including amortization expense, increased $1.2 million, or 3.9%, to $30.6 million for the three months ended June 30, 2012 compared to $29.4 million for the same period in 2011. This increase was due to increased sales in each of our segments.

Operating Income

As a result of the foregoing, consolidated operating income increased $44.4 million, or 61.0%, to $117.1 million for the three months ended June 30, 2012 compared to $72.7 million for the same period in 2011. Operating income, as a percentage of net revenue, was 18.9% and 14.0% for the three months ended June 30, 2012 and 2011, respectively.

Retail. Operating income increased $34.2 million, or 53.9%, to $97.6 million for the three months ended June 30, 2012 compared to $63.4 million for the same period in 2011. The increase was driven by higher gross margin and expense leverage on the same store sales increase in occupancy, payroll and marketing.

Franchise. Operating income increased $6.4 million, or 24.5%, to $32.3 million for the three months ended June 30, 2012 compared to $25.9 million for the same period in 2011. The increase was due to higher gross product margin on wholesale sales and franchise royalty income.

Manufacturing/Wholesale. Operating income increased $2.9 million, or 13.4%, to $23.9 million for the three months ended June 30, 2012 compared to $21.0 million for the same period in 2011.  The increase was driven by a higher gross product margin rate resulting from improved wholesale margins and increased shipments of proprietary products.

Warehousing and distribution costs. Unallocated warehousing and distribution costs increased $0.4 million, or 2.5%, to $15.6 million for the three months ended June 30, 2012 compared to $15.2 million for the three months ended June 30, 2011.  The increase was primarily due to higher fuel costs and increased wages to support higher sales volume.

Corporate costs. Corporate overhead costs decreased $1.3 million, or 6.1%, to $21.1 million for the three months ended June 30, 2012 compared to $22.4 million for the same period in 2011 primarily due to $3.5 million of executive severance for the three months ended June 30, 2011.

Interest Expense

Interest expense decreased $5.2 million, or 33.2%, to $10.5 million for the three months ended June 30, 2012 compared to $15.7 million for the same period in 2011.  This decrease was primarily due to a $4.9 million write off of deferred financing fees and original issue discount related to the $300.0 million repayment of outstanding borrowings under the Term Loan Facility in connection with the IPO.

Income Tax Expense

We recognized $39.9 million of income tax expense (or 37.4% of pre-tax income) during the three months ended June 30, 2012 compared to $21.0 million (or 36.8% of pre-tax income) for the same period in 2011.

Net Income

As a result of the foregoing, consolidated net income increased $30.7 million to $66.7 million for the three months ended June 30, 2012 compared to $36.0 million for the same period in 2011.  For the three months ended June 30, 2011, net income includes $5.3 million, net of tax effect, related to the executive severance and write off of deferred financing fees and original issue discount related to the $300.0 million repayment of outstanding borrowings under the Term Loan Facility in connection with the IPO.  For the three months ended June 30, 2012, net income excluding these related costs increased $25.4 million, or 61.5%, from $41.3 million for the same period in 2011.

Comparison of the Six Months Ended June 30, 2012 and 2011

Revenues

Our consolidated net revenues increased $218.9 million, or 21.4%, to $1,243.4 million for the six months ended June 30, 2012 compared to $1,024.5 million for the same period in 2011. The increase was the result of increased sales in each of our segments.

Retail.  Revenue in our Retail segment increased $160.5 million, or 20.9%, to $928.5 million for the six months ended June 30, 2012 compared to $768.0 million for the same period in 2011.  Domestic retail revenue increased $127.8 million due to a 14.4% increase in our same store sales and the opening of new stores.  The increase in domestic retail revenue was primarily due to sales increases in the sports nutrition, vitamin and diet categories, and also included an increase in sales from GNC.com of $12.3 million, or 31.1%, to $51.9 million for the six months ended June 30, 2012 compared to $39.6 million for the same period in 2011.  Sales from LuckyVitamin.com, acquired on August 31, 2011, contributed $28.6 million to the increase in revenue. Our company-owned store base increased by 159 domestic stores to 2,950 at June 30, 2012 compared to 2,791 at June 30, 2011, due to new store openings and franchise store acquisitions.  Our Canadian store base decreased by four stores to 164 at June 30, 2012 compared to 168 at June 30, 2011.

Franchise. Revenues in our Franchise segment increased $44.8 million, or 28.0%, to $205.0 million for the six months ended June 30, 2012 compared to $160.2 million for the same period in 2011. Domestic franchise revenue increased $23.6 million primarily due to increases in product sales and royalty income. Our domestic franchisees’ same store retail sales increased by 17.1% for the six months ended June 30, 2012 compared to the same period in 2011. There were 933 domestic franchise stores at June 30, 2012 compared to 906 stores at June 30, 2011.  International franchise revenue, including China operations, increased $21.2 million, primarily due to increases in product sales and royalty income.  Our international franchise store base increased by 150 stores to 1,651 at June 30, 2012 compared to 1,501 at June 30, 2011.

Manufacturing/Wholesale. Revenues in our Manufacturing/Wholesale segment, which includes third-party sales from our manufacturing facilities in South Carolina, as well as wholesale sales to Rite Aid, www.drugstore.com, Sam’s Club and PetSmart increased $13.6 million, or 14.1%, to $109.9 million for the six months ended June 30, 2012 compared to $96.3 million for the same period in 2011. For the six months ended June 30, 2012, third party contract manufacturing sales from our South Carolina manufacturing plant increased by $10.7 million, or 20.7%, compared to the same period in 2011.

Cost of Sales

Cost of sales, which includes product costs, costs of warehousing and distribution and occupancy costs, increased $113.4 million, or 17.5%, to $763.2 million for the six months ended June 30, 2012 compared to $649.8 million for the same period in 2011. The increase was primarily due to higher sales volumes and store counts.  Cost of sales, as a percentage of net revenue, was 61.4% and 63.4% for the six months ended June 30, 2012 and 2011, respectively.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses, including compensation and related benefits, advertising and promotion expense, other SG&A expenses, amortization expense and transaction related costs increased $6.7 million, or 2.7%, to $251.2 million, for the six months ended June 30, 2012 compared to $244.5 million for the same period in 2011. These expenses, as a percentage of net revenue, were 20.2% for the six months ended June 30, 2012 compared to 23.9% for the six months ended June 30, 2011.

Compensation and related benefits. Compensation and related benefits increased $11.8 million, or 8.0%, to $158.4 million for the six months ended June 30, 2012 compared to $146.6 million for the same period in 2011.  The increase was due primarily to support our increased store base and sales volume and payroll tax expense related to the exercise of stock options offset by decrease in executive severance.  The six months ended June 30, 2011 included $3.5 million of executive severance.

Advertising and promotion. Advertising and promotion expenses increased $2.0 million, or 7.4%, to $29.6 million for the six months ended June 30, 2012 compared to $27.6 million during the same period in 2011. Advertising expense increased primarily as a result of an increase in media expense.

Other SG&A. Other SG&A expenses, including amortization expense, increased $4.6 million, or 7.9%, to $62.5 million for the six months ended June 30, 2012 compared to $57.9 million for the same period in 2011. This increase was due to increased sales in each of our segments.

Transaction related costs. For the six months ended June 30, 2012, we incurred $0.7 million of expenses related to the Q1 Secondary Offering.  For the six months ended June 30, 2011, we incurred $12.4 million of expenses principally related to the IPO.  These primarily consisted of a payment of $11.1 million for the termination of sponsor-related obligations and other costs of $1.3 million.

Operating Income

As a result of the foregoing, consolidated operating income increased $98.7 million, or 75.7%, to $229.1 million for the six months ended June 30, 2012 compared to $130.4 million for the same period in 2011. Operating income, as a percentage of net revenue, was 18.4% and 12.7% for the six months ended June 30, 2012 and 2011, respectively. Excluding transaction related expenses and executive severance, operating income was $229.8 million and $146.6 million for the six months ended June 30, 2012 and 2011, respectively.

Retail. Operating income increased $63.8 million, or 50.2%, to $190.8 million for the six months ended June 30, 2012 compared to $127.0 million for the same period in 2011. The increase was driven by expense leverage on the same store sales increase in occupancy, payroll and marketing.

Franchise. Operating income increased $15.4 million, or 30.1%, to $66.7 million for the six months ended June 30, 2012 compared to $51.3 million for the same period in 2011. The increase was due to higher gross product margin on wholesale sales and franchise royalty income.

Manufacturing/Wholesale. Operating income increased $9.1 million, or 24.2%, to $46.7 million for the six months ended June 30, 2012 compared to $37.6 million for the same period in 2011.  The increase was driven by a higher gross product margin rate resulting from improved wholesale margins and increased shipments of proprietary products.

Warehousing and distribution costs. Unallocated warehousing and distribution costs increased $1.0 million, or 3.4%, to $31.4 million for the six months ended June 30, 2012 compared to $30.4 million for the six months ended June 30, 2011.  The increase was primarily due to higher fuel costs and increased wages to support higher sales volume.

Corporate costs. Corporate overhead costs increased $0.3 million, or 0.5%, to $43.0 million for the six months ended June 30, 2012 compared to $42.7 million for the same period in 2011.

Transaction related costs. For the six months ended June 30, 2012, we incurred $0.7 million of expenses related to the Q1 Secondary Offering. For the six months ended June 30, 2011, we incurred $12.4 million of expenses principally related to the IPO.  These primarily consisted of a payment of $11.1 million for the termination of sponsor-related obligations and other costs of $1.3 million.

Interest Expense

Interest expense decreased $33.2 million, or 61.4%, to $20.9 million for the six months ended June 30, 2012 compared to $54.1 million for the same period in 2011.  This decrease was primarily due to $23.2 million of expenses related to the Refinancing, which consisted of: $5.8 million in interest rate swap termination costs, $13.4 million of deferred financing fees related to former indebtedness, $1.6 million in original issue discount related to former indebtedness, and $2.4 million to defease the former Senior Notes and Senior Toggle Notes.  Additionally, $4.9 million of original issue discount and deferred financing fees were expensed related to the $300.0 million repayment of outstanding borrowings under the Term Loan Facility in connection with the IPO.

Income Tax Expense

We recognized $77.7 million of income tax expense (or 37.3% of pre-tax income) during the six months ended June 30, 2012 compared to $30.4 million (or 39.8% of pre-tax income) for the same period in 2011. The 2011 income tax expense includes $2.3 million, or 3.0%, of pre-tax income related to non-deductible costs incurred relating to the transaction related costs.

Net Income

As a result of the foregoing, consolidated net income increased $84.6 million to $130.5 million for the six months ended June 30, 2012 compared to $45.9 million for the same period in 2011.  Net income for the six months ended June 30, 2012 includes $0.7 million related to the Q1 Secondary Offering.  For the six months ended June 30, 2011, net income includes $30.3 million of transaction related costs and executive severance, net of tax effect.  For the six months ended June 30, 2012 and 2011, net income excluding such transaction related costs, net of tax effect, increased $55.0 million, or 72.2%, to $131.2 million from $76.2 million for the same period in 2011.

Liquidity and Capital Resources

At June 30, 2012, we had $160.2 million in cash and cash equivalents and $568.4 million in working capital, compared with $128.4 million in cash and cash equivalents and $474.5 million in working capital at December 31, 2011.  The $93.9 million increase in our working capital was primarily driven by an increase in our cash and inventory levels due to an increase in volume, partially offset by an increase in accounts payable due to timing of payments.

We expect to fund our operations through internally generated cash and, if necessary, from borrowings under the Revolving Credit Facility.  At June 30, 2012, we had $78.6 million available under the Revolving Credit Facility, after giving effect to $1.4 million utilized to secure letters of credit.

We expect our primary uses of cash in the near future will be for capital expenditures, working capital requirements, repurchases of additional shares of Class A common stock under repurchase programs and funding any quarterly dividends to stockholders that are approved by the Board.

On June 19, 2012, the Board authorized a share repurchase program pursuant to which we may repurchase up to an aggregate of $300.0 million shares of Class A common stock during the following twelve month period ending July 31, 2013.  We expect to finance repurchases with cash, potential financing transactions, or a combination of the foregoing.

On July 26, 2012, the Board authorized and declared a cash dividend for the third quarter of 2012 of $0.11 per share of Class A common stock, payable on or about September 28, 2012 to stockholders of record as of the close of business on September 14, 2012.

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

Cash Provided by Operating Activities

Cash provided by operating activities was $92.9 million and $79.5 million for the six months ended June 30, 2012 and 2011, respectively.  The increase was due primarily to an increase in net income of $84.6 million offset by an increase in inventory as a result of increases in finished goods to support increased sales.

Cash Used in Investing Activities

We used cash for investing activities of $22.7 million and $17.9 million for the six months ended June 30, 2012 and 2011, respectively.  Capital expenditures, which were primarily for new stores, improvements to our company-owned stores and our South Carolina manufacturing facility and corporate information systems, were $20.8 million and $16.5 million for the six months ended June 30, 2012 and 2011, respectively.

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

Cash Used in Financing Activities

For the six months ended June 30, 2012, cash used in financing activities was $38.3 million, primarily due to dividends paid to Holdings’ stockholders of $23.4 million and the repurchase of an aggregate of $60.0 million shares of Class A common stock under a repurchase program, offset partially by $48.4 million of proceeds from exercised stock options, including the associated tax benefit.

For the six months ended June 30, 2011, we borrowed $1,196.2 million under the Senior Credit Facility, and utilized a portion of the funds to repay $644.4 million under the 2007 Senior Credit Facility, $300.0 million for the redemption of the Senior Notes, and $110.0 million for the redemption of the Senior Subordinated Notes.  We received net proceeds from the IPO of $237.3 million and used these proceeds, together with cash on hand, to redeem all of the outstanding Series A preferred stock and repay $300.0 million of the Senior Credit Facility.  Additionally, we paid $17.4 million for fees associated with the Refinancing.

Contractual Obligations

There are no material changes in our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Off Balance Sheet Arrangements

As of June 30, 2012, we had no relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off balance sheet arrangements, or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Recently Adopted Accounting Pronouncements

In June 2011, the FASB issued updated guidance on current comprehensive income presentation, which eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. Instead, we must report comprehensive income in either a single continuous statement of comprehensive income that contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. This new guidance is effective for us for fiscal years beginning after December 15, 2011, with early adoption permitted. We adopted this guidance during the first quarter of 2012. The adoption of this guidance had no material impact on our unaudited consolidated financial statements, as it only required a change in the format of presentation.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

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

Foreign Currency Exchange Rate Market Risk

We are subject to the risk of foreign currency exchange rate changes in the conversion from local currencies to the U.S. dollar of the reported financial position and operating results of our non-U.S. based subsidiaries. We are also subject to foreign currency exchange rate changes for purchases of goods and services that are denominated in currencies other than the U.S. dollar. The primary currencies to which we are exposed to fluctuations are the Canadian Dollar and the Chinese Renminbi. The fair value of our net foreign investments and our foreign denominated payables would not be materially affected by a 10% adverse change in foreign currency exchange rates for the six months ended June 30, 2012 and 2011.

Interest Rate Market Risk

All of Centers’ long-term debt is subject to changing interest rates.  Although changes in interest rates do not impact our operating income, the changes could affect the fair value of such debt and related interest payments.  Based on our variable rate debt balance as of June 30, 2012, a 1% change in interest rates would have no impact on interest expense due to an interest rate floor that exists on the Senior Credit Facility.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act has been appropriately recorded, processed, summarized and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.  Based on such evaluation, our CEO and CFO have concluded that, as of June 30, 2012, our disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal controls over financial reporting that occurred during the last fiscal quarter, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1.   Legal Proceedings

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

Hydroxycut Claims. On May 1, 2009, the Food and Drug Administration (“FDA”) issued a warning on several Hydroxycut-branded products manufactured by Iovate. The FDA warning was based on 23 reports of liver injuries from consumers who claimed to have used the products between 2002 and 2009. As a result, Iovate voluntarily recalled 14 Hydroxycut-branded products. Following the recall, we were named, among other defendants, in approximately 93 lawsuits related to Hydroxycut-branded products in 14 states. Iovate previously accepted our tender request for defense and indemnification under its purchasing agreement with us and, as such, Iovate has accepted our request for defense and indemnification in the Hydroxycut matters. Our ability to obtain full recovery under the indemnity is dependent on Iovate’s insurance coverage, the creditworthiness of its insurer, and the absence of significant defenses by such insurer. To the extent we are not fully compensated by Iovate’s insurer, we can seek recovery directly from Iovate. Our ability to fully recover such amounts may be limited by the creditworthiness of Iovate.

During 2012, we were named in eight new personal injury lawsuits related to Hydroxycut, generally inclusive of claims of consumer fraud, misrepresentation, strict liability and breach of warranty. None of the plaintiffs in these lawsuits asserted specific damages claims. Any liabilities that may arise from these matters are not probable or reasonably estimable at this time.

The following eight personal injury matters were filed during 2012 by individuals claiming injuries from the use and consumption of Hydroxycut-branded products:

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

The following eight personal injury matters related to the use and consumption of Hydroxycut-branded products were settled during 2012:

•                  Kerry and Nadia Donald v. Iovate Health Sciences Group, et al., Court of Common Pleas, Philadelphia County, 11-0502384 (filed May 20, 2011);

•                  Phillip Sims v. GNC Corporation, et al., U.S. District Court, District of New Jersey, 10CV1728 (filed April 5, 2010);

•                  Donna Natali v. GNC Corporation, et al., Superior Court of New Jersey, Atlantic County, ATL-L-001499-10 (filed April 5, 2010);

•                  Matthew Carhart v. GNC Corporation, et al., Court of Common Pleas Philadelphia County, 10-0402210 (filed April 15, 2010);

•                  Michael Brown v. GNC Corporation, et al., Court of Common Pleas Philadelphia County, 10-0402217 (filed April 15, 2010);

•                  Alan D’Alessio, Jr. v. GNC Corporation, et al., Court of Common Pleas Philadelphia County, 10-0402214 (filed April 15, 2010);

•                  Carla M. Benson GNC Corporation, et al., Court of Common Pleas Philadelphia County, 10-1104602 (filed December 3, 2010); and,

•                  Alexander Torres and Jessica Lee Pizarro v. GNC Corporation, et al., Court of Common Pleas Philadelphia County, 11-0403330 (filed May 2, 2011).

These settlements did not result in any material payment by us.

Item 1A.   Risk Factors

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

As is common in our industry, we rely on our third-party vendors to ensure that the products they manufacture and sell to us comply with all applicable regulatory and legislative requirements. In general, we seek representations and warranties, indemnification and/or insurance from our vendors. However, even with adequate insurance and indemnification, any claims of non-compliance could significantly damage our reputation and consumer confidence in our products, and materially and adversely affect the market price of the Class A common stock. In addition, the failure of such products to comply with applicable regulatory and legislative requirements could prevent us from marketing the products or require us to recall or remove such products from the market, which in certain cases could materially and adversely affect our business, financial condition and results of operation. For example, products manufactured by third parties that contain derivatives from geranium, known as 1.3-dimethylpentylamine/dimethylamylamine/13-dimethylamylamine (“DMAA”) are popular with our consumers. Although we have received representations from our third-party vendors that these products comply with applicable regulatory and legislative requirements, recent media articles have suggested that DMAA may not comply with the Dietary Supplement Health and Education Act of 1994. In December 2011, the U.S. military asked us to temporarily remove products containing DMAA from our stores on its bases pending the outcome of a precautionary review. That review is still pending. On April 27, 2012, the FDA announced that it had issued warning letters to ten manufacturers and distributors of dietary supplements containing DMAA for allegedly marketing products for which evidence of the safety of the product had not been submitted to FDA.  The FDA also indicated that the warning letters advised the companies that the FDA is not aware of evidence or history of use to indicate that DMAA is safe.  We expect that the companies will oppose the FDA position.  If it is determined that DMAA does not comply with applicable regulatory and legislative requirements, we could be required to recall or remove from the market all products containing DMAA and we could become subject to lawsuits related to any alleged non-compliance, any of which recalls, removals or lawsuits could materially and adversely affect our business, financial condition and results of operations. In the past, due to frequently changing consumer preferences in the dietary supplement space, we have offset losses related to recalls and removals with reformulated or alternative products, which is the strategy we would seek to employ if we were required to remove or recall products containing DMAA; however, there can be no assurance that we would be able to offset all or any portion of losses related to any future removal or recall.  As a result of the indeterminable level of product substitution and reformulated product sales, we cannot reliably determine the potential impact of any such recall or removal on our business, financial condition or results of operation.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth information regarding Holdings’ purchases of shares of Class A common stock during the quarter ended June 30, 2012:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number(or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs
April 1 to April 30, 2012	1,000,000	$35.11	1,000,000	500,000 shares
May 1 to May 31, 2012	-	-	-	500,000 shares
June 1 to June 30, 2012	500,000	$37.86	500,000	$300,000,000 (2)
Total	1,500,000	$36.03	1,500,000

(1)   On February 16, 2012, we announced the approval of a share repurchase program pursuant to which we were authorized to purchase 1.0 million shares of Class A common stock (the “Repurchase Program”). On April 25, 2012, we announced the extension of the Repurchase Program, pursuant to which we were authorized to purchase an additional 500,000 shares of Class A common stock. We concluded the Repurchase Program in June 2012. Other than purchases in connection with the Repurchase Program as set forth in the table above, we made no purchases of shares of Class A common stock for the quarter ended June 30, 2012.

(2)   On June 19, 2012, we announced the approval of a new share repurchase program pursuant to which we may repurchase up to an aggregate of $300.0 million shares of Class A common stock during the following twelve month period ending July 31, 2013.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Item 4 is not applicable.

Item 5.  Other Information

None.

Item 6.   Exhibits

Exhibit
No.	Description
10.1	Form of Indemnification Agreement between Holdings and each of its Directors and schedule
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the persons undersigned thereunto duly authorized.

GNC HOLDINGS, INC.
(Registrant)

Date: August 1, 2012	/s/ Joseph M. Fortunato
Joseph M. Fortunato
Director, President, and Chief Executive Officer
(Principal Executive Officer)

Date: August 1, 2012	/s/ Michael M. Nuzzo
Michael M. Nuzzo
Chief Financial Officer
(Principal Financial Officer)

Date: August 1, 2012	/s/ Andrew S. Drexler
Andrew S. Drexler
Corporate Controller
(Principal Accounting Officer)