Form 10-K/A
period 2011-12-31
GNC HOLDINGS, INC.
filed 2012-10-17
CIK 1502034

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

 EXPLANATORY NOTE

        This Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which was filed with the Securities and Exchange Commission on February 27, 2012 (the "Original Filing"), is being filed solely to add the consent of our independent registered public accounting firm as Exhibit 23.1, which was inadvertently omitted from the Original Filing. Accordingly, this Amendment No. 1 consists solely of the preceding cover page, this explanatory note, the complete text of Item 15, as amended, the signature page, Exhibit 23.1 and restated Exhibits 31.1 and 31.2. Other than as previously noted, this Amendment No. 1 does not modify or update any disclosures made in the Original Filing or reflect events that may have occurred subsequent to the filing date of the Original Filing.

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
10.15
Form of Indemnification Agreement between Holdings and each of our directors and relevant schedule. (Incorporated by reference to Exhibit 10.15 to Holdings' Annual Report on Form 10-K (File No. 001-35113), filed February 27, 2012.)
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
21.1	Subsidiaries of the Registrant. (Incorporated by reference to Exhibit 21.1 to Holdings' Annual Report on Form 10-K (File No. 001-35113), filed February 27, 2012.)
23.1	Consent of PricewaterhouseCoopers LLP.*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1
Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Incorporated by reference to Exhibit 32.1 to Holdings' Annual Report on Form 10-K (File No. 001-35113), filed February 27, 2012.)
101.INS	XBRL Instance Document (Incorporated by reference to Exhibit 101.INS to Holdings' Annual Report on Form 10-K (File No. 001-35113), filed February 27, 2012.)
101.SCH	XBRL Taxonomy Extension Schema (Incorporated by reference to Exhibit 101.SCH to Holdings' Annual Report on Form 10-K (File No. 001-35113), filed February 27, 2012.)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (Incorporated by reference to Exhibit 101.CAL to Holdings' Annual Report on Form 10-K (File No. 001-35113), filed February 27, 2012.)
101.LAB	XBRL Taxonomy Extension Label Linkbase (Incorporated by reference to Exhibit 101.LAB to Holdings' Annual Report on Form 10-K (File No. 001-35113), filed February 27, 2012.)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (Incorporated by reference to Exhibit 101.PRE to Holdings' Annual Report on Form 10-K (File No. 001-35113), filed February 27, 2012.)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (Incorporated by reference to Exhibit 101.DEF to Holdings' Annual Report on Form 10-K (File No. 001-35113), filed February 27, 2012.)

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

GNC HOLDINGS, INC.
By:	/s/ JOSEPH FORTUNATO Joseph Fortunato President & Chief Executive Officer Dated: October 17, 2012

QuickLinks

EXPLANATORY NOTE
PART IV
  Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS GNC Holdings, Inc. and Subsidiaries Valuation and Qualifying Accounts
SIGNATURES