Form 10-Q
period 2012-09-30
GNC HOLDINGS, INC.
filed 2012-11-01
CIK 1502034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 26, 2012, there were 99,298,280 outstanding shares of Class A common stock, par value $0.001 per share (the “Class A common stock”), of GNC Holdings, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GNC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, including share data)

	September 30,	December 31,
	2012	2011
Current assets:	(unaudited)
Cash and cash equivalents	$96,795	$128,438
Receivables, net	134,585	114,190
Inventories (Note 3)	496,069	423,610
Prepaids and other current assets	43,397	38,777
Total current assets	770,846	705,015

Long-term assets:
Goodwill (Note 4)	639,765	637,877
Brands (Note 4)	720,000	720,000
Other intangible assets, net (Note 4)	143,745	149,589
Property, plant and equipment, net	198,405	198,171
Other long-term assets	29,702	18,935
Total long-term assets	1,731,617	1,724,572

Total assets	$2,502,463	$2,429,587

Current liabilities:
Accounts payable	116,472	124,416
Current portion, long-term debt (Note 5)	3,788	1,592
Deferred revenue and other current liabilities	120,147	104,525
Total current liabilities	240,407	230,533

Long-term liabilities:
Long-term debt (Note 5)	1,095,291	899,950
Deferred tax liabilities, net	285,331	283,403
Other long-term liabilities	42,937	37,239
Total long-term liabilities	1,423,559	1,220,592

Total liabilities	1,663,966	1,451,125

Stockholders’ equity:
Common stock, $0.001 par value, 150,000 shares authorized:
Class A, 111,525 shares issued and 99,073 shares outstanding and 12,452 shares held in treasury at September 30, 2012 and 105,988 shares issued and 102,985 shares outstanding and 3,004 shares held in treasury at December 31, 2011	111	105
Class B, 0 and 2,060 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	-	2
Paid-in-capital	802,703	741,848
Retained earnings	456,237	298,831
Treasury stock, at cost	(423,900)	(65,048)
Accumulated other comprehensive income	3,346	2,724
Total stockholders’ equity	838,497	978,462

Total liabilities and stockholders’ equity	$2,502,463	$2,429,587

The accompanying notes are an integral part of the consolidated financial statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(unaudited)

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Revenue	$621,607	$538,028	$1,864,961	$1,562,571
Cost of sales, including cost of warehousing, distribution and occupancy	386,393	343,129	1,149,600	992,908

Gross profit	235,214	194,899	715,361	569,663

Compensation and related benefits	78,707	72,375	237,126	219,011
Advertising and promotion	15,697	12,433	45,327	40,031
Other selling, general and administrative	28,717	26,629	91,075	84,530
Foreign currency (loss) gain	(8)	225	(84)	106
Transaction related costs	924	637	1,610	12,999
Operating income	111,177	82,600	340,307	212,986

Interest expense, net (Note 5)	12,080	10,418	32,958	64,517

Income before income taxes	99,097	72,182	307,349	148,469

Income tax expense (Note 10)	36,868	23,519	114,592	53,879

Net income	$62,229	$48,663	$192,757	$94,590

Income per share - Basic and Diluted:

Net income	$62,229	$48,663	$192,757	$94,590
Preferred stock dividends	-	-	-	(4,726)
Net income available to common shareholders	$62,229	$48,663	$192,757	$89,864

Earnings per share:
Basic	$0.61	$0.47	$1.84	$0.91
Diluted	$0.60	$0.45	$1.81	$0.89

Weighted average common shares outstanding:
Basic	102,541	104,390	104,946	98,223
Diluted	103,721	107,351	106,515	100,858

Dividends declared per share:	$0.11	-	$0.33	-

Consolidated Statements of Comprehensive Income

(unaudited)

(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Net income	$62,229	$48,663	$192,757	$94,590
Other comprehensive income:
Unrealized gains on derivatives and qualified as cash flow hedges, net of tax of $2,718	-	-	-	4,751
Foreign currency translation adjustments	848	(2,397)	622	(1,277)
Other comprehensive income	848	(2,397)	622	3,474

Comprehensive income	$63,077	$46,266	$193,379	$98,064

The accompanying notes are an integral part of the consolidated financial statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands, including per share data)

								Accumulated
	Common Stock							Other	Total
	Class A		Class B		Treasury	Paid-in-	Retained	Comprehensive	Stockholders’
	Shares	Dollars	Shares	Dollars	Stock	Capital	Earnings	Income/(Loss)	Equity

Balance at December 31, 2011	102,985	$105	2,060	$2	$(65,048)	$741,848	$298,831	$2,724	$978,462

Comprehensive Income	-	-	-	-	-	-	192,757	622	193,379
Conversion of Class B stock to Class A stock	2,060	2	(2,060)	(2)	-	-	-	-	-
Purchase of treasury stock	(9,477)	-	-	-	(358,852)	-	-	-	(358,852)
Common stock dividends	-	-	-	-	-	-	(34,300)	-	(34,300)
Conversions to common stock	3,505	4	-	-	-	57,246	-	-	57,250
Non-cash stock-based compensation	-	-	-	-	-	3,609	-	-	3,609
Other	-	-	-	-	-	-	(1,051)	-	(1,051)

Balance at September 30, 2012 (unaudited)	99,073	$111	-	$-	$(423,900)	$802,703	$456,237	$3,346	$838,497

Balance at December 31, 2010	59,199	$60	28,169	$28	$(2,277)	$451,728	$171,224	$(1,280)	$619,483

Comprehensive Income	-	-	-	-	-	-	94,590	3,474	98,064
Issuance of common stock	16,000	16	-	-	-	237,237	-	-	237,253
Conversion of Class B stock to Class A stock	14,387	14	(14,387)	(14)	-	-	-	-	-
Preferred stock dividends	-	-	-	-	-	-	(4,726)	-	(4,726)
Conversions to common stock	1,572	1	-	-	-	18,620	-	-	18,621
Non-cash stock-based compensation	-	-	-	-	-	2,895	-	-	2,895

Balance at September 30, 2011 (unaudited)	91,158	$91	13,782	$14	$(2,277)	$710,480	$261,088	$2,194	$971,590

The accompanying notes are an integral part of the consolidated financial statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$192,757	$94,590
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on early extinguishment of debt	-	19,855
Depreciation and amortization expense	36,476	34,344
Amortization of debt costs	1,811	2,195
Increase in provision for inventory losses	8,902	14,582
Increase in receivables	(23,273)	(15,205)
Increase in inventory	(78,193)	(46,418)
Decrease in prepaids and other current assets	4,568	2,452
(Decrease) increase in accounts payable	(7,855)	36,155
Increase in deferred revenue and other current liabilities	8,721	1,371
Other operating activities	(1,962)	2,459
Net cash provided by operating activities	141,952	146,380

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(29,856)	(27,808)
Acquisition of LuckyVitamin.com, net of cash required	-	(20,998)
Other investing activities	(1,966)	(1,437)
Net cash used in investing activities	(31,822)	(50,243)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(1,757)	(1,355,566)
Dividends paid to shareholders	(34,300)	-
Proceeds from exercised stock options	23,840	11,125
Repurchase of treasury stock	(359,990)	-
Tax benefit from exercise of stock options	35,605	8,379
Repurchase of Series A preferred stock	-	(223,107)
Net proceeds from sale of Class A common stock	-	237,253
Proceeds from issuance of long-term debt	199,000	1,196,200
Deferred financing fees	(1,148)	(17,346)
Other financing activities	(2,500)	-
Net cash used in financing activities	(141,250)	(143,062)

Effect of exchange rate on cash and cash equivalents	(523)	(870)
Decrease in cash and cash equivalents	(31,643)	(47,795)
Beginning balance, cash and cash equivalents	128,438	193,902
Ending balance, cash and cash equivalents	$96,795	$146,107

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

The Company is vertically integrated as its operations consist of purchasing raw materials, formulating and manufacturing products and selling the finished products through its three primary segments: Retail, Franchising and Manufacturing/Wholesale.  Corporate retail store operations are located in the United States, Canada and Puerto Rico, and in addition the Company offers products domestically through GNC.com, www.drugstore.com, and since September 2011, LuckyVitamin.com. Franchise stores are located in the United States and 55 international countries (including distribution centers where retail sales are made). The Company operates its primary manufacturing facilities in South Carolina and distribution centers in Arizona, Pennsylvania and South Carolina. The Company manufactures the majority of its branded products, but also merchandises various third party products. Additionally, the Company licenses the use of its trademarks and trade names.

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

Recent Significant Transactions. In March 2011, General Nutrition Centers, Inc. (“Centers”), a wholly owned subsidiary of Holdings, entered into a senior credit facility, consisting of a $1.2 billion term loan facility (the “Term Loan Facility”) and an $80.0 million revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Senior Credit Facility”), and utilized the proceeds to repay all outstanding indebtedness under the 2007 Senior Credit Facility, the Senior Notes, and the Senior Subordinated Notes (the “Refinancing”). Subsequently, the Company completed two amendments to the Term Loan Facility. On August 1, 2012, the Company amended the Term Loan Facility to increase the outstanding borrowings by $200.0 million (the “Incremental Term Loan”).  In October 2012, Centers amended the Term Loan Facility to adjust the per annum interest rate to the greater of LIBOR and 1.00%, plus an applicable margin of 2.75%.  The Refinancing and these amendments are collectively referred to herein as the “Refinancings.”

In April 2011, Holdings consummated an initial public offering (the “IPO”) of 25.875 million shares of its Class A common stock, par value $0.001 per share (the “Class A common stock”), at an IPO price of $16.00 per share. The net proceeds from the IPO, together with cash on hand, were used to redeem all outstanding shares of Holdings’ Series A preferred stock, par value $0.001 per share (the “Series A preferred stock”), repay approximately $300.0 million of outstanding borrowings under the Term Loan Facility and pay approximately $11.1 million to satisfy obligations under the Management Services Agreement (as defined in Note 11, “Related Party Transactions”) and Holdings’ Class B common stock, par value $0.001 per share (the “Class B common stock” and, together with the Class A common stock, the “common stock”).  Subsequent to the IPO, certain of Holdings’ stockholders completed the following registered offerings of Class A common stock:

•                  in October 2011, 23.0 million shares at $24.75 per share;

•                  in March 2012, 19.6 million shares at $33.50 per share; and

•                  in August 2012,10.0 million shares at $38.42 per share.

In conjunction with the August 2012 offering, the Company repurchased an additional six million shares of Class A common stock from one of its stockholders as part of a share repurchase program.  The IPO, the offerings, and the repurchase of the six million shares of Class A common stock are collectively referred to herein as the “Offerings.”

As of September 30, 2012, the Company had completed its approved share repurchase programs for a total of $360.0 million of Class A common stock.

GNC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Transaction Related Costs.  The Company recognizes transaction related costs as expenses in the period incurred.  For the nine months ended September 30, 2012 and 2011, the Company recognized $1.6 million and $13.0 million, respectively, of expenses related to the Offerings and the Refinancings.

Recent Accounting Pronouncements

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

In July 2012, the FASB issued an accounting standard that simplifies the impairment test for indefinite-lived intangible assets other than goodwill. The new guidance gives the option to first assess qualitative factors to determine if it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative valuation test. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after September 15, 2012. The Company will adopt this accounting standard in the fourth quarter of 2012 and it does not anticipate that this adoption will have a significant impact on its financial statements.

NOTE 3.  INVENTORIES

The net carrying value of inventories consisted of the following:

	September 30,	December 31,
	2012	2011
	(unaudited)
	(in thousands)

Finished product ready for sale	$415,259	$354,913
Work-in-process, bulk product and raw materials	73,373	61,684
Packaging supplies	7,437	7,013
Total	$496,069	$423,610

NOTE 4. GOODWILL AND INTANGIBLE ASSETS, NET

For the nine months ended September 30, 2012 and 2011, the Company acquired 23 and 22 franchise stores, respectively. These acquisitions were accounted for as business combinations and the Company recorded the acquired inventory, fixed assets, franchise rights and goodwill, with an applicable reduction to receivables and cash. For the nine months ended September 30, 2012 and 2011, the total purchase price associated with these acquisitions was $3.6 million and $2.1 million, respectively, of which $1.8 million and $0.8 million, respectively, was paid in cash.

The following table summarizes the Company’s goodwill activity:

			Manufacturing/
	Retail	Franchising	Wholesale	Total
	(in thousands)

Balance at December 31, 2011	$317,733	$117,303	$202,841	$637,877
Acquired franchise stores	1,888	-	-	1,888
Balance at September 30, 2012 (unaudited)	$319,621	$117,303	$202,841	$639,765

GNC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Intangible assets other than goodwill consisted of the following:

	Retail	Franchise	Operating	Other
	Brand	Brand	Agreements	Intangibles	Total
	(in thousands)

Balance at December 31, 2011	$500,000	$220,000	$138,970	$10,619	$869,589
Acquired franchise stores	-	-	-	548	548
Amortization expense	-	-	(4,990)	(1,402)	(6,392)
Balance at September 30, 2012 (unaudited)	$500,000	$220,000	$133,980	$9,765	$863,745

The following table reflects the gross carrying amount and accumulated amortization for each major intangible asset:

	Weighted -	September 30, 2012			December 31, 2011
	Average		Accumulated	Carrying		Accumulated	Carrying
	Life	Cost	Amortization	Amount	Cost	Amortization	Amount
		(unaudited)
		(in thousands)

Brands - retail	-	$500,000	$-	$500,000	$500,000	$-	$500,000
Brands - franchise	-	220,000	-	220,000	220,000	-	220,000
Retail agreements	30.2	31,000	(5,986)	25,014	31,000	(5,196)	25,804
Franchise agreements	25.0	70,000	(15,517)	54,483	70,000	(13,417)	56,583
Manufacturing agreements	25.0	70,000	(15,517)	54,483	70,000	(13,417)	56,583
Other intangibles	11.4	10,600	(1,848)	8,752	10,600	(938)	9,662
Franchise rights	3.7	4,981	(3,968)	1,013	4,433	(3,476)	957
Total	24.5	$906,581	$(42,836)	$863,745	$906,033	$(36,444)	$869,589

The following table represents future estimated amortization expense of intangible assets with finite lives at September 30, 2012:

Estimated
amortization
Years ending December 31,	expense
(unaudited)
(in thousands)
2012	$2,115
2013	8,293
2014	8,121
2015	7,995
2016	7,915
Thereafter	109,306
Total	$143,745

GNC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5.  LONG-TERM DEBT / INTEREST EXPENSE

Long-term debt consisted of the following:

	September 30,	December 31,
	2012	2011
	(unaudited)
	(in thousands)

Senior Credit Facility	$1,096,191	$897,387
Mortgage	2,878	4,135
Capital leases	10	20
Total debt	1,099,079	901,542
Less: current maturities	(3,788)	(1,592)
Long-term debt	$1,095,291	$899,950

For the nine months ended September 30, 2012, interest expense of $33.0 million consisted primarily of interest on outstanding borrowings under the Term Loan Facility. Interest under both the Term Loan Facility and the Revolving Credit Facility is based on variable rates. At September 30, 2012 and December 31, 2011, the interest rate under the Term Loan Facility was 5.25% and 4.25%, respectively, and the interest rate under the Revolving Credit Facility was 4.00% and 4.25%, respectively. The Revolving Credit Facility was undrawn and had outstanding letters of credit of $1.2 million and $8.0 million at September 30, 2012 and December 31, 2011, respectively. Interest on the letters of credit was 3.00% and 3.25% at September 30, 2012 and December 31, 2011, respectively.

For the nine months ended September 30, 2011, interest expense of $64.5 million consisted primarily of $24.1 million on the Senior Credit Facility, $23.2 million of expenses related to the Refinancing, $4.9 million of original issue discount and deferred financing fees related to the $300.0 million repayment of outstanding borrowings under the Term Loan Facility in connection with the IPO, and $10.3 million of interest expense on former indebtedness prior to the Refinancing. The $23.2 million of expenses related to the Refinancing consisted of $5.8 million in interest rate swap termination costs, write-off of $13.4 million of deferred financing fees of former indebtedness, write-off of $1.6 million in original issue discount related to former indebtedness and $2.4 million to defease former indebtedness.

On August 1, 2012, Centers borrowed an additional $200.0 million under the Incremental Term Loan. After payment of certain fees and expenses, such proceeds were utilized to partially fund the Company’s announced share repurchase program. On October 2, 2012, Centers amended the Term Loan Facility to adjust the per annum interest rate to the greater of LIBOR and 1.00%, plus an applicable margin of 2.75%.

As of September 30, 2012, the Company believes that it is in compliance with all covenants under the Senior Credit Facility.

NOTE 6.  FINANCIAL INSTRUMENTS

At September 30, 2012 and December 31, 2011, the Company’s financial instruments consisted of cash and cash equivalents, receivables, franchise notes receivable, accounts payable, certain accrued liabilities and long-term debt. The carrying amount of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximates their respective fair values because of the short maturities of these instruments. Based on the interest rates currently available and their underlying risk, the carrying value of the franchise notes receivable approximates their respective fair values. These fair values are reflected net of reserves for uncollectible amounts.  The Company determined the estimated fair values of its debt by using currently available market information. The fair value of debt would be classified as a Level 1 category on the fair value hierarchy, as defined in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. As considerable judgment is required to determine these estimates and assumptions, changes in the assumptions or methodologies may have an effect on these estimates. The actual and estimated fair values of the Company’s financial instruments are as follows:

GNC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	September 30, 2012		December 31, 2011

	Carrying	Fair	Carrying	Fair

	Amount	Value	Amount	Value

	(unaudited)
	(in thousands)
Cash and cash equivalents	$96,795	$96,795	$128,438	$128,438
Receivables, net	134,585	134,585	114,190	114,190
Franchise notes receivable, net	7,024	7,024	6,510	6,510
Accounts payable	116,472	116,472	124,416	124,416
Long-term debt (including current portion)	1,099,079	1,099,079	901,542	892,526

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

Hydroxycut Claims. On May 1, 2009, the FDA issued a warning on several Hydroxycut-branded products manufactured by Iovate Health Sciences U.S.A., Inc. (“Iovate”).  The FDA warning was based on 23 reports of liver injuries from consumers who claimed to have used the products between 2002 and 2009. As a result, Iovate voluntarily recalled 14 Hydroxycut-branded products. Following the recall, the Company was named, among other defendants, in approximately 94 lawsuits related to Hydroxycut-branded products in 14 states.  Iovate previously accepted the Company’s tender request for defense and indemnification under its purchasing agreement with the Company and, as such, Iovate has accepted the Company’s request for defense and indemnification in the Hydroxycut matters.  The Company’s ability to obtain full recovery under the indemnity is dependent on Iovate’s insurance coverage, the creditworthiness of its insurer, and the absence of significant defenses by such insurer.  To the extent the Company is not fully compensated by Iovate’s insurer, it can seek recovery directly from Iovate.  The Company’s ability to fully recover such amounts may be limited by the creditworthiness of Iovate.

Currently, there are 73 pending lawsuits related to Hydroxycut in which the Company has been named: 67 individual, largely personal injury claims and six putative class action cases, generally inclusive of claims of consumer fraud, misrepresentation, strict liability and breach of warranty.  As any liabilities that may arise from these matters are not probable or reasonably estimable at this time, no liability has been accrued in the accompanying financial statements.

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

Commitments

The Company maintains certain purchase commitments with various vendors to ensure its operational needs are fulfilled.  As of September 30, 2012, such future purchase commitments consisted of $4.8 million.  Other commitments related to the Company’s business operations cover varying periods of time and are not significant. All of these commitments are expected to be fulfilled with no adverse consequences to the Company’s operations or financial condition.

Environmental Compliance

In March 2008, the South Carolina Department of Health and Environmental Control (the “DHEC”) requested that the Company investigate contamination associated with historical activities at its South Carolina facility. These investigations have identified chlorinated solvent impacts in soils and groundwater that extend offsite from its facility. The Company entered into a Voluntary Cleanup Contract with the DHEC regarding the matter on September 24, 2012. Pursuant to such contract, the Company has submitted a plan for additional investigations to the DHEC and is awaiting the DHEC’s approval of the plan. After the Company completes the investigations to understand the extent of the chlorinated solvent impacts, the Company will develop appropriate remedial measures for DHEC approval. At this stage of the investigation, however, it is not possible to estimate the timing and extent of any remedial action that may be required, the ultimate cost of remediation, or the amount of the Company’s potential liability.

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

GNC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8.  STOCK-BASED COMPENSATION PLANS

The Company has outstanding stock-based compensation awards that were granted by the Compensation Committee (the “Compensation Committee”) of the Board of Directors of Holdings (the “Board”) under the following two stock-based employee compensation plans:

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

The Company utilizes the Black Scholes model to calculate the fair value of options under both the 2011 Stock Plan and the 2007 Stock Plan. The grant-date fair value of the Company’s restricted stock awards is based on the stock price on the grant date. The resulting compensation cost is recognized in the Company’s financial statements over the option vesting period. The Company recognized $3.6 million and $2.9 million of non-cash stock-based compensation expense for the nine months ended September 30, 2012 and 2011, respectively. At September 30, 2012, there was approximately $13.3 million of total unrecognized compensation cost related to non-vested stock-based compensation for all awards previously made that are expected to be recognized over a weighted average period of approximately 1.8 years.

During the nine months ended September 30, 2012, the total intrinsic value of awards exercised was $96.8 million and the total amount received by Holdings from the exercise of options was $23.8 million. The tax impact associated with the exercise of awards for the nine months ended September 30, 2012 was a benefit of $35.6 million.

GNC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table sets forth a summary of stock options under all plans for the nine months ended September 30, 2012:

	Total Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2011	6,673,054	$11.46
Granted	64,667	34.57
Exercised	(3,503,728)	6.94
Forfeited	(69,768)	19.96
Outstanding at September 30, 2012	3,164,225	$16.75	6.2	$70,327

Exercisable at September 30, 2012	1,121,500	$10.68	5.3	$31,727

The Black Scholes model utilizes the following assumptions in determining a fair value: price of underlying stock, award exercise price, expected term, risk-free interest rate, expected dividend yield and expected stock price volatility over the award’s expected term. Due to the utilization of these assumptions, the existing models do not necessarily represent the definitive fair value of awards for future periods. As the IPO occurred during the second quarter of 2011, the option term has been estimated by considering both the vesting period, which typically for both plans has been four or five years, and the contractual term, which historically has been either seven or ten years. Prior to the IPO, the fair value of the Class A common stock was estimated based upon the net enterprise value of the Company, discounted to reflect the lack of liquidity and control associated with the stock.  Since the consummation of the IPO, the fair value of the Class A common stock has been based upon the closing price of the Class A common stock as reported on the New York Stock Exchange. Volatility is estimated based upon the Company utilizing its current peer group average to estimate the expected volatility.

The assumptions used in the Company’s Black Scholes valuation related to stock option grants made during the nine months ended September 30, 2012 were as follows:

Dividend yield	1.1%-1.4%
Expected option life	5.0 years
Volatility factor percentage of market price	40.7%
Discount rate	0.6%-0.9%

The following table sets forth a summary of restricted stock granted under the 2011 Stock Plan and related information for the nine months ended September 30, 2012:

	Restricted Stock	Weighted Average Fair Value
Outstanding at December 31, 2011	138,119	$22.35
Granted	14,679	33.31
Vested	(1,545)	39.06
Forfeited	(6,882)	21.22
Outstanding at September 30, 2012	144,371	$23.34

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

The following table represents key financial information of the Company’s segments:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(unaudited)
	(in thousands)
Revenue:
Retail	$445,008	$385,231	$1,373,460	$1,153,237
Franchise	108,785	90,884	313,809	251,096
Manufacturing/Wholesale:
Intersegment (1)	65,813	58,430	202,931	166,271
Third Party	67,814	61,913	177,692	158,238
Subtotal Manufacturing/Wholesale	133,627	120,343	380,623	324,509
Subtotal segment revenues	687,420	596,458	2,067,892	1,728,842
Intersegment elimination (1)	(65,813)	(58,430)	(202,931)	(166,271)
Total revenue	$621,607	$538,028	$1,864,961	$1,562,571

Operating income:
Retail	$86,257	$62,167	$277,050	$189,173
Franchise	36,319	31,997	103,038	83,291
Manufacturing/Wholesale	26,455	23,385	73,150	60,982
Unallocated corporate and other costs:
Warehousing and distribution costs	(16,181)	(15,190)	(47,601)	(45,577)
Corporate costs	(20,749)	(19,122)	(63,720)	(61,884)
Transaction related costs	(924)	(637)	(1,610)	(12,999)
Subtotal unallocated corporate and other costs	(37,854)	(34,949)	(112,931)	(120,460)
Total operating income	$111,177	$82,600	$340,307	$212,986

(1)  Intersegment revenues are eliminated from consolidated revenue.

GNC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10.  INCOME TAXES

The Company recognized $114.6 million of income tax expense (or 37.3% of pre-tax income) during the nine months ended September 30, 2012 compared to $53.9 million (or 36.3% of pre-tax income) for the same period in 2011. For the nine months ended September 30, 2012 and 2011, income tax expense included $0.6 million (0.2% of pre-tax income) and $2.3 million (1.5% of pre-tax income), respectively, related to non-deductible costs incurred in connection with the Offerings. Income tax expense during the nine months ended September 30, 2011 was offset by $2.6 million (or 1.8% of pre-tax income) related to non-recurring tax credits and incentives.

The Company files a consolidated U.S. federal tax return and various consolidated and separate tax returns as prescribed by the tax laws of the state, local and international jurisdictions in which it operates. The Company has been audited by the Internal Revenue Service (the “IRS”) through its March 16, 2007 tax year and the Company has been informed that its federal income tax return for 2010 will be audited.  The Company has various state, local and international jurisdiction tax years open to examination (the earliest open period is 2003), and is also currently under audit in certain state and local jurisdictions. As of September 30, 2012, the Company believes that it has appropriately reserved for any potential federal, state, local and international income tax exposures.

At each of September 30, 2012 and December 31, 2011, the Company had $11.8 million and $10.6 million, respectively, of unrecognized tax benefits.  As of September 30, 2012, the Company is not aware of any tax positions for which it is reasonably possible that the amounts of unrecognized tax benefits will significantly increase or decrease within the next 12 months. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is approximately $11.8 million. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company had accrued approximately $5.5 million and $3.5 million for September 30, 2012 and December 31, 2011, respectively, in potential interest and penalties associated with uncertain tax positions. To the extent interest and penalties are not assessed with respect to the ultimate settlement of uncertain tax positions, amounts previously accrued will be reduced and reflected as a reduction of the overall income tax provision.

NOTE 11. RELATED PARTY TRANSACTIONS

Management Services Agreement   On March 16, 2007, the Company entered into a Management Services Agreement (the “Management Services Agreement”) with ACOF Operating Manager II, L.P. (“ACOF Operating Manager”), an affiliate of Ares Corporate Opportunities Fund II, L.P. (“Ares”), which was terminated upon the consummation of the IPO. The Management Services Agreement provided for an annual management fee of $0.8 million, payable quarterly and in advance to ACOF Operating Manager, on a pro rata basis, until the tenth anniversary from March 16, 2007 plus any one-year extensions (which extensions occurred automatically on each anniversary date of March 16, 2007), as well as reimbursements for ACOF Operating Manager’s, and its affiliates’, out-of-pocket expenses in connection with the management services provided under the Management Services Agreement. During the first quarter of 2011, $0.2 million was paid to ACOF Operating Manager in accordance with the terms of the Management Services Agreement.

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

Special Dividend   Prior to the consummation of the IPO, Ontario Teachers’ Pension Plan Board (“OTPP”), as the holder of Class B common stock, was entitled to receive ratably an annual special dividend payment equal to an aggregate amount of $0.8 million per year when, as and if declared by the Board, for a period of ten years commencing on March 16, 2007 (the “Special Dividend Period”). The special dividend was payable in equal quarterly installments on the first day of each quarter commencing on April 1, 2007. During the first quarter of 2011, $0.2 million was paid to OTPP as a special dividend pursuant to the obligations under the Class B common stock.

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

GNC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Lease Agreements  At September 30, 2012, General Nutrition Centres Company, the Company’s wholly owned subsidiary, was party, as lessee, to 16 lease agreements with Cadillac Fairview Corporation (“Cadillac Fairview”), as lessor, and 1 lease agreement with Ontrea, Inc. (“Ontrea”), as lessor, with respect to properties located in Canada.  Each of Cadillac Fairview and Ontrea is a direct wholly owned subsidiary of OTPP. For the nine months ended September 30, 2012 and 2011, the Company paid $1.9 million and $2.1 million, respectively, under the lease agreements with Cadillac Fairview, and an immaterial amount for the nine months ended September 30, 2012 under the lease agreement with Ontrea. Each lease was negotiated in the ordinary course of business on an arm’s length basis.

Share Repurchase On August 9, 2012, in conjunction with the August 2012 Offering, the Company entered into an agreement to repurchase six million shares of common stock directly from Ares at a price of $38.42 per share. The Company funded this repurchase from borrowings under the Incremental Term Loan, together with cash on hand.

NOTE 12. SUBSEQUENT EVENTS

On October 29, 2012, the Board authorized and declared a cash dividend for the fourth quarter of 2012 of $0.11 per share of Class A common stock, payable on or about December 31, 2012 to stockholders of record as of the close of business on December 14, 2012.

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

Business Overview

We are a global specialty retailer of health and wellness products. We derive our revenues principally from product sales through our company-owned stores and online through GNC.com and LuckyVitamin.com, domestic and international franchise activities and sales of products manufactured in our facilities to third parties.  We sell products through a worldwide network of more than 7,900 locations operating under the GNC brand name.

In March 2011, General Nutrition Centers, Inc. (“Centers”), a wholly owned subsidiary of Holdings, entered into a senior credit facility, consisting of a $1.2 billion term loan facility (the “Term Loan Facility”) and an $80.0 million revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Senior Credit Facility”), and utilized the proceeds to repay all outstanding indebtedness under the 2007 Senior Credit Facility, the Senior Notes, and the Senior Subordinated Notes (the “Refinancing”). Subsequently, we completed two amendments to the Term Loan Facility. On August 1, 2012, we amended the Term Loan Facility to increase the outstanding borrowings by $200.0 million (the “Incremental Term Loan”).  In October 2012, we amended the Term Loan Facility to adjust the per annum interest rate to the greater of LIBOR and 1.00%, plus an applicable margin of 2.75%.  The Refinancing and these amendments are collectively referred to herein as the “Refinancings.”

In April 2011, we consummated an initial public offering (the “IPO”) of 25.875 million shares of Holdings’ Class A common stock, par value $0.001 per share (the “Class A common stock”), at an IPO price of $16.00 per share. The net proceeds from the IPO, together with cash on hand, were used to redeem all outstanding shares of Holdings’ Series A preferred stock, par value $0.001 per share (the “Series A preferred stock”), repay approximately $300.0 million of outstanding borrowings under the Term Loan Facility and pay approximately $11.1 million to satisfy obligations under the Management Services Agreement (as defined in Note 11, “Related Party Transactions”) and Holdings’ Class B common stock, par value $0.001 per share (the “Class B common stock” and, together with the Class A common stock, the “common stock”).  Subsequent to the IPO, certain of Holdings’ stockholders completed the following registered offerings of Class A common stock:

•      in October 2011, 23.0 million shares at $24.75 per share;

•      in March 2012, 19.6 million shares at $33.50 per share; and

•      in August 2012, 10.0 million shares at $38.42 per share.

In conjunction with the August 2012 offering, we repurchased an additional six million shares of Class A common stock from one of our stockholders as part of a share repurchase program.  The IPO, the offerings, and the repurchase of the six million shares of Class A common stock are collectively referred to herein as the “Offerings.”

As of September 30, 2012, we had completed our approved share repurchase programs for a total of $360.0 million of Class A common stock.

Executive Overview

In 2012, we have continued to focus on achieving our five principal corporate goals: growing company-owned domestic retail earnings, growing company-owned domestic retail square footage, growing our international footprint, expanding our e-commerce business and further leveraging the GNC brand. These goals are designed to drive both short-term and long-term financial results. Our efforts led to the following results for the three months ended September 30, 2012 compared to the same period in 2011:

•	Our company-owned domestic same store sales increased 9.8%, which included a 20.9% increase in our GNC.com business.

•	We increased our company-owned domestic store count by 36 net new stores during the third quarter of 2012.

•	Our retail segment sales increased 15.5%, and operating income increased 38.8%.

•	Total franchising revenue grew 19.7%, and operating income increased 13.5%.

•	Domestic franchising revenue grew 9.9%, and we added 2 net new domestic franchise stores during the third quarter of 2012.

•	International franchise revenue grew 35.6%, and we added 60 net new international franchise stores during the third quarter of 2012.

•	We increased sales in our wholesale/manufacturing segment by 9.5% through our new wholesale distribution channels and increased third-party sales.

•

Consistent with our focus on communicating our core “Live Well” theme in both magazine and print, we expanded our marketing campaign to include a “best in class” theme. The campaign’s branding images reflect our core customer — youthful, athletic, aspirational and goal oriented.

•	We generated 15.5% of total revenue growth which drove a 34.6% increase in total operating income.

Revenues and Operating Performance from our Segments

We measure our operating performance primarily through revenues and operating income from our three segments, Retail, Franchise and Manufacturing/Wholesale, and through the management of unallocated costs from our warehousing, distribution and corporate segments, as follows:

•

Retail: Retail revenues are generated by sales to consumers at our company-owned stores and online through our websites GNC.com and LuckyVitamin.com. Although we believe that our retail and franchise businesses are not seasonal in nature, historically we have experienced, and expect to continue to experience, a variation in our net sales and operating results from quarter to quarter. Our industry is expected to grow at an annual average rate of approximately 6.5% through 2020. As a leader in our industry, we expect our organic retail revenue to grow faster than the projected industry growth as a result of our disproportionate market share, scale economies in purchasing and advertising, strong brand awareness and vertical integration.

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

Results of Operations

The following information presented for the three and nine months ended September 30, 2012 and 2011 was prepared by management, is unaudited and was derived from our unaudited consolidated financial statements and accompanying notes. In the opinion of management, all adjustments necessary for a fair statement of our financial position and operating results for such periods and as of such dates have been included.

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

Same store sales growth reflects the percentage change in same store sales in the period presented compared to the prior year period. Same store sales are calculated on a daily basis for each store and exclude the net sales of a store for any period if the store was not open during the same period of the prior year. We also include internet sales, as generated only through GNC.com and www.drugstore.com, in our domestic retail company-owned domestic same store sales calculation. When a store’s square footage has been changed as a result of reconfiguration or relocation in the same mall or shopping center, the store continues to be treated as a same store. If, during the period presented, a store was closed, relocated to a different mall or shopping center, or converted to a franchise store or a company-owned store, sales from that store up to and including the closing day or the day immediately preceding the relocation or conversion are included as same store sales as long as the store was open during the same period of the prior year. We exclude from the calculation sales during the period presented that occurred on or after the date of relocation to a different mall or shopping center or the date of a conversion.

Results of Operations

(Dollars in millions and percentages expressed as a percentage of total net revenue)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
	(unaudited)
Revenues:
Retail	$445.0	71.6%	$385.2	71.6%	$1,373.5	73.7%	$1,153.3	73.8%
Franchise	108.8	17.5%	90.9	16.9%	313.8	16.8%	251.1	16.1%
Manufacturing / Wholesale	67.8	10.9%	61.9	11.5%	177.7	9.5%	158.2	10.1%
Total net revenues	621.6	100.0%	538.0	100.0%	1,865.0	100.0%	1,562.6	100.0%

Operating expenses:
Cost of sales, including warehousing, distribution and occupancy	386.4	62.2%	343.1	63.8%	1,149.6	61.6%	992.9	63.5%
Compensation and related benefits	78.7	12.7%	72.4	13.5%	237.1	12.7%	219.0	14.0%
Advertising and promotion	15.7	2.5%	12.4	2.3%	45.3	2.4%	40.0	2.6%
Other selling, general and administrative	26.6	4.3%	24.7	4.6%	84.8	4.6%	78.8	5.0%
Transaction related costs	0.9	0.1%	0.6	0.1%	1.6	0.1%	13.0	0.9%
Amortization expense	2.1	0.3%	2.0	0.3%	6.4	0.3%	5.8	0.4%
Foreign currency gain (loss)	-	0.0%	0.2	0.0%	(0.1)	0.0%	0.1	0.0%
Total operating expenses	510.4	82.1%	455.4	84.6%	1,524.7	81.7%	1,349.6	86.4%

Operating income:
Retail	86.3	13.9%	62.2	11.6%	277.0	14.9%	189.2	12.1%
Franchise.	36.3	5.8%	32.0	6.0%	103.0	5.5%	83.3	5.3%
Manufacturing / Wholesale	26.5	4.3%	23.4	4.3%	73.2	3.9%	61.0	3.9%
Unallocated corporate and other costs:
Warehousing and distribution costs	(16.2)	-2.7%	(15.2)	-2.9%	(47.6)	-2.5%	(45.6)	-2.9%
Corporate costs	(20.8)	-3.3%	(19.2)	-3.5%	(63.7)	-3.4%	(61.9)	-4.0%
Transaction related costs	(0.9)	-0.1%	(0.6)	-0.1%	(1.6)	-0.1%	(13.0)	-0.8%
Subtotal unallocated corporate and other costs, net	(37.9)	-6.1%	(35.0)	-6.5%	(112.9)	-6.0%	(120.5)	-7.7%
Total operating income	111.2	17.9%	82.6	15.4%	340.3	18.3%	213.0	13.6%
Interest expense, net	12.1		10.4		32.9		64.5
Income before income taxes	99.1		72.2		307.4		148.5
Income tax expense	36.9		23.5		114.6		53.9
Net income	$62.2		$48.7		$192.8		$94.6

Note: The numbers in the above table have been rounded to millions.  All calculations related to the Results of Operations for the year-over-year comparisons were derived from unrounded data and could occasionally differ immaterially if you were to use the table above for these calculations.

Comparison of the Three Months Ended September 30, 2012 and 2011

Revenues

Our consolidated net revenues increased $83.6 million, or 15.5%, to $621.6 million for the three months ended September 30, 2012 compared to $538.0 million for the same period in 2011. The increase was the result of increased sales in each of our segments.

Retail.  Revenue in our Retail segment increased $59.8 million, or 15.5%, to $445.0 million for the three months ended September 30, 2012 compared to $385.2 million for the same period in 2011.  Domestic retail revenue increased $41.7 million due to a 9.8% increase in our same store sales and the opening of new stores.  The increase in domestic retail revenue was primarily due to sales increases in the sports nutrition, vitamin and diet categories, and also included an increase in sales from GNC.com of $4.2 million, or 20.9%, to $24.2 million for the three months ended September 30, 2012, compared to $20.0 million for the same period in 2011.  Sales from LuckyVitamin.com, acquired on August 31, 2011, contributed $9.9 million to the increase in revenue. Our company-owned store base increased by 159 domestic stores to 2,986 at September 30, 2012 compared to 2,827 at September 30, 2011, due to new store openings and franchise store acquisitions.  Our Canadian store base decreased by four stores to 165 at September 30, 2012 compared to 169 at September 30, 2011.

Franchise. Revenues in our Franchise segment increased $17.9 million, or 19.7%, to $108.8 million for the three months ended September 30, 2012 compared to $90.9 million for the same period in 2011. Domestic franchise revenue increased $5.5 million primarily due to increases in product sales and royalty income. Our domestic franchisees’ same store retail sales increased by 14.3% for the three months ended September 30, 2012 compared to the same period in 2011. There were 935 domestic franchise stores at September 30, 2012 compared to 919 stores at September 30, 2011.  International franchise revenue, including China operations, increased $12.4 million, primarily due to increases in product sales and royalty income. Our international franchise store base increased by 162 stores to 1,711 at September 30, 2012 compared to 1,549 at September 30, 2011.

Manufacturing/Wholesale. Revenues in our Manufacturing/Wholesale segment, which includes third party sales from our manufacturing facilities in South Carolina, as well as wholesale sales to Rite Aid, www.drugstore.com, Sam’s Club and PetSmart increased $5.9 million, or 9.5%, to $67.8 million for the three months ended September 30, 2012 compared to $61.9 million for the same period in 2011. For the three months ended September 30, 2012, third party contract manufacturing sales from our South Carolina manufacturing plant increased by $1.2 million, or 3.7%, compared to the same period in 2011. In addition, there was an increase of wholesale revenue due to timing of purchase orders and shipments with key wholesale customers.

Cost of Sales

Cost of sales, which includes product costs, costs of warehousing and distribution and occupancy costs, increased $43.4 million, or 12.6%, to $386.4 million for the three months ended September 30, 2012 compared to $343.1 million for the same period in 2011. The increase was primarily due to higher sales volumes and store counts.  Cost of sales, as a percentage of net revenue, was 62.2% and 63.8% for the three months ended September 30, 2012 and 2011, respectively.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses, including compensation and related benefits, advertising and promotion expense, other SG&A expenses and amortization expense increased $11.9 million, or 10.7%, to $124.0 million for the three months ended September 30, 2012 compared to $112.1 million for the same period in 2011. These expenses, as a percentage of net revenue, were 20.0% for the three months ended September 30, 2012 compared to 20.9% for the three months ended September 30, 2011.

Compensation and related benefits. Compensation and related benefits increased $6.3 million, or 8.7%, to $78.7 million for the three months ended September 30, 2012 compared to $72.4 million for the same period in 2011.  The increase was primarily due to support for our increased store base and sales volume and payroll tax expense related to the exercise of stock options.

Advertising and promotion. Advertising and promotion expenses were $15.7 million and $12.4 million for the three months ended September 30, 2012 and 2011, respectively. The increase in advertising expense resulted primarily from an increase in events and promotions.

Other SG&A. Other SG&A expenses, including amortization expense, increased $2.0 million, or 7.5%, to $28.7 million for the three months ended September 30, 2012 compared to $26.7 million for the same period in 2011. This increase was due to increased sales in each of our segments.

Transaction related costs. For the three months ended September 30, 2012 and 2011, we incurred $0.9 million and $0.6 million, respectively, of expenses related to the Offerings and the Refinancings.

Operating Income

As a result of the foregoing, consolidated operating income increased $28.6 million, or 34.6%, to $111.2 million for the three months ended September 30, 2012 compared to $82.6 million for the same period in 2011. Operating income, as a percentage of net revenue, was 17.9% and 15.4% for the three months ended September 30, 2012 and 2011, respectively.

Retail. Operating income increased $24.1 million, or 38.8%, to $86.3 million for the three months ended September 30, 2012 compared to $62.2 million for the same period in 2011. The increase was driven by higher gross margin and expense leverage on the same store sales increase in occupancy and payroll.

Franchise. Operating income increased $4.3 million, or 13.5%, to $36.3 million for the three months ended September 30, 2012 compared to $32.0 million for the same period in 2011. The increase was due to higher gross product margin on wholesale sales and franchise royalty income.

Manufacturing/Wholesale. Operating income increased $3.1 million, or 13.1%, to $26.5 million for the three months ended September 30, 2012 compared to $23.4 million for the same period in 2011.  The increase was driven by a higher gross product margin resulting from improved wholesale margins and increased shipments of proprietary products.

Warehousing and distribution costs. Unallocated warehousing and distribution costs increased $1.0 million, or 6.5%, to $16.2 million for the three months ended September 30, 2012 compared to $15.2 million for the three months ended September 30, 2011.  The increase was primarily due to higher fuel costs and increased wages to support higher sales volume.

Corporate costs. Corporate overhead costs increased $1.6 million, or 8.3%, to $20.8 million for the three months ended September 30, 2012 compared to $19.2 million for the same period in 2011. This increase was due to increases in compensation expenses and health insurance costs.

Transaction related costs. For the three months ended September 30, 2012 and 2011, we incurred $0.9 million and $0.6 million, respectively, of expenses related to the Offerings and the Refinancings.

Interest Expense

Interest expense increased $1.7 million, or 15.9%, to $12.1 million for the three months ended September 30, 2012 compared to $10.4 million for the same period in 2011.  This increase was primarily due to the borrowings under the $200.0 million Incremental Term Loan.

Income Tax Expense

We recognized $36.9 million of income tax expense (or 37.2% of pre-tax income) during the three months ended September 30, 2012 compared to $23.5 million (or 32.6% of pre-tax income) for the same period in 2011.  For the three months ended September 30, 2011, income tax expense includes $2.6 million (or 3.0%, of pre-tax income) related to non-recurring tax credits and incentives.

Net Income

As a result of the foregoing, consolidated net income increased $13.5 million to $62.2 million for the three months ended September 30, 2012 compared to $48.7 million for the same period in 2011. For the three months ended September 30, 2012 and 2011, net income includes $0.9 million and $0.4 million, respectively, of transaction related costs, net of tax effect, related to the Offerings and the Refinancings. For the three months ended September 30, 2012, net income excluding these related costs increased $14.0 million, or 28.7%, to $63.1 million, from $49.1 million for the same period in 2011.

Comparison of the Nine Months Ended September 30, 2012 and 2011

Revenues

Our consolidated net revenues increased $302.4 million, or 19.4%, to $1,865.0 million for the nine months ended September 30, 2012 compared to $1,562.6 million for the same period in 2011. The increase was the result of increased sales in each of our segments.

Retail.  Revenue in our Retail segment increased $220.2 million, or 19.1%, to $1,373.5 million for the nine months ended September 30, 2012 compared to $1,153.3 million for the same period in 2011.  Domestic retail revenue increased $157.2 million due to a 12.8% increase in our same store sales and the opening of new stores.  The increase in domestic retail revenue was primarily due to sales increases in the sports nutrition, vitamin and diet categories, and also included an increase in sales from GNC.com of $16.5 million, or 27.7%, to $76.1 million for the nine months ended September 30, 2012 compared to $59.6 million for the same period in 2011.  Sales from LuckyVitamin.com, acquired on August 31, 2011, contributed $38.5 million to the increase in revenue. Our company-owned store base increased by 159 domestic stores to 2,986 at September 30, 2012 compared to 2,827 at September 30, 2011, due to new store openings and franchise store acquisitions.  Our Canadian store base decreased by four stores to 165 at September 30, 2012 compared to 169 at September 30, 2011.

Franchise. Revenues in our Franchise segment increased $62.7 million, or 25.0%, to $313.8 million for the nine months ended September 30, 2012 compared to $251.1 million for the same period in 2011. Domestic franchise revenue increased $29.1 million primarily due to increases in product sales and royalty income. Our domestic franchisees’ same store retail sales increased by 16.1% for the nine months ended September 30, 2012 compared to the same period in 2011. There were 935 domestic franchise stores at September 30, 2012 compared to 919 stores at September 30, 2011. International franchise revenue, including China operations, increased $33.6 million, primarily due to increases in product sales and royalty income.  Our international franchise store base increased by 162 stores to 1,711 at September 30, 2012 compared to 1,549 at September 30, 2011.

Manufacturing/Wholesale. Revenues in our Manufacturing/Wholesale segment, which includes third-party sales from our manufacturing facilities in South Carolina, as well as wholesale sales to Rite Aid, www.drugstore.com, Sam’s Club and PetSmart increased $19.5 million, or 12.3%, to $177.7 million for the nine months ended September 30, 2012 compared to $158.2 million for the same period in 2011. For the nine months ended September 30, 2012, third party contract manufacturing sales from our South Carolina manufacturing plant increased by $11.9 million, or 14.1%, compared to the same period in 2011.

Cost of Sales

Cost of sales, which includes product costs, costs of warehousing and distribution and occupancy costs, increased $156.7 million, or 15.8%, to $1,149.6 million for the nine months ended September 30, 2012 compared to $992.9 million for the same period in 2011. The increase was primarily due to higher sales volumes and store counts. Cost of sales, as a percentage of net revenue, was 61.6% and 63.5% for the nine months ended September 30, 2012 and 2011, respectively.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses, including compensation and related benefits, advertising and promotion expense, other SG&A expenses, amortization expense and transaction related costs increased $18.6 million, or 5.2%, to $375.2 million, for the nine months ended September 30, 2012 compared to $356.6 million for the same period in 2011. These expenses, as a percentage of net revenue, were 20.1% for the nine months ended September 30, 2012 compared to 22.8% for the nine months ended September 30, 2011.

Compensation and related benefits. Compensation and related benefits increased $18.1 million, or 8.3%, to $237.1 million for the nine months ended September 30, 2012 compared to $219.0 million for the same period in 2011. The increase was due primarily to support our increased store base and sales volume and payroll tax expense related to the exercise of stock options. The nine months ended September 30, 2011 included $3.5 million of executive severance.

Advertising and promotion. Advertising and promotion expenses increased $5.3 million, or 13.2%, to $45.3 million for the nine months ended September 30, 2012 compared to $40.0 million during the same period in 2011. Advertising expense increased primarily as a result of an increase in media expense, events and promotions.

Other SG&A. Other SG&A expenses, including amortization expense, increased $6.6 million, or 7.7%, to $91.2 million for the nine months ended September 30, 2012 compared to $84.6 million for the same period in 2011. This increase was due to increased sales in each of our segments.

Transaction related costs. For the nine months ended September 30, 2012 and 2011, we incurred $1.6 million and $13.0 million, respectively, of expenses related to the Offerings and the Refinancings.  The $13.0 million of expense for the nine months ended September 30, 2011 primarily consisted of a payment of $11.1 million for the termination of sponsor-related obligations and other costs of $1.9 million.

Operating Income

As a result of the foregoing, consolidated operating income increased $127.3 million, or 59.8%, to $340.3 million for the nine months ended September 30, 2012 compared to $213.0 million for the same period in 2011. Operating income, as a percentage of net revenue, was 18.3% and 13.6% for the nine months ended September 30, 2012 and 2011, respectively. Excluding transaction related expenses and executive severance, operating income was $341.9 million and $229.8 million for the nine months ended September 30, 2012 and 2011, respectively.

Retail. Operating income increased $87.8 million, or 46.5%, to $277.0 million for the nine months ended September 30, 2012 compared to $189.2 million for the same period in 2011. The increase was driven by expense leverage on the same store sales increase in occupancy, payroll and marketing.

Franchise. Operating income increased $19.7 million, or 23.7%, to $103.0 million for the nine months ended September 30, 2012 compared to $83.3 million for the same period in 2011. The increase was due to higher gross product margin on wholesale sales and franchise royalty income.

Manufacturing/Wholesale. Operating income increased $12.2 million, or 20.0%, to $73.2 million for the nine months ended September 30, 2012 compared to $61.0 million for the same period in 2011.  The increase was driven by a higher gross product margin rate resulting from improved wholesale margins and increased shipments of proprietary products.

Warehousing and distribution costs. Unallocated warehousing and distribution costs increased $2.0 million, or 4.4%, to $47.6 million for the nine months ended September 30, 2012 compared to $45.6 million for the nine months ended September 30, 2011.  The increase was primarily due to higher fuel costs and increased wages to support higher sales volume.

Corporate costs. Corporate overhead costs increased $1.8 million, or 2.8%, to $63.7 million for the nine months ended September 30, 2012 compared to $61.9 million for the same period in 2011. This increase was due to increases in compensation expenses and health insurance costs.

Transaction related costs. For the nine months ended September 30, 2012 and 2011, we incurred $1.6 million and $13.0 million, respectively, of expenses related to the Offerings and the Refinancings.  The $13.0 million of expense for the nine months ended September 30, 2011 primarily consisted of a payment of $11.1 million for the termination of sponsor-related obligations and other costs of $1.9 million.

Interest Expense

Interest expense decreased $31.6 million, or 48.9%, to $32.9 million for the nine months ended September 30, 2012 compared to $64.5 million for the same period in 2011.  This decrease was primarily due to $23.2 million of expenses related to the Refinancing, which consisted of: $5.8 million in interest rate swap termination costs, $13.4 million of deferred financing fees related to former indebtedness, $1.6 million in original issue discount related to former indebtedness, and $2.4 million to defease the former Senior Notes and Senior Toggle Notes.  Additionally, $4.9 million of original issue discount and deferred financing fees were expensed related to the $300.0 million repayment of outstanding borrowings under the Term Loan Facility in connection with the IPO.

Income Tax Expense

We recognized $114.6 million of income tax expense (or 37.2% of pre-tax income) during the nine months ended September 30, 2012 compared to $53.9 million (or 36.3% of pre-tax income) for the same period in 2011. The 2012 and 2011 income tax expense includes $0.6 million (0.2% of pre-tax income) and $2.3 million (or 1.5% of pre-tax income), respectively, related to non-deductible costs incurred relating to the transaction related costs. Also, the nine months ended September 30, 2011 was offset by $2.6 million (or 1.8% of pre-tax income) related to non-recurring tax credits and incentives.

Net Income

As a result of the foregoing, consolidated net income increased $98.2 million to $192.8 million for the nine months ended September 30, 2012 compared to $94.6 million for the same period in 2011.  Net income for the nine months ended September 30, 2012 includes $1.6 million related to the Offerings and the Refinancings.  For the nine months ended September 30, 2011, net income includes $30.7 million of transaction related costs and executive severance, net of tax effect.  For the nine months ended September 30, 2012, net income excluding such transaction related costs, net of tax effect, increased $69.1 million, or 55.2%, to $194.4 million from $125.3 million for the same period in 2011.

Liquidity and Capital Resources

At September 30, 2012, we had $96.8 million in cash and cash equivalents and $530.4 million in working capital, compared with $128.4 million in cash and cash equivalents and $474.5 million in working capital at December 31, 2011. The $55.9 million increase in our working capital was primarily driven by an increase in our receivables and inventory levels due to an increase in volume, and a decrease in accounts payable due to timing of payments.

We expect to fund our operations through internally generated cash and, if necessary, from borrowings under the Revolving Credit Facility.  At September 30, 2012, we had $78.8 million available under the Revolving Credit Facility, after giving effect to $1.2 million utilized to secure letters of credit.

We expect our primary uses of cash in the near future will be for capital expenditures, working capital requirements and funding any quarterly dividends to stockholders that are approved by the Board.

On June 19, 2012, the Board authorized a share repurchase program pursuant to which we repurchased $300.0 million shares of Class A common stock, which was completed during the third quarter of 2012.

On October 29, 2012, the Board authorized and declared a cash dividend for the fourth quarter of 2012 of $0.11 per share of Class A common stock, payable on or about December 31, 2012 to stockholders of record as of the close of business on December 14, 2012.

We currently anticipate that cash generated from operations, together with amounts available under the Revolving Credit Facility, will be sufficient for the term of the Revolving Credit Facility, which matures on March 15, 2016, to meet our operating expenses and fund capital expenditures. Under the Incremental Term Loan, we are required to make quarterly payments of $0.5 million, payable every quarter beginning September 30, 2012 and ending on December 31, 2017. Our ability to make scheduled payments of principal on, to pay interest on or to refinance our debt and to satisfy our other debt obligations will depend on our future operating performance, which will be affected by general economic, financial and other factors beyond our control.  We are currently in compliance with our debt covenant reporting and compliance obligations under the 2011 Senior Credit Facility.

Cash Provided by Operating Activities

Cash provided by operating activities was $142.0 million and $146.4 million for the nine months ended September 30, 2012 and 2011, respectively.  The decrease was due primarily to an increase in inventory as a result of increases in finished goods to support increased sales, timing of accounts payable and an increase in accounts receivable due to higher sales volumes offset by an increase in net income of $98.2 million.

Cash Used in Investing Activities

We used cash for investing activities of $31.8 million and $50.2 million for the nine months ended September 30, 2012 and 2011, respectively. Capital expenditures, which were primarily for new stores, improvements to our company-owned stores and our South Carolina manufacturing facility and corporate information systems, were $29.9 million and $27.8 million for the nine months ended September 30, 2012 and 2011, respectively.  Also, during the nine months ended September 30, 2011, we used approximately $21.0 million for the purchase of LuckyVitamin.com.

Our capital expenditures typically consist of new stores, certain periodic updates in our company-owned stores and ongoing upgrades and improvements to our manufacturing facilities and information technology systems.

We expect capital expenditures to be approximately $45 million in 2012, which includes costs associated with growing our domestic square footage.  We anticipate funding our 2012 capital requirements with cash flows from operations and, if necessary, borrowings under the Revolving Credit Facility.

Cash Used in Financing Activities

For the nine months ended September 30, 2012, cash used in financing activities was $141.3 million, primarily consisting of dividends paid to Holdings’ stockholders of $34.3 million and the repurchase of an aggregate of $360.0 million shares of Class A common stock under repurchase programs, offset by $59.4 million of proceeds from exercised stock options, including the associated tax benefit, and $199.0 million of proceeds from the issuance of long-term debt.

For the nine months ended September 30, 2011, we borrowed $1,196.2 million under the Senior Credit Facility, and utilized a portion of the funds to repay $644.4 million under the 2007 Senior Credit Facility, $300.0 million for the redemption of the Senior Notes, and $110.0 million for the redemption of the Senior Subordinated

Notes.  We received net proceeds from the IPO of $237.3 million and used these proceeds, together with cash on hand, to redeem all of the outstanding Series A preferred stock and repay $300.0 million of the Senior Credit Facility. Additionally, we paid $17.4 million in fees associated with the Refinancing.

Contractual Obligations

There are no material changes in our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Off Balance Sheet Arrangements

As of September 30, 2012, we had no relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off balance sheet arrangements, or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Recent Accounting Pronouncements

In June 2011, the FASB issued updated guidance on current comprehensive income presentation, which eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. Instead, we must report comprehensive income in either a single continuous statement of comprehensive income that contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. This new guidance is effective for us for fiscal years beginning after December 15, 2011, with early adoption permitted. We adopted this guidance during the first quarter of 2012. The adoption of this guidance had no material impact on our financial statements, as it only required a change in the format of presentation.

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

In July 2012, the FASB issued an accounting standard that simplifies the impairment test for indefinite-lived intangible assets other than goodwill. The new guidance gives the option to first assess qualitative factors to determine if it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative valuation test. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after September 15, 2012. We will adopt this accounting standard in the fourth quarter of 2012 and we do not anticipate that this adoption will have a significant impact on our financial statements.

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

Foreign Currency Exchange Rate Market Risk

We are subject to the risk of foreign currency exchange rate changes in the conversion from local currencies to the U.S. dollar of the reported financial position and operating results of our non-U.S. based subsidiaries. We are also subject to foreign currency exchange rate changes for purchases of goods and services that are denominated in currencies other than the U.S. dollar. The primary currencies to which we are exposed to fluctuations are the Canadian Dollar and the Chinese Renminbi. The fair value of our net foreign investments and our foreign denominated payables would not be materially affected by a 10% adverse change in foreign currency exchange rates for the nine months ended September 30, 2012 and 2011.

Interest Rate Market Risk

All of Centers’ long-term debt is subject to changing interest rates.  Although changes in interest rates do not impact our operating income, the changes could affect the fair value of such debt and related interest payments.  Based on our variable rate debt balance as of September 30, 2012, a 1% change in interest rates would have no material impact on interest expense due to an interest rate floor that exists on the Senior Credit Facility.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act has been appropriately recorded, processed, summarized and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.  Based on such evaluation, our CEO and CFO have concluded that, as of September 30, 2012, our disclosure controls and procedures are effective at the reasonable assurance level.

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

Hydroxycut Claims. On May 1, 2009, the Food and Drug Administration (“FDA”) issued a warning on several Hydroxycut-branded products manufactured by Iovate. The FDA warning was based on 23 reports of liver injuries from consumers who claimed to have used the products between 2002 and 2009. As a result, Iovate voluntarily recalled 14 Hydroxycut-branded products. Following the recall, we were named, among other defendants, in approximately 94 lawsuits related to Hydroxycut-branded products in 14 states. Iovate previously accepted our tender request for defense and indemnification under its purchasing agreement with us and, as such, Iovate has accepted our request for defense and indemnification in the Hydroxycut matters. Our ability to obtain full recovery under the indemnity is dependent on Iovate’s insurance coverage, the creditworthiness of its insurer, and the absence of significant defenses by such insurer. To the extent we are not fully compensated by Iovate’s insurer, we can seek recovery directly from Iovate. Our ability to fully recover such amounts may be limited by the creditworthiness of Iovate.

During 2012, we were named in nine new personal injury lawsuits related to Hydroxycut, generally inclusive of claims of consumer fraud, misrepresentation, strict liability and breach of warranty. None of the plaintiffs in these lawsuits asserted specific damages claims. Any liabilities that may arise from these matters are not probable or reasonably estimable at this time.

The following nine personal injury matters were filed during 2012 by individuals claiming injuries from the use and consumption of Hydroxycut-branded products:

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

•                  Darrell Jones, et al. v. General Nutrition Centers, Inc., et al., U.S. District Court, Western District of Oklahoma, 12CV00408 (filed April 13, 2012); and

•                  Jerry Ruiz v. General Nutrition Corporation, et al., Supreme Court of the State of New York, Nassau County, Index Number 601940/2012 (filed September 26, 2012).

The following ten personal injury matters related to the use and consumption of Hydroxycut-branded products were settled during 2012:

•                  Kerry and Nadia Donald v. Iovate Health Sciences Group, et al., Court of Common Pleas, Philadelphia County 11-0502384 (filed January 22, 2010);

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

•                  Michael Brown v. GNC Corporation, et al., Court of Common Pleas Philadelphia County, 10-0402217 (filed April 15, 2010);

•                  Alan D’Alessio, Jr. v. GNC Corporation, et al., Court of Common Pleas Philadelphia County, 10-0402214 (filed April 15, 2010);

•                  Carla M. Benson GNC Corporation, et al., Court of Common Pleas Philadelphia County, 10-1104602 (filed December 3, 2010);

•                  Alexander Torres and Jessica Lee Pizarro v. GNC Corporation, et al., Court of Common Pleas Philadelphia County, 11-0403330 (filed May 2, 2011);

•                  Victor Rendon and Edward Soto v. General Nutrition Centers, Inc., et al.
Orange County Superior Court, Case No. 30-2010-00365988-CU-PL-CXC (filed April 23, 2010); and

•                  Miguel Rivera, et al. v. General Nutrition Centers, Inc., et al. Orange County Superior Court, Case No. 30-2010-00411926-CU-PL-CXC (filed September 27, 2010).

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

Our operations are subject to environmental and health and safety laws and regulations, and some of our operations require environmental permits and controls to prevent and limit pollution of the environment. We could incur significant costs as a result of violations of, or liabilities under, environmental laws and regulations, or to maintain compliance with such environmental laws, regulations or permit requirements. For example, in March 2008, the DHEC requested that we investigate contamination associated with historical activities at one of our South Carolina facilities. These investigations have identified chlorinated solvent impacts in soils and groundwater that extend offsite from our facility. We entered into a Voluntary Cleanup Contract with the DHEC regarding the matter on September 24, 2012. Pursuant to such contract, we have submitted a plan for additional investigations to the DHEC and are awaiting the DHEC’s approval of the plan. After we complete the investigations to understand the extent of the chlorinated solvent impacts, we will develop appropriate remedial measures for DHEC approval. At this stage of the investigation, however, it is not possible to estimate the timing and extent of any remedial action that may be required, the ultimate cost of remediation, or the amount of our potential liability.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth information regarding Holdings’ purchases of shares of Class A common stock during the quarter ended September 30, 2012:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs

July 1 to July 31, 2012	653,690	$39.00	653,690	$274,503,732

August 1 to August 31, 2012.	7,158,206	$38.35	7,158,206	-

September 1 to September 30, 2012	-	-	-	-

Total	7,811,896	$38.40	7,811,896

(1)          On June 19, 2012, we announced the approval of a share repurchase program pursuant to which we were authorized to purchase up to an aggregate of $300.0 million shares of Class A common stock during the twelve month period ending July 31, 2013 (the “Repurchase Program”). We concluded the Repurchase Program in August 2012. Other than purchases in connection with the Repurchase Program as set forth in the table above, we made no purchases of shares of Class A common stock for the quarter ended September 30, 2012.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Item 4 is not applicable.

Item 5.  Other Information

None.

Item 6.   Exhibits

Exhibit
No.	Description
3.1

Fifth Amended and Restated Bylaws of Holdings, as currently in effect. (Incorporated by reference to Exhibit 10.1 to Holdings’ Current Report on Form 8-K (File No. 001-35113)), filed October 23, 2012.)

10.1	Form of Restricted Stock Unit Award Agreement. (Incorporated by reference to Exhibit 10.1 to Holdings’ Current Report on Form 8-K (File No. 001-35113)), filed October 23, 2012.)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the persons undersigned thereunto duly authorized.

GNC HOLDINGS, INC.
(Registrant)

/s/ Joseph M. Fortunato
Date: November 1, 2012	Joseph M. Fortunato
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Michael M. Nuzzo
Date: November 1, 2012	Michael M. Nuzzo
Chief Financial Officer
(Principal Financial Officer)

/s/ Andrew S. Drexler
Date: November 1, 2012	Andrew S. Drexler
Corporate Controller
(Principal Accounting Officer)