Form 10-K
period 2012-12-31
GNC HOLDINGS, INC.
filed 2013-02-22
CIK 1502034

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of all common stock (based upon the closing price of the New York Stock Exchange) of the registrant held by non-affiliates of the registrant as of June 29, 2012 was approximately $3.08 billion.

         As of February 15, 2013, the number of outstanding shares of Class A common stock, par value $0.001 per share (the "Class A common stock"), of GNC Holdings, Inc. was 99,543,108 shares. As of February 15, 2013, there were no shares outstanding of Class B common stock, par value $0.001 per share of GNC Holdings, Inc.

DOCUMENTS INCORPORATED BY REFERENCE

         Certain information in the Company's definitive Proxy Statement for the 2013 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, is incorporated by reference in Part III of this Form 10-K.

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

  •
  costs of compliance and our failure to comply with new and existing governmental regulations governing our products, including, but not limited to, proposed dietary supplement legislation and regulations;

  •
  changes in our tax obligations;

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

  •
  failure to successfully execute our growth strategy, including any delays in our planned future growth, any inability to expand our franchise operations or attract new franchisees, any inability to expand our company-owned retail operations, any inability to grow our international footprint, or any inability to expand our e-commerce business;

  •
  changes in applicable laws relating to our franchise operations;

  •
  damage or interruption to our information systems;

  •
  risks and costs associated with data loss, credit card fraud and identity theft;

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

PART I

Item 1.    BUSINESS.

        GNC Holdings, Inc. ("Holdings") is headquartered in Pittsburgh, Pennsylvania and the Class A common stock trades on the New York Stock Exchange (the "NYSE") under the symbol "GNC." Based on our worldwide network of more than 8,100 locations and our online channels, we believe we are the leading global specialty retailer of health and wellness products, including vitamins, minerals and herbal supplement products ("VMHS"), sports nutrition products and diet products. Our diversified, multi-channel business model derives revenue from product sales through company-owned domestic retail stores, domestic and international franchise activities, third-party contract manufacturing, e-commerce and corporate partnerships. We believe that the strength of our GNC brand, which is distinctively associated with health and wellness, combined with our stores and online channels, give us broad access to consumers and uniquely position us to benefit from the favorable trends driving growth in the nutritional supplements industry and the broader health and wellness sector. Our broad and deep product mix, which is focused on high-margin, premium, value-added nutritional products, is sold under our GNC proprietary brands, including Mega Men®, Ultra Mega®, Total LeanTM, Pro Performance® and Pro Performance® AMP, and under nationally recognized third-party brands.

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

        On April 6, 2011, we completed an initial public offering (the "IPO") pursuant to which 25.875 million shares of Class A common stock were sold at a price of $16.00 per share. Holdings issued and sold 16 million shares and certain of Holdings' stockholders sold 9.875 million shares in the IPO. Subsequent to the IPO, certain of our stockholders completed the following registered offerings of Class A common stock:

  •
  in October 2011, 23.0 million shares at $24.75 per share;

  •
  in March 2012, 19.6 million shares at $33.50 per share;

  •
  in August 2012, 10.0 million shares at $38.42 per share; and

  •
  in November 2012, 11.7 million shares at $35.20 per share.

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

  •
  Expanding our e-commerce businesses.  We believe GNC.com and LuckyVitamin.com are well-positioned to continue capturing market share online, which represents one of the fastest growing channels of distribution in the U.S. nutritional supplements industry. We intend to continue to capitalize on the growth of our e-commerce businesses and may explore opportunities to acquire additional web banners to expand our online market share.

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

Competitive Strengths

        We believe we are well-positioned to capitalize on favorable industry trends as a result of the following competitive strengths:

  •
  Highly-valued and iconic brand.  We believe our broad portfolio of proprietary products, which are available in our locations or on GNC.com, advances GNC's brand presence and our general reputation as a leading retailer of health and wellness products. We continue to modernize the GNC brand in an effort to further advance its positioning. We have recently launched our new Respect YourselfTM campaign. The new campaign is designed to strengthen GNC's existing customer base while broadening market appeal by inspiring those who seek to live a healthier lifestyle.

  •
  Attractive, loyal customer base.  Our large customer base includes approximately 5.9 million active Gold Card members in the United States and Canada who account for over 60% of company-owned retail sales and spend on average two times more than other GNC customers. We believe that our customer base is attractive as our shoppers tend to be gender balanced, relatively young, well-educated and affluent. Recent surveys, commissioned by us, reflect a high satisfaction rate among our shoppers with respect to selection, product innovation, quality and overall experience.

  •
  Commanding market position in an attractive and growing industry.  Based on our broad global footprint of more than 8,100 locations in the United States and 54 international countries (including distribution centers where retail sales are made), and on GNC.com, we believe we are the leading global specialty retailer of health and wellness products within a fragmented industry. With a presence in all 50 states and the District of Columbia, our network of domestic retail locations is approximately eleven times larger than the next largest U.S. specialty retailer of nutritional supplements, based on the information we compiled from the public securities filings of our primary competitors.

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

  •
  Diversified business model.  Our multi-channel approach is unlike many other specialty retailers as we derive revenues across a number of distribution channels in multiple geographies, including retail sales from company-owned retail stores (including 143 stores on U.S. military bases), retail sales from GNC.com and LuckyVitamin.com, royalties, wholesale sales and fees from both domestic and international franchisees, revenue from third-party contract manufacturing, wholesale revenue and fees from our Rite Aid store-within-a-store locations, and wholesale revenue from Sam's Club and PetSmart. Our business is further diversified by our broad merchandise assortment. Our retail stores generally offer over 1,800 SKUs across multiple product categories.

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

  •
  Differentiated service model that fosters a "selling" culture and an exceptional customer experience.  We believe we distinguish ourselves from mass and drug retailers with our well-trained sales associates, who offer educated service and trusted advice. We invest considerable capital and human resources in providing comprehensive associate training. We believe that our expansive retail network, differentiated merchandise offering and high-quality customer service result in a unique shopping experience.

  •
  World-class management team with a proven track record.  Our highly experienced and talented management team has a unique combination of leadership and experience across the retail industry. Our team has successfully executed on key growth initiatives while effectively managing the business in a difficult economic environment.

Business Overview

        The following charts illustrate the percentage of our net revenue generated by our three segments and the percentage of our net U.S. retail nutritional supplements revenue generated by our product categories for the year ended December 31, 2012:

Revenue by Segment

U.S. Retail Revenue by Product*

*
includes domestic retail and GNC.com, but excludes LuckyVitamin.com

        In 2012, we did not have a material concentration of sales from any single product or product line.

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

	Year ended December 31,
	2012		2011		2010
	(dollars in millions)
Retail	$1,785.0	73.5%	$1,518.5	73.3%	$1,344.4	73.8%
Franchise	408.1	16.8%	334.8	16.1%	293.6	16.1%
Manufacturing/Wholesale (Third Party)	236.9	9.7%	218.9	10.6%	184.2	10.1%

Total	$2,430.0	100.0%	$2,072.2	100.0%	$1,822.2	100.0%

        Although we believe that segments are not seasonal in nature, historically we have experienced, and expect to continue to experience, a variation in our net sales and operating results from quarter to quarter.

        We believe that the factors which influence this variability of quarterly results include general economic conditions that affect consumer spending, changing customer demands, the introduction of new merchandise or promotions, and actions of competitors.

Retail

        Our Retail segment generates revenues primarily from sales of products to customers at our company-owned stores in the United States, Canada and Puerto Rico and through our websites, GNC.com and LuckyVitamin.com.

  Locations

        As of December 31, 2012, we operated 3,188 company-owned stores across all 50 states including the District of Columbia, Canada and Puerto Rico. Most of our U.S. company owned stores are between 1,000 and 2,000 square feet and are located primarily in shopping malls and strip shopping centers. Traditional shopping mall and strip shopping center locations generate a large percentage of our total retail sales. With the exception of our downtown stores, virtually all of our company-owned stores follow one of two consistent formats, one for mall locations and one for strip shopping center locations.

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

        In August 2011, we acquired S&G Properties, LLC d/b/a LuckyVitamin.com and What's the Big Deal?, Inc. d/b/a Gary's "World of Wellness" (collectively referred to as "LuckyVitamin.com"), an online retailer of health and wellness products. The addition of the LuckyVitamin.com platform expands our reach and growth opportunities in the e-commerce channel while broadening our customer demographics and product offerings online.

Franchise

        Our Franchise segment is comprised of our domestic and international franchise operations, and generates revenues from franchise activities primarily through product sales to franchisees, royalties on franchise retail sales and franchise fees.

        As of December 31, 2012, there were 2,779 franchise stores operating, including 949 stores in the United States and 1,830 international franchise stores operating in 54 international countries (including distribution centers where retail sales are made). Our franchise stores in the United States are typically between 1,000 and 2,000 square feet, and approximately 90% are located in strip shopping centers. The international franchise stores are typically smaller and, depending upon the country and cultural preferences, are located in mall, strip shopping center, street or store-within-a-store locations. In addition, some international franchisees sell on the internet in their respective countries. Typically, our international stores have a store format and signage similar to our U.S. franchise stores. We believe that our franchise program enhances our brand awareness and market presence and will enable us to continue to expand our store base internationally with limited capital expenditures. We believe we have good relationships with our franchisees, as evidenced by our domestic franchisee renewal rate of 93% between 2007 and 2012. We do not rely heavily on any single franchise operator in the United States, since the largest franchisee owns and/or operates 18 store locations.

        All of our franchise stores in the United States offer both our proprietary products and third-party products, with a product selection similar to that of our company-owned stores. Our international franchise stores are offered a more limited product selection than our franchise stores in the United States with the product selection heavily weighted toward proprietary products.

  Franchises in the United States

        Revenues from our franchisees in the United States accounted for approximately 59% of our total franchise revenues for the year ended December 31, 2012. New franchisees in the United States are generally required to pay an initial fee of $40,000 for a franchise license. Existing GNC franchise operators may purchase an additional franchise license for a $30,000 fee. We typically offer limited financing to qualified franchisees in the United States for terms of up to five years. Once a store begins operations, franchisees are required to pay us a continuing royalty of 6% of sales and contribute 3% of sales to a national advertising fund. Our standard franchise agreements for the United States are effective for an initial ten-year period with two five-year renewal options. At the end of the initial term and each of the renewal periods, the renewal fee is generally 33% of the franchisee fee that is then in effect. The franchisee renewal option is generally at our election. Franchisees must meet certain conditions to exercise the franchisee renewal option. Our franchisees in the United States receive limited geographical exclusivity and are required to utilize the standard GNC store format.

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

  International Franchises

        Revenues from our international franchisees accounted for approximately 41% of our total franchise revenues for the year ended December 31, 2012. In 2012, new international franchisees were required to pay an initial fee of approximately $25,000 for a franchise license for each full size store and continuing royalty fees that vary depending on the country. Our international franchise program has enabled us to expand into international markets with limited capital expenditures. We expanded our international presence from 1,074 international franchise locations at the end of 2007 to 1,830 international locations (including distribution centers where retail sales are made) as of December 31, 2012. We typically generate less revenue from franchises outside the United States due to lower international royalty rates and the franchisees purchasing a smaller percentage of products from us compared to our domestic franchisees.

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

        The principal raw materials used in the manufacturing process are natural and synthetic vitamins, herbs, minerals and gelatin. We maintain multiple sources for the majority of our raw materials, with the remaining being single-sourced due to the uniqueness of the material. In 2012, no one vendor supplied more than 10% of our raw materials. Our distribution fleet delivers raw materials and components to our manufacturing facilities and also delivers our finished goods and third-party products to our distribution centers.

  Wholesale

        Franchise Store-Within-a-Store Locations.    To increase brand awareness and promote access to customers who may not frequent specialty nutrition stores, we entered into a strategic alliance with Rite Aid in December 1998 to open GNC franchise store-within-a-store locations. As of December 31, 2012, we had 2,181 Rite Aid store-within-a-store locations. Through this strategic alliance, we generate revenues from sales to Rite Aid of our products at wholesale prices, the manufacture of Rite Aid private label products, retail sales of certain consigned inventory and license fees. We are Rite Aid's sole supplier for the PharmAssure vitamin brand and a number of Rite Aid private label supplements. In May 2007, we extended our alliance with Rite Aid through 2014 with a five year option. At December 31, 2012, Rite Aid had opened 1,038 of an additional 1,125 store-within-a-store locations that Rite Aid has committed to open by December 31, 2014.

Products

        We offer a wide range of high-quality nutritional supplements sold under our GNC proprietary brand names, including Mega Men®, Ultra Mega®, Total LeanTM, Pro Performance® and Pro Performance® AMP and under nationally recognized third-party brand names. We report our sales in four major nutritional supplement categories: VMHS, sports nutrition, diet and other wellness. In addition, our retail sales offer an extensive mix of brands, including over 1,800 SKUs across multiple categories and products. Through our online channels, GNC.com and LuckyVitamin.com, we offer additional SKUs to online customers. This variety is designed to provide our customers with a vast selection of products to fit their specific needs and to generate a high number of transactions with purchases from multiple product categories. Sales of our proprietary brands at our company-owned stores represented over 55% of our net retail product revenues for the years ended 2012, 2011 and 2010. We have arrangements with our vendors to provide third-party products on an as needed basis. We are not dependent on any one vendor for a material amount of our third-party products.

        Consumers may purchase a GNC Gold Card in any U.S. GNC store or at GNC.com for $15.00 annual fee. A Gold Card allows a consumer to save 20% on all store and online purchases on the day the card is purchased and during the first seven days of every month for a year. Gold Card members also receive personalized mailings and e-mails with product news, nutritional information, and exclusive offers. During 2012, we expanded our new Gold Card Member Pricing model to four additional markets, including New York and Chicago. The program evolves Gold Card from a fixed 20% discount the first week of each month to an everyday variable discount Member Pricing model.

        Products are delivered to our retail stores through our distribution centers located in Leetsdale, Pennsylvania, Anderson, South Carolina and Phoenix, Arizona. Our distribution centers support our company-owned stores as well as franchise stores and Rite Aid locations. Our distribution fleet delivers our finished goods and third-party products through our distribution centers to our company-owned and domestic franchise stores on a weekly or biweekly basis depending on the sales volume of the store. LuckyVitamin.com is supported by a separate distribution center in Leetsdale, Pennsylvania that began operating in December 2011. Each of our distribution centers has a quality control department that monitors products received from our vendors to ensure they meet our quality standards.

        Based on data collected from our point of sales systems in our GNC stores and from GNC.com, below is a comparison of our company-owned domestic retail product sales by major product category, and the percentages of our company-owned domestic retail product sales for the years shown:

	December 31,
U.S Retail Product Categories:	2012		2011		2010
	($ in millions)
VMHS	$624.6	38.8%	$542.6	38.7%	$496.1	39.9%
Sports Nutrition Products	686.2	42.6%	621.8	44.3%	531.3	42.7%
Diet Products	192.3	12.0%	139.6	9.9%	122.3	9.8%
Other Wellness Products	105.9	6.6%	99.7	7.1%	93.5	7.6%

Total U.S. Retail revenues	$1,609.0	100.0%	$1,403.7	100.0%	$1,243.2	100.0%

        The data above represents the revenue reported for the domestic portion of our retail segment, and excludes additional revenue, primarily wholesale sales revenue to our military commissary locations, revenue from LuckyVitamin.com, whose sales categories are not consistent with our point of sales system, and certain revenue adjustments that are recorded to ensure conformity with generally accepted accounting principles in the United States, including deferral of our Gold Card revenue to match the twelve month discount period of the card, and a reserve for customer returns. These excluded amounts were $64.8 million for 2012 (including $56.7 million related to LuckyVitamin.com), $16.7 million for 2011 (including $14.5 million related to LuckyVitamin.com), and $6.5 million for 2010. These items are recurring in nature, and we expect to record similar adjustments in the future.

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

        We also offer a variety of specialty products in our GNC and Preventive Nutrition® product lines. These products emphasize third-party research and literature regarding the positive benefits from certain ingredients. These offerings include products designed to provide nutritional support to specific areas of the body, such as joints, the heart and blood vessels and the digestive system. Overall, GNC-branded proprietary products constituted approximately 81% of our VMHS sales in 2012.

  Sports Nutrition Products

        Sports nutrition products are designed to be taken in conjunction with an exercise and fitness regimen. We typically offer a broad selection of sports nutrition products, such as protein and weight gain powders, sports drinks, sports bars and high potency vitamin formulations, including GNC brands such as Pro Performance®, Pro Performance® AMP and Beyond Raw®, and popular third-party products. Our GNC-branded proprietary products, including Pro Performance® branded products, represented approximately 35% of our sports nutrition product sales in 2012, and are available only at our locations, select wholesale partner locations and on GNC.com. With a broad array of products and our vast retail footprint, we believe we are recognized as one of the leading retailers of sports nutrition products.

  Diet Products

        Our wide variety of diet products consist of various formulas designed to supplement the diet and exercise plans of weight conscious consumers. We typically offer a variety of diet products, including pills, meal replacements, shakes, diet bars, energy tablets and cleansing products. Our retail stores offer our proprietary and third-party brand products suitable for different diet and weight management approaches, including products designed to increase thermogenesis (a change in the body's metabolic rate measured in terms of calories) and metabolism. The diet category is cyclical with new products generating short-term sales growth before generally declining over time, making sales trends within this category less predictable than in our other product categories. We have reduced our exposure to the diet category with our GNC proprietary line, Total Lean™, which is more focused on meal replacement and represents a more stable line of business. In 2012, company-owned retail sales from diet products accounted for approximately 12% of sales, down significantly from 27% of sales in 2001. Overall, we estimate that GNC-branded proprietary products constituted approximately 42% of our diet product sales in 2012.

  Other Wellness Products

        Other wellness products represent a comprehensive category that consists of sales of our Gold Card preferred membership and sales of other nonsupplement products, including cosmetics, food items, health management products, books, DVDs and equipment.

  Product Development

        We believe that introduction of innovative, high quality, clinically proven, superior performing products is a key driver of our business. Customers widely credit us as being a leader in offering premium health products and rate the availability of a wide variety of products as one of our biggest strengths. We identify shifting consumer trends through market research and through interactions with our customers and leading industry vendors to assist in the development, manufacturing and marketing of our new products. Our dedicated innovation team independently drives the development of proprietary products by collaborating with vendors to provide raw materials, clinical and product development for proprietary GNC-branded products. Average development time for products is four to seven months, or six to 18 months when development involves clinical trials. We also work with our vendors to ensure a steady flow of third-party products with preferred distribution rights are made available to us for a limited period of time. In 2012, we targeted our product development efforts on specialty vitamins, women's nutrition, and sports nutrition products resulting in the introduction of the Genetix HDTM line, expanded the sports offerings under the Pro Performance and Beyond Raw® brands, and expanded condition specific offerings in fish oil, Ultra Mega® Greens, and the probiotics category. In 2012, we estimate that GNC-branded products generated more than $1.1 billion of retail sales across company-owned retail, domestic franchise locations, GNC.com and Rite Aid store-within-a-store locations.

  Research and Development

        We have an internal research and development group that performs scientific research on potential new products and enhancements to existing products, in part to assist our product development team in creating new products, and in part to support claims that may be made as to the purpose and function of the product.

Employees

        As of December 31, 2012, we had approximately 6,000 full-time and 8,500 part-time employees, of whom approximately 11,500 were employed in the domestic portion of our Retail segment, approximately 40 were employed in our Franchise segment, approximately 1,550 were employed in our Manufacturing/Wholesale segment, approximately 550 were employed in corporate support functions, approximately 740 were employed in Canada and approximately 120 were employed at LuckyVitamin.com. None of our employees belongs to a union or is a party to any collective bargaining or similar agreement. We consider our relationship with our employees to be good.

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

        The FDA or other agencies could take actions against products or product ingredients that in its determination present an unreasonable health risk to consumers that would make it illegal for us to sell such products. In addition, the FDA could issue consumer warnings with respect to the products or ingredients in such products that are sold in our stores. Such actions or warnings could be based on information received through FDC Act-mandated reporting of serious adverse events. For example, the FDC Act requires that reports of serious adverse events be submitted to the FDA, and based in part on such reports, in May 2009, the FDA warned consumers to stop using Hydroxycut diet products, which are produced by Iovate Health Sciences, Inc. ("Iovate") and were sold in our stores. Iovate issued a voluntary recall, with which we fully complied. Sales of the recalled Hydroxycut products amounted to approximately $57.8 million, or 4.7% of our retail sales in 2008, and $18.8 million, or 4.2% of our retail sales in the first four months of 2009. Through December 31, 2012, we estimate that we had refunded approximately $3.5 million to our retail customers and approximately $1.6 million to our wholesale customers for Hydroxycut product returns.

        As is common in our industry, we rely on our third-party vendors to ensure that the products they manufacture and sell to us comply with all applicable regulatory and legislative requirements. In general, we seek representations and warranties, indemnification and/or insurance from our vendors. However, even with adequate insurance and indemnification, any claims of non-compliance could significantly damage our reputation and consumer confidence in our products. In addition, the failure of such products to comply with applicable regulatory and legislative requirements could prevent us from marketing the products or require us to recall or remove such products from the market, which in certain cases could materially and adversely affect our business, financial condition and results of operations. For example, we sell products manufactured by third parties that contain derivatives from geranium, known as 1.3-dimethylpentylamine/dimethylamylamine/13-dimethylamylamine ("DMAA"). Although we have received representations from our third-party vendors that these products comply with applicable regulatory and legislative requirements, recent media articles have suggested that DMAA may not comply with the FDC Act. In December 2011, the U.S. military asked us to temporarily remove products containing DMAA from our stores on its bases pending the outcome of a precautionary review. That review is still pending. On April 27, 2012, the FDA issued ten warning letters and in August 2012 one warning letter to manufacturers and distributors of dietary supplements containing DMAA for allegedly marketing products for which evidence of the safety of the product had not been submitted to the FDA. The FDA also indicated in the warning letters that the FDA is not aware of evidence or history of use to indicate that DMAA is safe. We expect that the companies will oppose the FDA position. If it is determined that DMAA does not comply with applicable regulatory and legislative requirements, we could be required to recall or remove from the market all products containing DMAA and we could become subject to lawsuits related to any alleged non-compliance, any of which could materially and adversely affect our business, financial condition and results of operations. In the past, we have attempted to offset any losses related to recalls and removals with reformulated or alternative products; however, there can be no assurance that we would be able to offset all or any portion of losses related to any future removal or recall.

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

        In June 2007, pursuant to the authority granted by the FDC Act as amended by DSHEA, the FDA published detailed current Good Manufacturing Practice ("cGMP") regulations that govern the manufacturing, packaging, labeling and holding operations of dietary supplement manufacturers. The cGMP regulations, among other things, impose significant recordkeeping requirements on manufacturers. The cGMP requirements are in effect for all manufacturers, and the FDA is conducting inspections of dietary supplement manufacturers pursuant to these requirements. There remains considerable uncertainty with respect to the FDA's interpretation of the regulations and their actual implementation in manufacturing facilities. In addition, the FDA's interpretation of the regulations will likely change over time as the agency becomes more familiar with the industry and the regulations. The failure of a manufacturing facility to comply with the cGMP regulations renders products manufactured in such facility "adulterated," and subjects such products and the manufacturer to a variety of potential FDA enforcement actions. In addition, under the Food Safety Modernization Act ("FSMA"), which was enacted in January 2011, the manufacturing of dietary ingredients contained in dietary supplements will be subject to similar or even more burdensome manufacturing requirements, which will likely increase the costs of dietary ingredients and will subject suppliers of such ingredients to more rigorous inspections and enforcement. The FSMA will also require importers of food, including dietary supplements and dietary ingredients, to conduct verification activities to ensure that the food they might import meets applicable domestic requirements.

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

Environmental Compliance

        In March 2008, the South Carolina Department of Health and Environmental Control (the "DHEC") requested that we investigate contamination associated with historical activities at our South Carolina facility. These investigations have identified chlorinated solvent impacts in soils and groundwater that extend offsite from our facility. We entered into a Voluntary Cleanup Contract with the DHEC regarding the matter on September 24, 2012. Pursuant to such contract, we will submit a plan for additional investigations to the DHEC and will implement the plan upon DHEC's approval. After we complete the investigations to understand the extent of the chlorinated solvent impacts, we will develop appropriate remedial measures for DHEC approval. At this stage of the investigation, however, it is not possible to estimate the timing and extent of any remedial action that may be required, the ultimate cost of remediation, or the amount of our potential liability.

        In addition to the foregoing, we are subject to numerous federal, state, local and foreign environmental and health and safety laws and regulations governing its operations, including the handling, transportation and disposal of our non-hazardous and hazardous substances and wastes, as well as emissions and discharges from its operations into the environment, including discharges to air, surface water and groundwater. Failure to comply with such laws and regulations could result in costs for remedial actions, penalties or the imposition of other liabilities. New laws, changes in existing laws or the interpretation thereof, or the development of new facts or changes in their processes could also cause us to incur additional capital and operating expenditures to maintain compliance with environmental laws and regulations and environmental permits. We are also subject to laws and regulations that impose liability and cleanup responsibility for releases of hazardous substances into the environment without regard to fault or knowledge about the condition or action causing the liability. Under certain of these laws and regulations, such liabilities can be imposed for cleanup of previously owned or operated properties, or for properties to which substances or wastes that were sent in connection with current or former operations at its facilities. The presence of contamination from such substances or wastes could also adversely affect our ability to sell or lease our properties, or to use them as collateral for financing. From time to time, we have incurred costs and obligations for correcting environmental and health and safety noncompliance matters and for remediation at or relating to certain of our properties or properties at which our waste has been disposed. However, compliance with the provisions of national, state and local environmental laws and regulations has not had a material effect upon our capital expenditures, earnings, financial position, liquidity or competitive position. We believe we have complied with, and are currently complying with, our environmental obligations pursuant to environmental and health and safety laws and regulations and that any liabilities for noncompliance will not have a material adverse effect on our business, financial performance or cash flows. However, it is difficult to predict future liabilities and obligations, which could be material.

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

        The U.S. nutritional supplements retail industry is large and highly fragmented. Participants include specialty retailers, supermarkets, drugstores, mass merchants, multi-level marketing organizations, on-line merchants, mail-order companies and a variety of other smaller participants. We believe that the market is also highly sensitive to the introduction of new products, which may rapidly capture a significant share of the market. In the U.S., we also compete for sales with heavily advertised national brands manufactured by large pharmaceutical and food companies, as well as other retailers. In addition, as some products become more mainstream, we experience increased price competition for those products as more participants enter the market. Our international competitors include large international pharmacy chains, major international supermarket chains and other large U.S.-based companies with international operations. Our wholesale and manufacturing operations compete with other wholesalers and manufacturers of third-party nutritional supplements. We may not be able to compete effectively and our attempts to do so may require us to reduce our prices, which may result in lower margins. Failure to effectively compete could adversely affect our market share, revenues and growth prospects.

Unfavorable publicity or consumer perception of our products, the ingredients they contain and any similar products distributed by other companies could cause fluctuations in our operating results and could have a material adverse effect on our reputation, the demand for our products and our ability to generate revenues and the market price of our Class A common stock.

        We are highly dependent upon consumer perception of the safety and quality of our products and the ingredients they contain, as well as similar products distributed by other companies. Consumer perception of products and the ingredients they contain can be significantly influenced by scientific research or findings, national media attention and other publicity about product use. A product may be received favorably, resulting in high sales associated with that product that may not be sustainable as consumer preferences change. Future scientific research or publicity could be unfavorable to our industry or any of our particular products or the ingredients they contain and may not be consistent with earlier favorable research or publicity. A future research report or publicity that is perceived by our consumers as less favorable or that questions earlier research or publicity could have a material adverse effect on our ability to generate revenues. For example, sales of our products containing ephedra were initially strong, but subsequently decreased as a result of negative publicity and an ultimate ban of such products by the FDA. As such, period-to-period comparisons of our results should not be relied upon as a measure of our future performance. Adverse publicity in the form of published scientific research or otherwise, whether or not accurate, that associates consumption of our products or the ingredients they contain or any other similar products distributed by other companies with illness or other adverse effects, that questions the benefits of our or similar products, or that claims that such products are ineffective could have a material adverse effect on our reputation, the demand for our products, our ability to generate revenues and the market price of our Class A common stock.

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

        As of December 31, 2012, our total consolidated long-term debt (including current portion) was approximately $1,098.6 million, and we had an additional $78.9 million available under the $80.0 million revolving credit facility (the "Revolving Credit Facility") after giving effect to $1.1 million utilized to secure letters of credit. The Term Loan Facility requires amortization payments in a principal amount equal to $0.5 million quarterly commencing September 30, 2012.

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

        The Revolving Credit Facility also requires that, to the extent borrowings thereunder (including outstanding letters of credit) exceed $25 million, we meet a senior secured debt ratio of consolidated senior secured debt to consolidated earnings before interest, taxes, depreciation and amortization, or

EBITDA. If we fail to satisfy such ratio, then we will be restricted from drawing the remaining $55 million of available borrowings under the Revolving Credit Facility, which may impair our liquidity.

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

        For example, the Dietary Supplement Labeling Act of 2011, which was introduced in July 2011 (S1310), would amend the FDC Act to, among other things, (i) require dietary supplement manufacturers to register the dietary supplements that they manufacture with the FDA (and provide a list of the ingredients in and copies of the labels and labeling of the supplements), (ii) mandate the FDA and the Institute of Medicine to identify dietary ingredients that cause potentially serious adverse effects, (iii) require warning statements for dietary supplements containing potentially unsafe ingredients and (iv) require that FDA define the term "conventional food". If the bill is reintroduced and enacted, it could restrict the number of dietary supplements available for sale, increase our costs, liabilities and potential penalties associated with manufacturing and selling dietary supplements, and reduce our growth prospects.

        In addition, regulators' evolving interpretation of existing laws could have similar effects. For example, in July 2011, the FDA issued draft guidance explaining its interpretation of the requirement for the notification of certain new dietary ingredients. Although FDA guidance is not mandatory, and companies are free to use an alternative approach if the approach satisfies the requirements of applicable laws and regulations, FDA guidance is a strong indication of the FDA's "current thinking" on the topic discussed in the guidance, including its position on enforcement. At this time, it is difficult to determine whether the draft guidance, if finalized, would have a material impact on our operations. However, if the FDA were to enforce the applicable statutes and regulations in accordance with the draft guidance as written, such enforcement could require us to incur additional expenses, which could be significant and have a material adverse effect on our business in several ways, including, but not limited to, enjoining the manufacturing of our products until the FDA determines that we are in compliance and can resume manufacturing, increasing our liability and reducing our growth prospects.

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

        We have been and may be subject to various product liability claims, including, among others, that our products include inadequate instructions for use or inadequate warnings concerning possible side effects and interactions with other substances. For example, as of December 31, 2012, there were 73 pending lawsuits related to Hydroxycut in which GNC had been named, including 67 individual, largely personal injury claims and 6 putative class action cases. See Item 3, "Legal Proceedings."

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

        We may be subject to product recalls, withdrawals or seizures if any of the products we formulate, manufacture or sell are believed to cause injury or illness or if we are alleged to have violated governmental regulations in the manufacturing, labeling, promotion, sale or distribution of such products. For example, in May 2009, the FDA warned consumers to stop using Hydroxycut diet products, which are produced by Iovate and were sold in our stores. Iovate issued a voluntary recall, with which we fully complied. Sales of the recalled Hydroxycut products amounted to approximately $57.8 million, or 4.7% of our retail sales in 2008, and $18.8 million, or 4.2% of our retail sales in the first four months of 2009. We provided refunds or gift cards to consumers who returned these products to our stores. In the second quarter of 2009, we experienced a reduction in sales and margin due to this recall as a result of accepting returns of products from customers and a loss of sales as a replacement product was not available. Through December 31, 2012, we estimate that we have refunded approximately $3.5 million to our retail customers and approximately $1.6 million to our wholesale customers for Hydroxycut product returns. Our results of operations may continue to be affected by the Hydroxycut recall. Any additional recall, withdrawal or seizure of any of the products we formulate, manufacture or sell would require significant management attention, would likely result in substantial and unexpected expenditures and could materially and adversely affect our business, financial condition or results of operations. Furthermore, a recall, withdrawal or seizure of any of our products could materially and adversely affect consumer confidence in our brands and decrease demand for our products and the market price of the Class A common stock.

        As is common in our industry, we rely on our third-party vendors to ensure that the products they manufacture and sell to us comply with all applicable regulatory and legislative requirements. In general, we seek representations and warranties, indemnification and/or insurance from our vendors. However, even with adequate insurance and indemnification, any claims of non-compliance could significantly damage our reputation and consumer confidence in our products, and materially and adversely affect the market price of the Class A common stock. In addition, the failure of such products to comply with applicable regulatory and legislative requirements could prevent us from marketing the products or require us to recall or remove such products from the market, which in certain cases could materially and adversely affect our business, financial condition and results of operation. For example, products manufactured by third parties that contain DMAA are popular with our consumers. Although we have received representations from our third-party vendors that these products comply with applicable regulatory and legislative requirements, recent media articles have suggested that DMAA may not comply with the Dietary Supplement Health and Education Act of 1994. In December 2011, the U.S. military asked us to temporarily remove products containing DMAA from our stores on its bases pending the outcome of a precautionary review. That review is still pending. On April 27, 2012, the FDA announced that it had issued warning letters to ten manufacturers and distributors of dietary supplements containing DMAA for allegedly marketing products for which evidence of the safety of the product had not been submitted to FDA. The FDA also advised the companies that the FDA is not aware of evidence or history of use to indicate that DMAA is safe. We expect that the companies will oppose the FDA position. If it is determined that DMAA does not comply with applicable regulatory and legislative requirements, we could be required to recall or remove from the market all products containing DMAA and we could become subject to lawsuits related to any alleged non-compliance, any of which recalls, removals or lawsuits could materially and adversely affect our business, financial condition and results of operations. In the past, due to frequently changing consumer preferences in the dietary supplement space, we have offset losses related to recalls and removals with reformulated or alternative products, which is the strategy we would seek to employ if we were required to remove or recall products containing DMAA; however, there can be no assurance that we would be able to offset all or any portion of losses related to any future removal or recall. As a result of the indeterminable level of product substitution and reformulated product sales, we cannot reliably determine the potential impact of any such recall or removal on our business, financial condition or results of operation.

Our operations are subject to environmental and health and safety laws and regulations that may increase our cost of operations or expose us to environmental liabilities.

        Our operations are subject to environmental and health and safety laws and regulations, and some of our operations require environmental permits and controls to prevent and limit pollution of the environment. We could incur significant costs as a result of violations of, or liabilities under, environmental laws and regulations, or to maintain compliance with such environmental laws, regulations or permit requirements. For example, in March 2008, the DHEC requested that we investigate contamination associated with historical activities at one of our South Carolina facilities. These investigations have identified chlorinated solvent impacts in soils and groundwater that extend offsite from our facility. We entered into a Voluntary Cleanup Contract with the DHEC regarding the matter on September 24, 2012. Pursuant to such contract, we will submit a plan for additional investigations to the DHEC and will implement the plan upon DHEC's approval. After we complete the investigations to understand the extent of the chlorinated solvent impacts, we will develop appropriate remedial measures for DHEC approval. At this stage of the investigation, however, it is not possible to estimate the timing and extent of any remedial action that may be required, the ultimate cost of remediation, or the amount of our potential liability.

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

        We have procured insurance independently for the following areas: (1) general liability; (2) product liability; (3) directors and officers liability; (4) property insurance; (5) workers' compensation insurance; and (6) various other areas. In addition, although we believe that we will continue to be able to obtain insurance in these areas in the future, because of increased selectivity by insurance providers, we may only be able to obtain such insurance at increased rates and/or with reduced coverage levels. Furthermore, we are self-insured for other areas, including: (1) medical benefits; (2) physical damage to our tractors, trailers and fleet vehicles for field personnel use; and (3) physical damages that may occur at company-owned stores. We are not insured for some property and casualty risks due to the frequency and severity of a loss, the cost of insurance and the overall risk analysis. In addition, we carry product liability insurance coverage that requires us to pay deductibles/retentions with primary and excess liability coverage above the deductible/retention amount. Because of our deductibles and self-insured retention amounts, we have significant exposure to fluctuations in the number and severity of claims. We currently maintain product liability insurance with a retention of $4.0 million per claim with an aggregate cap on retained loss of $10.0 million. We could raise our deductibles/retentions, which would increase our already significant exposure to expense from claims. If any claim exceeds our coverage, we would bear the excess expense, in addition to our other self-insured amounts. If the frequency or severity of claims or our expenses increase, our operating income and profitability could be materially and adversely affected.

Because we rely on our manufacturing operations to produce a significant amount of the products we sell, disruptions in our manufacturing system or losses of manufacturing certifications could adversely affect our sales and customer relationships.

        Our manufacturing operations produced approximately 32% and 33% of the products we sold for the years ended December 31, 2012 and 2011, respectively. Other than powders and liquids, nearly all of our proprietary products are produced in our manufacturing facility located in Greenville, South Carolina. In 2012, no one vendor supplied more than 10% of our raw materials. In the event any of our third-party suppliers or vendors becomes unable or unwilling to continue to provide raw materials in the required volumes and quality levels or in a timely manner, we would be required to identify and obtain acceptable replacement supply sources. If we are unable to identify and obtain alternative supply sources, our business could be adversely affected. Any significant disruption in our operations at our Greenville, South Carolina facility for any reason, including regulatory requirements, an FDA determination that the facility is not in compliance with the cGMP regulations, the loss of certifications, power interruptions, fires, hurricanes, war or other force of nature, could disrupt our supply of products, adversely affecting our sales and customer relationships.

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

        We have invested significant resources to promote our GNC brand name in order to obtain the public recognition that we have today. Because of the differences in foreign trademark laws concerning proprietary rights, our trademarks may not receive the same degree of protection in foreign countries as they do in the United States. Also, we may not always be able to successfully enforce our trademarks against competitors or against challenges by others. For example, third parties are challenging our "GNC Live Well" trademark in foreign jurisdictions. Our failure to successfully protect our trademarks could diminish the value and effectiveness of our past and future marketing efforts and could cause customer confusion. This could in turn adversely affect our revenues, profitability and the market price of our Class A common stock.

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

        As of December 31, 2012 and 2011, approximately 34% and 33%, respectively, of our retail locations were operated by franchisees. Our franchise operations generated approximately 16% of our revenues for each of the years ended December 31, 2012 and 2011. Our revenues from franchise stores depend on the franchisees' ability to operate their stores profitably and adhere to our franchise standards. In the twelve months ended December 31, 2012, 65 domestic franchise stores were opened and 40 were closed. The closing of franchise stores or the failure of franchisees to comply with our policies could adversely affect our reputation and could reduce the amount of our franchise revenues. These factors could have a material adverse effect on our revenues and operating income.

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

        Our franchise activities are subject to federal, state and international laws regulating the offer and sale of franchises and the governance of our franchise relationships. These laws impose registration, extensive disclosure requirements and bonding requirements on the offer and sale of franchises. In some jurisdictions, the laws relating to the governance of our franchise relationship impose fair dealing standards during the term of the franchise relationship and limitations on our ability to terminate or refuse to renew a franchise. We may, therefore, be required to retain an under-performing franchise and may be unable to replace the franchisee, which could adversely impact franchise revenues. In addition, we cannot predict the nature and effect of any future legislation or regulation on our franchise operations.

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

        As of December 31, 2012, Rite Aid operated 2,181 GNC franchise store-within-a-store locations and has committed to open additional franchise store-within-a-store locations. Revenue from sales to Rite Aid (including license fee revenue for new store openings) represented approximately 2.5% of total revenue for the year ended December 31, 2012. Any liquidity and operational issues that Rite Aid may experience could impair its ability to fulfill its obligations and commitments to us, which would adversely affect our operating results and financial condition.

Economic, political and other risks associated with our international operations could adversely affect our revenues and international growth prospects.

        As of December 31, 2012, we had 167 company-owned Canadian stores and 1,830 international franchise stores in 54 international countries (including distribution centers where retail sales are made). We derived 11.5% and 10.9% of our revenues for the years ended December 31, 2012 and 2011, respectively, from our international operations. As part of our business strategy, we intend to expand our international franchise presence. Our international operations are subject to a number of risks inherent to operating in foreign countries, and any expansion of our international operations will increase the effects of these risks. These risks include, among others:

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

        If the opportunity arises, we may expand our operations into new and high-growth international markets. However, there is no assurance that we will expand our operations in such markets in our desired time frame. To expand our operations into new international markets, we may enter into business combination transactions, make acquisitions or enter into strategic partnerships, joint ventures or alliances, any of which may be material. We may enter into these transactions to acquire other businesses or products to expand our products or take advantage of new developments and potential changes in the industry. Our lack of experience operating in new international markets and our lack of familiarity with local economic, political and regulatory systems could prevent us from achieving the results that we expect on our anticipated timeframe or at all. If we are unsuccessful in expanding into new or high-growth international markets, it could adversely affect our operating results and financial condition.

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

        We rely on various information technology systems to manage our operations. Over the last several years we have implemented, and we continue to implement, modifications and upgrades to such systems, including changes to legacy systems, replacing legacy systems with successor systems with new functionality, and acquiring new systems with new functionality. These types of activities subject us to inherent costs and risks associated with replacing and changing these systems, including impairment of our ability to fulfill customer orders, potential disruption of our internal control structure, substantial capital expenditures, additional administration and operating expenses, retention of sufficiently skilled personnel to implement and operate the new systems, demands on management time and other risks and costs of delays or difficulties in transitioning to or integrating new systems into our current systems. These implementations, modifications and upgrades may not result in productivity improvements at a level that outweighs the costs of implementation, or at all. In addition, the difficulties with implementing new technology systems may cause disruptions in our business operations and have a material adverse effect on our business, financial condition or results of operations.

Privacy protection is increasingly demanding, and we may be exposed to risks and costs associated with security breaches, data loss, credit card fraud and identity theft that could cause us to incur unexpected expenses and loss of revenue as well as other risks.

        The protection of customer, employee, vendor, franchisee and other business data is critical to us. Federal, state, provincial and international laws and regulations govern the collection, retention, sharing and security of data that we receive from and about our employees, customers, vendors and franchisees. The regulatory environment surrounding information security and privacy has been increasingly demanding in recent years, and may see the imposition of new and additional requirements by states and the federal government as well as foreign jurisdictions in which we do business. Compliance with these requirements may result in cost increases due to necessary systems changes and the development of new processes to meet these requirements by us and our franchisees. In addition, customers and franchisees have a high expectation that we will adequately protect their personal information. If we or our service provider fail to comply with these laws and regulations or experience a significant breach of customer, employee, vendor, franchisee or other company data, our reputation could be damaged and result in an increase in service charges, suspension of service, lost sales, fines or lawsuits.

        The use of credit payment systems makes us more susceptible to a risk of loss in connection with these issues, particularly with respect to an external security breach of customer information that we or third parties (including those with whom we have strategic alliances) under arrangements with us control. A significant portion of our sales require the collection of certain customer data, such as credit card information. In order for our sales channel to function, we and other parties involved in processing customer transactions must be able to transmit confidential information, including credit card information, securely over public networks. In the event of a security breach, theft, leakage, accidental release or other illegal activity with respect to employee, customer, vendor, franchisee third party, with whom we have strategic alliances or other company data, we could become subject to various claims, including those arising out of thefts and fraudulent transactions, and may also result in the suspension of credit card services. This could cause consumers to lose confidence in our security measures, harm our reputation as well as divert management attention and expose us to potentially unreserved claims and litigation. Any loss in connection with these types of claims could be substantial. In addition, if our electronic payment systems are damaged or cease to function properly, we may have to make significant investments to fix or replace them, and we may suffer interruptions in our operations in the interim. In addition, we are reliant on these systems, not only to protect the security of the information stored, but also to appropriately track and record data. Any failures or inadequacies in these systems could expose us to significant unreserved losses, which could materially and adversely affect our earnings and the market price of our Class A common stock. Our brand reputation would likely be damaged as well.

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

        Our results, and those of our business partners to whom we sell, are dependent on a number of factors impacting consumer spending, including general economic and business conditions; consumer confidence; wages and employment levels; the housing market; consumer debt levels; availability of consumer credit; credit and interest rates; fuel and energy costs; energy shortages; taxes; general political conditions, both domestic and abroad; and the level of customer traffic within department stores, malls and other shopping and selling environments. Consumer product purchases, including purchases of our products, may decline during recessionary periods. A prolonged downturn or an uncertain outlook in the economy may materially adversely affect our business, revenues and profits and the market price of our Class A common stock.

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

Item 1B.    UNRESOLVED STAFF COMMENTS.

        None.

Item 2.    PROPERTIES.

        As of December 31, 2012, there were 8,148 GNC store locations globally (including distribution centers where retail sales are made). In our Retail segment, all but one of our company-owned stores are located on leased premises that typically range in size from 1,000 to 2,000 square feet. In our Franchise segment, primarily all of our franchise stores in the United States are located on premises we lease and then sublease to our respective franchisees. All of our franchise stores in the remaining international markets are owned or leased directly by our franchisees. No single store is material to our operations.

        As of December 31, 2012, our company-owned and franchise stores in the United States and Canada (excluding store-within-a-store locations) and our other international franchise stores consisted of:

United States and Canada	Company- Owned Retail	Franchise	International	Franchise*
Alabama	35	12	Aruba	1
Alaska	13	2	Australia	37
Arizona	60	5	Azerbaijan	1
Arkansas	21	4	Bahamas	3
California	265	128	Bahrain	3
Colorado	67	12	Bangladesh	1
Connecticut	41	4	Bolivia	12
Delaware	16	3	Brazil	3
District of Columbia	4	1	Brunei	3
Florida	247	89	Bulgaria	2
Georgia	102	43	Cayman Islands	2
Hawaii	23	0	Chile	139
Idaho	8	4	Colombia	1
Illinois	110	55	Costa Rica	30
Indiana	63	22	Cyprus	3
Iowa	27	4	Dominican Republic	28
Kansas	29	6	El Salvador	9
Kentucky	39	7	Finland	1
Louisiana	41	11	Guam	2
Maine	10	0	Guatemala	37
Maryland	58	21	Honduras	9
Massachusetts	69	5	Hong Kong	65
Michigan	84	34	India	62
Minnesota	66	13	Indonesia	47
Mississippi	21	13	Israel	2
Missouri	48	20	Jamaica	1
Montana	6	4	Kuwait	5
Nebraska	12	8	Latvia	1
Nevada	21	9	Lebanon	6
New Hampshire	17	6	Lithuania	1
New Jersey	95	40	Malaysia	76
New Mexico	21	2	Mexico	556
New York	188	43	Mongolia	7
North Carolina	112	23	Nigeria	4
North Dakota	10	0	Oman	2
Ohio	118	44	Pakistan	6
Oklahoma	28	14	Panama	9
Oregon	32	5	Peru	65
Pennsylvania	165	34	Philippines	34
Puerto Rico	26	0	Qatar	4
Rhode Island	14	0	Romania	5
South Carolina	38	24	Saudi Arabia	49
South Dakota	7	0	Singapore	61
Tennessee	43	26	South Korea	183
Texas	217	104	Spain	17
Utah	32	6	Taiwan	56
Vermont	5	0	Thailand	32
Virginia	92	22	Trinidad	5
Washington	58	12	Turkey	81
West Virginia	20	3	Turks & Caicos	1
Wisconsin	69	2	UAE	9
Wyoming	8	0	Ukraine	1
Canada	167	0	Venezuela	40
			Vietnam	10

Total	3,188	949	Total	1,830

*
includes distribution centers where retail sales are made

        In our Manufacturing/Wholesale segment, there are 2,181 GNC franchise "store-within-a-store" locations under our strategic alliance with Rite Aid. Also, in our Manufacturing/Wholesale segment, we lease facilities for manufacturing, packaging, warehousing and distribution operations. We manufacture a majority of our proprietary products at an approximately 300,000 square-foot facility in Greenville, South Carolina. We also lease an approximately 630,000 square-foot complex located in Anderson, South Carolina, for packaging, materials receipt, lab testing, warehousing and distribution. Both the Greenville and Anderson facilities are leased on a long-term basis pursuant to "fee-in-lieu-of-taxes" arrangements with the counties in which the facilities are located, but we retain the right to purchase each of the facilities at any time during the lease for $1.00, subject to a loss of tax benefits. We lease an approximately 217,000 square-foot distribution center in Leetsdale, Pennsylvania and a 112,000 square-foot distribution center in Phoenix, Arizona. We also lease space at a distribution center in Canada.

        In conjunction with the acquisition of LuckyVitamin.com, we leased an approximately 26,000 square foot facility in Norristown, Pennsylvania where LuckyVitamin.com maintained its corporate headquarters and previously fulfilled the distribution of its products. During 2012, we leased a new approximately 18,500 square foot facility for the LuckyVitamin.com headquarters. We also lease an approximately 60,000 square foot distribution center near our current distribution center in Leetsdale, Pennsylvania where the distribution of LuckyVitamin.com products is fulfilled.

        We own our 253,000 square-foot corporate headquarters located in Pittsburgh, Pennsylvania. We lease four small regional sales offices in Fort Lauderdale, Florida, Tustin, California and Mississauga, Ontario, and in Shanghai, China. None of the regional sales offices is larger than 6,500 square feet.

Item 3.    LEGAL PROCEEDINGS.

        We are engaged in various legal actions, claims and proceedings arising in the normal course of business, including claims related to breach of contracts, products liabilities, intellectual property matters and employment-related matters resulting from our business activities. We are also parties to the environmental matters discussed in "Item 1. Business—Governmental Regulation—Environmental Compliance." As with most actions such as these, an estimation of any possible and/or ultimate liability cannot always be determined. We continue to assess the requirement to account for additional contingencies in accordance with the standard on contingencies. If we are required to make a payment in connection with an adverse outcome in these matters, it could have a material adverse effect on our business, financial condition, results of operations or cash flows.

        As a manufacturer and retailer of nutritional supplements and other consumer products that are ingested by consumers or applied to their bodies, we have been and are currently subjected to various product liability claims. Although the effects of these claims to date have not been material to us, it is possible that current and future product liability claims could have a material adverse effect on our business, financial condition, results of operations or cash flows. We currently maintain product liability insurance with a deductible/retention of $4.0 million per claim with an aggregate cap on retained loss of $10.0 million. We typically seek and have obtained contractual indemnification from most parties that supply raw materials for our products or that manufacture or market products we sell. We also typically seek to be added, and have been added, as an additional insured under most of such parties' insurance policies. We are also entitled to indemnification by Numico for certain losses arising from claims related to products containing ephedra or Kava Kava sold prior to December 5, 2003. However, any such indemnification or insurance is limited by its terms and any such indemnification, as a practical matter, is limited to the creditworthiness of the indemnifying party and its insurer, and the absence of significant defenses by the insurers. We may incur material products liability claims, which could increase our costs and adversely affect our reputation, revenues and operating income.

        Hydroxycut Claims.    On May 1, 2009, the FDA issued a warning on several Hydroxycut-branded products manufactured by Iovate. The FDA warning was based on 23 reports of liver injuries from consumers who claimed to have used the products between 2002 and 2009. As a result, Iovate voluntarily recalled 14 Hydroxycut-branded products. Following the recall, GNC was named, among other defendants, in approximately 94 lawsuits related to Hydroxycut-branded products in 13 states. Iovate previously accepted GNC's tender request for defense and indemnification under its purchasing agreement with GNC and, as such, Iovate has accepted GNC's request for defense and indemnification in the Hydroxycut matters. GNC's ability to obtain full recovery in respect of any claims against GNC in connection with products manufactured by Iovate under the indemnity is dependent on Iovate's insurance coverage, the creditworthiness of its insurer, and the absence of significant defenses by such insurer. To the extent GNC is not fully compensated by Iovate's insurer, it can seek recovery directly from Iovate. GNC's ability to fully recover such amounts may be limited by the creditworthiness of Iovate.

        As of December 31, 2012, there were 73 pending lawsuits related to Hydroxycut in which GNC had been named: 67 individual, largely personal injury claims and six putative class action cases, generally inclusive of claims of consumer fraud, misrepresentation, strict liability and breach of warranty. All of the individual plaintiffs in these lawsuits have either not asserted or amended their complaints to remove any specific damages claims.

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

        By court order dated October 6, 2009, the United States Judicial Panel on Multidistrict Litigation consolidated pretrial proceedings of many of the pending actions (including the above-listed GNC class actions) in the Southern District of California (In re: Hydroxycut Marketing and Sales Practices Litigation, MDL No. 2087). As any liabilities that may arise from these matters are not probable or reasonably estimable at this time, no liability has been accrued in our financial statements.

        Ten personal injury matters related to the use and consumption of Hydroxycut-branded products were settled during 2012 and these settlements did not result in any payments by the Company.

Item 4.    MINE SAFETY DISCLOSURES

        This Item 4 is not applicable.

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF SECURITIES.

Market Information

        Since March 31, 2011, the Class A common stock has been traded on the NYSE under the symbol "GNC." As of February 15, 2013, there were 99,543,108 shares of Class A common stock outstanding, the closing price of the Class A common stock was $40.60 per share, and we had approximately 61 stockholders of record (including 49 holders of restricted stock).

        The following table presents the high and low sales prices and dividend declared by quarter for the Class A common stock, as reported by the NYSE:

2012 quarter ended	High	Low	Dividend per Share
March 31	$35.20	$25.60	$0.11
June 30	$41.85	$33.15	$0.11
September 30	$42.70	$34.50	$0.11
December 31	$41.22	$31.57	$0.11

2011 quarter ended	High	Low	Dividend per Share
June 30	$22.43	$16.08	$—
September 30	$26.48	$19.72	$—
December 31	$29.50	$19.52	$—

Dividends

        Prior to the consummation of the IPO, Ontario Teachers' Pension Plan ("OTPP"), as the holder of Class B common stock, was entitled to receive ratably an annual special dividend payment equal to an aggregate amount of $750,000 per year when, as and if declared by the board of directors, for a period of ten years commencing on March 16, 2007 (the "Special Dividend Period"). The special dividend payment was payable in equal quarterly installments on the first day of each quarter commencing on April 1, 2007. For our fiscal year ended December 31, 2011, $187,500 was paid to OTPP as a special dividend pursuant to the obligations under the Class B common stock.

        Upon the consummation of the IPO, OTPP's right to receive the special dividend payments was terminated and OTPP received, in lieu of quarterly special dividend payments during the remainder of the Special Dividend Period, an automatic payment equal to the net present value of the aggregate amount of quarterly special dividend payments that would have been payable to OTPP during the remainder of the Special Dividend Period, calculated in good faith by the board of directors. The amount of such payment was $5.6 million, paid in 2011. No special dividend payment was made in 2012, and no further special dividend payments will be made. On March 19, 2012, OTPP converted all of its shares of Class B common stock into an equal number of shares of Class A common stock. There were no shares of Class B common stock outstanding at December 31, 2012.

        On February 14, 2013, we announced that the board of directors authorized and declared a cash dividend for the first quarter of 2013 of $0.15 per share of common stock, payable on or about March 29, 2013 to stockholders of record as of the close of business on March 15, 2013. We currently intend to continue to pay regular quarterly dividends; however, the declaration of such future dividends and the establishment of the per share amount, record dates and payment dates for such future dividends are subject to the final determination and approval of the board of directors and will depend on many factors, including, without limitation, our financial condition, future earnings and cash flows, legal requirements, taxes and any other factors that the board of directors deems relevant.

Securities Authorized for Issuance under Equity Compensation Plans

        The following table sets forth information regarding outstanding option awards and shares remaining available for future issuance under each of the GNC Acquisition Holdings Inc. 2007 Stock Incentive Plan (the "2007 Stock Plan") and the GNC Holdings, Inc. 2011 Stock and Incentive Plan (the "2011 Stock Plan") as of December 31, 2012:

Plan Category(1)	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
2007 Stock Plan	1,120,180	$8.88	—
2011 Stock Plan	2,039,362	$24.50	5,928,058	(2)(3)

Total	3,159,542	$18.96	5,928,058

(1)
The 2007 Stock Plan and 2011 Stock Plan are the only equity compensation plans that we have adopted, and each of 2007 Stock Plan and 2011 Stock Plan has been approved by our stockholders.

(2)
Excludes 2,039,362 outstanding stock options as set forth in the first column, 171,937 restricted stock units and 123,941 shares of outstanding restricted stock.

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

Issuer Purchases of Equity Securities

        The Company did not purchase any shares of Class A common stock during the quarter ended December 31, 2012.

        On February 14, 2013, we announced that our board of directors authorized a new share repurchase program pursuant to which Holdings may purchase up to an aggregate of $250 million of Class A common stock over the forthcoming year.

Stock Performance Graph

        The line graph below compares the cumulative total stockholder return on the Class A common stock with the S&P Retail Index and the S&P 500 Index for the period from the completion of our IPO on April 6, 2011 through December 31, 2012. The graph assumes an investment of $100 made at the closing of trading on April 6, 2011 in (i) the Class A common stock, (ii) the stocks comprising the S&P Retail Index and (iii) the stocks comprising the S&P 500 Index. All values assume reinvestment of the full amount of all dividends, if any, into additional shares of the same class of equity securities at the frequency with which dividends were paid on such securities during the applicable time period. The stock price performance included in the line graph below is not necessarily indicative of future stock price performance.

Recent Sales of Unregistered Securities

        During the past three years, prior to our IPO, we sold unregistered securities to a limited number of persons, as described below. None of these transactions involved underwriters, underwriting discounts or commissions, or any public offering, and we believe that each transaction was exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof or Rule 701 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") pursuant to compensatory benefit plans and contracts relating to compensation as provided under such Rule 701.

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

Item 6.    SELECTED FINANCIAL DATA.

        The selected consolidated financial data presented below as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011, and 2010 are derived from our audited consolidated financial statements and footnotes included in this Annual Report. The selected consolidated financial data presented below as of December 31, 2010, 2009 and 2008 and for the years ended December 31, 2009 and 2008 are derived from our audited consolidated financial statements and footnotes not included in this Annual Report.

        You should read the following financial information together with the information under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited consolidated financial statements and their related notes.

	Year Ended December 31,
(dollars in millions, except per share data)	2012	2011	2010	2009	2008
Statement of Operations Data:
Revenue:
Retail	$1,785.0	$1,518.5	$1,344.4	$1,256.3	$1,219.3
Franchising	408.1	334.8	293.6	264.2	258.0
Manufacturing/Wholesale	236.9	218.9	184.2	186.5	179.4

Total revenue	2,430.0	2,072.2	1,822.2	1,707.0	1,656.7
Cost of sales, including costs of warehousing, distribution and occupancy	1,500.2	1,318.4	1,179.9	1,116.4	1,082.6

Gross profit	929.8	753.8	642.3	590.6	574.1
Compensation and related benefits	314.3	291.3	273.8	263.0	249.8
Advertising and promotion	62.3	52.9	51.7	50.0	55.1
Other selling, general and administrative	123.5	113.5	100.7	96.7	98.9
Foreign currency (gain) loss	(0.1)	0.1	(0.3)	(0.1)	0.7
Transacation and strategic alternative related costs	1.9	13.5	4.0	—	—

Operating income	427.9	282.5	212.4	181.0	169.6
Interest expense, net	47.6	74.9	65.4	69.9	83.0

Income before income taxes	380.3	207.6	147.0	111.1	86.6
Income tax expense	140.1	75.3	50.4	41.6	32.0

Net income	$240.2	$132.3	$96.6	$69.5	$54.6

Weighted average shares outstanding (in thousands):
Basic	103,503	100,261	87,339	87,421	87,761
Diluted	104,911	103,010	88,917	87,859	87,787
Net income per share:
Basic	$2.32	$1.27	$0.87	$0.58	$0.43
Diluted	$2.29	$1.24	$0.85	$0.58	$0.43
Dividends declared per share	$0.44	$—	$—	$—	$—
Balance Sheet Data:
Cash and cash equivalents	$158.5	$128.4	$193.9	$89.9	$44.3
Working capital(1)	573.5	474.5	484.5	397.0	306.8
Total assets	2,552.0	2,429.6	2,425.1	2,318.1	2,293.8
Total current and non-current long-term debt	1,098.6	901.5	1,058.5	1,059.8	1,084.7
Preferred stock	—	—	218.4	197.7	179.3
Stockholder's equity	882.0	978.5	619.5	534.2	474.5
Statement of Cash Flows:
Net cash provided by operating activities	$221.2	$174.7	$141.5	$114.0	$77.4
Net cash used in investing activities	(43.8)	(65.5)	(36.1)	(42.2)	(60.4)
Net cash used in financing activities	(146.9)	(173.6)	(1.5)	(26.4)	(1.4)
Other Data:
Capital expenditures(2)	41.9	43.8	32.5	28.7	48.7

(1)
Working capital represents current assets less current liabilities.

(2)
Capital expenditures for the year ended December 31, 2008 include approximately $10.1 million incurred in conjunction with our store register upgrade program.

        The following table summarizes our stores for the periods indicated:

	Year Ended December 31,
	2012	2011	2010	2009	2008
Company-owned stores
Beginning of period balance	3,046	2,917	2,832	2,774	2,745
New store openings	147	145	101	45	71
Franchise conversions(a)	29	30	24	53	33
Store closings(b)	(34)	(46)	(40)	(40)	(75)

End of period balance	3,188	3,046	2,917	2,832	2,774

Franchised stores
Domestic
Beginning of period balance	924	903	909	954	978
Store openings(b)	65	63	42	31	41
Store closings(c)	(40)	(42)	(48)	(76)	(65)

End of period balance	949	924	903	909	954

International
Beginning of period balance	1,590	1,437	1,307	1,190	1,078
Store openings	300	195	232	187	198
Store closings	(60)	(42)	(102)	(70)	(86)

End of period balance	1,830	1,590	1,437	1,307	1,190

Store-within-a-store (Rite Aid)
Beginning of period balance	2,125	2,003	1,869	1,712	1,358
Store openings	63	127	150	177	401
Store closings	(7)	(5)	(16)	(20)	(47)

End of period balance	2,181	2,125	2,003	1,869	1,712

Total Stores	8,148	7,685	7,260	6,917	6,630

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

Business Overview

        We are a global specialty retailer of health and wellness products. We derive our revenues principally from product sales through our company-owned stores and online through GNC.com and LuckyVitamin.com, domestic and international franchise activities and sales of products manufactured in our facilities to third parties. We sell products through a worldwide network of more than 8,100 locations operating under the GNC brand name.

Executive Overview

        In 2012, we continued to focus on achieving our five principal corporate goals: growing company-owned domestic retail earnings, growing company-owned domestic retail square footage, growing our international footprint, expanding our e-commerce business and further leveraging of the GNC brand. These goals are designed to drive both short-term and long-term financial results. Our efforts led to the following results for the year ended December 31, 2012 compared to the same period in 2011:

  •
  Our company-owned domestic same store sales increased by 11.5%, which includes a 28.9% increase from our GNC.com business.

  •
  We increased our company-owned domestic store count by 142 net new stores, or 4.9%.

  •
  Our retail segment sales increased by 17.6%, and operating income increased by 42.3%.

  •
  Total franchising revenue grew 21.9%, and operating income increased by 22.7%.

  •
  Domestic franchising revenue grew 15.7%, and we added 25 net new domestic franchise stores.

  •
  International franchise revenue grew by 28.5%, as we added 240 net new international franchise stores.

  •
  LuckyVitamin.com generated $56.7 million of revenue in 2012 compared to $14.5 million generated following our acquisition in August 2011.

  •
  We increased our sales in our wholesale/manufacturing segment by 8.2% through our wholesale distribution channels and increased third-party sales.

  •
  We generated 17.3% of total revenue growth which drove a 51.7% increase in total operating income.

  •
  During 2012, we expanded our new Gold Card Member Pricing model to additional markets, including New York and Chicago, which evolves Gold Card from a fixed 20% discount the first week of each month to an everyday variable discount Member Pricing model.

  •
  We generated net cash from operating activities of $221.2 million, repurchased $360.0 million in common stock, and paid $45.2 million in common stock dividends.

        In March 2011, Centers, a wholly owned subsidiary of Holdings, entered into a senior credit facility, consisting of a $1.2 billion term loan facility (the "Term Loan Facility") and an $80.0 million revolving credit facility (the "Revolving Credit Facility" and, together with the Term Loan Facility, the "Senior Credit Facility"), and utilized the proceeds to repay all outstanding indebtedness under the 2007 Senior Credit Facility, the Senior Notes, and the Senior Subordinated Notes. Subsequently, we completed two amendments to the Term Loan Facility. On August 1, 2012, we amended the Term Loan Facility to increase the outstanding borrowings by $200.0 million (the "Incremental Term Loan"). In October 2012, we amended the Term Loan Facility to adjust the per annum interest rate to the greater of LIBOR and 1.00%, plus an applicable margin of 2.75% (the "Repricing"). The refinancing and these amendments are collectively referred to herein as the "Refinancings." See "Liquidity and Capital Resources: Cash Used in Financing Activities" herein for a further description of these items.

        In April 2011, we consummated the IPO of 25.875 million shares of Holdings' Class A common stock, par value $0.001 per share (the "Class A common stock"), at an IPO price of $16.00 per share. The net proceeds from the IPO, together with cash on hand, were used to redeem all outstanding shares of Holdings' Series A preferred stock, par value $0.001 per share (the "Series A preferred stock"), repay approximately $300.0 million of outstanding borrowings under the Term Loan Facility and pay approximately $11.1 million to satisfy obligations under the Management Services Agreement (as defined in Note 18, "Related Party Transactions") and Holdings' Class B common stock, par value $0.001 per share (the "Class B common stock" and, together with the Class A common stock, the "common stock"). Subsequent to the IPO, certain of Holdings' stockholders completed the following registered offerings of Class A common stock:

  •
  in October 2011, 23.0 million shares at $24.75 per share;

  •
  in March 2012, 19.6 million shares at $33.50 per share;

  •
  in August 2012, 10.0 million shares at $38.42 per share; and

  •
  in November 2012, 11.7 million shares at $35.20 per share.

        In conjunction with the August 2012 offering, we repurchased an additional six million shares of Class A common stock from one of our stockholders as part of a share repurchase program. The IPO, the offerings, and the repurchase of the six million shares of Class A common stock are collectively referred to herein as the "Offerings."

        On March 19, 2012, OTPP converted all of its shares of Class B common stock into an equal number of shares of Class A common stock. There were no shares of Class B common stock outstanding at December 31, 2012.

        As of December 31, 2012, we had completed our approved share repurchase programs for a total of $360.0 million of Class A common stock.

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

  •
  Franchise:  We generate franchise revenues primarily by:

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

Results of Operations

        The following information presented as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010 was derived from our audited consolidated financial statements and accompanying notes.

        As discussed in Note 16, "Segments," to our audited consolidated financial statements, we evaluate segment operating results based on several indicators. The primary key performance indicators are revenues and operating income or loss for each segment. Segment revenues and operating income or loss, as evaluated by management, exclude certain items that are managed at the consolidated level, such as warehousing and transportation costs, impairments and other corporate costs. The following discussion compares the revenues and the operating income or loss by segment, as well as those items excluded from the segment totals.

        Same store sales growth reflects the percentage change in same store sales in the period presented compared to the prior year period. Same store sales are calculated on a daily basis for each store and exclude the net sales of a store for any period if the store was not open during the same period of the prior year. We also include our internet sales, as generated only through GNC.com and www.drugstore.com, in our domestic retail company-owned domestic same store sales calculation. When a store's square footage has been changed as a result of reconfiguration or relocation in the same mall or shopping center, the store continues to be treated as a same store. If, during the period presented, a store was closed, relocated to a different mall or shopping center, or converted to a franchise store or a company-owned store, sales from that store up to and including the closing day or the day immediately preceding the relocation or conversion are included as same store sales as long as the store was open during the same period of the prior year. We exclude from the calculation sales during the period presented that occurred on or after the date of relocation to a different mall or shopping center or the date of a conversion.

Results of Operations

	Year Ended December 31,
(Dollars in millions and percentages expressed as a percentage of total net revenue)	2012		2011		2010
Revenues:
Retail	$1,785.0	73.5%	$1,518.5	73.3%	$1,344.4	73.8%
Franchise	408.1	16.8%	334.8	16.1%	293.6	16.1%
Manufacturing / Wholesale:
Intersegment revenues	263.2	10.8%	224.1	10.8%	209.5	11.5%
Third Party	236.9	9.7%	218.9	10.6%	184.2	10.1%

Subtotal Manufacturing / Wholesale	500.1	20.5%	443.0	21.4%	393.7	21.6%
Elimination of intersegment revenue	(263.2)	-10.8%	(224.1)	-10.8%	(209.5)	-11.5%

Total revenues	2,430.0	100.0%	2,072.2	100.0%	1,822.2	100.0%
Operating expenses:
Cost of sales, including warehousing, distribution and occupancy costs	1,500.2	61.7%	1,318.4	63.6%	1,179.9	64.8%
Compensation and related benefits	314.3	12.9%	291.3	14.1%	273.8	15.0%
Advertising and promotion	62.3	2.6%	52.9	2.5%	51.7	2.8%
Other selling, general and administrative expenses	114.9	4.7%	105.5	5.1%	92.9	5.1%
Transaction and strategic alternative related costs	1.9	0.1%	13.5	0.7%	4.0	0.2%
Amortization expense	8.6	0.4%	8.0	0.4%	7.8	0.4%
Foreign currency (gain) loss	(0.1)	0.0%	0.1	0.0%	(0.3)	0.0%

Total operating expenses	2,002.1	82.4%	1,789.7	86.4%	1,609.8	88.3%
Operating income:
Retail	346.4	14.3%	243.5	11.8%	181.9	10.0%
Franchise	136.5	5.6%	111.3	5.4%	93.8	5.1%
Manufacturing / Wholesale	95.5	3.9%	82.2	4.0%	69.4	3.8%
Unallocated corporate and other costs:
Warehousing and distribution costs	(63.3)	-2.6%	(60.6)	-3.0%	(55.0)	-3.0%
Corporate costs	(85.3)	-3.5%	(80.4)	-3.9%	(73.7)	-4.0%
Transaction and strategic alternative related costs	(1.9)	-0.1%	(13.5)	-0.7%	(4.0)	-0.2%

Subtotal unallocated corporate and other costs, net	(150.5)	-6.2%	(154.5)	-7.6%	(132.7)	-7.3%

Total operating income	427.9	17.6%	282.5	13.6%	212.4	11.7%
Interest expense, net	47.6		74.9		65.4

Income before income taxes	380.3		207.6		147.0
Income tax expense	140.1		75.3		50.4

Net income	$240.2		$132.3		$96.6

Note:    The numbers in the above table have been rounded to millions. All calculations related to the Results of Operations for the year-over-year comparisons were derived from unrounded data and could occasionally differ immaterially if you were to use the table above for these calculations.

Comparison of the Years Ended December 31, 2012 and 2011

Revenues

        Our consolidated net revenues increased $357.8 million, or 17.3%, to $2,430.0 million for the year ended December 31, 2012 compared to $2,072.2 million in 2011. The increase was the result of increased sales in each of our segments.

        Retail.    Revenues in our Retail segment increased $266.5 million, or 17.6%, to $1,785.0 million for the year ended December 31, 2012 compared to $1,518.5 million in 2011. Domestic retail revenue increased $211.2 million due to an 11.5% increase in our same store sales, the opening of new stores, sales increases in the sports nutrition, vitamin and diet product categories, and an increase in sales from GNC.com of $23.5 million, or 28.9%, to $104.5 million in 2012 compared to $81.1 million for 2011. In addition, sales from LuckyVitamin.com contributed $42.2 million to the increase in domestic retail revenue. Canadian sales increased by $13.1 million in U.S. dollars in 2012 compared to 2011. Our company-owned store base increased by 142 domestic stores to 3,021 at December 31, 2012 compared to 2,879 at December 31, 2011, due to new store openings and franchise store acquisitions. There was no change to our Canadian store base, with 167 stores at December 31, 2012 and December 31, 2011.

        Franchise.    Revenues in our Franchise segment increased $73.3 million, or 21.9%, to $408.1 million for the year ended December 31, 2012 compared to $334.8 million in 2011. Domestic franchise revenues increased $32.6 million to $239.9 million for the year ended December 31, 2012 compared to $207.3 million in 2011, primarily due to higher product sales, royalties and fees. Our domestic franchise same store sales for the year ended December 31, 2012 increased by 15.0% from 2011. There were 949 domestic franchise stores at December 31, 2012 compared to 924 stores at December 31, 2011. International franchise revenue increased by $42.7 million, to $168.2 million for the year ended December 31, 2012 from $125.5 million in 2011, primarily as a result of increases in product sales, royalties and fees. Our international franchise store base increased by 240 stores to 1,830 at December 31, 2012 compared to 1,590 at December 31, 2011.

        Manufacturing/Wholesale.    Revenues in our Manufacturing/Wholesale segment, which includes third-party sales from our manufacturing facilities in South Carolina, as well as wholesale sales to Rite Aid, PetSmart, Sam's Club and www.drugstore.com, increased by $18.0 million, or 8.2%, to $236.9 million for the year ended December 31, 2012 compared to $218.9 million in 2011. Third party contract manufacturing sales from our South Carolina manufacturing plant increased by $5.7 million, or 4.8%, to $123.9 million for the year ended December 31, 2012 compared to $118.2 million in 2011.

Cost of Sales

        Cost of sales, which includes product costs, costs of warehousing and distribution and occupancy costs, increased $181.8 million, or 13.8%, to $1,500.2 million for the year ended December 31, 2012 compared to $1,318.4 million in 2011. Cost of sales, as a percentage of net revenue, was 61.7% and 63.6% for the year ended December 31, 2012 and 2011, respectively. The decrease in cost of sales as a percentage of net revenue was primarily driven by an increase in retail gross product margin, occupancy leverage, and a positive mix shift within wholesale and proprietary product sales.

Selling, General and Administrative ("SG&A") Expenses

        SG&A expenses, including compensation and related benefits, advertising and promotion expense, other SG&A expenses, amortization expense and transaction and strategic alternative related costs, increased $30.2 million, or 6.4%, to $501.4 million, for the year ended December 31, 2012 compared to $471.2 million in 2011. These expenses, as a percentage of net revenue, were 20.6% for the year ended December 31, 2012 compared to 22.7% in 2011.

        Compensation and related benefits.    Compensation and related benefits increased $23.0 million, or 7.9%, to $314.3 million for the year December 31, 2012 compared to $291.3 million in 2011. The increase was due primarily to our increased store base and sales volume.

        Advertising and promotion.    Advertising and promotion expenses increased $9.4 million, or 17.7%, to $62.3 million for the year ended December 31, 2012 compared to $52.9 million in 2011. The increase in advertising and promotion expense was primarily the result of increases in media expense, events and promotions.

        Other SG&A.    Other SG&A expenses, including amortization expense, increased $10.0 million, or 8.8%, to $123.5 million for the year ended December 31, 2012 compared to $113.5 million in 2011. This increase was due to increases in sales volume, legal expenses and other SG&A expenses.

        Transaction and strategic alternative related costs.    For the years ended December 31, 2012 and 2011, we incurred $1.9 million and $13.5 million, respectively, of expenses principally related to the Offerings and the Refinancings.

Operating Income

        As a result of the foregoing, consolidated operating income increased $145.4 million, or 51.5%, to $427.9 million for the year ended December 31, 2012 compared to $282.5 million in 2011. Operating income, as a percentage of net revenue, was 17.6% and 13.6% for the years ended December 31, 2012 and 2011, respectively. Excluding transaction related expenses and executive severance, operating income was $429.8 million, or 17.7% of revenue, for the year ended December 31, 2012, as compared to $299.5 million, or 14.5% of revenue, for the year ended December 31, 2011.

        Retail.    Operating income increased $102.9 million, or 42.3%, to $346.4 million for the year ended December 31, 2012 compared to $243.5 million in 2011. The increase was driven by higher gross margin and expense leverage in occupancy, payroll, and other SG&A expenses.

        Franchise.    Operating income increased $25.2 million, or 22.7%, to $136.5 million for the year ended December 31, 2012 compared to $111.3 million in 2011. The increase was mostly due to increased wholesale product sales and royalty income.

        Manufacturing/Wholesale.    Operating income increased $13.3 million, or 16.2%, to $95.5 million for the year ended December 31, 2012 compared to $82.2 million in 2011. The increase was driven by a higher gross product margin resulting from improved wholesale margins and increased shipments of proprietary products.

        Warehousing and distribution costs.    Unallocated warehousing and distribution costs increased $2.7 million, or 4.6%, to $63.3 million for the year ended December 31, 2012 compared to $60.6 million in 2011. This increase was primarily due to higher fuel costs and increased wages to support higher sales volumes.

        Corporate costs.    Corporate overhead costs increased $4.9 million, or 6.1%, to $85.3 million for the year ended December 31, 2012 compared to $80.4 million in 2011. This increase was due to increases in compensation expense, health insurance, and other SG&A expenses offset by executive severance expense of $3.5 million.

        Transaction and strategic alternative related costs.    For the years ended December 31, 2012 and 2011, we incurred $1.9 million and $13.5 million, respectively, of expenses principally related to the Offerings and the Refinancings.

Interest Expense

        Interest expense decreased $27.3 million, or 36.5%, to $47.6 million for the year ended December 31, 2012 compared to $74.9 million in 2011. This decrease was primarily related to $23.2 million of costs in 2011 related to the Refinancings consisting of $5.8 million related to the termination of interest rate swaps, $13.4 million of deferred financing fees related to former indebtedness, $1.6 million in original issue discount related to the Senior Subordinated Notes and $2.4 million related to the defeasance of the Senior Notes and Senior Subordinated Notes. Additionally, we recognized $4.9 million of original issue discount and deferred financing fees expense related to the $300.0 million pay down of debt in connection with the IPO. During 2012, the Company incurred $3.2 million of costs related to the Refinancings. The decrease in overall interest rates also contributed to the decrease in interest expense.

Income Tax Expense

        We recognized $140.1 million (or 36.8% of pre-tax income) of income tax expense for the year ended December 31, 2012 compared to $75.3 million (or 36.3% of pre-tax income) in 2011. The 2012 and 2011 income tax expense includes $0.7 million and $2.3 million, or 0.2% and 1.5% of pretax income, related to non-deductible costs, respectively. Income tax expense for the years ended December 31, 2012 and 2011 was reduced by valuation allowance adjustments of $1.2 million and $1.5 million, respectively. These valuation allowance adjustments reflected a change in circumstances that caused a change in judgment about the realizability of certain deferred tax assets related to state and foreign net operating losses. Also, for 2011, income tax expense was favorably impacted by $2.6 million related to non-recurring tax credits.

Net Income

        As a result of the foregoing, consolidated net income increased $107.9 million, or 81.6%, to $240.2 million for the year ended December 31, 2012 compared to $132.3 million in 2011. Net income for the year ended December 31, 2012 includes $1.9 million of transaction related expense, net of tax effect, related to the Offerings and the Refinancings. For the year ended December 31, 2012, excluding transaction related expenses related to the Offerings and the Refinancings, net income, net of tax effect, was $242.1 million.

Comparison of the Years Ended December 31, 2011 and 2010

Revenues

        Our consolidated net revenues increased $250.0 million, or 13.7%, to $2,072.2 million for the year ended December 31, 2011 compared to $1,822.2 million in 2010. The increase was the result of increased sales in each of our segments.

        Retail.    Revenues in our Retail segment increased $174.1 million, or 13.0%, to $1,518.5 million for the year ended December 31, 2011 compared to $1,344.4 million in 2010. Domestic retail revenue increased $156.2 million due to a 10.1%, increase in our same store sales and the opening of new stores. The increase in domestic retail revenues was also primarily due to sales increases in the sports nutrition and vitamin product categories, and included an increase in sales from GNC.com of $22.1 million, or 37.3%, to $81.1 million in 2011 compared to $59.0 million for 2010. Sales from LuckyVitamin.com (purchased in August 2011) contributed $14.5 million to the increase in revenue. Canadian same store and non same store sales were flat in local currency for 2011 compared to 2010, but increased by $3.4 million in U.S. dollars. Our company-owned store base increased by 131 domestic stores to 2,879 at December 31, 2011 compared to 2,748 at December 31, 2010, due to new store openings and franchise store acquisitions. Our Canadian store base decreased by 2 stores, with 167 stores at December 31, 2011 compared to 169 stores at December 31, 2010.

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

SG&A Expenses

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

        Other SG&A.    Other SG&A expenses, including amortization expense, increased $12.8 million, or 12.9%, to $113.5 million for the year ended December 31, 2011 compared to $100.7 million in 2010. This increase was due to increases in sales volume, legal expenses and other SG&A expenses.

        Transaction and strategic alternative related costs.    For the year ended December 31, 2011, we incurred $13.5 million of expenses principally related to the IPO and the Offerings in 2011. These primarily consisted of a payment of $11.1 million for the termination of sponsor-related obligations and other costs of $2.4 million. In 2010, we incurred $4.0 million of expenses principally related to the exploration of strategic alternatives.

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

Interest Expense

        Interest expense increased $9.5 million, or 14.6%, to $74.9 million for the year ended December 31, 2011 compared to $65.4 million in 2010. This increase included $23.2 million related to the Refinancing consisting of $5.8 million related to the termination of interest rate swaps, $13.4 million of deferred financing fees related to former indebtedness, $1.6 million in original issue discount related to the Senior Subordinated Notes and $2.4 million related to the defeasance of the Senior Notes and Senior Subordinated Notes. Additionally, we recognized $4.9 million of original issue discount and deferred financing fees expense related to the $300.0 million pay down of debt in connection with the IPO. The increase was partially offset by a decrease in overall interest rates and outstanding indebtedness.

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

Net Income

        As a result of the foregoing, consolidated net income increased $35.7 million, or 37.0%, to $132.3 million for the year ended December 31, 2011 compared to $96.6 million in 2010. Net income for the year ended December 31, 2011 includes $31.2 million of transaction related expense, net of tax effect, related to the Refinancing, the IPO, the Offerings in 2011 and executive severance. For the year ended December 31, 2011, excluding transaction related expenses related to the Refinancings, the IPO, the offerings in 2011, and executive severance, net income, net of tax effect, was $163.5 million.

Liquidity and Capital Resources

        At December 31, 2012, we had $158.5 million in cash and cash equivalents and $573.5 million in working capital, compared with $128.4 million in cash and cash equivalents and $474.5 million in working capital at December 31, 2011. The $99.0 million increase in our working capital was primarily due to an increase in cash and inventory levels due to an increase in sales volume and net income, partially offset by the repurchase of common stock.

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

        We expect to fund our operations through internally generated cash and, if necessary, from borrowings under the Revolving Credit Facility. At December 31, 2012, we had $78.9 million available under the Revolving Credit Facility, after giving effect to $1.1 million utilized to secure letters of credit.

        We expect that our primary uses of cash in the near future will be for capital expenditures, working capital requirements and funding any quarterly dividends to stockholders and share repurchases that are approved by the board of directors.

        We currently anticipate that cash generated from operations, together with amounts available under the Revolving Credit Facility, will be sufficient for the term of the Revolving Credit Facility, which matures on March 15, 2016, to meet our operating expenses and capital expenditures as they become due. Under the Incremental Term Loan, we are required to make quarterly payments of $0.5 million, payable every quarter beginning September 30, 2012 and ending on December 31, 2017. Our ability to make scheduled payments of principal on, to pay interest on or to refinance our debt and to satisfy our other debt obligations will depend on our future operating performance, which will be affected by general economic, financial and other factors beyond our control. We are currently in compliance with our debt covenant reporting and compliance obligations under the Senior Credit Facility and expect to remain in compliance during 2013.

Cash Provided by Operating Activities

        Cash provided by operating activities was $221.2 million, $174.7 million and $141.5 million during the years ended December 31, 2012, 2011 and 2010, respectively. The increases from each of 2010 to 2011 to 2012 was primarily due to an increase in net income. Net income increased $107.9 million in 2012 compared to 2011. Net income increased $35.7 million in 2011 compared to 2010.

        For the year ended December 31, 2012, inventory increased $77.9 million compared to 2011 as a result of increases in our finished goods to support increased sales. Accounts receivable increased $18.8 million, primarily due to increased sales to franchisees. Deferred revenue and accrued liabilities increased by $16.4 million, primarily due to increased Gold Card sales.

        For the year ended December 31, 2011, inventory increased $56.9 million compared to 2010 as a result of increases in our finished goods to support increased sales. Accounts payable increased $23.2 million due to the increase in inventory and timing of payments. Accounts receivable increased $13.2 million, primarily due to increased sales to franchisees.

Cash Used in Investing Activities

        We used cash from investing activities of $43.8 million, $65.5 million and $36.1 million for the years ended December 31, 2012, 2011 and 2010, respectively. Capital expenditures, which were primarily for improvements to our retail stores and our South Carolina manufacturing facility, were $41.9 million, $43.8 million and $32.5 million for the years ended December 31, 2012, 2011 and 2010, respectively. Also in 2011, we spent $19.8 million related to the acquisition of LuckyVitamin.com.

        Our capital expenditures typically consist of new stores, certain periodic updates in our company-owned stores and ongoing upgrades and improvements to our manufacturing facilities and information technology systems.

        In each of 2013 and 2014, we expect our capital expenditures to be approximately $50 million, which includes costs associated with growing our domestic square footage. We anticipate funding our 2013 capital requirements with cash flows from operations and, if necessary, borrowings under the Revolving Credit Facility.

Cash Used in Financing Activities

        For the year ended December 31, 2012, we used cash of $146.9 million, primarily consisting of dividends paid to our stockholders of $45.2 million and the repurchase of an aggregate of $360.0 million in shares of Class A common stock under a share repurchase program. This was partially offset by $199.0 million in proceeds from long term debt and $65.8 million proceeds from exercised options, including the associated tax benefit.

        For the year ended December 31, 2011, we used net cash of $173.6 million, primarily due to borrowing $1,196.2 million under the Senior Credit Facility, repayment of $1,056.0 million of indebtedness and paid $17.3 million in fees in connection with the Refinancing. We received net proceeds from the IPO of $237.3 million and used these proceeds, together with cash on hand, to redeem all of our outstanding Series A Preferred Stock and repay $300.0 million of indebtedness under the Senior Credit Facility. Additionally, we repurchased an aggregate of $61.6 million in shares of Class A common stock under a share repurchase program. Also, we received $51.0 million of proceeds from exercised options, including the associated tax benefit.

        For the year ended December 31, 2010, we used cash of $1.7 million for payments on long-term debt.

        The following is a summary of our debt:

        Senior Credit Facility.    On March 4, 2011, Centers entered into the Senior Credit Facility, consisting of the Term Loan Facility and the Revolving Credit Facility. As of December 31, 2012, we believe that we are in compliance with all covenants under the Senior Credit Facility and expect to remain in compliance during 2013. As of December 31, 2012, $1.1 million of the Revolving Credit Facility was pledged to secure letters of credit. The Senior Credit Facility permits us to prepay a portion or all of the outstanding balance without incurring penalties (except London Interbank Offering Rate ("LIBOR") breakage costs). GNC Corporation, our indirect wholly owned subsidiary ("GNC Corporation"), and Centers' existing and future domestic subsidiaries have guaranteed Centers' obligations under the Senior Credit Facility. In addition, the Senior Credit Facility is collateralized by first priority pledges (subject to permitted liens) of Centers' equity interests and the equity interests of Centers' domestic subsidiaries.

        All borrowings under the Term Loan Facility and, initially, borrowings under the Revolving Credit Facility, bear interest, at our option, at a rate per annum equal to (A) the sum of (i) the greatest of (a) the prime rate (as publicly announced by JPMorgan Chase Bank, N.A. as its prime rate in effect), (b) the federal funds effective rate plus 0.50%, (c) one month adjusted LIBOR plus 1.0% and (d) 2.25% plus (ii) the applicable margin of 2.0% or (B) the sum of (i) the greater of (a) adjusted LIBOR or (b) 1.25% plus (ii) the applicable margin of 3.0%. Effective on and after the first date on which quarterly financial statements are delivered to the lenders pursuant to the Senior Credit Facility following the first full quarter ending six months after the closing date of the Senior Credit Facility, borrowings under the Revolving Credit Facility shall have an applicable margin of 1.75% for ABR Loans and 2.75% for Eurodollar Loans provided our consolidated net senior secured leverage ratio is not greater than 3.25 to 1.00 and no event of default exists. In addition to paying interest on outstanding principal under the Senior Credit Facility, we are required to pay a commitment fee to the lenders under the Revolving Credit Facility in respect of unutilized revolving loan commitments at a rate of 0.50% per annum, as well as letter of credit fees of 2.75% to lenders and 0.25% to the issuing bank.

        On August 1, 2012, Centers amended the Senior Credit Facility by entering into the Incremental Term Loan. The amendment, among other things, provided additional commitments of $200.0 million for incremental term loans and amended the restrictive payments covenant of the Senior Credit Facility to permit an additional $50 million of cash dividends that may be paid to GNC Parent LLC ("Parent"), including to fund payments on or in respect of Holdings Class A common stock. All other existing covenants of the Senior Credit facility remained in place.

        On October 2, 2012 Centers amended the Senior Credit Facility by entering into the Repricing. This amendment included changes to ABR, LIBOR, and Applicable Margin rates. At our option, we can borrow at a rate per annum equal to (A) the sum of (i) the greatest of (a) the prime rate (as publicly announced by JPMorgan Chase Bank, N.A. as its prime rate in effect), (b) the federal funds effective rate plus 0.50%, (c) one month adjusted LIBOR plus 1.0% and (d) 2.25% with respect to Revolving Credit Facility and 2.00% with respect to Term Loan Facility plus (ii) the applicable margin of 2.0% with respect to Revolving Credit Facility and 1.75% with respect to Term Loan Facility or (B) the sum of (i) the greater of (a) adjusted LIBOR or (b) 1.25% with respect to Revolving Credit Facility and 1.00% with respect to Term Loan Facility plus (ii) the applicable margin of 3.0% with regards to Revolver Credit Facility and 2.75% with respect to Term Loan Facility. As of December 31, 2012, our current interest rate on its Senior Credit Facility is 3.75%, as a result of the interest rate minimum requirement as described above.

        The Senior Credit Facility, including amendments, contains customary covenants, including incurrence covenants and certain other limitations on the ability of GNC Corporation, Centers, and Centers' subsidiaries to, among other things, make optional payments in respect of other debt instruments, pay dividends or other payments on capital stock, and enter into arrangements that restrict their ability to pay dividends or grant liens. Specifically, the Senior Credit Facility permits Centers and GNC Corporation to make dividend payments to Parent only to the extent of $75 million plus the amount of the Available Basket (as defined in the Senior Credit Facility) at the date of determination. Payment of such dividends is subject to, among other things, Centers and its domestic subsidiaries meeting a senior secured debt ratio of consolidated senior secured debt to consolidated EBITDA (as defined in the Senior Credit Facility) of 4.00 to 1.00. As of December 31, 2012 and 2011, the restricted net assets of consolidated subsidiaries were $640.1 million and $608.7 million, respectively, and the amount of consolidated retained earnings free of restrictions was $241.3 million and $298.8 million, respectively.

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

Contractual Obligations

        The following table summarizes our future minimum non-cancelable contractual obligations at December 31, 2012:

	Payments due by period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Long-term debt obligations(1)	$1,101.4	$3.8	$4.6	$4.0	$1,089.0
Scheduled interest payments(2)	216.6	42.3	84.2	83.2	6.9
Operating lease obligations(3)	513.4	126.9	195.4	117.5	73.6
Purchase commitments(4)(5)	3.7	1.8	1.9	—	—

	$1,835.1	$174.8	$286.1	$204.7	$1,169.5

(1)
These balances consist of the following debt obligations: (a) $1,099.0 million of outstanding borrowings under the Senior Credit Facility based on a variable interest rate; and (b) $2.5 million for mortgage with a fixed interest rate. Repayment of the Senior Credit Facility represents the balance remaining after the $200.0 million Incremental Term Loan in August 2012 and does not take into account any unscheduled payments that may occur to be due at future cash positions.

(2)
The interest that will accrue on the long-term obligations includes variable rate payments, which are estimated using the associated LIBOR index as of December 31, 2012. Interest under the Senior Credit Facility currently accrues based on one month LIBOR.

(3)
These balances consist of the following operating leases: (a) $487.3 million for company-owned retail stores; (b) $87.0 million for franchise retail stores, which is offset by $87.0 million of sublease income from franchisees; and (c) $25.6 million relating to various leases for warehouses, vehicles, and various equipment at our facilities. Operating lease obligations exclude insurance, taxes, maintenance, percentage rent and other costs. These amounts are subject to fluctuation from year to year. For each of the years ended December 31, 2012, 2011 and 2010, these amounts collectively represented approximately 36% of the aggregate costs associated with our company-owned retail store operating leases.

(4)
These balances consist of $3.7 million of advertising agreements.

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

Off Balance Sheet Arrangements

        As of December 31, 2012 and 2011, we had no relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off balance sheet arrangements, or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

  •
  The price is fixed or determinable.

  •
  Collectability is reasonably assured.

        We recognize revenues in our Retail segment at the moment a sale to a customer is recorded. Gross revenues are reduced by actual customer returns and a provision for estimated future customer returns, which is based on management's estimates after a review of historical customer returns. These estimates are based on historical sales return data, applied to current period sales subject to returns provisions per our company policy. Our customer returns allowance was $4.3 million and $3.8 million at December 31, 2012 and 2011, respectively. The impact of customer returns on revenue was immaterial for each of the years ended December 31, 2012, 2011 and 2010. We recognize revenues on product sales to franchisees and other third parties when the risk of loss, title and insurable risks have transferred to the franchisee or third party. We recognize revenues from franchise fees at the time a franchise store opens or at the time of franchise renewal or transfer, as applicable. Franchise royalties are earned based on a percentage of the franchisees' sales and recognized in the period in which the franchisees' sales occur.

Accounts Receivable and Allowance for Doubtful Accounts

        The majority of our retail revenues are received as cash or cash equivalents. The majority of our franchise revenues are billed to the franchisees with varying terms for payment. We offer financing to qualified domestic franchisees with the initial purchase of a franchise location. The notes are demand notes, payable monthly over periods of five to seven years. We generate a significant portion of our revenue from ongoing product sales to franchisees and third-party customers. An allowance for doubtful accounts is established based on the financial condition of our franchisees and other third-party customers, the current status of trade receivables and any historical write-off experience. We maintain both specific and general reserves for doubtful accounts. General reserves are based upon our historical bad debt experience, overall review of our aging of accounts receivable balances, general economic conditions of our industry or the geographical regions and regulatory environments of our third-party customers and franchisees. Management's estimates of the franchisees financial health include forecasts of the customers' and franchisees' future operating results and the collectability of receivables from them. While we believe that our business operations and communication with customers and franchisees allows us to make reasonable estimates of their financial health, actual results could differ from those predicted by management, and actual bad debt expense could differ from forecasted results. Our allowance for doubtful accounts and bad debt expense were immaterial for each of the years December 31, 2012, 2011 and 2010.

Inventories

        Inventories are stated at the lower of cost or market on a first in/first out basis ("FIFO"). Where necessary, we adjust the carrying value of our inventory to estimated net realizable value. These estimates require us to make approximations about the future demand for our products in order to categorize the status of such inventory items as slow moving, obsolete, or in excess of need. These future estimates are subject to the ongoing accuracy of management's forecasts of market conditions, industry trends and competition. While we make estimates of future demand based on historical experience, current expectations and assumptions that we believe are reasonable, if actual demand or market conditions differ from these expectations and assumptions, actual results could differ from our estimates. We are also subject to volatile changes in specific product demand as a result of unfavorable publicity, government regulation and rapid changes in demand for new and improved products or services. Our inventory reduction for obsolescence and shrinkage was $9.5 million and $11.4 million at December 31, 2012 and 2011, respectively. This represented 1.9% and 2.6% of our gross inventory value at each period, respectively. The change from period to period was primarily the result of inventory fluctuations and management of inventory movement throughout our system. The impact on cost of goods sold as a result of these allowances was immaterial for each of the years ended December 31, 2012, 2011 and 2010.

Impairment of Long-Lived Assets

        Long-lived assets, including fixed assets and intangible assets with finite useful lives, are evaluated periodically by us for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. If the sum of the undiscounted future cash flows is less than the carrying value, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. These estimates of cash flow require significant management judgment and certain assumptions about future volume, revenue and expense growth rates and asset disposal values. While we make estimates based on historical experience, current expectations and assumptions that we believe are reasonable, if actual results, including future cash flows, differ from our estimates, our estimates may differ from actual impairment recognized. There has been no material impairment recorded in the years ended December 31, 2012, 2011 or 2010.

Goodwill and Indefinite-Lived Intangible Assets

        We annually assess, in the fourth quarter of each fiscal year, the qualitative factors related to goodwill and assets with indefinite lives, principally our brand name, to determine whether it is "more likely than not" (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. To the extent that we determine it more likely than not that the fair value of our reporting units is less than carrying value, we will perform the two-step impairment test as required.

        We conduct impairment testing annually at the beginning of the fourth quarter of each fiscal year. In the event of declining financial results and market conditions, we could be required to recognize impairments to our goodwill and intangible assets. The most recent goodwill and indefinite-lived intangible asset assessments were performed during the fourth quarter of 2012, and the Company concluded that goodwill and intangible assets were not impaired. There was also no impairment of goodwill or intangible assets during 2011 or 2010. See Note 5, "Goodwill, Brands, and Other Intangible Assets, Net," to our audited consolidated financial statements included elsewhere in this Annual Report. We do not currently expect to incur additional impairment charges in the foreseeable future; however, the risks relating to our business, as described above under Item 1A, "Risk Factors," could have a negative effect on our business and operating results which could affect the valuation of our goodwill and intangibles.

Self-Insurance

        We have procured insurance for such areas as: (1) general liability; (2) product liability; (3) directors and officers liability; and (4) property insurance. We are self-insured for such areas as: (1) medical benefits; (2) physical damage to our tractors, trailers and fleet vehicles for field personnel use; and (3) physical damages that may occur at the corporate store locations. We are not insured for certain property and casualty risks due to the frequency and severity of a loss, the cost of insurance and the overall risk analysis. Our associated liability for this self-insurance was not significant as of December 31, 2012 and 2011.

        We carry product liability insurance with a retention of $4.0 million per claim with an aggregate cap on retained losses of $10.0 million. We carry general liability insurance with retention of $250,000 per claim with an aggregate cap on retained losses of $1.0 million. The majority of our workers' compensation and auto insurance are in a deductible/retrospective plan. We reimburse the insurance company for the workers' compensation and auto liability claims, subject to a $250,000 and $100,000 loss limit per claim, respectively.

        As part of the medical benefits program, we contract with national service providers to provide benefits to our employees for all medical, dental, vision and prescription drug services. We then reimburse these service providers as claims are processed from our employees. We maintain a specific stop loss provision of $250,000 per incident with a maximum limit up to $2.0 million per participant, per benefit year, respectively. We have no additional liability once a participant exceeds the $2.0 million ceiling. We utilize a review of historical claims, including the timing of claims reported versus payment of claims, to estimate future liabilities related to our medical benefit program. While we make these estimates based on historical experience, current expectations and assumptions that we believe are reasonable, actual results could differ from our estimates. Our liability for medical claims is included as a component of accrued benefits as described in Note 7, "Deferred Revenue and Other Current Liabilities" to our audited consolidated financial statements included in this Annual Report, and was $1.9 million as of each of December 31, 2012 and 2011.

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

        We record valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. When assessing the need for valuation allowances, we consider future taxable income and ongoing prudent and feasible tax planning strategies. Should a change in circumstances lead to a change in judgment about the realizability of deferred tax assets in future years, we would adjust related valuation allowances in the period that the change in circumstances occurs, along with a corresponding increase or charge to income. As of December 31, 2012 and 2011, we had a valuation allowance of $1.8 million and $2.9 million, respectively, principally related to certain state net operating loss carryforwards.

Recently Issued Accounting Pronouncements

        In June 2011, the FASB issued updated guidance on current other comprehensive income presentation, which eliminates the option to present the components of other comprehensive income as part of the statement of stockholders' equity. Instead, we must report comprehensive income in either a single continuous statement of comprehensive income that contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. This guidance was effective for us for fiscal years beginning after December 15, 2011, with early adoption permitted. We adopted this guidance during the first quarter of 2012. The adoption of this guidance had no material impact on our financial statements, as it only required a change in the format of presentation.

        In May 2011, the FASB issued changes to conform existing guidance regarding fair value measurement and disclosure between accounting principles generally accepted in the United States and International Financial Reporting Standards. These changes both clarify the FASB's intent about the application of existing fair value measurement and disclosure requirements and amend certain principles or requirements for measuring fair value or for disclosing information about fair value measurements. The clarifying changes relate to the application of the highest and best use and valuation premise concepts, measuring the fair value of an instrument classified in a reporting entity's stockholders' equity, and disclosure of quantitative information about unobservable inputs used for Level 3 fair value measurements. The amendments relate to measuring the fair value of financial instruments that are managed within a portfolio; application of premiums and discounts in a fair value measurement; and additional disclosures concerning the valuation processes used and sensitivity of the fair value measurement to changes in unobservable inputs for those items categorized as Level 3, a reporting entity's use of a nonfinancial asset in a way that differs from the asset's highest and best use, and the categorization by level in the fair value hierarchy for items required to be measured at fair value for disclosure purposes only. We adopted this guidance during the first quarter of 2012, and it had no material impact on our financial statements.

        In July 2012, the FASB issued an accounting standard that simplifies the impairment test for indefinite-lived intangible assets other than goodwill. The new guidance gives the option to first assess qualitative factors to determine if it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative valuation test. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after September 15, 2012. We early adopted this accounting standard in the fourth quarter of 2012 and this adoption did not have a significant impact on our financial statements.

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

Interest Rate Market Risk

        All of Centers' long-term debt is subject to changing interest rates. Although changes in interest rates do not impact our operating income, the changes could affect the fair value of such debt and related interest payments. Based on our variable rate debt balance as of December 31, 2012, a 1% change in interest rates would have no material impact on interest expense due to an interest rate floor that exists under the Senior Credit Facility.

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

Item 8.    Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of GNC Holdings, Inc.:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows present fairly, in all material respects, the financial position of GNC Holdings, Inc. and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
February 22, 2013

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

GNC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, including share data)

	December 31,
	2012	2011
Current assets:
Cash and cash equivalents	$158,541	$128,438
Receivables, net	129,641	114,190
Inventories (Note 3)	491,599	423,610
Prepaids and other current assets	39,016	38,777

Total current assets	818,797	705,015
Long-term assets:
Goodwill (Note 5)	639,915	637,877
Brands (Note 5)	720,000	720,000
Other intangible assets, net (Note 5)	141,717	149,589
Property, plant and equipment, net (Note 6)	199,487	198,171
Other long-term assets	32,124	18,935

Total long-term assets	1,733,243	1,724,572

Total assets	$2,552,040	$2,429,587

Current liabilities:
Accounts payable	$125,165	$124,416
Current portion, long-term debt (Note 8)	3,817	1,592
Deferred revenue and other current liabilities (Note 7)	116,337	104,525

Total current liabilities	245,319	230,533
Long-term liabilities:
Long-term debt (Note 8)	1,094,745	899,950
Deferred tax liabilities, net (Note 4)	283,203	283,403
Other long-term liabilities	46,734	37,239

Total long-term liabilities	1,424,682	1,220,592

Total liabilities	1,670,001	1,451,125
Stockholders' equity:
Common stock, $0.001 par value, 330,000 shares authorized:
Class A, 111,725 shares issued and 99,244 shares outstanding and 12,481 shares held in treasury at December 31, 2012 and 105,988 shares issued and 102,985 shares outstanding and 3,004 shares held in treasury at December 31, 2011	111	105
Class B, 0 shares and 2,060 issued and outstanding at December 31, 2012 and December 31, 2011, respectively	—	2
Paid-in-capital	810,094	741,848
Retained earnings	492,687	298,831
Treasury stock, at cost	(423,900)	(65,048)
Accumulated other comprehensive income	3,047	2,724

Total stockholders' equity	882,039	978,462

Total liabilities and stockholders' equity	$2,552,040	$2,429,587

The accompanying notes are an integral part of the consolidated financial statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(in thousands, except per share data)

	Year ended December 31,
	2012	2011	2010
Revenue	$2,429,983	$2,072,179	$1,822,168
Cost of sales, including cost of warehousing, distribution and occupancy	1,500,245	1,318,346	1,179,886

Gross profit	929,738	753,833	642,282
Compensation and related benefits	314,311	291,268	273,797
Advertising and promotion	62,267	52,924	51,707
Other selling, general and administrative	123,484	113,477	100,687
Foreign currency (gain) loss	(90)	121	(296)
Transaction and strategic alternative related costs	1,926	13,536	3,981

Operating income	427,840	282,507	212,406
Interest expense, net (Note 8)	47,556	74,903	65,376

Income before income taxes	380,284	207,604	147,030
Income tax expense (Note 4)	140,088	75,271	50,463

Net income	$240,196	$132,333	$96,567

Income per share—Basic and Diluted:
Net income	$240,196	$132,333	$96,567
Preferred stock dividends	—	(4,726)	(20,606)

Net income available to common shareholders	$240,196	$127,607	$75,961

Earnings per share:
Basic	$2.32	$1.27	$0.87
Diluted	$2.29	$1.24	$0.85
Weighted average common shares outstanding:
Basic	103,503	100,261	87,339
Diluted	104,911	103,010	88,917
Dividends declared per share	$0.44	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(in thousands)

	Year ended December 31,
	2012	2011	2010
Net income	$240,196	$132,333	$96,567
Other comprehensive income:
Unrealized gains on derivatives and qualified as cash flow hedges, net of tax of $0, $2,718 and $2,625 for the years ended December 31, 2012, 2011 and 2010, respectively	—	4,751	4,585
Foreign currency translation adjustments	323	(747)	1,334

Other comprehensive income	323	4,004	5,919

Comprehensive income	$240,519	$136,337	$102,486

The accompanying notes are an integral part of the consolidated financial statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

(in thousands, includes per share data)

	Common Stock
	Class A		Class B					Accumulated Other Comprehensive Income/(Loss)
					Treasury Stock	Paid-in- Capital	Retained Earnings		Total Stockholders' Equity
	Shares	Dollars	Shares	Dollars
Balance at December 31, 2009	59,170	$60	28,169	$28	$(2,474)	$448,556	$95,263	$(7,199)	$534,234

Comprehensive income						—	96,567	5,919	102,486
Issuance of common stock	29	—	—	—	197	3	—	—	200
Preferred stock dividends	—	—	—	—	—	—	(20,606)	—	(20,606)
Non-cash stock-based compensation	—	—	—	—	—	3,169	—	—	3,169

Balance at December 31, 2010	59,199	$60	28,169	$28	$(2,277)	$451,728	$171,224	$(1,280)	$619,483

Comprehensive income	—	—	—	—	—	—	132,333	4,004	136,337
Issuance of common stock	16,000	16	—	—	—	237,237	—	—	237,253
Conversion of Class B stock to Class A stock	26,109	26	(26,109)	(26)	—	—	—	—	—
Purchase of treasury stock	(2,235)	—	—	—	(62,771)	—	—	—	(62,771)
Preferred stock dividends	—	—	—	—	—	—	(4,726)	—	(4,726)
Conversions to common stock	3,912	3	—	—	—	48,951	—	—	48,954
Non-cash stock-based compensation	—	—	—	—	—	3,932	—	—	3,932

Balance at December 31, 2011	102,985	$105	2,060	$2	$(65,048)	$741,848	$298,831	$2,724	$978,462

Comprehensive income	—	—	—	—	—	—	240,196	323	240,519
Conversion of Class B stock to Class A stock	2,060	2	(2,060)	(2)	—	—	—	—	—
Purchase of treasury stock	(9,477)	—	—	—	(358,852)	—	—	—	(358,852)
Common stock dividends ($0.44 per share)	—	—	—	—	—	—	(45,216)	—	(45,216)
Conversions to common stock	3,676	4	—	—	—	63,440	—	—	63,444
Non-cash stock-based compensation	—	—	—	—	—	4,806	—	—	4,806
Other	—	—	—	—	—	—	(1,124)	—	(1,124)

Balance at December 31, 2012	99,244	$111	—	$—	$(423,900)	$810,094	$492,687	$3,047	$882,039

The accompanying notes are an integral part of the consolidated financial statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$240,196	$132,333	$96,567
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on early extinguishment of debt	1,343	19,855	—
Depreciation and amortization expense	49,257	46,790	46,993
Amortization of debt costs	2,439	2,756	4,694
Provision for inventory losses	13,067	18,745	16,250
Increase in receivables	(18,756)	(13,300)	(9,707)
Increase in inventory	(77,881)	(56,919)	(26,324)
Decrease (increase) in prepaids and other current assets	3,959	(2,783)	(3,110)
Increase in accounts payable	651	23,243	2,705
Increase in deferred revenue and other current liabilities	16,395	4,934	29,360
Other operating activities	(9,454)	(980)	(15,928)

Net cash provided by operating activities	221,216	174,674	141,500

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(41,930)	(43,817)	(32,522)
Acquisition of LuckyVitamin.com (net of cash acquired)	—	(19,840)	—
Other investing activities	(1,884)	(1,887)	(3,551)

Net cash used in investing activities	(43,814)	(65,544)	(36,073)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid to shareholders	(45,216)	—	—
Payments on long-term debt	(2,689)	(1,355,973)	(1,721)
Proceeds from exercised stock options	25,972	28,550	—
Tax benefit from exercise of stock options	39,834	22,409	—
Repurchase of treasury stock	(359,990)	(61,634)	—
Repurchase of Series A preferred stock	—	(223,107)	—
Net proceeds from sale of Class A common stock	—	237,253	233
Proceeds from issuance of long-term debt	199,000	1,196,200	—
Deferred financing fees	(1,335)	(17,346)	—
Other financing activities	(2,500)	—	—

Net cash used in financing activities	(146,924)	(173,648)	(1,488)

Effect of exchange rate on cash and cash equivalents	(375)	(946)	15

Net increase (decrease) in cash and cash equivalents	30,103	(65,464)	103,954
Beginning balance, cash and cash equivalents	128,438	193,902	89,948

Ending balance, cash and cash equivalents	$158,541	$128,438	$193,902

Supplemental Cash Flow Information
Income Taxes Paid	$102,335	$51,088	$50,834
Interest Paid	$45,088	$64,122	$61,862

The accompanying notes are an integral part of the consolidated financial statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF BUSINESS

        General Nature of Business.    GNC Holdings, Inc., formerly GNC Acquisition Holdings Inc., a Delaware corporation ("Holdings," and collectively with its subsidiaries and, unless the context requires otherwise, its and their respective predecessors, the "Company"), is a global specialty retailer of health and wellness products, which include: vitamins, minerals and herbal supplements, sports nutrition products, diet products and other wellness products.

        The Company is vertically integrated as its operations consist of purchasing raw materials, formulating and manufacturing products and selling the finished products through its three segments: Retail, Franchising, and Manufacturing/Wholesale. Corporate retail store operations are located in the United States, Canada, and Puerto Rico, and in addition the Company offers products domestically through GNC.com, LuckyVitamin.com and www.drugstore.com. Franchise stores are located in the United States and 54 international countries (including distribution centers where retail sales are made). The Company operates its primary manufacturing facilities in South Carolina and distribution centers in Arizona, Pennsylvania and South Carolina. The Company manufactures the majority of its branded products, but also merchandises various third-party products. Additionally, the Company licenses the use of its trademarks and trade names.

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

        Recent Significant Transactions.    In March 2011, General Nutrition Centers, Inc. ("Centers"), a wholly owned subsidiary of Holdings, entered into a senior credit facility, consisting of a $1.2 billion term loan facility (the "Term Loan Facility") and an $80.0 million revolving credit facility (the "Revolving Credit Facility" and, together with the Term Loan Facility, the "Senior Credit Facility"), and utilized the proceeds to repay all outstanding indebtedness under the 2007 Senior Credit Facility, the Senior Notes, and the Senior Subordinated Notes (the "Refinancing"). Subsequently, the Company completed two amendments to the Term Loan Facility. On August 1, 2012, the Company amended the Term Loan Facility to increase the outstanding borrowings by $200.0 million (the "Incremental Term Loan"). In October 2012, Centers amended the Term Loan Facility to adjust the per annum interest rate to the greater of LIBOR and 1.00%, plus an applicable margin of 2.75% (the "Repricing"). The Refinancing and these amendments are collectively referred to herein as the "Refinancings."

        In April 2011, Holdings consummated an initial public offering (the "IPO") of 25.875 million shares of its Class A common stock, par value $0.001 per share (the "Class A common stock"), at an IPO price of $16.00 per share. The net proceeds from the IPO, together with cash on hand, were used to redeem all outstanding shares of Holdings' Series A preferred stock, par value $0.001 per share (the "Series A preferred stock"), repay approximately $300.0 million of outstanding borrowings under the Term Loan Facility and pay approximately $11.1 million to satisfy obligations under the Management Services Agreement (as defined in Note 18, "Related Party Transactions") and Holdings' Class B common stock, par value $0.001 per share (the "Class B common stock" and, together with the Class A common stock, the "common stock"). Subsequent to the IPO, certain of Holdings' stockholders completed the following registered offerings of Class A common stock:

  •
  in October 2011, 23.0 million shares at $24.75 per share;

  •
  in March 2012, 19.6 million shares at $33.50 per share;

GNC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. NATURE OF BUSINESS (Continued)

  •
  in August 2012, 10.0 million shares at $38.42 per share; and

  •
  in November 2012, 11.7 million shares at $35.20 per share.

        In conjunction with the August 2012 offering, the Company repurchased an additional six million shares of Class A common stock from one of its stockholders as part of a share repurchase program. The IPO, the registered offerings listed above, and the repurchase of the six million shares of Class A common stock are collectively referred to herein as the "Offerings."

        On March 19, 2012, Ontario Teachers' Pension Plan ("OTPP") converted all of its shares of Class B common stock into an equal number of shares of Class A common stock. There were no shares of Class B common stock outstanding at December 31, 2012.

        As of December 31, 2012, the Company had completed its approved share repurchase programs for a total of $360.0 million of Class A common stock.

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

GNC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

due from banks for third-party credit and debit cards process within 24-72 hours, and are classified as cash equivalents.

        Receivables, net.    The Company sells product to its franchisees and, to a lesser extent, various third-party customers. Receivables consist principally of trade receivables of $126.0 million and $111.5 million at December 31, 2012 and 2011, respectively, and include unpaid invoices for product sales, franchisee royalties and lease payments. The Company monitors the financial condition of the Company's franchisees and other third-party customers and establishes an allowance for doubtful accounts for balances estimated to be uncollectible. In addition to considering the aging of receivable balances and assessing the financial condition of the Company's franchisees, the Company considers each domestic franchisees' inventory and fixed assets, which the Company can use as collateral in the event of a default by the franchisee. An allowance for international franchisees is calculated based on unpaid, non collateralized amounts associated with their receivable balance. The allowance for doubtful accounts was $2.2 million and $2.3 million at December 31, 2012 and 2011, respectively.

        Inventories.    Inventory components consist of raw materials, work-in-process, finished product and packaging supplies. Inventories are stated at the lower of cost or market on a first in/first out basis ("FIFO"). The Company regularly reviews its inventory levels in order to identify slow moving and short dated products, expected length of time for product sell through and future expiring product and adjusts the carrying value for such inventory to estimated net realizable value.

        Property, Plant and Equipment.    Property, plant and equipment expenditures are recorded at cost. The remaining useful lives range from one year to fifteen years across all asset classes with the exception of buildings, that have useful lives ranging from fifteen to thirty years. Depreciation and amortization are recognized using the straight-line method over the estimated useful life of the property. Fixtures are depreciated over three to fifteen years, and equipment is generally depreciated over ten years. Computer equipment and software costs are generally depreciated over three to five years. Amortization of improvements to retail leased premises is recognized using the straight-line method over the estimated useful life of the improvements, or over the life of the related leases including renewals that are reasonably assured, whichever period is shorter. Buildings are depreciated over thirty years and building improvements are depreciated over the remaining useful life of the building.

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

GNC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        Other Long-Term Assets.    Other long-term assets consist primarily of deferred financing fees and long-term deposits.

        Revenue Recognition.    The Company operates predominantly as a retailer, through company-owned stores, franchise stores and sales through its e-commerce businesses and to a lesser extent through manufacturing and wholesale operations.

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

GNC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        Vendor Allowances.    The Company receives credits as purchase price rebates based on arrangements with certain vendors. The Company also enters into arrangements with certain vendors through which the Company receives rebates for purchases during the year typically based on volume discounts. As the right of offset exists under these arrangements, rebates received under both arrangements are recorded as a reduction in the vendors' accounts payable balances on the balance sheet and represent the estimated amounts due to the Company under the rebate provisions of such contracts. The corresponding rebate income is recorded as a reduction of cost of goods sold based on inventory turnover. The amount recorded as a reduction to cost of goods sold was $81.5 million, $64.7 million and $40.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.

        Distribution and Shipping Costs.    The Company bills franchisees and third-party customers shipping and transportation costs and reflects these charges in revenue. The unreimbursed costs that are associated with these costs are included in cost of sales.

        Research and Development.    Research and development costs arising from internally generated projects are expensed by the Company as incurred. The Company recognized $1.1 million, $0.6 million and $0.5 million for the years ended December 31, 2012, 2011 and 2010, respectively. These costs are included in Other Selling, General, and Administrative costs in the accompanying audited consolidated financial statements.

        Advertising Expenditures.    The Company recognizes advertising, promotion and marketing program costs the first time the advertising takes place with exception to the costs of producing advertising, which are expensed as incurred during production. The Company administers national advertising funds on behalf of its franchisees. In accordance with the franchisee contracts, the Company collects advertising fees from the franchisees and utilizes the proceeds to coordinate various advertising and marketing campaigns. The Company recognized advertising expense of $62.3 million, $52.9 million and $51.7 million for the years ended December 31, 2012, 2011 and 2010, respectively, net of approximately $14.4 million, $12.2 million and $11.0 million in 2012, 2011 and 2010 from the national advertising fund derived from the Company's franchisees, respectively.

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

GNC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        Self-Insurance.    The Company has procured insurance for: (1) general liability; (2) product liability; (3)  directors and officers liability; and (4) property insurance. The Company is self-insured for: (1) medical benefits; (2) physical damage to the Company's tractors, trailers and fleet vehicles for field personnel use; and (3) physical damages that may occur at the corporate store locations. The Company is not insured for certain property and casualty risks due to the Company's assessment of frequency and severity of a loss, the cost of insurance and the overall risk analysis.

        The Company carries product liability insurance with a retention of $4.0 million per claim with an aggregate cap on retained losses of $10.0 million. The Company carries general liability insurance with retention of $250,000 per claim with an aggregate cap on retained losses of $1.0 million. The majority of the Company's workers' compensation and auto insurance policies are in deductible/retrospective plans. The Company reimburses the applicable insurance company for the workers compensation and auto liability claims, subject to a $250,000 and $100,000 loss limit per claim, respectively.

GNC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        As part of the medical benefits program, the Company contracts with national service providers to provide benefits to its employees for all medical, dental, vision and prescription drug services. The Company then reimburses these service providers as claims are processed from Company employees. The Company maintains a specific stop loss provision of $250,000 per individual per plan year with a maximum lifetime benefit limit of $2.0 million per individual. The Company has no additional liability once a participant exceeds the $2.0 million ceiling. The Company's liability for medical claims is included as a component of accrued benefits in Note 7, "Deferred Revenue and Other Current Liabilities," and was $1.9 million as of each of December 31, 2012 and 2011.

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

        Foreign Currency.    For all foreign operations, the functional currency is the local currency. In accordance with the standard on foreign currency matters, assets and liabilities of those operations, denominated in foreign currencies, are translated into U.S. dollars using period-end exchange rates, and income and expenses are translated using the average exchange rates for the reporting period. Gains or losses resulting from foreign currency transactions are included in results of operations. At December 31, 2012 and 2011, foreign currency is the only component of accumulated other comprehensive income.

        Transaction and strategic alternative related costs.    The Company recognizes transaction related costs as expenses in the period incurred. For the years ended December 31, 2012 and 2011, the Company recognized $1.9 million and $13.5 million of expenses, respectively, related to the Offerings and the Refinancings.

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

GNC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Components of gains and losses recorded in the consolidated balance sheet and consolidated income statements for the years ended were as follows:

	Year ended December 31,
	2012	2011
	(in thousands)
Loss recognized in OCI on derivative	$—	$(639)
Reclassified from accumulated OCI into income	—	8,108

Other comprehensive income	$—	$7,469

        During 2011, the Company had interest rate swap agreements outstanding that effectively converted notional amounts of an aggregate $550.0 million of debt from floating to fixed interest rates. The four outstanding agreements were to mature between April 2011 and September 2012. Amounts related to derivatives were reported in accumulated other comprehensive income (loss) and reclassified to interest expense as interest payments were made on the Company's variable-rate debt. In conjunction with the Refinancing, the Company repaid in full the 2007 Senior Credit Facility, its outstanding Senior Notes and its outstanding Senior Subordinated Notes, and the four agreements were settled and terminated for an aggregate cost of $8.7 million, of which $5.8 million was reclassified from accumulated other comprehensive income (loss) to interest expense. No such derivative instruments are currently outstanding.

  Reclassifications

        Certain amounts in the consolidated financial statements of prior year periods have been reclassified to conform to the current period's presentation. These changes were reflected for all periods presented.

  Recently Issued Accounting Pronouncements

        In June 2011, the Financial Accounting Standards Board (the "FASB") issued updated guidance on current other comprehensive income presentation. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of stockholders' equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income that contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. This new guidance is effective for the Company for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company adopted this guidance during the first quarter of 2012. The adoption of this guidance had no material impact on the Company's consolidated financial statements, as it only required a change in the format of presentation.

        In May 2011, the FASB issued changes to conform existing guidance regarding fair value measurement and disclosure between GAAP and International Financial Reporting Standards. These changes both clarify the FASB's intent about the application of existing fair value measurement and disclosure requirements and amend certain principles or requirements for measuring fair value or for disclosing information about fair value measurements. The clarifying changes relate to the application of the highest and best use and valuation premise concepts, measuring the fair value of an instrument classified in a reporting entity's stockholders' equity, and disclosure of quantitative information about unobservable inputs used for Level 3 fair value measurements. The amendments relate to measuring the

GNC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

fair value of financial instruments that are managed within a portfolio; application of premiums and discounts in a fair value measurement; and additional disclosures concerning the valuation processes used and sensitivity of the fair value measurement to changes in unobservable inputs for those items categorized as Level 3, a reporting entity's use of a nonfinancial asset in a way that differs from the asset's highest and best use, and the categorization by level in the fair value hierarchy for items required to be measured at fair value for disclosure purposes only. The Company adopted this guidance during the first quarter of 2012, and it had no material impact on the Company's financial statements.

        In July 2012, the FASB issued an accounting standard that simplifies the impairment test for indefinite-lived intangible assets other than goodwill. The new guidance gives the option to first assess qualitative factors to determine if it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative valuation test. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after September 15, 2012. The Company early adopted this accounting standard in the fourth quarter of 2012 and it did not have a significant impact on its financial statements.

NOTE 3. INVENTORIES, NET

        The net carrying value of inventories consisted of the following:

	December 31,
	2012	2011
	(in thousands)
Finished product ready for sale	$415,096	$354,913
Work-in-process, bulk product and raw materials	70,022	61,684
Packaging supplies	6,481	7,013

Total	$491,599	$423,610

NOTE 4. INCOME TAXES

        Income before income taxes consisted of the following components:

	Year ended December 31,
	2012	2011	2010
	(in thousands)
Domestic	$372,669	$206,971	$146,314
Foreign	7,615	633	716

Total income before income taxes	$380,284	$207,604	$147,030

GNC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4. INCOME TAXES (Continued)

        Income tax expense (benefit) for all periods consisted of the following components:

	Year ended December 31,
	2012	2011	2010
	(in thousands)
Current:
Federal	$117,332	$63,130	$47,483
State	21,099	13,371	10,422
Foreign	5,022	4,091	690

	143,453	80,592	58,595
Deferred:
Federal	(2,238)	(3,310)	(3,747)
State	(1,222)	(1,351)	(4,385)
Foreign	95	(660)	—

	(3,365)	(5,321)	(8,132)

Income tax expense	$140,088	$75,271	$50,463

        The following table summarizes the differences between the Company's effective tax rate for financial reporting purposes and the federal statutory tax rate:

	Year ended December 31,
	2012	2011	2010
Percent of pretax earnings:
Statutory federal tax rate	35.0%	35.0%	35.0%
Increase (reduction) resulting from:
State income tax, net of federal tax benefit	3.2%	3.0%	0.9%
Other permanent differences	0.6%	2.0%	0.8%
International operations, net of foreign tax credits	(0.1)%	(1.6)%	0.1%
Federal tax credits and income deductions	(2.1)%	(2.4)%	(4.1)%
Tax impact of uncertain tax positions and other	0.2%	0.3%	1.6%

Effective income tax rate	36.8%	36.3%	34.3%

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

GNC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4. INCOME TAXES (Continued)

        Significant components of the Company's deferred tax assets and liabilities consisted of the following:

	December 31,
	2012			2011
	(in thousands)
	Assets	Liabilities	Net	Assets	Liabilities	Net
Deferred tax:
Current assets (liabilities):
Operating reserves	$4,507	$—	$4,507	$4,292	$—	$4,292
Deferred revenue	2,377	—	2,377	2,278	—	2,278
Prepaid expenses	—	(3,901)	(3,901)	—	(5,384)	(5,384)
Accrued worker compensation	2,436	—	2,436	2,358	—	2,358
Other	3,028	(3,182)	(154)	2,033	(3,581)	(1,548)

Total current	$12,348	$(7,083)	$5,265	$10,961	$(8,965)	$1,996
Non-current assets (liabilities):
Intangibles	$—	$(318,429)	$(318,429)	$—	$(314,829)	$(314,829)
Fixed assets	14,809	—	14,809	12,744	—	12,744
Stock compensation	2,711	—	2,711	3,222	—	3,222
Net operating loss carryforwards	7,020	—	7,020	7,581	—	7,581
Other	12,451	—	12,451	10,825	—	10,825
Valuation allowance	(1,765)	—	(1,765)	(2,946)	—	(2,946)

Total non-current	$35,226	$(318,429)	$(283,203)	$31,426	$(314,829)	$(283,403)

Total net deferred taxes	$47,574	$(325,512)	$(277,938)	$42,387	$(323,794)	$(281,407)

        As of December 31, 2012 and 2011, the Company had deferred tax assets relating to state net operating losses ("NOLs") in the amount of $5.9 million and $6.9 million, respectively. As of December 31, 2012 and 2011, a valuation allowance was provided for certain NOLs, as the Company currently believes that these NOLs, with lives ranging from five to twenty years, may not be realizable prior to their expiration. During 2012, 2011 and 2010, the Company recorded a valuation allowance adjustment of $1.2 million, $1.5 million and $3.1 million, respectively, which reduced income tax expense. These valuation allowance adjustments reflect a change in circumstances that caused a change in judgment about the realizability of certain deferred tax assets related to state NOLs.

        The Company does not have any undistributed earnings of international subsidiaries, at December 31, 2012 and 2011, as these subsidiaries are either considered to be a branch for U.S. tax purposes, or have incurred cumulative NOLs.

        In addition, at December 31, 2012 and 2011, the Company had a liability of $12.9 million and $10.6 million, respectively, for unrecognized tax benefits. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. Accrued interest and penalties were $5.7 million and $3.5 million as of December 31, 2012 and 2011, respectively.

        As of December 31, 2012, the Company is not aware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

GNC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4. INCOME TAXES (Continued)

        Holdings files a consolidated federal tax return and various consolidated and separate tax returns as prescribed by the tax laws of the state and local jurisdictions in which it and its subsidiaries operate. The Company's 2010 federal income tax return is currently under examination by the IRS. The Company has various state and local jurisdiction tax years open to examination (earliest open period 2004), and the Company also has certain state and local jurisdictions currently under audit. As of December 31, 2012, the Company believes that it is appropriately reserved for any potential federal and state income tax exposures.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2012	2011	2010
	(in thousands)
Balance of unrecognized tax benefits at beginning of period	$10,574	$8,720	$6,776
Additions for tax positions taken during current period	1,215	1,104	1,027
Additions for tax positions taken during prior periods	4,220	750	1,880
Reductions for tax positions taken during prior periods	(1,439)	—	(39)
Settlements	(1,688)	—	(924)

Balance of unrecognized tax benefits at end of period	$12,882	$10,574	$8,720

        At December 31, 2012, the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $12.9 million. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, the Company believes that its unrecognized tax benefits reflect the most likely outcome. The Company adjusts these unrecognized tax benefits, as well as the related interest, in light of changing facts and circumstances. Settlement of any particular position could require the use of cash. Favorable resolution would be recognized as a reduction to its effective income tax rate in the period of resolution.

NOTE 5. GOODWILL, BRANDS, AND OTHER INTANGIBLE ASSETS, NET

        For the years ended December 31, 2012, 2011 and 2010, the Company acquired 29, 30 and 24 franchise stores, respectively. These acquisitions are accounted for utilizing the purchase method of accounting, and the Company records the acquired inventory, fixed assets, franchise rights and goodwill, with an applicable reduction to receivables and cash. For the years ended December 31, 2012, 2011 and 2010, the total purchase prices associated with these acquisitions were $4.4 million, $3.4 million and $2.5 million, respectively, of which $2.1 million, $1.6 million and $0.6 million, respectively, was paid in cash.

        On August 31, 2011, the Company acquired substantially all of the assets and assumed certain liabilities of LuckyVitamin.com, which was accounted for as a business combination. The total purchase price for this acquisition was approximately $19.8 million. Of the purchase price, $11.5 million was allocated to goodwill, $9.6 million was allocated to amortizable intangible assets, $2.6 million was allocated to current assets acquired, $0.7 million was allocated to property and equipment acquired and $3.9 million was allocated to net assumed current liabilities.

        The Company's acquisition of LuckyVitamin.com did not have a material impact on the Company's consolidated financial statements, and therefore pro forma disclosures have not been presented.

GNC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5. GOODWILL, BRANDS, AND OTHER INTANGIBLE ASSETS, NET (Continued)

        The following table summarizes the Company's goodwill activity:

	Retail	Franchising	Manufacturing/ Wholesale	Total
	(in thousands)
Balance at December 31, 2010	$305,097	$117,303	$202,841	$625,241

Acquired franchise stores	1,169	—	—	1,169
Acquisition of LuckyVitamin.com	11,467	—	—	11,467

Balance at December 31, 2011	$317,733	$117,303	$202,841	$637,877

Acquired franchise stores	2,038	—	—	2,038

Balance at December 31, 2012	$319,771	$117,303	$202,841	$639,915

        Intangible assets other than goodwill consisted of the following:

	Retail Brand	Franchise Brand	Operating Agreements	Other Intangibles	Total
	(in thousands)
Balance at December 31, 2010	$500,000	$220,000	$145,623	$1,601	$867,224

Acquired franchise stores	—	—	—	731	731
Acquisition of LuckyVitamin.com	—	—	—	9,600	9,600
Amortization expense	—	—	(6,653)	(1,313)	(7,966)

Balance at December 31, 2011	$500,000	$220,000	$138,970	$10,619	$869,589

Acquired franchise stores	—	—	—	701	701
Amortization expense	—	—	(6,653)	(1,920)	(8,573)

Balance at December 31, 2012	$500,000	$220,000	$132,317	$9,400	$861,717

        The following table reflects the gross carrying amount and accumulated amortization for each major intangible asset:

		December 31, 2012			December 31, 2011
	Weighted- Average Life	Cost	Accumulated Amortization	Carrying Amount	Cost	Accumulated Amortization	Carrying Amount
		(in thousands)
Brands—retail	—	$500,000	$—	$500,000	$500,000	$—	$500,000
Brands—franchise	—	220,000	—	220,000	220,000	—	220,000
Retail agreements	30.2	31,000	(6,249)	24,751	31,000	(5,196)	25,804
Franchise agreements	25.0	70,000	(16,217)	53,783	70,000	(13,417)	56,583
Manufacturing agreements	25.0	70,000	(16,217)	53,783	70,000	(13,417)	56,583
Other intangibles	11.4	10,600	(2,151)	8,449	10,600	(938)	9,662
Franchise rights	3.7	5,134	(4,183)	951	4,433	(3,476)	957

Total	24.5	$906,734	$(45,017)	$861,717	$906,033	$(36,444)	$869,589

GNC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5. GOODWILL, BRANDS, AND OTHER INTANGIBLE ASSETS, NET (Continued)

        The following table represents future estimated amortization expense of intangible assets with finite lives:

Years ending December 31,	Estimated amortization expense
(in thousands)
2013	$8,307
2014	8,136
2015	8,024
2016	7,931
2017	7,884
Thereafter	101,435

Total	$141,717

NOTE 6. PROPERTY, PLANT AND EQUIPMENT, NET

        Property, plant and equipment consisted of the following:

	December 31,
	2012	2011
	(in thousands)
Land, buildings and improvements	$66,119	$63,615
Machinery and equipment	107,664	97,907
Leasehold improvements	102,902	92,649
Furniture and fixtures	79,747	68,481
Software	29,956	25,093
Construction in progress	1,856	3,252

Total property, plant and equipment	$388,244	$350,997
Less: accumulated depreciation	(188,757)	(152,826)

Net property, plant and equipment	$199,487	$198,171

        The Company recognized depreciation expense of property, plant and equipment of $40.7 million, $38.8 million and $39.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.

GNC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7. DEFERRED REVENUE AND OTHER CURRENT LIABILITIES

        Other current liabilities consisted of the following:

	December 31,
	2012	2011
	(in thousands)
Deferred revenue	$41,465	$37,790
Accrued payroll	33,522	28,063
Other current liabilities	41,350	38,672

Total	$116,337	$104,525

        Deferred revenue consists primarily of Gold Card membership fees and gift card deferrals. Other current liabilities consist of the liabilities related to accrued taxes, benefits, workers compensation, accrued interest and other occupancy.

NOTE 8. LONG-TERM DEBT / INTEREST EXPENSE

        Long-term debt consisted of the following:

	December 31,
	2012	2011
	(in thousands)
2011 Senior Credit Facility	$1,096,112	$897,387
Mortgage	2,444	4,135
Capital leases	6	20

Total Debt	$1,098,562	$901,542
Less: current maturities	(3,817)	(1,592)

Long-term Debt	$1,094,745	$899,950

        At December 31, 2012, the Company's total debt principal maturities are as follows:

Years Ending December 31,	Senior Credit Facility(a)	Mortgage Loan/ Capital Leases	Total
	(in thousands)
2013	$2,000	$1,817	$3,817
2014	2,000	633	2,633
2015	2,000	—	2,000
2016	2,000	—	2,000
2017	2,000	—	2,000
2018	1,089,000	—	1,089,000

Total	$1,099,000	$2,450	$1,101,450

(a)
The Senior Credit Facility includes the balance of the initial original issue discount of $2.9 million.

GNC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8. LONG-TERM DEBT / INTEREST EXPENSE (Continued)

        The Company's net interest expense is as follows:

	For the year ended December 31,
	2012	2011	2010
	(in thousands)
Senior Credit Facility:
Term Loan	$41,216	$38,356	$29,185
Revolver	533	598	445
Early extinguishment of debt	1,343	19,855	—
Deferred financing fees amortization	3,920	2,412	4,282
Mortgage	168	766	445
OID amortization	404	344	412
Interest income	(28)	(1,110)	(658)
Senior Notes	—	4,808	19,440
Senior Subordinated Notes	—	3,055	11,825
Termination of interest rate swaps	—	5,819	—

Interest expense, net	$47,556	$74,903	$65,376

        The following is a summary of the Company's debt:

        Senior Credit Facility.    On March 4, 2011, Centers entered into the Senior Credit Facility, consisting of the Term Loan Facility and the Revolving Credit Facility. As of December 31, 2012, the Company believes that it is in compliance with all covenants under the Senior Credit Facility. As of December 31, 2012, $1.1 million of the Revolving Credit Facility was pledged to secure letters of credit. The Senior Credit Facility permits the Company to prepay a portion or all of the outstanding balance without incurring penalties (except London Interbank Offering Rate ("LIBOR") breakage costs). GNC Corporation, the Company's indirect wholly owned subsidiary ("GNC Corporation"), and Centers' existing and future domestic subsidiaries have guaranteed Centers' obligations under the Senior Credit Facility. In addition, the Senior Credit Facility is collateralized by first priority pledges (subject to permitted liens) of Centers' equity interests and the equity interests of Centers' domestic subsidiaries.

        All borrowings under the Term Loan Facility and, initially, borrowings under the Revolving Credit Facility, bear interest, at the Company's option, at a rate per annum equal to (A) the sum of (i) the greatest of (a) the prime rate (as publicly announced by JPMorgan Chase Bank, N.A. as its prime rate in effect), (b) the federal funds effective rate plus 0.50%, (c) one month adjusted LIBOR plus 1.0% and (d) 2.25% plus (ii) the applicable margin of 2.0% or (B) the sum of (i) the greater of (a) adjusted LIBOR or (b) 1.25% plus (ii) the applicable margin of 3.0%. Effective on and after the first date on which quarterly financial statements are delivered to the lenders pursuant to the Senior Credit Facility following the first full quarter ending six months after the closing date of the Senior Credit Facility, borrowings under the Revolving Credit Facility shall have an applicable margin of 1.75% for ABR Loans and 2.75% for Eurodollar Loans provided our consolidated net senior secured leverage ratio is not greater than 3.25 to 1.00 and no event of default exists. In addition to paying interest on outstanding principal under the Senior Credit Facility, the Company is required to pay a commitment fee to the lenders under the Revolving Credit Facility in respect of unutilized revolving loan commitments at a rate of 0.50% per annum, as well as letter of credit fees of 2.75% to lenders and 0.25% to the issuing bank.

GNC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8. LONG-TERM DEBT / INTEREST EXPENSE (Continued)

        On August 1, 2012, Centers amended the Senior Credit Facility by entering in to the Incremental Term Loan. The amendment, among other things, provided additional commitments of $200 million for incremental term loans and amended the restrictive payments covenant of the Senior Credit Facility to permit an additional $50 million of cash dividends that may be paid to GNC Parent LLC ("Parent"), including to fund payments on or in respect of Holdings Class A common stock. All other existing covenants of the Senior Credit facility remained in place.

        On October 2, 2012, Centers amended the Senior Credit Facility by entering into the Repricing. This amendment included changes to ABR, LIBOR, and Applicable Margin rates. At the Company's option, the Company can borrow at a rate per annum equal to (A) the sum of (i) the greatest of (a) the prime rate (as publicly announced by JPMorgan Chase Bank, N.A. as its prime rate in effect), (b) the federal funds effective rate plus 0.50%, (c) one month adjusted LIBOR plus 1.0% and (d) 2.25% with respect to Revolving Credit Facility and 2.00% with respect to Term Loan Facility plus (ii) the applicable margin of 2.0% with respect to Revolving Credit Facility and 1.75% with respect to Term Loan Facility or (B) the sum of (i) the greater of (a) adjusted LIBOR or (b) 1.25% with respect to Revolving Credit Facility and 1.00% with respect to Term Loan Facility plus (ii) the applicable margin of 3.0% with regards to Revolver Credit Facility and 2.75% with respect to Term Loan Facility. As of December 31, 2012, the Company's current interest rate on its Senior Credit Facility is 3.75%, as a result of the interest rate minimum requirement as described above.

        The Senior Credit Facility, including the amendments, contains customary covenants, including incurrence covenants and certain other limitations on the ability of GNC Corporation, Centers, and Centers' subsidiaries to, among other things, make optional payments in respect of other debt instruments, pay dividends or other payments on capital stock, and enter into arrangements that restrict their ability to pay dividends or grant liens. Specifically, the Senior Credit Facility permits Centers and GNC Corporation to make dividend payments to Parent only to the extent of $75 million plus the amount of the Available Basket (as defined in the Senior Credit Facility) at the date of determination. Payment of such dividends is subject to, among other things, Centers and its domestic subsidiaries meeting a senior secured debt ratio of consolidated senior secured debt to consolidated EBITDA (as defined in the Senior Credit Facility) of 4.00 to 1.00. As of December 31, 2012 and 2011, the restricted net assets of consolidated subsidiaries were $640.1 million and $608.7 million, respectively, and the amount of consolidated retained earnings free of restrictions was $241.3 million and $298.8 million, respectively.

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

GNC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8. LONG-TERM DEBT / INTEREST EXPENSE (Continued)

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

NOTE 9. FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS

        The Company adopted the provisions of the standard on fair value measurements and disclosures as of January 1, 2008. This standard defines fair value, establishes a consistent framework for measuring fair value and expands disclosures for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. The standard clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a

GNC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9. FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS (Continued)

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

        The following table presents the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2012 by level within the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
	(in thousands)
Other long-term assets	$—	$4,397	$—

        The following table presents the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2011 by level within the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
	(in thousands)
Other long-term assets	$—	$2,699	$—

        Other long-term assets classified as Level 2 consist of assets related to the Company's non-qualified deferred compensation plan. The assets related to this plan are adjusted based on changes in the fair value of the underlying investments. Since the fair value of the investments is based on quoted prices of similar items in active markets, the assets are classified within Level 2 on the fair value hierarchy.

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

        At December 31, 2012 and 2011, the Company's financial instruments consisted of cash and cash equivalents, receivables, franchise notes receivable, accounts payable, certain accrued liabilities and long-term debt. The carrying amount of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximates their respective fair values because of the short maturities of these instruments. Based on the interest rates currently available and their underlying risk, the carrying value of the franchise notes receivable approximates their fair values. These fair values are reflected net of reserves for uncollectable accounts. As considerable judgment is required to determine these estimates and assumptions, changes in the assumptions or methodologies may have an effect on these estimates. The

GNC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9. FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS (Continued)

Company determined the estimated fair values of its debt by using currently available market information. The fair value of debt would be classified as a Level 2 category on the fair value hierarchy, as defined above. The actual and estimated fair values of the Company's financial instruments are as follows:

	December 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Cash and cash equivalents	$158,541	$158,541	$128,438	$128,438
Receivables, net	129,641	129,641	114,190	114,190
Franchise notes receivable, net	7,589	7,589	6,510	6,510
Accounts payable	125,165	125,165	124,416	124,416
Long-term debt (including current portion)	1,098,562	1,101,309	901,542	892,526

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

GNC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10. LONG-TERM LEASE OBLIGATIONS (Continued)

        The composition of the Company's rental expense included the following components:

	Year ended December 31,
	2012	2011	2010
	(in thousands)
Retail stores:
Rent on long-term operating leases, net of sublease income	$126,411	$120,170	$114,861
Landlord related taxes	18,399	16,940	15,929
Common operating expenses	33,589	31,969	30,402
Percent rent	23,276	20,824	17,903

Total retail stores rent expense	201,675	189,903	179,095
Truck fleet	5,350	4,979	4,491
Other	13,401	11,883	11,557

Total	$220,426	$206,765	$195,143

        Rent on long-term operating leases is net of sublease income of $35.7 million, $33.7 million and $32.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.

        Minimum future obligations for non-cancelable operating leases with initial or remaining terms of at least one year in effect at December 31, 2012 are as follows:

	Company Retail Stores	Franchise Retail Stores	Other	Sublease Income	Total
	(in thousands)
2013	$118,808	$24,925	$8,102	$(24,925)	$126,910
2014	100,418	19,590	6,989	(19,590)	107,407
2015	82,714	15,554	5,291	(15,554)	88,005
2016	67,185	11,437	4,050	(11,437)	71,235
2017	45,378	6,314	847	(6,314)	46,225
Thereafter	72,812	9,212	809	(9,212)	73,621

	$487,315	$87,032	$26,088	$(87,032)	$513,403

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

GNC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11. COMMITMENTS AND CONTINGENCIES (Continued)

        As a manufacturer and retailer of nutritional supplements and other consumer products that are ingested by consumers or applied to their bodies, the Company has been and is currently subjected to various product liability claims. Although the effects of these claims to date have not been material to the Company, it is possible that current and future product liability claims could have a material adverse effect on its business or financial condition, results of operations or cash flows. The Company currently maintains product liability insurance with a deductible/retention of $4.0 million per claim with an aggregate cap on retained loss of $10.0 million. The Company typically seeks and has obtained contractual indemnification from most parties that supply raw materials for its products or that manufacture or market products it sells. The Company also typically seeks to be added, and has been added, as an additional insured under most of such parties' insurance policies. The Company is also entitled to indemnification by Numico for certain losses arising from claims related to products containing ephedra or Kava Kava sold prior to December 5, 2003. However, any such indemnification or insurance is limited by its terms and any such indemnification, as a practical matter, is limited to the creditworthiness of the indemnifying party and its insurer, and the absence of significant defenses by the insurers. The Company may incur material products liability claims, which could increase its costs and adversely affect its reputation, revenue and operating income.

        Hydroxycut Claims.    On May 1, 2009, the FDA issued a warning on several Hydroxycut-branded products manufactured by Iovate Health Sciences U.S.A., Inc. ("Iovate"). The FDA warning was based on 23 reports of liver injuries from consumers who claimed to have used the products between 2002 and 2009. As a result, Iovate voluntarily recalled 14 Hydroxycut-branded products.

        Following the recall, the Company was named, among other defendants, in approximately 94 lawsuits related to Hydroxycut-branded products in 13 states. Iovate previously accepted the Company's tender request for defense and indemnification under its purchasing agreement with the Company and, as such, Iovate has accepted the Company's request for defense and indemnification in the Hydroxycut matters. The Company's ability to obtain full recovery in respect of any claims against the Company in connection with products manufactured by Iovate under the indemnity is dependent on Iovate's insurance coverage, the creditworthiness of its insurer, and the absence of significant defenses by such insurer. To the extent the Company is not fully compensated by Iovate's insurer, it can seek recovery directly from Iovate. The Company's ability to fully recover such amounts may be limited by the creditworthiness of Iovate.

        As of December 31, 2012, there were 73 pending lawsuits related to Hydroxycut in which the Company had been named: 67 individual, largely personal injury claims and six putative class action cases, generally inclusive of claims of consumer fraud, misrepresentation, strict liability and breach of warranty. During the fiscal year ending December 31, 2012, ten personal injury claims settled and these settlements did not result in any payment by the Company. As any liabilities that may arise from these matters are not probable or reasonably estimable at this time, no liability has been accrued in the accompanying financial statements.

        By court order dated October 6, 2009, the United States Judicial Panel on Multidistrict Litigation consolidated pretrial proceedings of many of the pending actions in the Southern District of California (In re: Hydroxycut Marketing and Sales Practices Litigation, MDL No. 2087).

        Pro-Hormone/Androstenedione Cases.    The Company has been defending lawsuits (the "Andro Actions") in New Jersey, New York and Pennsylvania relating to the sale by the Company of certain nutritional products, between 1999 and 2004, alleged to contain the ingredients commonly known as Androstenedione, Androstenediol, Norandrostenedione, and Norandrostenediol (collectively, "Andro

GNC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11. COMMITMENTS AND CONTINGENCIES (Continued)

Products"). In each of the Andro Actions, plaintiffs sought to certify a class and obtain damages on behalf of the class representatives and all those similarly-situated who purchased from the Company certain nutritional supplements alleged to contain one or more Andro Products. The Andro Actions pending in New Jersey and Pennsylvania were dismissed during the fiscal year ending December 31, 2011. Opposing counsel in the Andro Actions in New Jersey agreed to dismiss that action during the fiscal year ending December 31, 2012. The Company no longer believes the Andro Actions are a material contingency.

        California Wage and Break Claim.    On November 4, 2008, 98 plaintiffs filed individual claims against the Company in the Superior Court of the State of California for the County of Orange, which was removed to the U.S. District Court, Central District of California on February 17, 2009. Each of the plaintiffs had previously been a member of a purported class in a lawsuit filed against the Company in 2007 and resolved in September 2009. The plaintiffs allege that they were not provided all of the rest and meal periods to which they were entitled under California law, and further allege that the Company failed to pay them split shift and overtime compensation to which they were entitled under California law. Discovery in this case is ongoing and the Company is vigorously defending these matters. The court has developed a mediation procedure for handling the pending claims and has ordered the parties to mediate with small groups of plaintiffs and stayed the case as to the plaintiffs not participating in the mediations. The first of the mediation sessions occurred February 10, 2010 and March 4, 2010 and did not result in any settlements. Discovery has been completed for the first small group of cases and an April 2013 trial is scheduled for those cases. As any liabilities that may arise from these matters are not probable or reasonably estimable at this time, no liability has been accrued in the accompanying financial statements.

        On July 21, 2011, Charles Brewer, on behalf of himself and all others similarly situated, sued General Nutrition Corporation in federal court, alleging state and federal wage and hour claims (U.S. District Court, Northern District of California, Case No. 11CV3587). On October 7, 2011, plaintiff filed an eight-count amended complaint alleging, inter alia, meal, rest break and overtime violations. On October 21, 2011, the Company filed a motion to dismiss the complaint and on December 14, 2011 the court dismissed count six (the federal overtime claim) giving plaintiffs an opportunity to amend the complaint within thirty days. On January 13, 2012, plaintiff filed a Second Amended complaint. On September 18, 2012, Plaintiff filed a Motion for Conditional Certification and on January 7, 2013, the Court conditionally certified a Fair Labor Standards Act class with respect to one of Plaintiff's claims. As any liabilities that may arise from these matters are not probable or reasonably estimable at this time, no liability has been accrued in the accompanying financial statements.

        On February 29, 2012, former Senior Store Manager, Elizabeth Naranjo, individually and on behalf of all others similarly situated sued General Nutrition Corporation in the Superior Court of the State of California for the County of Alameda (Case No. RG 12619626). The complaint contains eight causes of action, alleging, inter alia, meal, rest break, and overtime violations. As any liabilities that may arise from these matters are not probable or reasonably estimable at this time, no liability has been accrued in the accompanying financial statements.

        FLSA Matters.    On June 29, 2010, Dominic Vargas and Anne Hickok, on behalf of themselves and all others similarly situated, sued General Nutrition Corporation and the Company in federal court (U.S. District Court, Western District of Pennsylvania, Case No. 2:05-mc-02025). The two-count complaint alleges, generally, that plaintiffs were required to perform work on an uncompensated basis and that the Company failed to pay overtime for such work. The second count of the complaint alleges the Company retaliated against plaintiffs when they complained about the overtime policy. The Company filed a motion

GNC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11. COMMITMENTS AND CONTINGENCIES (Continued)

to dismiss count II of the Complaint and on January 6, 2011 the court granted the motion. In fall, 2011, plaintiffs filed their Motion for Class Certification. On August 16, 2012, the Court ruled on the motion, granting in part and denying in part, the motion. Class notice was mailed to putative class members in November 2012 and following the conclusion of the opt-in period, discovery will take place regarding opt-in plaintiffs. As any liabilities that may arise from this case are not probable or reasonably estimable at this time, no liability has been accrued in the accompanying financial statements.

Commitments

        The Company maintains certain purchase commitments with various vendors to ensure its operational needs are fulfilled. As of December 31, 2012, future purchase commitments consisted of $3.7 million. Other commitments related to the Company's business operations cover varying periods of time and are not significant. All of these commitments are expected to be fulfilled with no adverse consequences to the Company's operations of financial condition.

Environmental Compliance

        In March 2008, the South Carolina Department of Health and Environmental Control (the "DHEC") requested that the Company investigate contamination associated with historical activities at its South Carolina facility. These investigations have identified chlorinated solvent impacts in soils and groundwater that extend offsite from the facility. The Company entered into a Voluntary Cleanup Contract with the DHEC regarding the matter on September 24, 2012. Pursuant to such contract, the Company will submit a plan for additional investigations to the DHEC and will implement the plan upon DHEC's approval. After the Company completes the investigations to understand the extent of the chlorinated solvent impacts, the Company will develop appropriate remedial measures for DHEC approval. At this stage of the investigation, however, it is not possible to estimate the timing and extent of any remedial action that may be required, the ultimate cost of remediation, or the amount of the Company's potential liability.

        In addition to the foregoing, the Company is subject to numerous federal, state, local and foreign environmental and health and safety laws and regulations governing its operations, including the handling, transportation and disposal of the Company's non-hazardous and hazardous substances and wastes, as well as emissions and discharges from its operations into the environment, including discharges to air, surface water and groundwater. Failure to comply with such laws and regulations could result in costs for remedial actions, penalties or the imposition of other liabilities. New laws, changes in existing laws or the interpretation thereof, or the development of new facts or changes in their processes could also cause the Company to incur additional capital and operating expenditures to maintain compliance with environmental laws and regulations and environmental permits. The Company is also subject to laws and regulations that impose liability and cleanup responsibility for releases of hazardous substances into the environment without regard to fault or knowledge about the condition or action causing the liability. Under certain of these laws and regulations, such liabilities can be imposed for cleanup of previously owned or operated properties, or for properties to which substances or wastes that were sent in connection with current or former operations at its facilities. The presence of contamination from such substances or wastes could also adversely affect the Company's ability to sell or lease its properties, or to use them as collateral for financing. From time to time, the Company has incurred costs and obligations for correcting environmental and health and safety noncompliance matters and for remediation at or relating to certain of the Company's properties or properties at which the Company's waste has been disposed. However, compliance with the provisions of national, state and local environmental laws and regulations has not had

GNC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11. COMMITMENTS AND CONTINGENCIES (Continued)

a material effect upon the Company's capital expenditures, earnings, financial position, liquidity or competitive position. The Company believes it has complied with, and is currently complying with, its environmental obligations pursuant to environmental and health and safety laws and regulations and that any liabilities for noncompliance will not have a material adverse effect on its business, financial performance or cash flows. However, it is difficult to predict future liabilities and obligations, which could be material.

NOTE 12. PREFERRED STOCK

        Holdings is authorized to issue up to 60.0 million shares of preferred stock, par value $0.001 per share. No shares of preferred stock were outstanding as of December 31, 2012 and 2011.

NOTE 13. STOCKHOLDERS' EQUITY

Common Stock

        Holdings has authorized 330.0 million shares of common stock, of which 300.0 million shares are designated as Class A common stock and 30.0 million shares are designated as Class B common stock. The shares are identical in all respects to rights and privileges except that shares of Class B common stock do not entitle their holders to vote for the election or removal of directors. The shares of Class B common stock are convertible into Class A common stock, in whole or in part, at any time and from time to time at the option of the holder, on the basis of one share of Class A common stock for each share of Class B common stock. A holder of Class B common stock would have, upon conversion of its shares of Class B common stock into shares of Class A common stock, one vote per share of Class A common stock held on all matters submitted to a vote of the Company's stockholders.

        The shares of Class A common stock are convertible into Class B common stock, in whole or in part, at any time and from time to time at the option of the holder, provided such holder is a holder of Class B common stock, on the basis of one share of Class B common stock for each share Class A common stock.

        At December 31, 2012, there were 99.2 million shares of Class A common stock outstanding. There were no shares of Class B common stock outstanding at December 31, 2012.

        The Company periodically evaluates various options for the use of its capital, including the issuance of dividends and repurchase of common stock.

Earnings Per Share

        The following table represents the Company's basic and dilutive weighted average shares:

	Year ended December 31,
	2012	2011	2010
	(in thousands)
Basic weighted average shares	103,503	100,261	87,339
Effect of dilutive employee stock-based compensation awards	1,408	2,749	1,578

Diluted weighted averages shares	104,911	103,010	88,917

GNC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13. STOCKHOLDERS' EQUITY (Continued)

        Unexercised stock options of 0.4 million, 2.0 million, and 7.8 million shares for the years ended December 31, 2012, 2011 and 2010, respectively, were not included in the computation of diluted earnings per share because the impact of applying the treasury stock method to these options was anti-dilutive.

NOTE 14. STOCK-BASED COMPENSATION PLANS

        The Company has outstanding stock-based compensation awards that were granted by the Compensation Committee (the "Compensation Committee") of Holdings' board of directors under the following two stock-based employee compensation plans:

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

        The Company utilizes the Black Scholes model to calculate the fair value of options under both the 2011 Stock Plan and the 2007 Stock Plan. The resulting compensation cost is recognized in the Company's financial statements over the option vesting period. The Company recognized $4.8 million, $3.9 million and $3.2 million of non-cash stock-based compensation expense for the year ended December 31, 2012, 2011 and 2010, respectively. At December 31, 2012, there was approximately $14.5 million of total unrecognized compensation cost related to non-vested stock-based compensation for all awards previously made that are expected to be recognized over a weighted average period of approximately 1.8 years.

GNC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14. STOCK-BASED COMPENSATION PLANS (Continued)

        During the year ended December 31, 2012 the total intrinsic value of awards exercised was $101.8 million and the total amount of cash received from the exercise of options was $26.0 million. The tax impact associated with the exercise of awards for the year ended December 31, 2012 was a benefit of $39.8 million which was recorded to additional capital.

        During the year ended December 31, 2011 the total intrinsic value of awards exercised was $60.9 million and the total amount of cash received from the exercise of options was $28.5 million. The tax impact associated with the exercise of awards for the year ended December 31, 2011 was a benefit of $22.4 million and was recorded to additional capital. During 2010, an immaterial amount of options was exercised.

        The following table sets forth a summary of stock options under all plans for the year ended December 31, 2012 :

	Total Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding at December 31, 2011	6,673,054	$11.46
Granted	400,226	35.90
Exercised	(3,675,374)	7.10
Forfeited	(238,364)	20.31

Outstanding at December 31, 2012	3,159,542	$18.96	6.1	$46,317

Exercisable at December 31, 2012	1,133,020	$11.84	5.3	$24,298

        As of December 31, 2012, the weighted average remaining contractual life of outstanding options was 2.1 years. At December 31, 2012, the weighted average remaining contractual life of exercisable options was 5.3 years. The weighted average fair value of options granted during 2012, 2011 and 2010 was $10.38, $7.23, and $2.65, respectively.

        The Black-Scholes model utilizes the following assumptions in determining a fair value: price of underlying stock, award exercise price, expected term, risk-free interest rate, expected dividend yield and expected stock price volatility over the award's expected term. Due to the utilization of these assumptions, the existing models do not necessarily represent the definitive fair value of awards for future periods. As the IPO occurred during the second quarter of 2011, the option term has been estimated by considering both the vesting period, which typically for both plans has been five or four years, and the contractual term, which historically has been either seven or ten years. Prior to the IPO, the fair value of the Class A common stock was estimated based upon the net enterprise value of the Company, discounted to reflect the lack of liquidity and control associated with the stock. Since the consummation of the IPO, the fair value of the stock has been based upon the closing price of the Class A common stock as reported on the New York Stock Exchange. Volatility is estimated based upon the Company utilizing its current peer group average.

GNC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14. STOCK-BASED COMPENSATION PLANS (Continued)

        The assumptions used in the Company's Black Scholes valuation related to stock option grants made during each period below were as follows:

	Year ended December 31,
	2012	2011	2010
Dividend yield	1.2%-1.4%	0.00%	0.00%
Expected option life	4.8-5.0 years	4.5-7.0 years	7.5 years
Volatility factor percentage of market price	40.0%-40.7%	38.5%-39.2%	31.5%-33.00%
Discount rate	0.6%-0.9%	1.5%-2.9%	2.49%-3.28%

        The following table sets forth a summary of restricted stock units granted under the 2011 Stock Plan and related information for the year ended December 31, 2012:

	Restricted Stock	Weighted Average Grant- Date Fair Value	Restricted Stock Units	Weighted Average Grant- Date Fair
Outstanding at December 31, 2011	138,119	$22.35	—	$—
Granted	14,679	37.25	171,937	36.16
Vested	(1,545)	39.06	—	—
Forfeited	(27,312)	20.84	—	—

Outstanding at December 31, 2012	123,941	$24.24	171,937	$36.16

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

        The Company made cash contributions to the 401(k) plan of $1.5 million, $1.3 million and $1.3 million for the years ended December 31, 2012, 2011 and 2010, respectively. In addition, the Company made a discretionary match for the 2010 plan year of $0.9 million in March 2011, for the 2011 plan year of

GNC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15. RETIREMENT PLANS (Continued)

$1.3 million in February 2012, and for the 2012 plan year will make a cash contribution of $1.5 million in February 2013.

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

GNC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16. SEGMENTS (Continued)

        The following table represents key financial information of the Company's segments:

	December 31,
	2012	2011	2010
	(in thousands)
Revenue:
Retail	$1,785,001	$1,518,494	$1,344,358
Franchise	408,108	334,792	293,549
Manufacturing/Wholesale:
Intersegment revenues	263,177	224,127	209,465
Third Party	236,874	218,893	184,261

Sub total Manufacturing/Wholesale	500,051	443,020	393,726
Sub total segment revenues	2,693,160	2,296,306	2,031,633
Elimination of intersegment revenues	(263,177)	(224,127)	(209,465)

Total revenue	$2,429,983	$2,072,179	$1,822,168

Operating income:
Retail	$346,420	$243,506	$181,873
Franchise	136,463	111,261	93,821
Manufacturing/Wholesale	95,462	82,185	69,421
Unallocated corporate and other costs:
Warehousing and distribution costs	(63,297)	(60,539)	(54,983)
Corporate costs	(87,208)	(93,906)	(77,726)

Sub total unallocated corporate and other costs	(150,505)	(154,445)	(132,709)

Total operating income	427,840	282,507	212,406
Interest expense, net	47,556	74,903	65,376

Income before income taxes	380,284	207,604	147,030
Income tax expense	140,088	75,271	50,463

Net income	$240,196	$132,333	$96,567

GNC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16. SEGMENTS (Continued)

	December 31
	2012	2011	2010
	(in thousands)
Depreciation and amortization:
Retail	$28,309	$25,982	$26,241
Franchise	3,052	2,873	3,044
Manufacturing / Wholesale	11,490	11,585	11,407
Corporate / Other	6,406	6,350	6,301

Total depreciation and amortization	$49,257	$46,790	$46,993

Capital expenditures:
Retail	$27,249	$29,331	$23,263
Franchise	91	684	50
Manufacturing / Wholesale	8,032	7,534	4,318
Corporate / Other	6,558	6,268	4,891

Total capital expenditures	$41,930	$43,817	$32,522

Total assets
Retail	$1,412,325	$1,339,325	$1,272,541
Franchise	506,021	491,008	477,230
Manufacturing / Wholesale	417,945	410,171	410,832
Corporate / Other	215,749	189,083	264,480

Total assets	$2,552,040	$2,429,587	$2,425,083

Geographic areas
Total revenues:
United States	$2,311,832	$1,972,121	$1,727,489
Foreign	118,151	100,058	94,679

Total revenues	$2,429,983	$2,072,179	$1,822,168

Long-lived assets:
United States	$213,208	$196,176	$188,988
Foreign	8,447	9,251	10,207

Total long-lived assets	$221,655	$205,427	$199,195

GNC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16. SEGMENTS (Continued)

        The following table represents sales by general product category. The category "Other Wellness Products" includes other wellness products sales from the Company's point of sales system and certain required accounting adjustments of $8.1 million, $2.2 million and $6.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.

	December 31,
	2012	2011	2010
	(in thousands)
U.S Retail Product Categories:
VMHS	$624,647	$542,575	$496,093
Sports Nutrition Products	686,208	621,751	531,269
Diet Products	192,335	139,612	122,259
Other Wellness Products	113,930	101,957	100,058

Total U.S. Retail revenues	1,617,120	1,405,895	1,249,679
Canada retail revenues(1)	111,230	98,102	94,679
LuckyVitamin.com revenues(2)	56,651	14,497	—

Total Retail Revenue	$1,785,001	$1,518,494	$1,344,358

(1)
Canada sales are presented in total not by category as product sales for Canada are managed in local currency.

(2)
LuckyVitamin.com sales categories are not consistent with the point of sale categories, and as such are excluded from the above categories and presented in total.

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

        Once the franchise store is opened, transferred or renewed, the Company has no further obligations under these fees to the franchisee. Therefore, all initial, transfer and renewal franchise fee revenue is recognized in the period in which a franchise store is opened, transferred or date the contract period is

GNC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17. FRANCHISE REVENUE (Continued)

renewed. The Company recognized initial franchise fees of $4.0 million, $3.0 million, and $2.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.

        The following is a summary of the Company's franchise revenue by type:

	Year ended December 31,
	2012	2011	2010
	(in thousands)
Product sales	$340,574	$275,026	$241,932
Royalties	53,047	46,507	38,722
Franchise fees	7,024	5,585	5,646
Other	7,463	7,674	7,249

Total franchise revenue	$408,108	$334,792	$293,549

NOTE 18. RELATED PARTY TRANSACTIONS

        ACOF Management Services Agreement    In connection with the Merger, on March 16, 2007, we entered into a Management Services Agreement (the "Management Services Agreement") with ACOF Operating Manager II, L.P. ("ACOF Operating Manager"), an affiliate of Ares Corporate Opportunities Fund II, L.P. ("Ares"), which was terminated upon the consummation of the IPO. The Management Services Agreement provided for an annual management fee of $0.8 million, payable quarterly and in advance to ACOF Operating Manager, on a pro rata basis, until the tenth anniversary from March 16, 2007 plus any one-year extensions (which extensions occurred automatically on each anniversary date of March 16, 2007), as well as reimbursements for ACOF Operating Manager's, and its affiliates', out-of-pocket expenses in connection with the management services provided under the Management Services Agreement. For the fiscal year ended December 31, 2011, $0.2 million was paid to ACOF Operating Manager in accordance with the terms of the Management Services Agreement.

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

        Special Dividend    Prior to the consummation of the IPO, OTPP, as the holder of Class B common stock, was entitled to receive ratably an annual special dividend payment equal to an aggregate amount of $0.8 million per year when, as and if declared by the board of directors, for a period of ten years commencing on March 16, 2007 (the "Special Dividend Period"). The special dividend payment was payable in equal quarterly installments on the first day of each quarter commencing on April 1, 2007. For the fiscal year ended December 31, 2011, $0.2 million was paid to OTPP as a special dividend pursuant to the obligations under our Class B common stock.

        Upon the consummation of the IPO, OTPP's right to receive the special dividend payments was terminated and OTPP received, in lieu of quarterly payments of the special dividend payments, an automatic payment equal to the net present value of the aggregate amount of the special dividend payments that would have been payable to OTPP during the remainder of the Special Dividend Period,

GNC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18. RELATED PARTY TRANSACTIONS (Continued)

calculated in good faith by the board of directors. The amount of such payment was $5.6 million. No further special dividend payments will be made. On March 19, 2012, OTPP converted all of its shares of Class B common stock into an equal number of shares of Class A common stock. There were no shares of Class B common stock outstanding at December 31, 2012.

        Lease Agreements.    At December 31, 2012, General Nutrition Centres Company, the Company's wholly owned subsidiary, was party, as lessee, to 16 lease agreements with Cadillac Fairview Corporation ("Cadillac Fairview"), as lessor, and 1 lease agreement with Ontrea, Inc. ("Ontrea"), as lessor, with respect to properties located in Canada. Each of Cadillac Fairview and Ontrea is a direct wholly owned subsidiary of OTPP. For the years ended December 31, 2012, 2011 and 2010, the Company paid $2.4 million, $2.4 million and $2.6 million, respectively, under the lease agreements with Cadillac Fairview, and $0.2 million in each such year under the lease agreement with Ontrea. As of December 31, 2012, the aggregate future minimum lease payments under the lease agreements with Cadillac Fairview and Ontrea were $9.0 and $0.7 million, respectively. Each lease was negotiated in the ordinary course of business on an arm's length basis.

        Share Repurchase.    On August 9, 2012, in conjunction with the August 2012 Offering, the Company entered into an agreement to repurchase six million shares of common stock directly from Ares at a price of $38.42 per share. The Company funded this repurchase from borrowings under the Incremental Term Loan, together with cash on hand.

NOTE 19. QUARTERLY FINANCIAL INFORMATION

        The following table summarizes the Company's 2012 and 2011 quarterly results:

	Three months ended (unaudited)				Year ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012	December 31, 2012
	($ in thousands, except per share $)
Total revenue	$624,272	$619,081	$621,607	$565,023	$2,429,983
Gross profit	240,709	239,437	235,214	214,377	929,738
Operating income	112,069	117,060	111,177	87,533	427,840
Net income	63,857	66,671	62,229	47,438	240,196
Weighted average shares outstanding:
Basic	105,805	106,517	102,541	99,205	103,503
Diluted	107,746	107,927	103,721	100,119	104,911
Earnings per share:
Basic	$0.60	$0.63	$0.61	$0.48	$2.32
Diluted	$0.59	$0.62	$0.60	$0.47	$2.29

GNC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19. QUARTERLY FINANCIAL INFORMATION (Continued)

	Three months ended (unaudited)				Year ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011	December 31, 2011
	($ in thousands, except per share $)
Total revenue	$506,008	$518,535	$538,028	$509,608	$2,072,179
Gross profit	183,847	190,917	194,899	184,170	753,833
Operating income	57,689	72,697	82,600	69,521	282,507
Net income	9,923	36,004	48,663	37,743	132,333
Weighted average shares outstanding:
Basic	87,367	102,723	104,390	106,309	100,261
Diluted	90,088	105,908	107,351	109,116	103,010
Earnings per share:
Basic	$0.07	$0.35	$0.47	$0.36	$1.27
Diluted	$0.06	$0.34	$0.45	$0.35	$1.24

        The sum of the quarterly amounts may not equal the annual amounts due to rounding.

NOTE 20. SUBSEQUENT EVENTS

        On February 14, 2013, the Company announced that its board of directors authorized and declared a cash dividend for the first quarter of 2013 of $0.15 per share of common stock, payable on or about March 29, 2013 to stockholders of record as of the close of business on March 15, 2013.

        On February 14, 2013, the Company announced that its board of directors authorized a program to repurchase up to an aggregate $250 million of the Company's Class A common stock.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

Item 9A.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act has been appropriately recorded, processed, summarized and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our CEO and CFO have concluded that, as of December 31, 2012, our disclosure controls and procedures are effective at the reasonable assurance level.

Management's Annual Report on Internal Control Over Financial Reporting

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

        Our management, with the participation of our CEO and CFO, has assessed the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management has concluded that, as of December 31, 2012, our internal control over financial reporting was effective based on that framework.

        Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2012, as stated in their report, which is included in Item 8, "Financial Statements and Supplementary Data" of this Annual Report.

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    OTHER INFORMATION.

        None.

 PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Information with respect to this Item will be included in our definitive Proxy Statement to be filed with respect to our 2013 Annual Meeting to be held on May 23, 2013, which is incorporated herein by reference.

Item 11.    EXECUTIVE COMPENSATION

        Information with respect to this Item will be included in our definitive Proxy Statement to be filed with respect to our 2013 Annual Meeting to be held on May 23, 2013, which is incorporated herein by reference, under the captions "Director Compensation," "Executive Compensation" and "Compensation Discussion and Analysis;" provided, however, that the subsection entitled "Executive Compensation—Compensation Committee Report" shall not be deemed to be incorporated by reference.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Information with respect to this Item will be included in our definitive Proxy Statement to be filed with respect to our 2013 Annual Meeting to be held on May 23, 2013, which is incorporated herein by reference.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

        Information with respect to this Item will be included in our definitive Proxy Statement to be filed with respect to our 2013 Annual Meeting to be held on May 23, 2013, which is incorporated herein by reference, under the captions "Certain Relationships and Related Transactions," and "Other Board Information—Director Independence."

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

        Information with respect to this Item will be included in our definitive Proxy Statement to be filed with respect to our 2013 Annual Meeting to be held on May 23, 2013, which is incorporated herein by reference.

 PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)
Documents filed as part of this Annual Report:

(1)
Financial statements filed in Part II, Item 8 of this Annual Report:

•
Report of Independent Registered Public Accounting Firm

•
Consolidated Balance Sheets

      As of December 31, 2012 and December 31, 2011

    •
    Consolidated Statements of Income

      For the years ended December 31, 2012, 2011 and 2010

    •
    Consolidated Statements of Comprehensive Income

      For the years ended December 31, 2012, 2011 and 2010

    •
    Consolidated Statements of Stockholders' Equity

      For the years ended December 31, 2012, 2011 and 2010

    •
    Consolidated Statements of Cash Flows

      For the years ended December 31, 2012, 2011 and 2010

    •
    Notes to Consolidated Financial Statements

  (2)
  Financial statement schedules:

 SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF GNC HOLDINGS, INC.

GNC HOLDINGS, INC.
Parent Company Only
Balance Sheets
(in thousands)

	December 31,
	2012	2011
Current assets:
Cash and cash equivalents	$880	$32,989
Prepaids and other current assets	70	1

Total current assets	950	32,990
Long-term assets:
Intercompanies	3,079	4,115
Investment in subsidiaries	963,883	1,028,074
Other long-term assets	—	—

Total long-term assets	966,962	1,032,189

Total assets	$967,912	$1,065,179

Current liabilities:
Accounts payable	$73	$1
Deferred revenue and other current liabilities	330	1,246

Total current liabilities	403	1,247

Intercompany loan	85,470	85,470

Total liabilities	85,873	86,717
Stockholders' equity:
Class A Common Stock	111	105
Class B Common Stock	—	2
Paid-in-capital	810,094	741,848
Retained earnings	492,687	298,831
Treasury stock, at cost	(423,900)	(65,048)
Accumulated other comprehensive income	3,047	2,724

Total stockholders' equity	882,039	978,462

Total liabilities and stockholders' equity	$967,912	$1,065,179

See the accompanying notes to the condensed parent-only financial statements.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF GNC HOLDINGS, INC.

GNC HOLDINGS, INC.
(Parent Company Only)
Statements of Comprehensive Income
(in thousands, except per share data)

	Year ended December 31,
	2012	2011	2010
Other selling, general and administrative	$2,076	$14,037	$2,182
Subsidiary income	(241,492)	(140,359)	(98,176)

Operating income	239,416	126,322	95,994
Interest income	(12)	(254)	(153)

Income before income taxes	239,428	126,576	96,147
Income tax benefit	(768)	(5,757)	(420)

Net income	$240,196	$132,333	$96,567

Comprehensive income	$240,519	$136,337	$102,486

Earning per share:
Basic	$2.32	$1.27	$0.87
Diluted	$2.29	$1.24	$0.85
Dividends declared per share	$0.44	$—	$—

See the accompanying notes to the condensed parent-only financial statements.

 SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF GNC HOLDINGS, INC.

GNC HOLDINGS, INC.
(Parent Company Only)
Statements of Cash Flow
(in thousands)

	Year ended December 31,
	2012	2011	2010
NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net income	$240,196	$132,333	$96,567
Equity in income of subsidiaries	(241,492)	(140,359)	(98,176)
Dividends received	348,000	225,000	28,384
Other operating activities	421	7,320	1,394

Net cash provided by operating activities	347,125	224,294	28,169

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock	—	237,253	233
Dividend payment	(45,216)	—	—
Loan from a subsidiary	—	85,470	—
Contributed capital	—	(301,098)	—
Proceeds from exercise of stock options	25,972	28,550	—
Repurchase of treasury stock	(359,990)	(61,634)	—
Repurchase of Class A Preferred Stock	—	(223,107)	—

Net cash (used in) provided by financing activities	(379,234)	(234,566)	233

Net (decrease) increase in cash and cash equivalents	(32,109)	(10,272)	28,402
Beginning balance, cash and cash equivalents	32,989	43,261	14,859

Ending balance, cash and cash equivalents	$880	$32,989	$43,261

See the accompanying notes to the condensed parent-only financial statements.

GNC HOLDINGS, INC.

SCHEDULE I—NOTES TO THE CONDENSED FINANCIAL STATEMENTS (PARENT ONLY)

NOTE 1. BACKGROUND

        These condensed parent company financial statements and notes of GNC Holdings, Inc. ("the Company") should be read in conjunction with the consolidated statements of GNC Holdings, Inc. and subsidiaries. The Senior Credit Facility of General Nutrition Centers, Inc. ("Centers"), a wholly owned subsidiary of GNC Holdings, Inc., including the amendments, contains customary covenants, including incurrence covenants and certain other limitations on the ability of GNC Corporation, Centers, and Centers' subsidiaries to, among other things, make optional payments in respect of other debt instruments, pay dividends or other payments on capital stock, and enter into arrangements that restrict their ability to pay dividends or grant liens. As of December 31, 2012 and 2011, the restricted net assets of consolidated subsidiaries were $640.1 million and $608.7 million, respectively, and the amount of consolidated retained earnings free of restrictions was $241.3 million and $298.8 million, respectively.

NOTE 2. PUBLIC OFFERINGS

        In April 2011, Holdings consummated an initial public offering (the "IPO") of 25.875 million shares of its Class A common stock, par value $0.001 per share (the "Class A common stock"), at an IPO price of $16.00 per share. The net proceeds from the IPO, together with cash on hand, were used to redeem all outstanding shares of Holdings' Series A preferred stock, par value $0.001 per share (the "Series A preferred stock"), repay approximately $300.0 million of outstanding borrowings under the Term Loan Facility and pay approximately $11.1 million to satisfy obligations under the Management Services Agreement (as defined in Note 18, "Related Party Transactions") and Holdings' Class B common stock, par value $0.001 per share (the "Class B common stock" and, together with the Class A common stock, the "common stock"). Subsequent to the IPO, certain of Holdings' stockholders completed the following registered offerings of Class A common stock:

  •
  in October 2011, 23.0 million shares at $24.75 per share;

  •
  in March 2012, 19.6 million shares at $33.50 per share;

  •
  in August 2012,10.0 million shares at $38.42 per share; and

  •
  in November 2012, 11.7 million shares at $35.20 per share.

        In conjunction with the August 2012 offering, the Company repurchased an additional six million shares of Class A common stock from one of its stockholders as part of a share repurchase program.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
GNC Holdings, Inc. and Subsidiaries
Valuation and Qualifying Accounts

Allowance for Doubtful Accounts(1)

	Year ended December 31,
	2012	2011	2010
	(in thousands)
Balance at beginning of period	$2,292	$1,564	$1,789
Additions—charged to costs and expense	4,763	2,989	4,279
Deductions(2)	(4,877)	(2,261)	(4,504)

Balance at end of period	$2,178	$2,292	$1,564

Tax Valuation Allowances

	Year ended December 31,
	2012	2011	2010
	(in thousands)
Balance at beginning of period	$2,946	$4,418	$7,530
Additions—charged to costs and expense	565	44	165
Deductions	(1,746)	(1,516)	(3,277)

Balance at end of period	$1,765	$2,946	$4,418

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

(3)   Exhibits:

        Listed below are all exhibits filed as part of this Annual Report. Certain exhibits are incorporated by reference from statements and reports previously filed by Holdings or Centers with the SEC pursuant to Rule 12b-32 under the Exchange Act:

3.1	Amended and Restated Certificate of Incorporation of Holdings, as currently in effect. (Incorporated by reference to Exhibit 3.1 to Holdings' Current Report on Form 8-K (File No. 001-35113), filed April 12, 2011.)
3.2	Fifth Amended and Restated Bylaws of Holdings, as currently in effect. (Incorporated by reference to Exhibit 3.1 to Holdings' Current Report on Form 8-K (File No. 001-35113), filed October 23, 2012.)
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
10.5
GNC Acquisition Holdings Inc. 2007 Stock Incentive Plan, adopted as of March 16, 2007. (Incorporated by reference to Exhibit 10.12 to Centers' Pre-Effective Amendment No. 1 to its Registration Statement on Form S-4 (File No. 333-144396), filed August 10, 2007.)**
10.6
Amendment No. 1 to the GNC Acquisition Holdings Inc. 2007 Stock Incentive Plan, dated as of February 12, 2008. (Incorporated by reference to Exhibit 10.11 to Centers' Annual Report on Form 10-K (File No. 333-144396), filed March 14, 2008.)**

10.7	Form of Non-Qualified Stock Option Agreement Pursuant to the GNC Acquisition Holdings Inc. 2007 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.13 to Centers' Pre-Effective Amendment No. 1 to its Registration Statement on Form S-4 (File No. 333-144396), filed August 10, 2007.)**
10.8	GNC Holdings, Inc. 2011 Stock and Incentive Plan. (Incorporated by reference to Exhibit 10.1 to Holdings' Registration Statement on Form S-8 (File No. 333-173578), filed April 18, 2011.)**
10.9
Form of Non-Qualified Stock Option Agreement pursuant to the GNC Holdings, Inc. 2011 Stock and Incentive Plan. (Incorporated by reference to Exhibit 10.33 to Holdings Pre-Effective Amendment No. 5 to its Registration Statement on Form S-1 (File No. 333-169618), filed March 11, 2011.)**
10.10.1
Form of Restricted Stock Agreement pursuant to the GNC Holdings, Inc. 2011 Stock and Incentive Plan. (Incorporated by reference to Exhibit 10.34 to Holdings' Registration Statement on Form S-1 (File No. 333-176721), filed September 7, 2011.)**
10.10.2
Form of Restricted Stock Unit Agreement pursuant to the GNC Holdings, Inc. 2011 Stock and Incentive Plan (Incorporated by reference to Exhibit 10.1 to Holdings' Current Report on Form 8-K (File No. 001-35113), filed October 23, 2012.)**
10.10.3	Form of Performance-Vested Restricted Stock Unit Agreement pursuant to the GNC Holdings, Inc. 2011 Stock and Incentive Plan*,**
10.11
Amended and Restated Employment Agreement, dated as of March 7, 2011, by and among Holdings, Centers and Joseph M. Fortunato (Incorporated by reference to Exhibit 10.15 to Holdings' Pre-Effective Amendment No. 4 to its Registration Statement on Form S-1 (File No. 333-169618), filed March 8, 2011.)
10.12
Form of Employment Agreement between Centers and each of Michael M. Nuzzo, Thomas Dowd, Jeffrey Hennion and Gerald J. Stubenhofer, Jr. and relevant schedule. (Incorporated by reference to Exhibit 10.12 to Holdings Registration Statement on Form S-1 (File No. 333-179838), filed March 1, 2012.)**
10.13
Form of Indemnification Agreement between Holdings and each of our directors and relevant schedule. (Incorporated by reference to Exhibit 10.1 to Holdings Quarterly Report on Form 10-Q (File No. 001-35113), filed August 1, 2012.)**
10.14	Form of Call Agreement. (Incorporated by reference to Exhibit 10.35 to Holdings Pre-Effective Amendment No. 2 to its Registration Statement on Form S-1 (File No. 333-169618), filed February 10, 2011.)
10.15
GNC/Rite Aid Retail Agreement, dated December 8, 1998, between General Nutrition Sales Corporation and Rite Aid Corporation. (Incorporated by reference to Exhibit 10.24 to Centers' Pre-Effective Amendment No. 1 to its Registration Statement on Form S-4 (File No. 333-114502), filed August 9, 2004.)†
10.16
Amendment to the GNC/Rite Aid Retail Agreement, dated December 8, 1998, by and between General Nutrition Sales Corporation and Rite Aid Hdqtrs Corp. (Incorporated by reference to Exhibit 10.25 to Centers' Pre-Effective Amendment No. 1 to its Registration Statement on Form S-4 (File No. 333-114502), filed August 9, 2004.)†
10.17
Amendment to the GNC/Rite Aid Retail Agreement, effective as of May 1, 2004, between General Nutrition Sales Corporation and Rite Aid Hdqtrs Corp. (Incorporated by reference to Exhibit 10.26 to Centers' Pre-Effective Amendment No. 1 to its Registration Statement on Form S-4 (File No. 333-114502), filed August 9, 2004.)†

10.18	Amended and Restated GNC/Rite Aid Retail Agreement, dated July 31, 2007, between Nutra Sales Corporation (f/k/a General Nutrition Sales Corporation) and Rite Aid Hdqtrs. Corp. (Incorporated by reference to Exhibit 10.34 to Centers' Pre-Effective Amendment No. 1 to its Registration Statement on Form S-4 (File No. 333-144396), filed August 10, 2007.)†
10.19
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
10.20
First Amendment, dated August 1, 2012, among Centers, the several banks and other financial institutions or entities parties thereto and JPMorgan Chase Bank, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.1 to Holdings Current Report on Form 8-K (File No. 001-35113), filed August 1, 2012.)
10.21
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
10.23
Stock Repurchase Agreement, entered into as of August 9, 2012, by and among GNC Holdings, Inc. and Ares (Incorporated by reference to Exhibit 10.1 to Holdings Current Report on Form 8-K (File No. 001-35113), filed August 13, 2012.)
21.1	Subsidiaries of the Registrant.*
23.1	Consent of PricewaterhouseCoopers LLP.*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

*
Filed herewith

**
Management contract or compensatory plan or arrangement of the Company required to be filed as an exhibit.

†
Portions of this exhibit have been omitted pursuant to a request for confidential treatment. The omitted portions have been separately filed with the SEC.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GNC HOLDINGS, INC.
By:	/s/ JOSEPH FORTUNATO Joseph Fortunato President & Chief Executive Officer Dated: February 22, 2013

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ JOSEPH FORTUNATO Joseph Fortunato Chairman, President and Chief Executive Officer (principal executive officer) Dated: February 22, 2013
By:	/s/ MICHAEL M. NUZZO Michael M. Nuzzo Chief Financial Officer (principal financial officer) Dated: February 22, 2013
By:	/s/ ANDREW S. DREXLER Andrew S. Drexler Corporate Controller (principal accounting officer) Dated: February 22, 2013
By:	/s/ JEFFREY P. BERGER Jeffrey P. Berger Director Dated: February 22, 2013
By:	/s/ ANDREW CLAERHOUT Andrew Claerhout Director Dated: February 22, 2013

By:	/s/ MICHAEL F. HINES Michael F. Hines Director Dated: February 22, 2013
By:	/s/ DAVID B. KAPLAN David B. Kaplan Director Dated: February 22, 2013
By:	/s/ JOHANN O. KOSS Johann O. Koss Director Dated: February 22, 2013
By:	/s/ AMY B. LANE Amy B. Lane Director Dated: February 22, 2013
By:	/s/ PHILIP MALLOTT Philip Mallott Director Dated: February 22, 2013
By:	/s/ RICHARD J. WALLACE Richard J. Wallace Director Dated: February 22, 2013