Form 10-K/A
period 2012-12-31
GNC HOLDINGS, INC.
filed 2013-02-26
CIK 1502034

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

 EXPLANATORY NOTE

        We are filing this Amendment No. 1 (this "Amended Filing") to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which was filed with the Securities and Exchange Commission on February 22, 2013 (the "Original Filing"), solely to amend the certifications by our Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 to correct typographical errors whereby incorrect signature dates were inadvertently provided on the certification. The manually signed copy of the certification included the correct date and was in our possession when the Original Filing was made. Additionally, the certifications pursuant to both Section 302 and 906 of the Sarbanes-Oxley Act of 2002 included in the Original Filing have been updated to reflect the filing date of this Amended Filing.

        Except as described above, no other changes have been made to the Original Filing, and this Amended Filing does not modify, amend or update in any way any of the financial or other information contained in the Original Filing.

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

GNC HOLDINGS, INC.
By:	/s/ JOSEPH FORTUNATO Joseph Fortunato President & Chief Executive Officer Dated: February 26, 2013