Form 10-Q
period 2013-03-31
GNC HOLDINGS, INC.
filed 2013-05-02
CIK 1502034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [      ] Yes [ X ] No

As of April 26, 2013, there were 98,319,365 outstanding shares of Class A common stock, par value $0.001 per share (the “Class A common stock”), of GNC Holdings, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GNC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, including share data)

	March 31,	December 31,
	2013	2012
Current assets:	(unaudited)
Cash and cash equivalents	$176,164	$158,541
Receivables, net	137,659	129,641
Inventories (Note 3)	510,719	491,599
Prepaids and other current assets	41,769	39,016
Total current assets	866,311	818,797
Long-term assets:
Goodwill (Note 4)	641,024	639,915
Brands (Note 4)	720,000	720,000
Other intangible assets, net (Note 4)	139,783	141,717
Property, plant and equipment, net	198,928	199,487
Other long-term assets	33,142	32,124
Total long-term assets	1,732,877	1,733,243
Total assets	$2,599,188	$2,552,040
Current liabilities:
Accounts payable	$138,621	$125,165
Current portion, long-term debt (Note 5)	3,816	3,817
Deferred revenue and other current liabilities	142,011	116,337
Total current liabilities	284,448	245,319
Long-term liabilities:
Long-term debt (Note 5)	1,093,930	1,094,745
Deferred tax liabilities, net	283,576	283,203
Other long-term liabilities	48,349	46,734
Total long-term liabilities	1,425,855	1,424,682
Total liabilities	1,710,303	1,670,001
Stockholders’ equity:
Common stock, $0.001 par value, 330,000 shares authorized:
Class A, 112,176 shares issued and 98,190 shares outstanding and 13,986 shares held in treasury at March 31, 2013 and 111,725 shares issued and 99,244 shares outstanding and 12,481 shares held in treasury at December 31, 2012	111	111
Paid-in-capital	820,964	810,094
Retained earnings	550,570	492,687
Treasury stock, at cost	(485,210)	(423,900)
Accumulated other comprehensive income	2,450	3,047
Total stockholders’ equity	888,885	882,039
Total liabilities and stockholders’ equity	$2,599,188	$2,552,040

The accompanying notes are an integral part of the consolidated financial statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(unaudited)

(in thousands, except per share data)

	Three months ended March 31,
	2013	2012
Revenue	$664,691	$624,272
Cost of sales, including cost of warehousing, distribution and occupancy	408,554	383,563
Gross profit	256,137	240,709
Compensation and related benefits	79,545	80,044
Advertising and promotion	20,440	16,219
Other selling, general and administrative	31,665	31,784
Foreign currency gain	(33)	(93)
Transaction related costs	-	686
Operating income	124,520	112,069
Interest expense, net (Note 5)	11,015	10,383
Income before income taxes	113,505	101,686
Income tax expense (Note 10)	40,862	37,829
Net income	$72,643	$63,857
Income per share - Basic and Diluted:
Earnings per share:
Basic	$0.73	$0.60
Diluted	$0.73	$0.59
Weighted average common shares outstanding:
Basic	98,997	105,805
Diluted	99,861	107,746
Dividends declared per share:	$0.15	$0.11

Consolidated Statements of Comprehensive Income (unaudited) (in thousands)

	Three months ended March 31,
	2013	2012
Net income	$72,643	$63,857
Other comprehensive income:
Foreign currency translation adjustments	(597)	354
Other comprehensive income	(597)	354
Comprehensive income	$72,046	$64,211

The accompanying notes are an integral part of the consolidated financial statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands, including per share data)

								Accumulated
	Common Stock							Other	Total
	Class A		Class B		Treasury	Paid-in-	Retained	Comprehensive	Stockholders’
	Shares	Dollars	Shares	Dollars	Stock	Capital	Earnings	Income/(Loss)	Equity

Balance at December 31, 2012	99,244	$111	-	$-	$(423,900)	$810,094	$492,687	$3,047	$882,039
Comprehensive income	-	-	-	-	-	-	72,643	(597)	72,046
Repurchase of treasury stock	(1,504)	-	-	-	(61,310)	-	-	-	(61,310)
Common stock dividends	-	-	-	-	-	-	(14,760)	-	(14,760)
Conversions to common stock	450	-	-	-	-	9,055	-	-	9,055
Non-cash stock-based compensation	-	-	-	-	-	1,815	-	-	1,815
Balance at March 31, 2013 (unaudited)	98,190	$111	-	$-	$(485,210)	$820,964	$550,570	$2,450	$888,885

Balance at December 31, 2011	102,985	$105	2,060	$2	$(65,048)	$741,848	$298,831	$2,724	$978,462
Comprehensive income	-	-	-	-	-	-	63,857	354	64,211
Conversion of Class B stock to Class A stock	2,060	2	(2,060)	(2)	-	-	-	-	-
Repurchase of treasury stock	(165)	-	-	-	(4,748)	-	-	-	(4,748)
Common stock dividends	-	-	-	-	-	-	(11,724)	-	(11,724)
Conversions to common stock	2,183	2	-	-	-	32,240	-	-	32,242
Non-cash stock-based compensation	-	-	-	-	-	1,176	-	-	1,176
Other	-	-	-	-	-	-	(1,051)	-	(1,051)
Balance at March 31, 2012 (unaudited)	107,063	$109	-	$-	$(69,796)	$775,264	$349,913	$3,078	$1,058,568

The accompanying notes are an integral part of the consolidated financial statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$72,643	$63,857
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	12,549	12,335
Amortization of debt costs	629	582
Increase in provision for inventory losses	3,993	2,797
Increase in receivables	(9,418)	(10,455)
Increase in inventory	(23,058)	(55,884)
Increase in prepaids and other current assets	(5,049)	(1,614)
Increase in accounts payable	13,256	37,473
Increase in deferred revenue and other current liabilities	27,599	19,221
Other operating activities	2,383	2,404
Net cash provided by operating activities	95,527	70,716
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(9,917)	(9,220)
Other investing activities	(682)	(1,388)
Net cash used in investing activities	(10,599)	(10,608)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid to shareholders	(14,728)	(11,497)
Payments on long-term debt	(943)	(415)
Proceeds from exercised stock options	4,342	12,936
Tax benefit from exercise of stock options	5,086	20,625
Repurchase of treasury stock	(61,310)	(5,885)
Other financing activities	-	(2,500)
Net cash (used in) provided by financing activities	(67,553)	13,264
Effect of exchange rate on cash and cash equivalents	248	(236)
Net increase in cash and cash equivalents	17,623	73,136
Beginning balance, cash and cash equivalents	158,541	128,438
Ending balance, cash and cash equivalents	$176,164	$201,574

The accompanying notes are an integral part of the consolidated financial statements.

NOTE 1.  NATURE OF BUSINESS

General Nature of Business. GNC Holdings, Inc., a Delaware corporation (“Holdings,” and collectively with its subsidiaries and, unless the context requires otherwise, its and their respective predecessors, the “Company”), is a global specialty retailer of health and wellness products, which include: vitamins, minerals and herbal supplements, sports nutrition products, diet products and other wellness products.

The Company is vertically integrated, as its operations consist of purchasing raw materials, formulating and manufacturing products and selling the finished products through its three segments: Retail, Franchising and Manufacturing/Wholesale. Corporate retail store operations are located in the United States, Canada and Puerto Rico, and in addition, the Company offers products domestically through GNC.com, LuckyVitamin.com and www.drugstore.com. Franchise stores are located in the United States and over 50 international countries (including distribution centers where retail sales are made). The Company operates its primary manufacturing facilities in South Carolina and distribution centers in Arizona, Pennsylvania and South Carolina. The Company manufactures the majority of its branded products, but also merchandises various third-party products. Additionally, the Company licenses the use of its trademarks and trade names.

The processing, formulation, packaging, labeling and advertising of the Company’s products are subject to regulation by one or more federal agencies, including the Food and Drug Administration (the “FDA”), the Federal Trade Commission, the Consumer Product Safety Commission, the United States Department of Agriculture and the Environmental Protection Agency. These activities are also regulated by various agencies of the states and localities in which the Company’s products are sold.

Recent Significant Transactions. In April 2011, Holdings consummated an initial public offering (the “IPO”) of 25.9 million shares of its Class A common stock, par value $0.001 per share (the “Class A common stock”), at an IPO price of $16.00 per share. Prior to the IPO, Holdings’ outstanding common stock was principally owned by Ontario Teachers’ Pension Plan Board (“OTPP”) and Ares Corporate Opportunities Fund II L.P. (“Ares”, and together with OTPP, collectively referred to as the “Sponsors”). On March 19, 2012, OTPP converted all of its shares of Class B common stock into an equal number of shares of Class A common stock. Subsequent to the IPO, certain of Holdings’ stockholders, including the Sponsors, completed the following registered offerings of Class A common stock:

•                  in October 2011, 23.0 million shares at $24.75 per share;

•                  in March 2012, 19.6 million shares at $33.50 per share;

•                  in August 2012,10.0 million shares at $38.42 per share; and,

•                  in November 2012, 11.7 million shares at $35.20 per share.

In conjunction with the August 2012 offering, the Company repurchased an additional six million shares of Class A common stock from Ares as part of a share repurchase program. As of December 31, 2012, Ares no longer owns any shares of our capital stock and OTPP owns less than 10,000 shares of our Class A common stock.

As of March 31, 2013, the Company had completed $61.3 million of its February 2013 approved $250.0 million share repurchase program of Class A common stock.

In March 2011, GNC Corporation and General Nutrition Centers, Inc., each a wholly owned subsidiary of Holdings, entered into a Credit Agreement (the “Credit Agreement”) that provided for a $1.2 billion term loan (the “Term Loan Facility”) and an $80.0 million revolving credit facility (the “Revolving Credit Facility” and together with the Term Loan Facility, the “Senior Credit Facility”). On August 1, 2012, the Credit Agreement was amended to increase the outstanding borrowings by $200.0 million (the “Incremental Term Loan”).  In October 2012, the Credit Agreement was amended to adjust the per annum interest rate to the greater of LIBOR and 1.00%, plus an applicable margin of 2.75% (the “Repricing”).

NOTE 2.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. The year-end consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s audited financial statements in Holdings’ Annual Report on Form 10-K filed for the year ended December 31, 2012. There have been no material changes to the application of significant accounting policies and significant judgments and estimates since December 31, 2012.

The accompanying unaudited consolidated financial statements include all adjustments (consisting of a normal and recurring nature) that management considers necessary for a fair statement of financial information for the interim periods. Interim results are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2013.

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

Transaction Related Costs.  The Company recognizes transaction related costs as expenses in the period incurred.  For the three months ended March 31, 2013, the Company incurred no transaction related costs. For the three months ended March 31, 2012, the Company incurred $0.7 million of expenses related to the March 2012 offering.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (the “FASB”) issued an accounting standard regarding the reclassification of amounts out of accumulated other comprehensive income (“AOCI”).  This standard does not change the current requirements for reporting net income or other comprehensive income. However, the standard requires disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the footnotes to the financial statements. Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail. This guidance is effective for fiscal years beginning after December 15, 2012. The Company adopted this guidance during the first quarter of 2013. The adoption of this guidance had no material impact on the Company’s consolidated financial statements.

NOTE 3.  INVENTORIES

The net carrying value of inventories consisted of the following:

	March 31,	December 31,
	2013	2012
	(unaudited)
	(in thousands)

Finished product ready for sale	$427,837	$415,096
Work-in-process, bulk product and raw materials	75,982	70,022
Packaging supplies	6,900	6,481
Total	$510,719	$491,599

NOTE 4. GOODWILL AND INTANGIBLE ASSETS, NET

For the three months ended March 31, 2013 and 2012, the Company acquired 7 and 13 franchise stores, respectively. These acquisitions were accounted for using the purchase method of accounting and the Company recorded the acquired inventory, fixed assets, franchise rights and goodwill, with an applicable reduction to receivables and cash. For the three months ended March 31, 2013 and 2012, the total purchase price associated with these acquisitions was $1.7 million and $2.6 million, respectively, of which $1.2 million and $1.1 million, respectively, was paid in cash.

The following table summarizes the Company’s goodwill activity:

			Manufacturing/
	Retail	Franchising	Wholesale	Total
	(in thousands)

Balance at December 31, 2012	$319,771	$117,303	$202,841	$639,915
Acquired franchise stores	1,109	-	-	1,109
Balance at March 31, 2013 (unaudited)	$320,880	$117,303	$202,841	$641,024

Intangible assets other than goodwill consisted of the following:

	Retail	Franchise	Operating	Other
	Brand	Brand	Agreements	Intangibles	Total
	(in thousands)

Balance at December 31, 2012	$500,000	$220,000	$132,317	$9,400	$861,717
Acquired franchise stores	-	-	-	186	186
Amortization expense	-	-	(1,663)	(457)	(2,120)
Balance at March 31, 2013 (unaudited)	$500,000	$220,000	$130,654	$9,129	$859,783

The following table reflects the gross carrying amount and accumulated amortization for each major intangible asset:

	Weighted -	March 31, 2013			December 31, 2012
	Average		Accumulated	Carrying		Accumulated	Carrying
	Life	Cost	Amortization	Amount	Cost	Amortization	Amount
			(unaudited)
		(in thousands)

Brands - retail	-	$500,000	$-	$500,000	$500,000	$-	$500,000
Brands - franchise	-	220,000	-	220,000	220,000	-	220,000
Retail agreements	30.2	31,000	(6,512)	24,488	31,000	(6,249)	24,751
Franchise agreements	25.0	70,000	(16,917)	53,083	70,000	(16,217)	53,783
Manufacturing agreements	25.0	70,000	(16,917)	53,083	70,000	(16,217)	53,783
Other intangibles	11.4	10,600	(2,454)	8,146	10,600	(2,151)	8,449
Franchise rights	3.7	5,320	(4,337)	983	5,134	(4,183)	951
Total	24.5	$906,920	$(47,137)	$859,783	$906,734	$(45,017)	$861,717

The following table represents future estimated amortization expense of intangible assets with finite lives at March 31, 2013:

Estimated
amortization
Years ending December 31,	expense
(unaudited)
(in thousands)
2013	$6,330
2014	8,177
2015	8,034
2016	7,948
2017	7,898
Thereafter	101,396
Total	$139,783

NOTE 5.  LONG-TERM DEBT / INTEREST EXPENSE

Long-term debt consisted of the following:

	March 31,	December 31,
	2013	2012
	(unaudited)
	(in thousands)

Senior Credit Facility	$1,095,739	$1,096,112
Mortgage	2,003	2,444
Capital leases	4	6
Total debt	1,097,746	1,098,562
Less: current maturities	(3,816)	(3,817)
Long-term debt	$1,093,930	$1,094,745

For the three months ended March 31, 2013 and 2012, interest expense was $11.0 million and $10.4 million, respectively, and consisted primarily of interest on outstanding borrowings under the Term Loan Facility. Interest under both the Term Loan Facility and the Revolving Credit Facility is based on variable rates. At both March 31, 2013 and December 31, 2012, the interest rate under the Term Loan Facility was 3.75% and the interest rate under the Revolving Credit Facility was 3.00%. The Revolving Credit Facility was undrawn and had outstanding letters of credit of $1.1 million at both March 31, 2013 and December 31, 2012.

As of March 31, 2013, the Company believes that it is in compliance with all covenants under the Senior Credit Facility.

NOTE 6.  FINANCIAL INSTRUMENTS

At March 31, 2013 and December 31, 2012, the Company’s financial instruments consisted of cash and cash equivalents, receivables, franchise notes receivable, accounts payable, certain accrued liabilities and long-term debt. The carrying amount of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximates their respective fair values because of the short maturities of these instruments. Based on the interest rates currently available and their underlying risk, the carrying value of the franchise notes receivable approximates their respective fair values. These fair values are reflected net of reserves for uncollectible amounts. As considerable judgment is required to determine these estimates and assumptions, changes in the assumptions or methodologies may have an effect on these estimates. The Company determined the estimated fair values of its debt by using currently available market information. The fair value of debt is classified as a Level 2 category on the fair value hierarchy, as defined in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The actual and estimated fair values of the Company’s financial instruments are as follows:

	March 31, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(unaudited)
	(in thousands)
Cash and cash equivalents	$176,164	$176,164	$158,541	$158,541
Receivables, net	137,659	137,659	129,641	129,641
Franchise notes receivable, net	8,174	8,174	7,589	7,589
Accounts payable	138,621	138,621	125,165	125,165
Long-term debt (including current portion)	1,097,746	1,105,979	1,098,562	1,101,309

NOTE 7.  COMMITMENTS AND CONTINGENCIES

Litigation

The Company is engaged in various legal actions, claims and proceedings resulting from the Company’s business activities arising in the normal course of business, including claims related to breach of contracts, products liabilities, intellectual property matters and employment-related matters resulting from the Company’s business activities. As with most actions such as these, an estimation of any possible and/or ultimate liability cannot always be determined. The Company continues to assess the requirement to account for additional contingencies in accordance with the standard on contingencies. If the Company is required to make a payment in connection with an adverse outcome in these matters, it could have a material impact on the Company’s business, financial condition, results of operations or cash flows.

As a manufacturer and retailer of nutritional supplements and other consumer products that are ingested by consumers or applied to their bodies, the Company has been and is currently subjected to various product liability claims. Although the effects of these claims to date have not been material to the Company, it is possible that current and future product liability claims could have a material adverse impact on its business or financial condition, results of operations, or cash flows. The Company currently maintains product liability insurance with a deductible/retention of $4.0 million per claim with an aggregate cap on retained loss of $10.0 million. The Company typically seeks and has obtained contractual indemnification from most parties that supply raw materials for its products or that manufacture or market products it sells. The Company also typically seeks to be added, and has been added, as an additional insured under most of such parties’ insurance policies. The Company is also entitled to indemnification by Numico for certain losses arising from claims related to products containing ephedra or Kava Kava sold prior to December 5, 2003. However, any such indemnification or insurance is limited by its terms and any such indemnification, as a practical matter, is limited to the creditworthiness of the indemnifying party and its insurer, and the absence of significant defenses by the insurers. The Company may incur material product liability claims, which could increase its costs and adversely affect its reputation, revenue and operating income.

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

As of March 31, 2013, there were 73 pending lawsuits related to Hydroxycut in which the Company has been named: 67 individual, largely personal injury claims and six putative class action cases, generally inclusive of claims of consumer fraud, misrepresentation, strict liability and breach of warranty.  In 2009, the United States Judicial Panel on Multidistrict Litigation consolidated pretrial proceedings of many of the pending actions in the Southern District of California (In re: Hydroxycut Marketing and Sales Practices Litigation, MDL No. 2087).  The parties in the consolidated class actions have reached a settlement, and the settlement has been preliminarily approved by the Court.  The parties’ motion for final approval of the settlement was heard on April 23, 2013.  The Company is not required to make any payments under the settlement.

As any liabilities that may otherwise arise from Hydroxycut claims against the Company are not probable or reasonably estimable at this time, no liability has been accrued in the accompanying financial statements.

Commitments

In addition to operating leases obtained in the normal course of business, the Company maintains certain purchase commitments with various vendors to ensure its operational needs are fulfilled.  As of March 31, 2013, such future purchase commitments consisted of $2.7 million.  Other commitments related to the Company’s business operations cover varying periods of time and are not significant. All of these commitments are expected to be fulfilled with no adverse consequences to the Company’s operations or financial condition.

Environmental Compliance

In March 2008, the South Carolina Department of Health and Environmental Control (the “DHEC”) requested that the Company investigate contamination associated with historical activities at its South Carolina facility. These investigations have identified chlorinated solvent impacts in soils and groundwater that extend offsite from the facility. The Company entered into a Voluntary Cleanup Contract with the DHEC regarding the matter on September 24, 2012. Pursuant to that contract, the Company is working under the DHEC’s supervision to complete additional investigations to characterize the contamination. After the Company completes the investigations to understand the extent of the chlorinated solvent impacts, the Company will develop appropriate remedial measures for DHEC approval. At this stage of the investigation, however, it is not possible to estimate the timing and extent of any remedial action that may be required, the ultimate cost of remediation, or the amount of the Company’s potential liability.

In addition to the foregoing, the Company is subject to numerous federal, state, local and foreign environmental and health and safety laws and regulations governing its operations, including the handling, transportation and disposal of the Company’s non-hazardous and hazardous substances and wastes, as well as emissions and discharges from its operations into the environment, including discharges to air, surface water and groundwater. Failure to comply with these laws and regulations could result in costs for remedial actions, penalties or the imposition of other liabilities.  New laws, changes in existing laws or the interpretation thereof, or the development of new facts or changes in their processes could also cause the Company to incur additional capital and operating expenditures to maintain compliance with environmental laws and regulations and environmental permits. The Company is also subject to laws and regulations that impose liability and cleanup responsibility for releases of hazardous substances into the environment without regard to fault or knowledge about the condition or action causing the liability. Under certain of these laws and regulations, such liabilities can be imposed for cleanup of previously owned or operated properties, or for properties to which substances or wastes that were sent in connection with current or former operations at its facilities. The presence of contamination from such substances or wastes could also adversely affect the Company’s ability to sell or lease its properties, or to use them as collateral for financing. From time to time, the Company has incurred costs and obligations for correcting environmental and health and safety noncompliance matters and for remediation at or relating to certain of the Company’s properties or properties at which the Company’s waste has been disposed. However, compliance with the provisions of national, state and local environmental laws and regulations has not had a material effect upon the Company’s capital expenditures, earnings, financial position, liquidity or competitive position. The Company believes it has complied with, and is currently complying with, its environmental obligations pursuant to environmental and health and safety laws and regulations and that any liabilities for noncompliance will not have a material adverse effect on its business, financial performance or cash flows. However, it is difficult to predict future liabilities and obligations, which could be material.

NOTE 8.  STOCK-BASED COMPENSATION PLANS

The Company has outstanding stock-based compensation awards that were granted by the Compensation Committee (the “Compensation Committee”) of Holdings’ board of directors under the following two stock-based employee compensation plans:

•                  the GNC Holdings, Inc. 2011 Stock and Incentive Plan (the “2011 Stock Plan”) adopted in March 2011; and

•                  the GNC Acquisition Holdings Inc. 2007 Stock Incentive Plan adopted in March 2007 (as amended, the “2007 Stock Plan”).

Both plans have provisions that allow for the granting of stock options, restricted stock and other stock based awards and are available to certain eligible employees, directors, consultants or advisors as determined by the Compensation Committee.  Stock options under the plans were granted with exercise prices at or above fair market value on the date of grant, typically vesting over a four-or five-year period, and expire seven or ten years from the date of grant.

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

The Company utilizes the Black Scholes model to calculate the fair value of options under both the 2011 Stock Plan and the 2007 Stock Plan. The grant-date fair value of the Company’s restricted stock awards and restricted stock units is based on the closing price of a share of the Company’s common stock on the New York Stock Exchange on the date of the grant. The resulting compensation cost is recognized in the Company’s financial statements over the vesting period. The Company recognized $1.8 million and $1.2 million of total non-cash stock-based compensation expense for the three months ended March 31, 2013 and 2012, respectively. At March 31, 2013, there was approximately $19.5 million of total unrecognized compensation cost related to non-vested stock-based compensation for all awards previously made that are expected to be recognized over a weighted average period of approximately 2.0 years. All expense for the stock-based compensation plans is recorded to paid-in-capital.

During the three months ended March 31, 2013, the total intrinsic value of awards exercised was $13.8 million and the total amount received by Holdings from the exercise of options was $4.3 million. The tax impact associated with the exercise of awards for the three months ended March 31, 2013 was a benefit of $4.7 million, which was recorded to paid-in-capital.

During the three months ended March 31, 2012, the total intrinsic value of awards exercised was $55.9 million, and the total amount received by Holdings from the exercise of options was $13.5 million. The tax impact associated with the exercise of awards for the three months ended March 31, 2012 was a benefit of $19.3 million, which was recorded to paid-in-capital.

Stock Options

The following table sets forth a summary of stock options under all plans for the three months ended March 31, 2013:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual Term	Value (in
	Total Options	Price	(in years)	thousands)

Outstanding at December 31, 2012	3,159,542	$18.96
Granted	10,017	42.19
Exercised	(449,872)	9.34
Forfeited	(16,667)	27.74
Outstanding at March 31, 2013	2,703,020	$20.60	6.1	$50,527

Exercisable at March 31, 2013	896,748	$14.66	5.9	$22,079

The weighted average fair value of options granted during the three months ended March 31, 2013 and 2012 was $12.97 and $9.89, respectively. Fair value of options vested during the three months ended March 31, 2013 and 2012 was $1.0 million and $1.7 million, respectively.

The Black Scholes model utilizes the following assumptions in determining a fair value: price of underlying stock, award exercise price, expected term, risk-free interest rate, expected dividend yield and expected stock price volatility over the award’s expected term. Due to the utilization of these assumptions, the existing models do not necessarily represent the definitive fair value of awards for future periods. As the IPO occurred during the second quarter of 2011, the option term has been estimated by considering both the vesting period, which typically for both plans has been four or five years, and the contractual term, which historically has been either seven or ten years. Prior to the IPO, the fair value of the Class A common stock was estimated based upon the net enterprise value of the Company, discounted to reflect the lack of liquidity and control associated with the stock.  Since the consummation of the IPO, the fair value of the Class A common stock has been based upon the closing price of the Class A common stock as reported on the New York Stock Exchange. Volatility is estimated based upon it’s the current peer group average utilized by the Company.

The assumptions used in the Company’s Black Scholes valuation related to stock option grants made during the three months ended March 31, 2013 were as follows:

Dividend yield	1.4%
Expected option life	4.8 years
Volatility factor percentage of market price	40.1%
Discount rate	0.9%

Restricted Stock Awards

The following table sets forth a summary of restricted stock awards granted under the 2011 Stock Plan and related information for the three months ended March 31, 2013:

		Weighted
		Average
	Restricted	Grant-Date
	Stock	Fair Value
Outstanding at December 31, 2012	123,941	$24.24
Granted	5,526	40.64
Forfeited	(2,225)	29.06
Outstanding at March 31, 2013	127,242	$24.87

No restricted stock awards vested during the three months ended March 31, 2013.

Restricted Stock Units – Time Vesting and Performance Vesting

Under the 2011 Stock Plan, the Company granted time vesting and performance vesting restricted stock units. Time vesting restricted stock units vest over a period of three years. Performance vesting restricted stock units vest based on the passage of time and the achievement of certain criteria; based on the extent to which the targets are achieved, vested shares may range from 0% to 200% of the original share amount. The unrecognized compensation cost related to the performance vesting restricted stock units is adjusted as necessary to reflect changes in the probability that the vesting criteria will be achieved.

The following table sets forth a summary of restricted stock units and performance stock units granted under the 2011 Stock Plan and related information for the three months ended March 31, 2013:

	Time	Weighted	Performance	Weighted
	Vesting	Average	Vesting	Average
	Restricted	Grant-Date	Restricted	Grant-Date
	Stock Units	Fair Value	Stock Units	Fair Value
Outstanding at December 31, 2012	171,937	$36.16	-	$-
Granted	7,622	41.52	45,327	42.19
Outstanding at March 31, 2013	179,559	$36.39	45,327	$42.19

No time vesting or performance vesting shares vested during the three months ended March 31, 2013.

NOTE 9.  SEGMENTS

The Company has three reportable segments, each of which represents an identifiable component of the Company for which separate financial information is available. This information is utilized by management to assess performance and allocate assets accordingly. The Company’s management evaluates segment operating results based on several indicators. The primary key performance indicators are sales and operating income or loss for each segment. Operating income or loss, as evaluated by management, excludes certain items that are managed at the consolidated level, such as distribution and warehousing, impairments and other corporate costs. The Retail reportable segment includes the Company’s corporate store operations in the United States, Canada and Puerto Rico and its GNC.com and LuckyVitamin.com businesses. The Franchise reportable segment represents the Company’s franchise operations, both domestically and internationally. The Manufacturing/Wholesale reportable segment represents the Company’s manufacturing operations in South Carolina and the Wholesale sales business. This segment supplies the Retail and Franchise segments, along with various third parties, with finished products for sale. The Warehousing and Distribution and Corporate costs represent the Company’s administrative expenses. The accounting policies of the segments are the same as those described in the “Basis of Presentation and Summary of Significant Accounting Policies.”

The following table represents key financial information of the Company’s segments:

	Three months ended March 31,
	2013	2012
	(unaudited)
	(in thousands)
Revenue:
Retail	$493,467	$469,821
Franchise	107,887	101,484
Manufacturing/Wholesale:
Intersegment revenues	65,470	66,508
Third Party	63,337	52,967
Subtotal Manufacturing/Wholesale	128,807	119,475
Subtotal segment revenues	730,161	690,780
Elimination of intersegment revenues	(65,470)	(66,508)
Total revenue	$664,691	$624,272
Operating income:
Retail	$98,583	$93,176
Franchise	38,425	34,428
Manufacturing/Wholesale	22,926	22,837
Unallocated corporate and other costs:
Warehousing and distribution costs	(16,355)	(15,795)
Corporate costs	(19,059)	(21,891)
Transaction related costs	-	(686)
Subtotal unallocated corporate and other costs	(35,414)	(38,372)
Total operating income	$124,520	$112,069

NOTE 10.  INCOME TAXES

The Company recognized $40.9 million of income tax expense (or 36.0% of pre-tax income) during the three months ended March 31, 2013 compared to $37.8 million (or 37.2% of pre-tax income) for the same period in 2012.

The Company files a consolidated U.S. federal tax return and various consolidated and separate tax returns as prescribed by the tax laws of the state, local and international jurisdictions in which it operates. The Company’s 2010 federal income tax return is currently under examination by the Internal Revenue Service. The Company has various state and local jurisdiction tax years open to examination (the earliest open period is 2004), and the Company also has certain state and local jurisdictions currently under audit. As of March 31, 2013, the Company believes that it has appropriately reserved for potential federal and state income tax exposures.

At both March 31, 2013 and December 31, 2012, the Company had $12.9 million of unrecognized tax benefits. As of March 31, 2013, the Company is not aware of any tax positions for which it is reasonably possible that the amounts of unrecognized tax benefits will significantly increase or decrease within the next 12 months. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is approximately $12.9 million. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company had accrued approximately $5.7 million at both March 31, 2013 and December 31, 2012 for potential interest and penalties associated with uncertain tax positions. To the extent interest and penalties are not assessed with respect to the ultimate settlement of uncertain tax positions, amounts previously accrued will be reduced and reflected as a reduction of the overall income tax provision.

NOTE 11. RELATED PARTY TRANSACTIONS

Sponsors. Prior to the IPO, Holdings’ outstanding common stock was principally owned by the Sponsors. On March 19, 2012, OTPP converted all of its shares of Class B common stock into an equal number of shares of Class A common stock. As of December 31, 2012 Ares does not own any shares of the Company’s capital stock and OTPP owns less than 10,000 shares of the Company’s Class A common stock, and therefore the Sponsors are no longer considered related parties.

Lease Agreements. General Nutrition Centres Company, the Company’s wholly owned subsidiary, is a party, as lessee, to 16 lease agreements with Cadillac Fairview Corporation (“Cadillac Fairview”), as lessor, and 1 lease agreement with Ontrea, Inc. (“Ontrea”), as lessor, with respect to properties located in Canada.  Each of Cadillac Fairview and Ontrea is a direct wholly owned subsidiary of OTPP. For the three months ended March 31, 2012, the Company paid $0.7 million under the lease agreements with Cadillac Fairview, and an immaterial amount for the three months ended March 31, 2012 under the lease agreement with Ontrea. Each lease was negotiated in the ordinary course of business on an arm’s length basis.

NOTE 12. SUBSEQUENT EVENTS

On April 26, 2013, the board of directors authorized and declared a cash dividend for the second quarter of 2013 of $0.15 per share of Class A common stock, payable on or about June 28, 2013 to stockholders of record as of the close of business on June 14, 2013.

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

All forward-looking statements, including, without limitation, our examination of historical operating trends, are based upon our current expectations and various assumptions. We believe there is a reasonable basis for our expectations and beliefs, but they are inherently uncertain. We may not realize our expectations, and our beliefs may not prove correct. Actual results could differ materially from those described or implied by such forward-looking statements. The following uncertainties and factors, among others (including, but not limited to, those we describe under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012), could affect future performance and cause actual results to differ materially from those matters expressed in or implied by forward-looking statements:

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

Business Overview

We are a global specialty retailer of health and wellness products. We derive our revenues principally from product sales through our company-owned stores and online through GNC.com and LuckyVitamin.com, domestic and international franchise activities and sales of products manufactured in our facilities to third parties. We sell products through a worldwide network of more than 8,200 locations operating under the GNC brand name.

In April 2011, we consummated an initial public offering (the “IPO”) of 25.9 million shares of Holdings Class A common stock, par value $0.001 per share (the “Class A common stock”), at an IPO price of $16.00 per share.  Subsequent to the IPO, certain of Holdings’ stockholders completed the following registered offerings of Class A common stock:

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

As of March 31, 2013, we have completed $61.3 million of the February 2013 approved $250.0 million share repurchase program of Class A common stock.

In March 2011, GNC Corporate and General Nutrition Centers, Inc., each a wholly owned subsidiary of Holdings’, entered into a Credit Agreement (the “Credit Agreement”) that provided for a $1.2 billion term loan (the “Term Loan Facility”) and an $80.0 million revolving credit facility (the “Revolving Credit Facility” and together with the Term Loan Facility, the “Senior Credit Facility”). On August 1, 2012, the Credit Agreement was amended to increase the outstanding borrowings by $200.0 million (the “Incremental Term Loan”).  In October 2012, the Credit Agreement was amended to adjust the per annum interest rate to the greater of LIBOR and 1.00%, plus an applicable margin of 2.75% (the “Repricing”).

Executive Overview

In 2013, we have continued to focus on achieving our five principal corporate goals: growing company-owned domestic retail earnings, growing company-owned domestic retail square footage, growing our international footprint, expanding our e-commerce business and further leveraging the GNC brand. These goals are designed to drive both short-term and long-term financial results. Our efforts led to the following results for the three months ended March 31, 2013 compared to the same period in 2012:

•                  Our company-owned domestic same store sales increased by 1.9%, which includes an 18.8% increase from our GNC.com business.

•                  We increased our company-owned domestic store count by 32 net new stores during the first quarter of 2013.

•                  Our retail segment sales increased by 5.0%, and operating income increased 5.8%.

•                  Total franchising revenue grew 6.3%, and operating income increased 11.6%.

•                  Domestic franchising revenue grew 4.2%, and we added 9 net new domestic franchise stores during the first quarter of 2013.

•                  International franchise revenue grew 9.9%, and we added 31 net new international franchise stores during the first quarter of 2013.

•                  We increased our sales in our wholesale/manufacturing segment by 19.6% through our wholesale distribution channels and increased third-party sales.

•                  We generated 6.5% of total revenue growth which drove an 11.1% increase in total operating income.

•                  In April 2013, the Company announced the planned second quarter expansion of its Gold Card Member Pricing program to all stores nationwide and GNC.com, which evolves Gold Card from a fixed 20% discount the first week of each month to an everyday variable discount Member pricing model.

•                  We generated net cash from operating activities of $95.5 million, repurchased $61.3 million in common stock, and paid $14.7 million in common stock dividends.

•                  We launched our “Respect Yourself” marketing campaign to increase our brand awareness and expand our message across demographics.  This integrated campaign spans our stores, digital, social, direct, print and outdoor media, and a national television campaign.

Revenues and Operating Performance from our Segments

We measure our operating performance primarily through revenues and operating income from our three segments, Retail, Franchise and Manufacturing/Wholesale, and through the management of unallocated costs from our warehousing, distribution and corporate segments, as follows:

•              Retail: Retail revenues are generated by sales to consumers at our company-owned stores and online through our websites, GNC.com and LuckyVitamin.com. Although we believe that our retail and franchise businesses are not seasonal in nature, historically we have experienced, and expect to continue to experience, a variation in our net sales and operating results from quarter to quarter. Our industry is expected to grow at an annual average rate of approximately 6.5% through 2020. As a leader in our industry, we expect our organic retail revenue to grow faster than the projected industry growth as a result of our disproportionate market share, scale economies in purchasing and advertising, strong brand awareness and vertical integration.

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

•               Manufacturing/Wholesale: Manufacturing/Wholesale revenues are generated by: sales of manufactured products to third parties, generally for third-party private label brands; the sale of our proprietary and third-party products to and through Rite Aid and www.drugstore.com; and the sale of our proprietary products to PetSmart and Sam’s Club. We also record license fee revenue from the opening of franchise store-within-a-store locations within Rite Aid stores. Our revenues generated by our manufacturing and wholesale operations are subject to our available manufacturing capacity.

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

Results of Operations

The following information presented for the three months ended March 31, 2013 and 2012 was prepared by management, is unaudited and was derived from our unaudited consolidated financial statements and accompanying notes. In the opinion of management, all adjustments necessary for a fair statement of our financial position and operating results for such periods and as of such dates have been included.

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

Results of Operations

(Dollars in millions and percentages expressed as a percentage of total net revenue)

	Three Months Ended March 31,
	2013		2012
	(unaudited)
Revenues:
Retail	$493.5	74.3%	$469.8	75.2%
Franchise	107.9	16.2%	101.5	16.3%
Manufacturing / Wholesale	63.3	9.5%	53.0	8.5%
Total net revenues	664.7	100.0%	624.3	100.0%

Operating expenses:
Cost of sales, including warehousing, distribution and occupancy costs	408.6	61.5%	383.6	61.4%
Compensation and related benefits	79.5	12.0%	80.0	12.8%
Advertising and promotion	20.4	3.1%	16.2	2.6%
Other selling, general and administrative expenses	29.6	4.4%	29.6	4.7%
Transaction related costs	-	0.0%	0.7	0.1%
Amortization expense	2.1	0.3%	2.2	0.4%
Foreign currency gain	-	0.0%	(0.1)	0.0%
Total operating expenses	540.2	81.3%	512.2	82.0%

Operating income:
Retail	98.6	14.8%	93.2	14.9%
Franchise	38.4	5.8%	34.5	5.5%
Manufacturing / Wholesale	22.9	3.4%	22.8	3.7%
Unallocated corporate and other costs:
Warehousing and distribution costs	(16.4)	-2.5%	(15.8)	-2.5%
Corporate costs	(19.0)	-2.8%	(21.9)	-3.5%
Transaction related costs	-	0.0%	(0.7)	-0.1%
Subtotal unallocated corporate and other costs, net	(35.4)	-5.3%	(38.4)	-6.1%
Total operating income	124.5	18.7%	112.1	18.0%
Interest expense, net	11.0		10.4
Income before income taxes	113.5		101.7
Income tax expense	40.9		37.8
Net income	$72.6		$63.9

Note: The numbers in the above table have been rounded to millions.  All calculations related to the Results of Operations for the year-over-year comparisons were derived from unrounded data and could occasionally differ immaterially if you were to use the table above for these calculations.

Comparison of the Three Months Ended March 31, 2013 and 2012

Revenues

Our consolidated net revenues increased $40.4 million, or 6.5%, to $664.7 million for the three months ended March 31, 2013 compared to $624.3 million for the same period in 2012. The increase was the result of increased sales in each of our segments.

Retail.  Revenue in our Retail segment increased $23.7 million, or 5.0%, to $493.5 million for the three months ended March 31, 2013 compared to $469.8 million for the same period in 2012.  Domestic retail revenue increased $18.6 million due to the opening of new stores and a 1.9% increase in our same store sales driven by sales increases in the sports nutrition category and an increase in sales from GNC.com of $4.7 million, or 17.4%, to $31.7 million for the three months ended March 31, 2013, compared to $27.0 million for the same period in 2012. In addition, sales from LuckyVitamin.com contributed $1.1 million to the increase in revenue. Canadian sales increased by $3.9 million in U.S. dollars for the three months ended March 31, 2013 compared to the same period in 2012. Our company-owned store base increased by 139 domestic stores to 3,053 at March 31, 2013 compared to 2,914 at March 31, 2012, due to new store openings and franchise store acquisitions. Our Canadian store base increased by 2 stores to 167 at March 31, 2013 compared to 165 at March 31, 2012.

Franchise. Revenues in our Franchise segment increased $6.4 million, or 6.3%, to $107.9 million for the three months ended March 31, 2013 compared to $101.5 million for the same period in 2012. Domestic franchise revenues increased $2.7 million primarily due to higher product sales, royalties and fees. Our domestic franchise same store sales increased by 3.2% for the three months ended March 31, 2013 compared to the same period in 2012. There were 958 domestic franchise stores at March 31, 2013 compared to 928 stores at March 31, 2012.  International revenue increased by $3.7 million, or 9.9%, for the three months ended March 31, 2013, compared the same period in 2012, primarily as a result of higher product sales, royalties and fees. Our international franchise store base increased by 237 stores to 1,861 at March 31, 2013 compared to 1,624 at March 31, 2012.

Manufacturing/Wholesale. Revenues in our Manufacturing/Wholesale segment, which includes third-party sales from our manufacturing facilities in South Carolina, as well as wholesale sales to Rite Aid, PetSmart, Sam’s Club, and www.drugstore.com, increased $10.3 million, or 19.6%, to $63.3 million for the three months ended March 31, 2013 compared to $53.0 million for the same period in 2012. For the three months ended March 31, 2013, third-party contract manufacturing sales from our South Carolina manufacturing plant increased by $3.5 million, or 11.2%, compared to the same period in 2012. In addition, wholesale revenue increased due to timing of purchase orders and shipments with key wholesale customers.

Cost of Sales

Cost of sales, which includes product costs, costs of warehousing and distribution and occupancy costs, increased $25.0 million, or 6.5%, to $408.6 million for the three months ended March 31, 2013 compared to $383.6 million for the same period in 2012. Cost of sales, as a percentage of net revenue, was 61.5% and 61.4% for the three months ended March 31, 2013 and 2012, respectively.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses, including compensation and related benefits, advertising and promotion expense, other SG&A expenses including amortization expense and transaction related costs, increased $2.9 million, or 2.3%, to $131.6 million for the three months ended March 31, 2013 compared to $128.7 million for the same period in 2012. These expenses, as a percentage of net revenue, were 19.8% for the three months ended March 31, 2013 compared to 20.6% for the three months ended March 31, 2012.

Compensation and related benefits. Compensation and related benefits decreased $0.5 million, or -0.6%, to $79.5 million for the three months ended March 31, 2013 compared to $80.0 million for the same period in 2012. The decrease in compensation and related benefits was primarily due to a decrease in store and corporate incentives, partially offset by an increase to support our increased store base and sales volume.

Advertising and promotion. Advertising and promotion expenses increased $4.2 million, or 26.0%, to $20.4 million for the three months ended March 31, 2013 compared to $16.2 million for the same period in 2012. The increase in advertising expense resulted primarily from an increase in media expense with the launch of the “Respect Yourself” campaign.

Other SG&A. Other SG&A expenses, including amortization expense, decreased $0.1 million, or -0.3%, to $31.7 million for the three months ended March 31, 2013 compared to $31.8 million for the same period in 2012.

Transaction related costs. We did not incur any transaction related costs for the three months ended March 31, 2013. For the three months ended March 31, 2012, we incurred $0.7 million of expenses related to the March 2012 offering.

Operating Income

As a result of the foregoing, consolidated operating income increased $12.5 million, or 11.1%, to $124.5 million for the three months ended March 31, 2013 compared to $112.1 million for the same period in 2012. Operating income, as a percentage of net revenue, was 18.7% and 18.0% for the three months ended March 31, 2013 and 2012, respectively.

Retail. Operating income increased $5.4 million, or 5.8%, to $98.6 million for the three months ended March 31, 2013 compared to $93.2 million for the same period in 2012. The increase in operating income was driven by higher gross profit margin and expense leverage on the same store sales increase in payroll, partially offset by a planned increase in marketing spend this quarter in support of the “Respect Yourself” marketing campaign launch.

Franchise. Operating income increased $4.0 million, or 11.6%, to $38.4 million for the three months ended March 31, 2013 compared to $34.5 million for the same period in 2012. The increase was due to increased wholesale product sales and royalty income.

Manufacturing/Wholesale. Operating income increased $0.1 million, or 0.4%, to $22.9 million for the three months ended March 31, 2013 compared to $22.8 million for the same period in 2012.  Operating income grew slower than sales due to a lower mix of proprietary product sales.

Warehousing and distribution costs. Unallocated warehousing and distribution costs increased $0.6 million, or 3.5%, to $16.4 million for the three months ended March 31, 2013 compared to $15.8 million for the same period in 2012. The increase was primarily due to higher fuel costs and increased wages to support higher sales volume.

Corporate costs. Corporate overhead costs decreased $2.8 million, or -12.9%, to $19.0 million for the three months ended March 31, 2013 compared to $21.9 million for the same period in 2012. This decrease was due to decreases in compensation expenses and other SG&A costs.

Transaction related costs. We did not incur any transaction related costs for the three months ended March 31, 2013. For the three months ended March 31, 2012, we incurred $0.7 million of expenses related to the March 2012 offering.

Interest Expense

Interest expense increased $0.6 million, or 6.1%, to $11.0 million for the three months ended March 31, 2013 compared to $10.4 million for the same period in 2012. This increase was primarily due to the borrowings under the $200.0 million Incremental Term Loan, partially offset by the effects of the Repricing.

Income Tax Expense

We recognized $40.9 million of income tax expense (or 36.0% of pre-tax income) during the three months ended March 31, 2013 compared to $37.8 million (or 37.2% of pre-tax income) for the same period in 2012.  The income tax rate was lower for the three months ended March 31, 2013 compared to the same period in 2012 as a result of benefit of the American Taxpayer Relief Act of 2012 enacted on January 2, 2013 and non-deductible transaction related costs in 2012.

Net Income

As a result of the foregoing, consolidated net income increased $8.7 million to $72.6 million for the three months ended March 31, 2013 compared to $63.9 million for the same period in 2012.

Liquidity and Capital Resources

At March 31, 2013, we had $176.2 million in cash and cash equivalents and $581.9 million in working capital, compared with $158.5 million in cash and cash equivalents and $573.5 million in working capital at December 31, 2012. The $8.4 million increase in our working capital was primarily driven by an increase in our receivables and inventory levels due to an increase in volume, partially offset by an increase in accounts payable.

We expect to fund our operations through internally generated cash and, if necessary, from borrowings under the Revolving Credit Facility.  At March 31, 2013, we had $78.9 million available under the Revolving Credit Facility, after giving effect to $1.1 million utilized to secure letters of credit.

We expect our primary uses of cash in the near future will be for capital expenditures, working capital requirements, and funding any quarterly dividends to stockholders and share repurchases that are approved by the board of directors.

On February 14, 2013, the board of directors authorized a program to repurchase up to an aggregate of $250.0 million of our Class A common stock. We repurchased $61.3 million of Class A common stock during the first quarter of 2013.

On April 26, 2013, the board of directors authorized and declared a cash dividend for the second quarter of 2013 of $0.15 per share of Class A common stock, payable on or about June 28, 2013 to stockholders of record as of the close of business on June 14, 2013.

We currently anticipate that cash generated from operations, together with amounts available under the Revolving Credit Facility, will be sufficient for the term of the Revolving Credit Facility, which matures on March 15, 2016, to meet our operating expenses and fund capital expenditures. Under the Incremental Term Loan, we are required to make quarterly payments of $0.5 million, payable every quarter beginning September 30, 2012 and ending on December 31, 2017. Our ability to make scheduled payments of principal on, to pay interest on or to refinance our debt and to satisfy our other debt obligations will depend on our future operating performance, which will be affected by general economic, financial and other factors beyond our control.  We are currently in compliance with our debt covenant reporting and compliance obligations under the Senior Credit Facility and expect to remain in compliance throughout 2013.

Cash Provided by Operating Activities

Cash provided by operating activities was $95.5 million and $70.7 million for the three months ended March 31, 2013 and 2012, respectively. The increase was due to an increase in net income of $8.7 million and the timing of payments for inventory, accounts payable, and accounts receivable for the three months ended March 31, 2013 compared to the same period in 2012.

For the three months ended March 31, 2013, inventory increased $23.1 million as a result of increases in our finished goods to support our increased sales. Accounts receivables increased $9.4 million as a result of increased sales to our franchisees. Accounts payable increased $13.3 million due to the increase in inventory and timing of payments. Deferred revenue and other current liabilities increased $27.6 million due to an increase in accrued taxes.

Cash Used in Investing Activities

Cash used in investing activities was $10.6 million for both the three months ended March 31, 2013 and 2012. Capital expenditures, which were primarily for new stores and improvements to our retail stores and our South Carolina manufacturing facility, were $9.9 million and $9.2 million for the three months ended March 31, 2013 and 2012, respectively.

Our capital expenditures typically consist of new stores, certain periodic updates in our company-owned stores and ongoing upgrades and improvements to our manufacturing facilities and information technology systems.

We expect capital expenditures to be approximately $50 million in 2013, which includes costs associated with growing our domestic square footage.  We anticipate funding our 2013 capital requirements with cash flows from operations and, if necessary, borrowings under the Revolving Credit Facility.

Cash Used in Financing Activities

For the three months ended March 31, 2013, cash used in financing activities was $67.6 million, primarily consisting of dividends paid to Holdings’ stockholders of $14.7 million and the repurchase of an aggregate of $61.3 million shares of Class A common stock under the repurchase program, offset by $9.4 million of proceeds from exercised stock options, including the associated tax benefit.

For the three months ended March 31, 2012, cash provided by financing activities was $13.3 million, primarily due to $33.6 million of proceeds from exercised stock options, including the associated tax benefit, offset partially by dividends paid to stockholders of $11.5 million and the repurchase of stock under a repurchase program of $5.9 million.

Contractual Obligations

There are no material changes in our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Off Balance Sheet Arrangements

As of March 31, 2013, we had no relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off balance sheet arrangements, or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Critical Accounting Estimates

Our significant accounting policies are described in the notes to our unaudited consolidated financial statements under Note 2, “Basis of Presentation and Summary of Significant Accounting Policies”. There have been no material changes to the application of critical accounting policies and significant judgments and estimates since those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (the “FASB”) issued an accounting standard regarding the reclassification of amounts out of accumulated other comprehensive income (“AOCI”).  This standard does not change the current requirements for reporting net income or other comprehensive income. However, the standard requires disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the footnotes to the financial statements. Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail. This guidance is effective for fiscal years beginning after December 15, 2012. We adopted this guidance during the first quarter of 2013. The adoption of this guidance had no material impact on our consolidated financial statements.

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

Interest Rate Market Risk

All of Centers’ long-term debt is subject to changing interest rates.  Although changes in interest rates do not impact our operating income, the changes could affect the fair value of such debt and related interest payments.  Based on our variable rate debt balance as of March 31, 2013, an increase of 1% in the interest rates would cause our annual interest rate costs to increase by approximately $2.2 million.  A decrease in the current interest rates would have no impact on interest expense due to an interest rate floor that exists on the Senior Credit Facility.

Foreign Currency Exchange Rate Market Risk

We are subject to the risk of foreign currency exchange rate changes in the conversion from local currencies to the U.S. dollar of the reported financial position and operating results of our non-U.S. based subsidiaries. We are also subject to foreign currency exchange rate changes for purchases of goods and services that are denominated in currencies other than the U.S. dollar. The primary currencies to which we are exposed to fluctuations are the Canadian Dollar and the Chinese Renminbi. The fair value of our net foreign investments and our foreign denominated payables would not be materially affected by a 10% adverse change in foreign currency exchange rates for the three months ended March 31, 2013 and 2012.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act has been appropriately recorded, processed, summarized and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our CEO and CFO have concluded that, as of March 31, 2013, our disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal controls over financial reporting that occurred during the last fiscal quarter, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1.   Legal Proceedings

We are engaged in various legal actions, claims and proceedings resulting from the Company’s business activities arising in the normal course of business, including claims related to breach of contracts, products liabilities, intellectual property matters and employment-related matters. As with most actions such as these, an estimation of any possible and/or ultimate liability cannot always be determined. We continue to assess the requirement to account for additional contingencies in accordance with the standard on contingencies. If we are required to make a payment in connection with an adverse outcome in these matters, it could have a material adverse effect on our business, financial condition, results of operations or cash flows.

As a manufacturer and retailer of nutritional supplements and other consumer products that are ingested by consumers or applied to their bodies, we have been and are currently subjected to various product liability claims. Although the effects of these claims to date have not been material to us, it is possible that current and future product liability claims could have a material adverse effect on our business, financial condition, results of operations or cash flows. We currently maintain product liability insurance with a deductible/retention of $4.0 million per claim with an aggregate cap on retained loss of $10.0 million. We typically seek and have obtained contractual indemnification from most parties that supply raw materials for our products or that manufacture or market products we sell. We also typically seek to be added, and have been added, as an additional insured under most of such parties’ insurance policies. We are also entitled to indemnification by Numico for certain losses arising from claims related to products containing ephedra or Kava Kava sold prior to December 5, 2003. However, any such indemnification or insurance is limited by its terms and any such indemnification, as a practical matter, is limited to the creditworthiness of the indemnifying party and its insurer, and the absence of significant defenses by the insurers. We may incur material products liability claims, which could increase our costs and adversely affect our reputation, revenue and operating income.

Hydroxycut Claims. On May 1, 2009, the Food and Drug Administration (“FDA”) issued a warning on several Hydroxycut-branded products manufactured by Iovate. The FDA warning was based on 23 reports of liver injuries from consumers who claimed to have used the products between 2002 and 2009. As a result, Iovate voluntarily recalled 14 Hydroxycut-branded products.

Following the recall, the Company was named, among other defendants, in approximately 93 lawsuits related to Hydroxycut-branded products in 14 states. Iovate previously accepted our tender request for defense and indemnification under its purchasing agreement with us and, as such, Iovate has accepted our request for defense and indemnification in the Hydroxycut matters. Our ability to obtain full recovery in respect to any claims against us in connection with products manufactured by Iovate under the indemnity is dependent on Iovate’s insurance coverage, the creditworthiness of its insurer, and the absence of significant defenses by such insurer. To the extent the Company is not fully compensated by Iovate’s insurer, we can seek recovery directly from Iovate. Our ability to fully recover such amounts may be limited by the creditworthiness of Iovate.

During the three months ended March 31, 2013, we were not named in any new personal injury lawsuits related to Hydroxycut.  As of March 31, 2013, there were 73 pending lawsuits related to Hydroxycut in which the Company has been named: 67 individual, largely personal injury claims and six putative class action cases, generally inclusive of claims of consumer fraud, misrepresentation, strict liability and breach of warranty.  In 2009, the United States Judicial Panel on Multidistrict Litigation consolidated pretrial proceedings of many of the pending actions in the Southern District of California (In re: Hydroxycut Marketing and Sales Practices Litigation, MDL No. 2087). The parties in the consolidated class actions have reached a settlement, and the settlement has been preliminarily approved by the Court.  The parties’ motion for final approval of the settlement was heard on April 23, 2013.  The Company is not required to make any payments under the settlement.

Item 1A.   Risk Factors

There have been no material changes to the disclosures relating to this item from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth information regarding Holdings’ purchases of shares of Class A common stock during the quarter ended March 31, 2013:

				Maximum Number (or
				Approximate Dollar
			Total Number of	Value) of Shares that
		Average	Shares Purchased as	May Yet Be Purchased
	Total Number of	Price Paid	Part of Publicly	under the Plans or
	Shares Purchased (1)	per Share	Announced Plans	Programs
January 1 to January 31, 2013	-	-	-	-
February 1 to February 28, 2013	954,488	40.44	954,488	$ 211,404,070
March 1 to March 31, 2013	550,000	41.30	550,000	$ 188,690,297
Total	1,504,488	$ 40.75	1,504,488

(1)          On February 14, 2013, we announced that our board of directors  approved  a share repurchase program pursuant to which we were authorized to purchase up to an aggregate of $250.0 million shares of Class A common stock during the twelve month period ending February 28, 2014 (the “Repurchase Program”). Other than purchases in connection with the Repurchase Program as set forth in the table above, we made no purchases of shares of Class A common stock for the quarter ended March 31, 2013.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Item 4 is not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit
No.	Description
10.1	GNC Holdings, Inc. Directors’ Non-Qualified Deferred Compensation Plan Effective as of January 1, 2013*
10.2	Form of Director Restricted Stock Unit Award Agreement*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

*	Management contract or compensatory plan or arrangement of the Company required to be filed as an exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the persons undersigned thereunto duly authorized.

GNC HOLDINGS, INC.
(Registrant)

/s/ Joseph M. Fortunato
Date: May 2, 2013	Joseph M. Fortunato
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Michael M. Nuzzo
Date: May 2, 2013	Michael M. Nuzzo
Chief Financial Officer
(Principal Financial Officer)

/s/ Andrew S. Drexler
Date: May 2, 2013	Andrew S. Drexler
Corporate Controller
(Principal Accounting Officer)