Form 10-Q
period 2013-06-30
GNC HOLDINGS, INC.
filed 2013-08-01
CIK 1502034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of July 26, 2013, there were 95,296,359 outstanding shares of Class A common stock, par value $0.001 per share (the “Class A common stock”), of GNC Holdings, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GNC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, including share data)

	June 30,	December 31,
	2013	2012
Current assets:	(unaudited)
Cash and cash equivalents	$64,025	$158,541
Receivables, net	142,104	129,641
Inventories (Note 3)	544,299	491,599
Prepaids and other current assets	40,989	39,016
Total current assets	791,417	818,797

Long-term assets:
Goodwill (Note 4)	641,024	639,915
Brands (Note 4)	720,000	720,000
Other intangible assets, net (Note 4)	137,748	141,717
Property, plant and equipment, net	199,683	199,487
Other long-term assets	32,787	32,124
Total long-term assets	1,731,242	1,733,243

Total assets	$2,522,659	$2,552,040

Current liabilities:
Accounts payable	$157,867	$125,165
Current portion, long-term debt (Note 5)	3,557	3,817
Deferred revenue and other current liabilities	103,346	116,337
Total current liabilities	264,770	245,319

Long-term liabilities:
Long-term debt (Note 5)	1,093,366	1,094,745
Deferred tax liabilities, net	283,886	283,203
Other long-term liabilities	49,580	46,734
Total long-term liabilities	1,426,832	1,424,682

Total liabilities	1,691,602	1,670,001

Stockholders’ equity:
Common stock, $0.001 par value, 300,000 shares authorized:
Class A, 112,339 shares issued and 95,678 shares outstanding and 16,661 shares held in treasury at June 30, 2013 and 111,725 shares issued and 99,244 shares outstanding and 12,481 shares held in treasury at December 31, 2012	112	111
Paid-in-capital	826,535	810,094
Retained earnings	607,878	492,687
Treasury stock, at cost	(605,210)	(423,900)
Accumulated other comprehensive income	1,742	3,047
Total stockholders’ equity	831,057	882,039

Total liabilities and stockholders’ equity	$2,522,659	$2,552,040

The accompanying notes are an integral part of the consolidated financial statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(unaudited)

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Revenue	$676,276	$619,081	$1,340,966	$1,243,354
Cost of sales, including cost of warehousing, distribution and occupancy	420,384	379,644	828,937	763,208

Gross profit	255,892	239,437	512,029	480,146

Compensation and related benefits	81,104	78,376	160,649	158,419
Advertising and promotion	16,282	13,411	36,722	29,630
Other selling, general and administrative	34,917	30,573	66,582	62,358
Foreign currency gain	(82)	17	(115)	(76)
Transaction related costs	-	-	-	686
Operating income	123,671	117,060	248,191	229,129

Interest expense, net (Note 5)	11,101	10,495	22,116	20,878

Income before income taxes	112,570	106,565	226,075	208,251

Income tax expense (Note 10)	40,882	39,894	81,744	77,723

Net income	$71,688	$66,671	$144,331	$130,528

Income per share - Basic and Diluted:

Earnings per share:
Basic	$0.74	$0.63	$1.47	$1.23
Diluted	$0.73	$0.62	$1.46	$1.21

Weighted average common shares outstanding:
Basic	97,428	106,517	98,208	106,161
Diluted	98,333	107,927	99,106	107,917

Dividends declared per share:	$0.15	$0.11	$0.30	$0.22

Consolidated Statements of Comprehensive Income

(unaudited)

(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Net income	$71,688	$66,671	$144,331	$130,528
Other comprehensive loss:
Foreign currency translation adjustments	(708)	(580)	(1,305)	(226)
Other comprehensive loss	(708)	(580)	(1,305)	(226)

Comprehensive income	$70,980	$66,091	$143,026	$130,302

The accompanying notes are an integral part of the consolidated financial statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands, including per share data)

								Accumulated
	Common Stock							Other	Total
	Class A		Class B		Treasury	Paid-in-	Retained	Comprehensive	Stockholders’
	Shares	Dollars	Shares	Dollars	Stock	Capital	Earnings	Income/(Loss)	Equity
Balance at December 31, 2012	99,244	$111	-	$-	$(423,900)	$810,094	$492,687	$3,047	$882,039

Comprehensive income	-	-	-	-	-	-	144,331	(1,305)	143,026
Repurchase of treasury stock	(4,180)	-	-	-	(181,310)	-	-	-	(181,310)
Common stock dividends	-	-	-	-	-	-	(29,140)	-	(29,140)
Conversions to common stock	614	1	-	-	-	12,567	-	-	12,568
Non-cash stock-based compensation	-	-	-	-	-	3,874	-	-	3,874

Balance at June 30, 2013 (unaudited)	95,678	$112	-	$-	$(605,210)	$826,535	$607,878	$1,742	$831,057

Balance at December 31, 2011	102,985	$105	2,060	$2	$(65,048)	$741,848	$298,831	$2,724	$978,462

Comprehensive income	-	-	-	-	-	-	130,528	(226)	130,302
Conversion of Class B stock to Class A stock	2,060	2	(2,060)	(2)	-	-	-	-	-
Repurchase of treasury stock	(1,665)	-	-	-	(58,822)	-	-	-	(58,822)
Common stock dividends	-	-	-	-	-	-	(23,409)	-	(23,409)
Conversions to common stock	2,938	3	-	-	-	47,100	-	-	47,103
Non-cash stock-based compensation	-	-	-	-	-	2,320	-	-	2,320
Other	-	-	-	-	-	-	(1,051)	-	(1,051)

Balance at June 30, 2012 (unaudited)	106,318	$110	-	$-	$(123,870)	$791,268	$404,899	$2,498	$1,074,905

The accompanying notes are an integral part of the consolidated financial statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six months ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$144,331	$130,528
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	25,131	24,329
Amortization of debt costs	1,258	1,166
Increase in provision for inventory losses	8,990	6,554
Increase in receivables	(13,948)	(15,049)
Increase in inventory	(61,874)	(90,642)
(Increase) decrease in prepaids and other current assets	(1,997)	1,699
Increase in accounts payable	32,449	34,475
(Decrease) increase in deferred revenue and other current liabilities	(13,250)	1,384
Other operating activities	5,742	(1,578)
Net cash provided by operating activities	126,832	92,866

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(21,475)	(20,838)
Other investing activities	(1,194)	(1,895)
Net cash used in investing activities	(22,669)	(22,733)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid to shareholders	(29,078)	(23,409)
Payments on long-term debt	(1,893)	(833)
Proceeds from exercised stock options	6,280	19,540
Tax benefit from exercise of stock options	6,970	28,903
Repurchase of treasury stock	(181,310)	(59,960)
Other financing activities	-	(2,500)
Net cash used in financing activities	(199,031)	(38,259)

Effect of exchange rate on cash and cash equivalents	352	(145)
Net (decrease) increase in cash and cash equivalents	(94,516)	31,729
Beginning balance, cash and cash equivalents	158,541	128,438
Ending balance, cash and cash equivalents	$64,025	$160,167

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

Recent Significant Transactions. In April 2011, Holdings consummated an initial public offering (the “IPO”) of 25.9 million shares of its Class A common stock, par value $0.001 per share (the “Class A common stock”), at an IPO price of $16.00 per share. Prior to the IPO, Holdings’ outstanding common stock was principally owned by Ontario Teachers’ Pension Plan Board (“OTPP”) and Ares Corporate Opportunities Fund II L.P. (“Ares”, and together with OTPP, collectively referred to as the “Sponsors”). In March 2012, OTPP converted all of its shares of Class B common stock into an equal number of shares of Class A common stock. Subsequent to the IPO, certain of Holdings’ stockholders, including the Sponsors, completed the following registered offerings of Class A common stock:

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

As of June 30, 2013, the Company had completed $181.3 million of its February 2013 approved $250.0 million share repurchase program of Class A common stock.

In March 2011, GNC Corporation and General Nutrition Centers, Inc., each a wholly owned subsidiary of Holdings, entered into a Credit Agreement (the “Credit Agreement”), that provided for a $1.2 billion term loan (the “Term Loan Facility”) and an $80.0 million revolving credit facility (the “Revolving Credit Facility” and together with the Term Loan Facility, the “Senior Credit Facility”). In August 2012, the Credit Agreement was amended to increase the outstanding borrowings by $200.0 million.  In October 2012, the Credit Agreement was amended to adjust the per annum interest rate to the greater of LIBOR and 1.00%, plus an applicable margin of 2.75%.

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

Transaction Related Costs.  The Company recognizes transaction related costs as expenses in the period incurred.  For the six months ended June 30, 2013, the Company incurred no transaction related costs. For the six months ended June 30, 2012, the Company incurred $0.7 million of expenses related to the March 2012 offering.

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

NOTE 3.  INVENTORIES

The net carrying value of inventories consisted of the following:

	June 30,	December 31,
	2013	2012
	(unaudited)
	(in thousands)

Finished product ready for sale	$455,539	$415,096
Work-in-process, bulk product and raw materials	81,314	70,022
Packaging supplies	7,446	6,481
Total	$544,299	$491,599

NOTE 4. GOODWILL AND INTANGIBLE ASSETS, NET

For the six months ended June 30, 2013 and 2012, the Company acquired 11 and 17 franchise stores, respectively. These acquisitions were accounted for using the purchase method of accounting and the Company recorded the acquired inventory, fixed assets, franchise rights and goodwill, with an applicable reduction to receivables and cash. For the six months ended June 30, 2013 and 2012, the total purchase price associated with these acquisitions was $2.0 million and $3.4 million, respectively, of which $1.2 million and $1.6 million, respectively, was paid in cash.

The following table summarizes the Company’s goodwill activity:

			Manufacturing/
	Retail	Franchising	Wholesale	Total
	(in thousands)

Balance at December 31, 2012	$319,771	$117,303	$202,841	$639,915
Acquired franchise stores	1,109	-	-	1,109
Balance at June 30, 2013 (unaudited)	$320,880	$117,303	$202,841	$641,024

Intangible assets other than goodwill consisted of the following:

	Retail	Franchise	Operating	Other
	Brand	Brand	Agreements	Intangibles	Total
	(in thousands)

Balance at December 31, 2012	$500,000	$220,000	$132,317	$9,400	$861,717
Acquired franchise stores	-	-	-	202	202
Amortization expense	-	-	(3,326)	(845)	(4,171)
Balance at June 30, 2013 (unaudited)	$500,000	$220,000	$128,991	$8,757	$857,748

The following table reflects the gross carrying amount and accumulated amortization for each major intangible asset:

	Weighted -	June 30, 2013			December 31, 2012
	Average		Accumulated	Carrying		Accumulated	Carrying
	Life	Cost	Amortization	Amount	Cost	Amortization	Amount
			(unaudited)
		(in thousands)

Brands - retail	-	$500,000	$-	$500,000	$500,000	$-	$500,000
Brands - franchise	-	220,000	-	220,000	220,000	-	220,000
Retail agreements	30.2	31,000	(6,775)	24,225	31,000	(6,249)	24,751
Franchise agreements	25.0	70,000	(17,617)	52,383	70,000	(16,217)	53,783
Manufacturing agreements	25.0	70,000	(17,617)	52,383	70,000	(16,217)	53,783
Other intangibles	11.4	10,600	(2,757)	7,843	10,600	(2,151)	8,449
Franchise rights	3.7	5,335	(4,421)	914	5,134	(4,183)	951
Total	24.5	$906,935	$(49,187)	$857,748	$906,734	$(45,017)	$861,717

The following table represents future estimated amortization expense of intangible assets with finite lives at June 30, 2013:

Estimated
amortization
Years ending December 31,	expense
(unaudited)
(in thousands)
2013	$4,336
2014	8,155
2015	8,003
2016	7,934
2017.	7,885
Thereafter	101,435
Total	$137,748

NOTE 5.  LONG-TERM DEBT / INTEREST EXPENSE

Long-term debt consisted of the following:

	June 30,	December 31,
	2013	2012
	(unaudited)
	(in thousands)

Senior Credit Facility	$1,095,366	$1,096,112
Mortgage	1,554	2,444
Capital leases	3	6
Total debt	1,096,923	1,098,562
Less: current maturities	(3,557)	(3,817)
Long-term debt	$1,093,366	$1,094,745

For the six months ended June 30, 2013 and 2012, interest expense was $22.1 million and $20.9 million, respectively, and consisted primarily of interest on outstanding borrowings under the Term Loan Facility. Interest under both the Term Loan Facility and the Revolving Credit Facility is based on variable rates. At both June 30, 2013 and December 31, 2012, the interest rate under the Term Loan Facility was 3.75% and the interest rate under the Revolving Credit Facility was 3.00%. The Revolving Credit Facility was undrawn and had outstanding letters of credit of $1.1 million at both June 30, 2013 and December 31, 2012.

As of June 30, 2013, the Company believes that it is in compliance with all covenants under the Senior Credit Facility.

NOTE 6.  FINANCIAL INSTRUMENTS

At June 30, 2013 and December 31, 2012, the Company’s financial instruments consisted of cash and cash equivalents, receivables, franchise notes receivable, accounts payable, certain accrued liabilities and long-term debt. The carrying amount of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximates their respective fair values because of the short maturities of these instruments. Based on the interest rates currently available and their underlying risk, the carrying value of the franchise notes receivable approximates their respective fair values. These fair values are reflected net of reserves for uncollectible amounts. As considerable judgment is required to determine these estimates and assumptions, changes in the assumptions or methodologies may have an effect on these estimates. The Company determined the estimated fair values of its debt by using currently available market information. The fair value of debt is classified as a Level 2 category on the fair value hierarchy, as defined in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The actual and estimated fair values of the Company’s financial instruments are as follows:

	June 30, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(unaudited)
	(in thousands)
Cash and cash equivalents	$64,025	$64,025	$158,541	$158,541
Receivables, net	142,104	142,104	129,641	129,641
Franchise notes receivable, net	8,101	8,101	7,589	7,589
Accounts payable	157,867	157,867	125,165	125,165
Long-term debt (including current portion)	1,096,923	1,091,438	1,098,562	1,101,309

NOTE 7.  COMMITMENTS AND CONTINGENCIES

The Company is engaged in various legal actions, claims and proceedings arising in the normal course of business, including claims related to breach of contracts, products liabilities, intellectual property matters and employment-related matters resulting from the Company’s business activities.  The Company records accruals for outstanding legal matters when it believes it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. The Company evaluates, on a quarterly basis, developments in legal matters that could affect the amount of any accrual and developments that would make a loss contingency both probable and reasonably estimable. If a loss contingency is not both probable and estimable, the Company does not establish an accrued liability.  Currently, none of the Company’s accruals for outstanding legal matters are material individually or in the aggregate to the Company’s financial position. However, if the Company ultimately is required to make a payment in connection with an adverse outcome in any of the matters discussed below, it is possible that it could have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

The Company’s contingencies are subject to substantial uncertainties, including for each such contingency the following, among other factors: (i) the procedural status of the case; (ii) whether the case has or may be certified as a class action suit; (iii) the outcome of preliminary motions; (iv) the impact of discovery; (v) whether there are significant factual issues to be determined or resolved; (vi) whether the proceedings involve a large number of parties and/or parties and claims in multiple jurisdictions or jurisdictions in which the relevant laws are complex or unclear; (vii) the extent of potential damages, which are often unspecified or indeterminate; and (viii) the status of settlement discussions, if any, and the settlement posture of the parties.  Consequently, except as otherwise noted below with regard to a particular matter, the Company cannot predict with any reasonable certainty the timing or outcome of the legal matters described below, and the Company is unable to estimate a possible loss or range of loss.

As a manufacturer and retailer of nutritional supplements and other consumer products that are ingested by consumers or applied to their bodies, the Company has been and is currently subjected to various product liability claims. Although the effects of these claims to date have not been material to the Company, it is possible that current and future product liability claims could have a material adverse impact on its business or financial condition, results of operations, or cash flows. The Company currently maintains product liability insurance with a deductible/retention of $4.0 million per claim with an aggregate cap on retained loss of $10.0 million. The Company typically seeks and has obtained contractual indemnification from most parties that supply raw materials for its products or that manufacture or market products it sells. The Company also typically seeks to be added, and has been added, as an additional insured under most of such parties’ insurance policies. The Company is also entitled to indemnification by Numico for certain losses arising from claims related to products containing ephedra or Kava Kava sold prior to December 5, 2003. However, any such indemnification or insurance is limited by its terms and any such indemnification, as a practical matter, is limited to the creditworthiness of the indemnifying party and its insurer, and the absence of significant defenses by the insurers. Consequently, the Company may incur material product liability claims, which could increase its costs and adversely affect its reputation, revenue and operating income.

Litigation

Hydroxycut Claims. In 2009, the FDA issued a warning on several Hydroxycut-branded products manufactured by Iovate Health Sciences U.S.A., Inc. (“Iovate”) based on 23 reports of liver injuries from consumers who claimed to have used the products between 2002 and 2009. As a result, Iovate voluntarily recalled 14 Hydroxycut-branded products.

Following the recall, the Company was named, among other defendants, in approximately 93 lawsuits, including a number of putative class action cases, related to Hydroxycut-branded products in 14 states.  Iovate accepted the Company’s tender request for defense and indemnification under its purchasing agreement in these matters.

As of June 30, 2013, there were 73 pending lawsuits related to Hydroxycut in which the Company has been named, including 67 individual, largely personal injury claims and six putative class action cases, generally inclusive of claims of consumer fraud, misrepresentation, strict liability and breach of warranty. The United States Judicial Panel on Multidistrict Litigation consolidated pretrial proceedings of many of the pending actions in the Southern District of California (In re: Hydroxycut Marketing and Sales Practices Litigation, MDL No. 2087).

The parties in the consolidated class actions reached a settlement, which was preliminarily approved by the Court. There are two objectors to the settlement.  The parties’ motion for final approval of the settlement was heard on April 23, 2013. The judge indicated at the hearing that he would grant final approval of the settlement, but ordered the objectors to appear at an evidentiary hearing, which was held on July 16, 2013, to provide evidence of their standing to object to the settlement. The Court has not yet issued its decision with respect to the matters addressed at the July 16th hearing.  The Company is not required to make any payments under the settlement agreement.

In May 2013, the parties to the individual personal injury cases signed a Master Settlement Agreement, under which the Company is not required to make any payments. After the Master Settlement Agreement was signed, a new case was filed against Iovate and several other defendants, including the Company, in Alabama state court. Iovate is working to include this case into the master settlement.  Assuming that this most recently filed case is included in the Master Settlement Agreement, and following final court approval of the Master Settlement Agreement pertaining to the individual personal injury cases and the settlement of the consolidated class action suits, all of the Hydroxycut claims currently pending against the Company will be resolved without any payment by the Company.

Commitments

In addition to operating leases obtained in the normal course of business, the Company maintains certain purchase commitments with various vendors to ensure its operational needs are fulfilled.  As of June 30, 2013, such future purchase commitments consisted of $2.8 million. Other commitments related to the Company’s business operations cover varying periods of time and are not significant. All of these commitments are expected to be fulfilled with no adverse consequences to the Company’s operations or financial condition.

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

NOTE 8.  STOCK-BASED COMPENSATION PLANS

The Company has outstanding stock-based compensation awards that were granted by the Compensation Committee (the “Compensation Committee”) of Holdings’ board of directors under the following two stock-based employee compensation plans:

•                  the GNC Holdings, Inc. 2011 Stock and Incentive Plan (the “2011 Stock Plan”) adopted in March 2011; and

•                  the GNC Acquisition Holdings Inc. 2007 Stock Incentive Plan adopted in March 2007 (as amended, the “2007 Stock Plan”).

Both plans have provisions that allow for the granting of stock options, restricted stock and other stock based awards and are available to certain eligible employees, directors, consultants or advisors as determined by the Compensation Committee. Stock options under the plans were granted with exercise prices at or above fair market value on the date of grant, typically vest over a four- or five-year period, and expire seven or ten years from the date of grant.

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

The Company utilizes the Black Scholes model to calculate the fair value of options under both the 2011 Stock Plan and the 2007 Stock Plan. The grant-date fair value of the Company’s restricted stock awards and restricted stock units is based on the closing price of a share of the Company’s common stock on the New York Stock Exchange on the date of the grant. The resulting compensation cost is recognized in the Company’s financial statements over the vesting period. The Company recognized $3.9 million and $2.3 million of total non-cash stock-based compensation expense for the six months ended June 30, 2013 and 2012, respectively. At June 30, 2013, there was approximately $17.3 million of total unrecognized compensation cost related to non-vested stock-based compensation for all awards previously made that are expected to be recognized over a weighted average period of approximately 1.9 years. All expense for the stock-based compensation plans is recorded to paid-in-capital.

During the six months ended June 30, 2013, the total intrinsic value of awards exercised was $18.7 million and the total amount received by Holdings from the exercise of options was $6.3 million. The total tax impact associated with the exercise of awards for the six months ended June 30, 2013 was a benefit of $7.0 million, of which $6.3 million was recorded to paid-in-capital.

During the six months ended June 30, 2012, the total intrinsic value of awards exercised was $78.5 million, and the total amount received by Holdings from the exercise of options was $19.5 million. The total tax impact associated with the exercise of awards for the six months ended June 30, 2012 was a benefit of $28.9 million, of which $27.0 million was recorded to paid-in-capital.

Stock Options

The following table sets forth a summary of stock options under all plans for the six months ended June 30, 2013:

	Total Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2012	3,159,542	$18.96
Granted	20,808	43.73
Exercised	(600,892)	10.20
Forfeited	(61,241)	26.42
Outstanding at June 30, 2013	2,518,217	$21.07	5.9	$58,260

Exercisable at June 30, 2013	892,644	$15.55	5.5	$25,587

The weighted average fair value of options granted during the six months ended June 30, 2013 and 2012 was $14.01 and $9.89, respectively. Fair value of options vested during the six months ended June 30, 2013 and 2012 was $2.0 million and $2.9 million, respectively.

The Black Scholes model utilizes the following assumptions in determining a fair value: price of underlying stock, award exercise price, expected term, risk-free interest rate, expected dividend yield and expected stock price volatility over the award’s expected term. Due to the utilization of these assumptions, the existing models do not necessarily represent the definitive fair value of awards for future periods. As the IPO occurred during the second quarter of 2011, the option term has been estimated by considering both the vesting period, which typically for both plans has been four or five years, and the contractual term, which historically has been either seven or ten years. Prior to the IPO, the fair value of the Class A common stock was estimated based upon the net enterprise value of the Company, discounted to reflect the lack of liquidity and control associated with the stock.  Since the consummation of the IPO, the fair value of the Class A common stock has been based upon the closing price of the Class A common stock as reported on the New York Stock Exchange. Volatility is estimated based upon the current peer group average utilized by the Company.

The assumptions used in the Company’s Black Scholes valuation related to stock option grants made during the six months ended June 30, 2013 were as follows:

Dividend yield	1.4%
Expected option life	4.8 years
Volatility factor percentage of market price	40.1% - 40.5%
Discount rate	0.9%

Restricted Stock Awards

The following table sets forth a summary of restricted stock awards granted under the 2011 Stock Plan and related information for the six months ended June 30, 2013:

	Restricted Stock	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2012	123,941	$24.24
Granted	18,497	44.15
Vested	(12,736)	39.74
Forfeited	(7,553)	23.43
Outstanding at June 30, 2013	122,149	$25.69

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

The following table sets forth a summary of restricted stock units and performance stock units granted under the 2011 Stock Plan and related information for the six months ended June 30, 2013:

	Time Vesting Restricted Stock Units	Weighted Average Grant-Date Fair Value	Performance Vesting Restricted Stock Units	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2012	171,937	$36.16	-	$-
Granted	10,664	42.67	45,327	42.19
Forfeited	(6,907)	38.30	(1,379)	42.19
Outstanding at June 30, 2013	175,694	$36.47	43,948	$42.19

No time vesting or performance vesting shares vested during the six months ended June 30, 2013.

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

The following table represents key financial information of the Company’s segments:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(unaudited)
	(in thousands)
Revenue:
Retail	$502,490	$458,632	$995,957	$928,453
Franchise	110,560	103,539	218,446	205,024
Manufacturing/Wholesale:
Intersegment revenues	67,546	70,609	133,017	137,118
Third Party	63,226	56,910	126,563	109,877
Subtotal Manufacturing/Wholesale	130,772	127,519	259,580	246,995
Subtotal segment revenues	743,822	689,690	1,473,983	1,380,472
Elimination of intersegment revenues	(67,546)	(70,609)	(133,017)	(137,118)
Total revenue	$676,276	$619,081	$1,340,966	$1,243,354

Operating income:
Retail	$100,344	$97,617	$198,927	$190,792
Franchise	36,650	32,290	75,075	66,719
Manufacturing/Wholesale	25,507	23,858	48,434	46,695
Unallocated corporate and other costs:
Warehousing and distribution costs	(16,869)	(15,625)	(33,224)	(31,420)
Corporate costs	(21,961)	(21,080)	(41,021)	(42,971)
Transaction related costs	-	-	-	(686)
Subtotal unallocated corporate and other costs	(38,830)	(36,705)	(74,245)	(75,077)
Total operating income	123,671	117,060	248,191	229,129
Interest expense, net	11,101	10,495	22,116	20,878
Income before income taxes	$112,570	$106,565	$226,075	$208,251

NOTE 10.  INCOME TAXES

The Company recognized $81.7 million of income tax expense (or 36.2% of pre-tax income) during the six months ended June 30, 2013 compared to $77.7 million (or 37.3% of pre-tax income) for the same period in 2012.

The Company files a consolidated U.S. federal tax return and various consolidated and separate tax returns as prescribed by the tax laws of the state, local and international jurisdictions in which it operates. The Company’s 2010 federal income tax return is currently under examination by the Internal Revenue Service. The Company has various state and local jurisdiction tax years open to examination (the earliest open period is 2004), and the Company also has certain state and local jurisdictions currently under audit. As of June 30, 2013, the Company believes that it has appropriately reserved for potential federal and state income tax exposures.

At both June 30, 2013 and December 31, 2012, the Company had $12.9 million of unrecognized tax benefits. As of June 30, 2013, the Company is not aware of any tax positions for which it is reasonably possible that the amounts of unrecognized tax benefits will significantly increase or decrease within the next 12 months. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is approximately $12.9 million. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company had accrued approximately $5.3 million and $5.7 million at June 30, 2013 and December 31, 2012, respectively, for potential interest and penalties associated with uncertain tax positions. To the extent interest and penalties are not assessed with respect to the ultimate settlement of uncertain tax positions, amounts previously accrued will be reduced and reflected as a reduction of the overall income tax provision.

NOTE 11. RELATED PARTY TRANSACTIONS

Sponsors. Prior to the IPO, Holdings’ outstanding common stock was principally owned by the Sponsors. In March 2012, OTPP converted all of its shares of Class B common stock into an equal number of shares of Class A common stock. As of December 31, 2012 Ares did not own any shares of the Company’s capital stock and OTPP owned less than 10,000 shares of the Company’s Class A common stock, and therefore the Sponsors are no longer considered related parties.

Lease Agreements. General Nutrition Centres Company, the Company’s wholly owned subsidiary, is a party, as lessee, to 16 lease agreements with Cadillac Fairview Corporation (“Cadillac Fairview”), as lessor, and 1 lease agreement with Ontrea, Inc. (“Ontrea”), as lessor, with respect to properties located in Canada.  Cadillac Fairview and Ontrea are direct wholly owned subsidiaries of OTPP. For the six months ended June 30, 2012, the Company paid $1.2 million under the lease agreements with Cadillac Fairview, and an immaterial amount for the six months ended June 30, 2012 under the lease agreement with Ontrea. Each lease was negotiated in the ordinary course of business on an arm’s length basis.

NOTE 12. SUBSEQUENT EVENTS

On July 18, 2013, the board of directors authorized and declared a cash dividend for the third quarter of 2013 of $0.15 per share of Class A common stock, payable on or about September 27, 2013 to stockholders of record as of the close of business on September 13, 2013.

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

Business Overview

We are a global specialty retailer of health and wellness products. We derive our revenues principally from product sales through our company-owned stores and online through GNC.com and LuckyVitamin.com, domestic and international franchise activities and sales of products manufactured in our facilities to third parties. We sell products through a worldwide network of more than 8,300 locations operating under the GNC brand name.

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

As of June 30, 2013, we have completed $181.3 million of the February 2013 approved $250.0 million share repurchase program of Class A common stock.

In March 2011, GNC Corporate and General Nutrition Centers, Inc., each a wholly owned subsidiary of Holdings, entered into a Credit Agreement (the “Credit Agreement”), that provided for a $1.2 billion term loan (the “Term Loan Facility”) and an $80.0 million revolving credit facility (the “Revolving Credit Facility” and together with the Term Loan Facility, the “Senior Credit Facility”). In August 2012, the Credit Agreement was amended to increase the outstanding borrowings by $200.0 million (the “Incremental Term Loan”).  In October 2012, the Credit Agreement was amended to adjust the per annum interest rate to the greater of LIBOR and 1.00%, plus an applicable margin of 2.75% (the “Repricing”).

Executive Overview

In 2013, we have continued to focus on achieving our five principal corporate goals: growing company-owned domestic retail earnings, growing company-owned domestic retail square footage, growing our international footprint, expanding our e-commerce business and further leveraging the GNC brand. These goals are designed to drive both short-term and long-term financial results. Our efforts led to the following results for the three months ended June 30, 2013 compared to the same period in 2012:

•                  Our company-owned domestic same store sales increased by 4.0%, which includes a 27.5% increase from our GNC.com business.

•                  We increased our company-owned domestic store count by 44 net new stores during the second quarter of 2013.

•     Our retail segment sales increased by 9.6%, and operating income increased 2.8%.

•                  Total franchising revenue grew 6.8%, and operating income increased 13.5%.

•                  Domestic franchising revenue grew 5.2%, and we added 11 net new domestic franchise stores during the second quarter of 2013.

•                  International franchise revenue grew 9.2%, and we added 65 net new international franchise stores during the second quarter of 2013.

•                  We increased our sales in our wholesale/manufacturing segment by 11.1% through our wholesale distribution channels and increased third-party sales, and operating income increased 6.9%.

•                  We generated 9.2% of total revenue growth which drove a 5.6% increase in total operating income.

•                  We completed the rollout of the new Gold Card Member Pricing program to all stores nationwide and GNC.com, which evolved the Gold Card from a fixed 20% discount the first week of each month to an everyday variable discount Member Pricing model.

•                  For the six months ended June 30, 2013, we generated net cash from operating activities of $126.8 million, repurchased $181.3 million in common stock, and paid $29.1 million in common stock dividends.

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

Although we do not anticipate the number of our domestic franchise stores to grow substantially, we expect to achieve domestic franchise store revenue growth consistent with projected industry growth, which we expect to generate from royalties on franchise retail sales and product sales to our existing franchisees. As a result of our efforts to expand our international presence and provisions in our international franchising agreements requiring franchisees to open additional stores, we have increased our international store base in recent periods and expect to continue to increase the number of our international franchise stores over the next five years. We believe this will result in additional franchise fees associated with new store openings and increased revenues from product sales to, and royalties from, new franchisee stores. Since our international franchisees pay royalties to us in U.S. dollars, any strengthening of the U.S. dollar relative to our franchisees’ local currency may offset some of the growth in royalty revenue.

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

A significant portion of our business infrastructure is comprised of fixed operating costs. Our vertically integrated distribution network, manufacturing capacity, and our ability to outsource production can support higher sales volume without significant incremental costs.

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

Results of Operations

The following information presented for the three and six months ended June 30, 2013 and 2012 was prepared by management, is unaudited and was derived from our unaudited consolidated financial statements and accompanying notes. In the opinion of management, all adjustments necessary for a fair statement of our financial position and operating results for such periods and as of such dates have been included.

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

Results of Operations

(Dollars in millions and percentages expressed as a percentage of total net revenue)

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
	(unaudited)
Revenues:
Retail	$502.5	74.3%	$458.7	74.1%	$996.0	74.3%	$928.5	74.7%
Franchise	110.6	16.4%	103.5	16.7%	218.4	16.3%	205.0	16.5%
Manufacturing / Wholesale	63.2	9.3%	56.9	9.2%	126.6	9.4%	109.9	8.8%
Total net revenues	676.3	100.0%	619.1	100.0%	1,341.0	100.0%	1,243.4	100.0%

Operating expenses:
Cost of sales, including warehousing, distribution and occupancy costs	420.4	62.2%	379.6	61.3%	829.0	61.8%	763.2	61.4%
Compensation and related benefits	81.1	12.0%	78.4	12.7%	160.6	12.0%	158.4	12.7%
Advertising and promotion	16.3	2.4%	13.4	2.2%	36.7	2.7%	29.6	2.4%
Other selling, general and administrative expenses	32.8	4.8%	28.5	4.6%	62.4	4.7%	58.2	4.7%
Transaction related costs	-	0.0%	-	0.0%	-	0.0%	0.7	0.1%
Amortization expense	2.1	0.3%	2.1	0.3%	4.2	0.3%	4.3	0.3%
Foreign currency gain	(0.1)	0.0%	-	0.0%	(0.1)	0.0%	(0.1)	0.0%
Total operating expenses	552.6	81.7%	502.0	81.1%	1,092.8	81.5%	1,014.3	81.6%

Operating income:
Retail	100.3	14.8%	97.6	15.8%	198.9	14.8%	190.8	15.3%
Franchise	36.7	5.4%	32.3	5.2%	75.1	5.6%	66.7	5.4%
Manufacturing / Wholesale	25.5	3.8%	23.9	3.9%	48.4	3.6%	46.7	3.8%
Unallocated corporate and other costs:
Warehousing and distribution costs	(16.9)	-2.5%	(15.6)	-2.6%	(33.2)	-2.5%	(31.4)	-2.5%
Corporate costs	(21.9)	-3.2%	(21.1)	-3.4%	(41.0)	-3.0%	(43.0)	-3.5%
Transaction related costs	-	0.0%	-	0.0%	-	0.0%	(0.7)	-0.1%
Subtotal unallocated corporate and other costs, net	(38.8)	-5.7%	(36.7)	-6.0%	(74.2)	-5.5%	(75.1)	-6.1%
Total operating income	123.7	18.3%	117.1	18.9%	248.2	18.5%	229.1	18.4%
Interest expense, net	11.1		10.5		22.1		20.9
Income before income taxes	112.6		106.6		226.1		208.2
Income tax expense	40.9		39.9		81.8		77.7
Net income	$71.7		$66.7		$144.3		$130.5

Note: The numbers in the above table have been rounded to millions.  All calculations related to the Results of Operations for the year-over-year comparisons were derived from unrounded data and could occasionally differ immaterially if you were to use the table above for these calculations.

Comparison of the Three Months Ended June 30, 2013 and 2012

Revenues

Our consolidated net revenues increased $57.2 million, or 9.2%, to $676.3 million for the three months ended June 30, 2013 compared to $619.1 million for the same period in 2012. The increase was the result of increased sales in each of our segments.

Retail.  Revenue in our Retail segment increased $43.8 million, or 9.6%, to $502.5 million for the three months ended June 30, 2013 compared to $458.7 million for the same period in 2012. Domestic retail revenue increased $37.6 million due to the opening of new stores of approximately $11.8 million and a 4.0% increase in our same store sales, which includes an increase in sales from GNC.com of $6.8 million, or 27.5%, to $31.7 million for the three months ended June 30, 2013, compared to $24.9 million for the same period in 2012. The nationwide rollout of Member Pricing included the giveaway of free Gold Cards, which negatively impacted same store sales. In addition, sales from LuckyVitamin.com contributed $1.4 million to the increase in revenue. Canadian sales increased by $4.8 million in U.S. dollars for the three months ended June 30, 2013 compared to the same period in 2012. Our company-owned store base increased by 147 domestic stores to 3,097 at June 30, 2013 compared to 2,950 at June 30, 2012, due to new store openings and franchise store acquisitions. Our Canadian store base increased by 4 stores to 168 at June 30, 2013 compared to 164 at June 30, 2012.

Franchise. Revenues in our Franchise segment increased $7.1 million, or 6.8%, to $110.6 million for the three months ended June 30, 2013 compared to $103.5 million for the same period in 2012. Domestic franchise revenues increased $3.3 million primarily due to higher product sales. Our domestic franchise same store sales increased by 4.2% for the three months ended June 30, 2013 compared to the same period in 2012. There were 969 domestic franchise stores at June 30, 2013 compared to 933 stores at June 30, 2012. International revenue increased by $3.8 million, or 9.2%, for the three months ended June 30, 2013, compared to the same period in 2012, primarily as a result of higher product sales. Our franchisees have reported a 12.7% same store sales increase this year, on a local currency basis. Our international franchise store base increased by 275 stores to 1,926 at June 30, 2013 compared to 1,651 at June 30, 2012.

Manufacturing/Wholesale. Revenues in our Manufacturing/Wholesale segment, which includes third-party sales from our manufacturing facilities in South Carolina, as well as wholesale sales to Rite Aid, PetSmart, Sam’s Club and www.drugstore.com, increased $6.3 million, or 11.1%, to $63.2 million for the three months ended June 30, 2013 compared to $56.9 million for the same period in 2012. Wholesale revenue increased $6.4 million, or 25.2%, due to timing of purchase orders and shipments with key wholesale customers.

Cost of Sales

Cost of sales, which includes product costs, costs of warehousing and distribution and occupancy costs, increased $40.8 million, or 10.7%, to $420.4 million for the three months ended June 30, 2013 compared to $379.6 million for the same period in 2012. Cost of sales, as a percentage of net revenue, was 62.2% and 61.3% for the three months ended June 30, 2013 and 2012, respectively. The higher cost of sales increase for the three months ended June 30, 2013 was due to planned pricing investments with the rollout of Member Pricing.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses, including compensation and related benefits, advertising and promotion expense, other SG&A expenses including amortization expense and transaction related costs, increased $9.9 million, or 8.1%, to $132.3 million for the three months ended June 30, 2013 compared to $122.4 million for the same period in 2012. These expenses, as a percentage of net revenue, were 19.6% for the three months ended June 30, 2013 compared to 19.8% for the three months ended June 30, 2012.

Compensation and related benefits. Compensation and related benefits increased $2.7 million, or 3.5%, to $81.1 million for the three months ended June 30, 2013 compared to $78.4 million for the same period in 2012. The increase in compensation and related benefits was primarily due to support for our increased store base and sales volume.

Advertising and promotion. Advertising and promotion expenses increased $2.9 million, or 21.4%, to $16.3 million for the three months ended June 30, 2013 compared to $13.4 million for the same period in 2012. The increase in advertising expense resulted primarily from our investment in the nationwide launch of Member Pricing during the quarter.

Other SG&A. Other SG&A expenses, including amortization expense, increased $4.3 million, or 14.2%, to $34.9 million for the three months ended June 30, 2013 compared to $30.6 million for the same period in 2012. This increase was to support increased sales in each of our segments.

Operating Income

As a result of the foregoing, consolidated operating income increased $6.6 million, or 5.6%, to $123.7 million for the three months ended June 30, 2013 compared to $117.1 million for the same period in 2012. Operating income, as a percentage of net revenue, was 18.3% and 18.9% for the three months ended June  30, 2013 and 2012, respectively.

Retail. Operating income increased $2.7 million, or 2.8%, to $100.3 million for the three months ended June 30, 2013 compared to $97.6 million for the same period in 2012. The increase in operating income was driven by the same store sales increase offset by planned investments in marketing and pricing with the nationwide rollout of Member Pricing.

Franchise. Operating income increased $4.4 million, or 13.5%, to $36.7 million for the three months ended June 30, 2013 compared to $32.3 million for the same period in 2012. The increase was due to increased wholesale product sales and royalty income.

Manufacturing/Wholesale. Operating income increased $1.6 million, or 6.9%, to $25.5 million for the three months ended June 30, 2013 compared to $23.9 million for the same period in 2012.  Operating income grew slower than sales due to a lower mix of proprietary product sales.

Warehousing and distribution costs. Unallocated warehousing and distribution costs increased $1.3 million, or 8.0%, to $16.9 million for the three months ended June 30, 2013 compared to $15.6 million for the same period in 2012. The increase was primarily due to increased shipping expense and wages to support higher sales volume.

Corporate costs. Corporate overhead costs increased $0.8 million, or 4.2%, to $21.9 million for the three months ended June 30, 2013 compared to $21.1 million for the same period in 2012. This increase was due to increases in compensation expenses and other SG&A costs.

Interest Expense

Interest expense increased $0.6 million, or 5.8%, to $11.1 million for the three months ended June 30, 2013 compared to $10.5 million for the same period in 2012. This increase was primarily due to the borrowings under the $200.0 million Incremental Term Loan, partially offset by the effects of the Repricing.

Income Tax Expense

We recognized $40.9 million of income tax expense (or 36.3% of pre-tax income) during the three months ended June 30, 2013 compared to $39.9 million (or 37.4% of pre-tax income) for the same period in 2012. The income tax rate was lower for the three months ended June 30, 2013 compared to the same period in 2012 as a result of federal incentives and changes to tax reserves.

Net Income

As a result of the foregoing, consolidated net income increased $5.0 million to $71.7 million for the three months ended June 30, 2013 compared to $66.7 million for the same period in 2012.

Comparison of the Six Months Ended June 30, 2013 and 2012

Revenues

Our consolidated net revenues increased $97.6 million, or 7.9%, to $1,341.0 million for the six months ended June 30, 2013 compared to $1,243.4 million for the same period in 2012. The increase was the result of increased sales in each of our segments.

Retail.  Revenue in our Retail segment increased $67.5 million, or 7.3%, to $996.0 million for the six months ended June 30, 2013 compared to $928.5 million for the same period in 2012. Domestic retail revenue increased $56.3 million due to the opening of new stores of approximately $19.5 million and a 2.9% increase in our same store sales, which includes an increase in sales from GNC.com of $11.5 million, or 22.2%, to $63.4 million for the six months ended June 30, 2013, compared to $51.9 million for the same period in 2012. The nationwide rollout of Member Pricing included the giveaway of free Gold Cards, which negatively impacted same store sales. In addition, sales from LuckyVitamin.com contributed $2.5 million to the increase in revenue. Canadian sales increased by $8.7 million in U.S. dollars for the six months ended June 30, 2013 compared to the same period in 2012. Our company-owned store base increased by 147 domestic stores to 3,097 at June 30, 2013 compared to 2,950 at June 30, 2012, due to new store openings and franchise store acquisitions. Our Canadian store base increased by 4 stores to 168 at June 30, 2013 compared to 164 at June 30, 2012.

Franchise. Revenues in our Franchise segment increased $13.4 million, or 6.5%, to $218.4 million for the six months ended June 30, 2013 compared to $205.0 million for the same period in 2012. Domestic franchise revenues increased $5.9 million primarily due to higher product sales. Our domestic franchise same store sales increased by 3.7% for the six months ended June 30, 2013 compared to the same period in 2012. There were 969 domestic franchise stores at June 30, 2013 compared to 933 stores at June 30, 2012.  International revenue increased by $7.5 million, or 9.5%, for the six months ended June 30, 2013, compared to the same period in 2012, primarily as a result of higher product sales. Our franchisees have reported a 10.4% same store sales increase for the six months ended June 30, 2013, on a local currency basis. Our international franchise store base increased by 275 stores to 1,926 at June 30, 2013 compared to 1,651 at June 30, 2012.

Manufacturing/Wholesale. Revenues in our Manufacturing/Wholesale segment, which includes third-party sales from our manufacturing facilities in South Carolina, as well as wholesale sales to Rite Aid, PetSmart, Sam’s Club and www.drugstore.com, increased $16.7 million, or 15.2%, to $126.6 million for the six months ended June 30, 2013 compared to $109.9 million for the same period in 2012. For the six months ended June 30, 2013, third-party contract manufacturing sales from our South Carolina manufacturing plant increased by $3.4 million, or 5.4%, compared to the same period in 2012. In addition, wholesale revenue increased $13.3 million or 28.1% due to timing of purchase orders and shipments with key wholesale customers.

Cost of Sales

Cost of sales, which includes product costs, costs of warehousing and distribution and occupancy costs, increased $65.8 million, or 8.6%, to $829.0 million for the six months ended June 30, 2013 compared to $763.2 million for the same period in 2012. Cost of sales, as a percentage of net revenue, was 61.8% and 61.4% for the six months ended June 30, 2013 and 2012, respectively. The higher cost of sales increase for the six months ended June 30, 2013 was due to planned pricing investments with the rollout of Member Pricing.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses, including compensation and related benefits, advertising and promotion expense, other SG&A expenses including amortization expense and transaction related costs, increased $12.8 million, or 5.1%, to $264.0 million for the six months ended June 30, 2013 compared to $251.2 million for the same period in 2012. These expenses, as a percentage of net revenue, were 19.7% for the six months ended June 30, 2013 compared to 20.2% for the six months ended June 30, 2012.

Compensation and related benefits. Compensation and related benefits increased $2.2 million, or 1.4%, to $160.6 million for the six months ended June 30, 2013 compared to $158.4 million for the same period in 2012. The increase in compensation and related benefits was primarily due to support for our increased store base and sales volume.

Advertising and promotion. Advertising and promotion expenses increased $7.1 million, or 23.9%, to $36.7 million for the six months ended June 30, 2013 compared to $29.6 million for the same period in 2012. The increase in advertising expense resulted primarily from increases in media and print expense with the launch of the “Respect Yourself” campaign and our investment in the nationwide launch of Member Pricing.

Other SG&A. Other SG&A expenses, including amortization expense, increased $4.1 million, or 6.6%, to $66.6 million for the six months ended June 30, 2013 compared to $62.5 million for the same period in 2012. This increase was to support increased sales in each of our segments.

Transaction related costs. We did not incur any transaction related costs for the six months ended June 30, 2013.  For the six months ended June 30, 2012, we incurred $0.7 million related to the March 2012 offering.

Operating Income

As a result of the foregoing, consolidated operating income increased $19.1 million, or 8.3%, to $248.2 million for the six months ended June 30, 2013 compared to $229.1 million for the same period in 2012. Operating income, as a percentage of net revenue, was 18.5% and 18.4% for the six months ended June 30, 2013 and 2012, respectively.

Retail. Operating income increased $8.1 million, or 4.3%, to $198.9 million for the six months ended June 30, 2013 compared to $190.8 million for the same period in 2012. The increase in operating income was driven by the same store sales increase offset by planned investments in marketing spend and pricing during the second quarter with the nationwide rollout of Member Pricing and in support of the “Respect Yourself” marketing campaign launch in the first quarter.

Franchise. Operating income increased $8.4 million, or 12.5%, to $75.1 million for the six months ended June 30, 2013 compared to $66.7 million for the same period in 2012. The increase was due to increased wholesale product sales and royalty income.

Manufacturing/Wholesale. Operating income increased $1.7 million, or 3.7%, to $48.4 million for the six months ended June 30, 2013 compared to $46.7 million for the same period in 2012. Operating income grew slower than sales due to a lower mix of proprietary product sales.

Warehousing and distribution costs. Unallocated warehousing and distribution costs increased $1.8 million, or 5.7%, to $33.2 million for the six months ended June 30, 2013 compared to $31.4 million for the same period in 2012. The increase was primarily due to increased shipping expense and wages to support higher sales volume.

Corporate costs. Corporate overhead costs decreased -$2.0 million, or -4.6%, to $41.0 million for the six months ended June 30, 2013 compared to $43.0 million for the same period in 2012. This decrease was due to decreases in compensation expenses and other SG&A costs.

Transaction related costs. We did not incur any transaction related costs for the six months ended June 30, 2013.  For the six months ended June 30, 2012, we incurred $0.7 million related to the March 2012 offering.

Interest Expense

Interest expense increased $1.2 million, or 5.9%, to $22.1 million for the six months ended June 30, 2013 compared to $20.9 million for the same period in 2012. This increase was primarily due to the borrowings under the $200.0 million Incremental Term Loan, partially offset by the effects of the Repricing.

Income Tax Expense

We recognized $81.8 million of income tax expense (or 36.2% of pre-tax income) during the six months ended June 30, 2013 compared to $77.7 million (or 37.3% of pre-tax income) for the same period in 2012. The income tax rate was lower for the six months ended June 30, 2013 compared to the same period in 2012 as a result of benefit of the American Taxpayer Relief Act of 2012 enacted on January 2, federal incentives and changes to tax reserves.

Net Income

As a result of the foregoing, consolidated net income increased $13.8 million to $144.3 million for the six months ended June 30, 2013 compared to $130.5 million for the same period in 2012.

Liquidity and Capital Resources

At June 30, 2013, we had $64.0 million in cash and cash equivalents and $526.6 million in working capital, compared with $158.5 million in cash and cash equivalents and $573.5 million in working capital at December 31, 2012. The $46.9 million decrease in our working capital was primarily driven by a decrease in our cash due to the repurchase of common stock and an increase in accounts payable, partially offset by an increase in receivables and inventory levels to support increased sales in each of our segments.

We expect to fund our operations through internally generated cash and, if necessary, from borrowings under the Revolving Credit Facility.  At June 30, 2013, we had $78.9 million available under the Revolving Credit Facility, after giving effect to $1.1 million utilized to secure letters of credit.

We expect our primary uses of cash in the near future will be for capital expenditures, working capital requirements, and funding any quarterly dividends to stockholders and share repurchases that are approved by the board of directors.

In February 2013, the board of directors authorized a program to repurchase up to an aggregate of $250.0 million of our Class A common stock. We repurchased $181.3 million of Class A common stock during the six months ended June 30, 2013.

On July 18, 2013, the board of directors authorized and declared a cash dividend for the third quarter of 2013 of $0.15 per share of Class A common stock, payable on or about September 30, 2013 to stockholders of record as of the close of business on September 13, 2013.

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

Cash Provided by Operating Activities

Cash provided by operating activities was $126.8 million and $92.9 million for the six months ended June 30, 2013 and 2012, respectively. The increase was due to an increase in net income of $13.8 million and the timing of payments for inventory, accounts payable, and deferred revenue and other current liabilities for the six months ended June 30, 2013 compared to the same period in 2012.

For the six months ended June 30, 2013, inventory increased $61.9 million as a result of increases in our finished goods to support our increased sales. Accounts receivables increased $13.9 million as a result of increased sales to our franchisees. Accounts payable increased $32.4 million due to the increase in inventory and timing of payments. Deferred revenue and other current liabilities decreased $13.3 million due primarily to a decrease in accrued taxes and accrued payroll.

Cash Used in Investing Activities

Cash used in investing activities was $22.7 million for both the six months ended June 30, 2013 and 2012. Capital expenditures, which were primarily for new stores and improvements to our retail stores and our South Carolina manufacturing facility, were $21.5 million and $20.8 million for the six months ended June 30, 2013 and 2012, respectively.

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

Cash Used in Financing Activities

For the six months ended June 30, 2013, cash used in financing activities was $199.0 million, primarily consisting of dividends paid to Holdings’ stockholders of $29.1 million and the repurchase of an aggregate of $181.3 million shares of Class A common stock under the repurchase program, offset by $13.3 million of proceeds from exercised stock options, including the associated tax benefit.

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

Off Balance Sheet Arrangements

As of June 30, 2013, we had no relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off balance sheet arrangements, or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Interest Rate Market Risk

All of our long-term debt is subject to changing interest rates.  Although changes in interest rates do not impact our operating income, the changes could affect the fair value of such debt and related interest payments.  Based on our variable rate debt balance as of June 30, 2013, an increase of 1% in the interest rates would cause our annual interest rate costs to increase by approximately $2.1 million.  A decrease in the current interest rates would have no impact on interest expense due to an interest rate floor that exists on the Senior Credit Facility.

Foreign Currency Exchange Rate Market Risk

We are subject to the risk of foreign currency exchange rate changes in the conversion from local currencies to the U.S. dollar of the reported financial position and operating results of our non-U.S. based subsidiaries. We are also subject to foreign currency exchange rate changes for purchases of goods and services that are denominated in currencies other than the U.S. dollar. The primary currencies to which we are exposed to fluctuations are the Canadian Dollar and the Chinese Renminbi. The fair value of our net foreign investments and our foreign denominated payables would not be materially affected by a 10% adverse change in foreign currency exchange rates for the six months ended June 30, 2013 and 2012.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act has been appropriately recorded, processed, summarized and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our CEO and CFO have concluded that, as of June 30, 2013, our disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal controls over financial reporting that occurred during the last fiscal quarter, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1.   Legal Proceedings

We are engaged in various legal actions, claims and proceedings arising in the normal course of business, including claims related to breach of contracts, products liabilities, intellectual property matters and employment-related matters resulting from the our business activities.  We record accruals for outstanding legal matters when we believe it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated.  We evaluate, on a quarterly basis, developments in legal matters that could affect the amount of any accrual and developments that would make a loss contingency both probable and reasonably estimable.  If a loss contingency is not both probable and estimable, we do not establish an accrued liability.  Currently, none of our accruals for outstanding legal matters are material individually or in the aggregate to the our financial position.  However, if we ultimately are required to make a payment in connection with an adverse outcome in any of the matters discussed below, it is possible that it could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Our contingencies are subject to substantial uncertainties, including for each such contingency the following, among other factors: (i) the procedural status of the case; (ii) whether the case has or may be certified as a class action suit; (iii) the outcome of preliminary motions; (iv) the impact of discovery; (v) whether there are significant factual issues to be determined or resolved; (vi) whether the proceedings involve a large number of parties and/or parties and claims in multiple jurisdictions or jurisdictions in which the relevant laws are complex or unclear; (vii) the extent of potential damages, which are often unspecified or indeterminate; and (viii) the status of settlement discussions, if any, and the settlement posture of the parties.  Consequently, except as otherwise noted below with regard to a particular matter, we cannot predict with any reasonable certainty the timing or outcome of the legal matters described below, and we are unable to estimate a possible loss or range of loss.

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

Hydroxycut Claims. In 2009, the FDA issued a warning on several Hydroxycut-branded products manufactured by Iovate Health Sciences U.S.A., Inc. (“Iovate”) based on 23 reports of liver injuries from consumers who claimed to have used the products between 2002 and 2009. As a result, Iovate voluntarily recalled 14 Hydroxycut-branded products.

Following the recall, we were named, among other defendants, in approximately 93 lawsuits, including a number of putative class action cases, related to Hydroxycut-branded products in 14 states.  Iovate accepted our tender request for defense and indemnification under the purchasing agreement in these matters.

As of June 30, 2013, there were 73 pending lawsuits related to Hydroxycut in which we have been named, including 67 individual, largely personal injury claims and six putative class action cases, generally inclusive of claims of consumer fraud, misrepresentation, strict liability and breach of warranty.  The United States Judicial Panel on Multidistrict Litigation consolidated pretrial proceedings of many of the pending actions in the Southern District of California (In re: Hydroxycut Marketing and Sales Practices Litigation, MDL No. 2087).

The parties in the consolidated class actions reached a settlement, which was preliminarily approved by the Court. There are two objectors to the settlement.  The parties’ motion for final approval of the settlement was heard on April 23, 2013. The judge indicated at the hearing that he would grant final approval of the settlement, but ordered the objectors to appear at an evidentiary hearing, which was held on July 16, 2013, to provide evidence of their standing to object to the settlement. The Court has not yet issued its decision with respect to the matters addressed at the July 16th hearing.  We are not required to make any payments under the settlement agreement.

In May 2013, the parties to the individual personal injury cases signed a Master Settlement Agreement, under which we are not required to make any payments. After the Master Settlement Agreement was signed, a new case was filed against Iovate and several other defendants, including us, in Alabama state court. Iovate is working to include this case into the master settlement. Assuming that this most recently filed case is included in the Master Settlement Agreement, and following final court approval of the Master Settlement Agreement pertaining to the individual personal injury cases and the settlement of the consolidated class action suits, all of the Hydroxycut claims currently pending against us will be resolved without any payment.

Item 1A.   Risk Factors

There have been no material changes to the disclosures relating to this item from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth information regarding Holdings’ purchases of shares of Class A common stock during the quarter ended June 30, 2013:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs
April 1 to April 30, 2013	-	-	-	$ 188,690,297
May 1 to May 31, 2013	1,533,322	45.41	1,533,322	$ 119,062,478
June 1 to June 30, 2013	1,142,003	44.11	1,142,003	$ 68,690,298
Total	2,675,325	$ 44.85	2,675,325

(1)          In February 2013, we announced that our board of directors approved  a share repurchase program pursuant to which we were authorized to purchase up to an aggregate of $250.0 million shares of Class A common stock during the twelve month period ending February 28, 2014 (the “Repurchase Program”). Other than purchases in connection with the Repurchase Program as set forth in the table above, we made no purchases of shares of Class A common stock for the quarter ended June 30, 2013.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Item 4 is not applicable.

Item 5.  Other Information

None.

Item 6.   Exhibits

Exhibit
No.	Description
3.1	Amended and Restated Certificate of Incorporation of Holdings, as filed with the Delaware Secretary of State on May 24, 2013.*
3.2	Fifth Amended and Restated Bylaws of Holdings, as currently in effect. (Incorporated by reference to Exhibit 3.1 to Holdings’ Current Report on Form 8-K (File No. 001-35113), filed October 23, 2012).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the persons undersigned thereunto duly authorized.

GNC HOLDINGS, INC.
(Registrant)

/s/ Joseph M. Fortunato
Date: August 1, 2013	Joseph M. Fortunato
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Michael M. Nuzzo
Date: August 1, 2013	Michael M. Nuzzo
Chief Financial Officer
(Principal Financial Officer)

/s/ Andrew S. Drexler
Date: August 1, 2013	Andrew S. Drexler
Corporate Controller
(Principal Accounting Officer)