Form 10-Q
period 2013-09-30
GNC HOLDINGS, INC.
filed 2013-10-31
CIK 1502034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of October 25, 2013, there were 94,995,650 outstanding shares of Class A common stock, par value $0.001 per share (the “Class A common stock”), of GNC Holdings, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GNC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, including share data)

	September 30,	December 31,
	2013	2012
	(unaudited)
Current assets:
Cash and cash equivalents	$77,678	$158,541
Receivables, net	152,452	129,641
Inventories (Note 3)	543,883	491,599
Prepaids and other current assets	35,464	39,016
Total current assets	809,477	818,797

Long-term assets:
Goodwill (Note 4)	641,026	639,915
Brands (Note 4)	720,000	720,000
Other intangible assets, net (Note 4)	135,707	141,717
Property, plant and equipment, net	201,064	199,487
Other long-term assets	32,720	32,124
Total long-term assets	1,730,517	1,733,243

Total assets	$2,539,994	$2,552,040

Current liabilities:
Accounts payable	$161,736	$125,165
Current portion, long-term debt (Note 5)	3,099	3,817
Deferred revenue and other current liabilities	102,557	116,337
Total current liabilities	267,392	245,319

Long-term liabilities:
Long-term debt (Note 5)	1,092,993	1,094,745
Deferred tax liabilities, net	284,252	283,203
Other long-term liabilities	51,476	46,734
Total long-term liabilities	1,428,721	1,424,682

Total liabilities	1,696,113	1,670,001

Stockholders’ equity:
Common stock, $0.001 par value, 300,000 shares authorized:
Class A, 112,684 shares issued and 94,875 shares outstanding and 17,809 shares held in treasury at September 30, 2013 and 111,725 shares issued and 99,244 shares outstanding and 12,481 shares held in treasury at December 31, 2012	112	111
Paid-in-capital	837,199	810,094
Retained earnings	666,707	492,687
Treasury stock, at cost	(662,306)	(423,900)
Accumulated other comprehensive income	2,169	3,047
Total stockholders’ equity	843,881	882,039

Total liabilities and stockholders’ equity	$2,539,994	$2,552,040

The accompanying notes are an integral part of the consolidated financial statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(unaudited)

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Revenue	$675,594	$621,607	$2,016,561	$1,864,961
Cost of sales, including cost of warehousing, distribution and occupancy	421,649	386,393	1,250,586	1,149,600

Gross profit	253,945	235,214	765,975	715,361

Compensation and related benefits	79,283	78,707	239,932	237,126
Advertising and promotion	16,751	15,697	53,473	45,327
Other selling, general and administrative	31,956	28,717	98,539	91,075
Foreign currency gain	(19)	(8)	(134)	(84)
Transaction related costs	-	924	-	1,610
Operating income	125,974	111,177	374,165	340,307

Interest expense, net (Note 5)	11,237	12,080	33,353	32,958

Income before income taxes	114,737	99,097	340,812	307,349

Income tax expense (Note 10)	41,704	36,868	123,448	114,592

Net income	$73,033	$62,229	$217,364	$192,757

Income per share - Basic and Diluted:

Earnings per share:
Basic	$0.77	$0.61	$2.24	$1.84
Diluted	$0.76	$0.60	$2.22	$1.81

Weighted average common shares outstanding:
Basic	95,183	102,541	97,189	104,946
Diluted	96,078	103,721	98,096	106,515

Dividends declared per share:	$0.15	$0.11	$0.45	$0.33

Consolidated Statements of Comprehensive Income

(unaudited)

(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Net income	$73,033	$62,229	$217,364	$192,757
Other comprehensive income (loss):
Foreign currency translation adjustments	428	848	(878)	622
Other comprehensive income (loss)	428	848	(878)	622

Comprehensive income	$73,461	$63,077	$216,486	$193,379

The accompanying notes are an integral part of the consolidated financial statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands, including per share data)

								Accumulated
	Common Stock							Other	Total
	Class A		Class B		Treasury	Paid-in-	Retained	Comprehensive	Stockholders’
	Shares	Dollars	Shares	Dollars	Stock	Capital	Earnings	Income/(Loss)	Equity
Balance at December 31, 2012	99,244	$111	-	$-	$(423,900)	$810,094	$492,687	$3,047	$882,039

Comprehensive income (loss)	-	-	-	-	-	-	217,364	(878)	216,486
Repurchase of treasury stock	(5,328)	-	-	-	(238,406)	-	-	-	(238,406)
Common stock dividends	-	-	-	-	-	-	(43,344)	-	(43,344)
Conversions to common stock	959	1	-	-	-	21,244	-	-	21,245
Non-cash stock-based compensation	-	-	-	-	-	5,861	-	-	5,861

Balance at September 30, 2013 (unaudited)	94,875	$112	-	$-	$(662,306)	$837,199	$666,707	$2,169	$843,881

Balance at December 31, 2011	102,985	$105	2,060	$2	$(65,048)	$741,848	$298,831	$2,724	$978,462

Comprehensive income	-	-	-	-	-	-	192,757	622	193,379
Conversion of Class B stock to Class A stock	2,060	2	(2,060)	(2)	-	-	-	-	-
Repurchase of treasury stock	(9,477)	-	-	-	(358,852)	-	-	-	(358,852)
Common stock dividends	-	-	-	-	-	-	(34,300)	-	(34,300)
Conversions to common stock	3,505	4	-	-	-	57,246	-	-	57,250
Non-cash stock-based compensation	-	-	-	-	-	3,609	-	-	3,609
Other	-	-	-	-	-	-	(1,051)	-	(1,051)

Balance at September 30, 2012 (unaudited)	99,073	$111	-	$-	$(423,900)	$802,703	$456,237	$3,346	$838,497

The accompanying notes are an integral part of the consolidated financial statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine months ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$217,364	$192,757
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	37,922	36,476
Amortization of debt costs	1,887	1,811
Increase in provision for inventory losses	13,315	8,902
Increase in receivables	(24,343)	(23,273)
Increase in inventory	(65,270)	(78,193)
Decrease in prepaids and other current assets	4,217	4,568
Increase (decrease) in accounts payable	36,091	(7,855)
(Decrease) increase in deferred revenue and other current liabilities	(14,254)	8,721
Other operating activities	8,455	(1,962)
Net cash provided by operating activities	215,384	141,952

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(33,631)	(29,856)
Other investing activities	(1,101)	(1,966)
Net cash used in investing activities	(34,732)	(31,822)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid to shareholders	(43,309)	(34,300)
Payments on long-term debt	(2,850)	(1,757)
Proceeds from exercised stock options	10,282	23,840
Tax benefit from exercise of stock options	12,195	35,605
Repurchase of treasury stock	(238,406)	(359,990)
Proceeds from issuance of long-term debt	-	199,000
Deferred financing fees	-	(1,148)
Other financing activities	-	(2,500)
Net cash used in financing activities	(262,088)	(141,250)

Effect of exchange rate on cash and cash equivalents	573	(523)
Net decrease in cash and cash equivalents	(80,863)	(31,643)
Beginning balance, cash and cash equivalents	158,541	128,438
Ending balance, cash and cash equivalents	$77,678	$96,795

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

In conjunction with the August 2012 offering, the Company repurchased an additional six million shares of Class A common stock from Ares as part of a share repurchase program. As of December 31, 2012, Ares no longer owns any shares of our capital stock and OTPP owns less than 10,000 shares of our Class A common stock. The IPO, the offerings, and the repurchase of the six million shares of Class A common stock are collectively herein referred to as the “Offerings.”

As of September 30, 2013, the Company had completed $238.4 million of its February 2013 approved $250.0 million share repurchase program of Class A common stock.

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

Transaction Related Costs.  The Company recognizes transaction related costs as expenses in the period incurred.  For the three and nine months ended September 30, 2013, the Company incurred no transaction related costs. For the three and nine months ended September 30, 2012, the Company incurred $0.9 million and $1.6 million of expenses, respectively, related to the Offerings and the Incremental Term Loan.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (the “FASB”) issued an accounting standard regarding the reclassification of amounts out of accumulated other comprehensive income (“AOCI”).  This standard does not change the current requirements for reporting net income or other comprehensive income. However, the standard requires disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the footnotes to the financial statements. Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail. This guidance is effective for fiscal years beginning after December 15, 2012. The Company adopted this guidance during the first quarter of 2013. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In July 2013, the FASB issued an accounting standard regarding the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  This standard requires entities to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss (“NOL”) or tax credit carryforward whenever the NOL or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed. This accounting standard update requires entities to assess whether to net the unrecognized tax benefit with a deferred tax asset as of the reporting date.  This guidance is effective for fiscal years beginning after December 15, 2013, with early adoption permitted.  The Company will adopt this guidance during the first quarter of 2014, and is currently evaluating the impact of this guidance on the financial statements.

NOTE 3.  INVENTORIES

The net carrying value of inventories consisted of the following:

	September 30,	December 31,
	2013	2012
	(unaudited)
	(in thousands)

Finished product ready for sale	$451,687	$415,096
Work-in-process, bulk product and raw materials	84,764	70,022
Packaging supplies	7,432	6,481
Total	$543,883	$491,599

NOTE 4. GOODWILL AND INTANGIBLE ASSETS, NET

For the nine months ended September 30, 2013 and 2012, the Company acquired 13 and 23 franchise stores, respectively. These acquisitions were accounted for using the acquisition method of accounting and the Company recorded the acquired inventory, fixed assets, franchise rights and goodwill, with an applicable reduction to receivables and cash. For the nine months ended September 30, 2013 and 2012, the total purchase price associated with these acquisitions was $2.1 million and $3.6 million, respectively, of which $1.3 million and $1.8 million, respectively, was paid in cash.

The following table summarizes the Company’s goodwill activity:

			Manufacturing/
	Retail	Franchising	Wholesale	Total
	(in thousands)

Balance at December 31, 2012	$319,771	$117,303	$202,841	$639,915
Acquired franchise stores	1,111	-	-	1,111
Balance at September 30, 2013 (unaudited)	$320,882	$117,303	$202,841	$641,026

Intangible assets other than goodwill consisted of the following:

	Retail	Franchise	Operating	Other
	Brand	Brand	Agreements	Intangibles	Total
	(in thousands)

Balance at December 31, 2012	$500,000	$220,000	$132,317	$9,400	$861,717
Acquired franchise stores	-	-	-	249	249
Amortization expense	-	-	(4,989)	(1,270)	(6,259)
Balance at September 30, 2013 (unaudited)	$500,000	$220,000	$127,328	$8,379	$855,707

The following table reflects the gross carrying amount and accumulated amortization for each major intangible asset:

	Weighted -	September 30, 2013			December 31, 2012
	Average		Accumulated	Carrying		Accumulated	Carrying
	Life	Cost	Amortization	Amount	Cost	Amortization	Amount
			(unaudited)
		(in thousands)

Brands - retail	-	$500,000	$-	$500,000	$500,000	$-	$500,000
Brands - franchise	-	220,000	-	220,000	220,000	-	220,000
Retail agreements	30.2	31,000	(7,038)	23,962	31,000	(6,249)	24,751
Franchise agreements	25.0	70,000	(18,317)	51,683	70,000	(16,217)	53,783
Manufacturing agreements	25.0	70,000	(18,317)	51,683	70,000	(16,217)	53,783
Other intangibles	11.4	10,600	(3,061)	7,539	10,600	(2,151)	8,449
Franchise rights	3.7	5,383	(4,543)	840	5,134	(4,183)	951
Total	24.5	$906,983	$(51,276)	$855,707	$906,734	$(45,017)	$861,717

The following table represents future estimated amortization expense of intangible assets with finite lives at September 30, 2013:

Estimated
amortization
Years ending December 31,	expense
(unaudited)
(in thousands)
2013	$2,078
2014	8,018
2015	7,880
2016	7,770
2017	7,718
Thereafter	102,243
Total	$135,707

NOTE 5.  LONG-TERM DEBT / INTEREST EXPENSE

Long-term debt consisted of the following:

	September 30,	December 31,
	2013	2012
	(unaudited)
	(in thousands)

Senior Credit Facility	$1,094,993	$1,096,112
Mortgage	1,097	2,444
Capital leases	2	6
Total debt	1,096,092	1,098,562
Less: current maturities	(3,099)	(3,817)
Long-term debt	$1,092,993	$1,094,745

For the nine months ended September 30, 2013 and 2012, net interest expense was $33.4 million and $33.0 million, respectively, and consisted primarily of interest on outstanding borrowings under the Term Loan Facility. Interest under both the Term Loan Facility and the Revolving Credit Facility is based on variable rates. At both September 30, 2013 and December 31, 2012, the interest rate under the Term Loan Facility was 3.75%. The Revolving Credit Facility was undrawn and had outstanding letters of credit of $1.1 million at both September 30, 2013 and December 31, 2012. At both September 30, 2013 and December 31, 2012, the commitment fee on the undrawn portion of the Revolving Credit Facility was 0.5%, and the outstanding letters of credit fee was 3.00%.

As of September 30, 2013, the Company believes that it is in compliance with all covenants under the Senior Credit Facility.

NOTE 6.  FINANCIAL INSTRUMENTS

At September 30, 2013 and December 31, 2012, the Company’s financial instruments consisted of cash and cash equivalents, receivables, franchise notes receivable, accounts payable, certain accrued liabilities and long-term debt. The carrying amount of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximates their respective fair values because of the short maturities of these instruments. Based on the interest rates currently available and their underlying risk, the carrying value of the franchise notes receivable approximates their respective fair values. These fair values are reflected net of reserves for uncollectible amounts. As considerable judgment is required to determine these estimates and assumptions, changes in the assumptions or methodologies may have an effect on these estimates. The Company determined the estimated fair values of its debt by using currently available market information. The fair value measurement for debt is classified as a Level 2 input on the fair value hierarchy, as defined in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The actual and estimated fair values of the Company’s financial instruments are as follows:

	September 30, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(unaudited)
	(in thousands)
Cash and cash equivalents	$77,678	$77,678	$158,541	$158,541
Receivables, net	152,452	152,452	129,641	129,641
Franchise notes receivable, net	8,276	8,276	7,589	7,589
Accounts payable	161,736	161,736	125,165	125,165
Long-term debt (including current portion)	1,096,092	1,098,832	1,098,562	1,101,309

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

As of September 30, 2013, there were 73 pending lawsuits related to Hydroxycut in which the Company has been named, including 67 individual, largely personal injury claims and six putative class action cases, generally inclusive of claims of consumer fraud, misrepresentation, strict liability and breach of warranty. The United States Judicial Panel on Multidistrict Litigation consolidated pretrial proceedings of many of the pending actions in the Southern District of California (In re: Hydroxycut Marketing and Sales Practices Litigation, MDL No. 2087).

The parties in the consolidated class actions reached a settlement, which remains subject to final approval by the Court. There is one remaining objector to the settlement, and the Court has scheduled a related evidentiary hearing for November 15, 2013. The Company is not required to make any payments under the settlement agreement.

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

Commitments

In addition to operating leases obtained in the normal course of business, the Company maintains certain purchase commitments with various vendors to ensure its operational needs are fulfilled.  As of September 30, 2013, such future purchase commitments consisted of $2.6 million. Other commitments related to the Company’s business operations cover varying periods of time and are not significant. All of these commitments are expected to be fulfilled with no adverse consequences to the Company’s operations or financial condition.

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

The Company utilizes the Black Scholes model to calculate the fair value of options under both the 2011 Stock Plan and the 2007 Stock Plan. The grant-date fair value of the Company’s restricted stock awards and restricted stock units is based on the closing price of a share of the Company’s common stock on the New York Stock Exchange on the date of the grant. The resulting compensation cost is recognized in the Company’s financial statements over the vesting period. The Company recognized $5.9 million and $3.6 million of total non-cash stock-based compensation expense for the nine months ended September 30, 2013 and 2012, respectively. At September 30, 2013, there was approximately $17.4 million of total unrecognized compensation cost related to non-vested stock-based compensation for all awards previously made that are expected to be recognized over a weighted average period of approximately 1.8 years. All expense for the stock-based compensation plans is recorded to paid-in-capital.

During the nine months ended September 30, 2013, the total intrinsic value of awards exercised was $32.6 million and the total amount received by Holdings from the exercise of options was $10.3 million. The total tax impact associated with the exercise of awards for the nine months ended September 30, 2013 was a benefit of $12.2 million, of which $11.0 million was recorded to paid-in-capital.

During the nine months ended September 30, 2012, the total intrinsic value of awards exercised was $96.8 million, and the total amount received by Holdings from the exercise of options was $23.8 million. The total tax impact associated with the exercise of awards for the nine months ended September 30, 2012 was a benefit of $35.6 million, of which $33.4 million was recorded to paid-in-capital.

Stock Options

The following table sets forth a summary of stock options under all plans for the nine months ended September 30, 2013:

	Total Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2012	3,159,542	$18.96
Granted	22,302	44.29
Exercised	(945,882)	10.74
Forfeited	(70,193)	26.55
Outstanding at September 30, 2013	2,165,769	$22.57	5.7	$69,433

Exercisable at September 30, 2013	589,404	$18.11	5.5	$21,522

The weighted average fair value per share of options granted during the nine months ended September 30, 2013 and 2012 was $14.20 and $11.09, respectively. Fair value of options vested during the nine months ended September 30, 2013 and 2012 was $2.2 million and $3.1 million, respectively.

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

The assumptions used in the Company’s Black Scholes valuation related to stock option grants made during the nine months ended September 30, 2013 were as follows:

Dividend yield	1.1% - 1.4%
Expected option life	4.8 years
Volatility factor percentage of market price	39.7% - 40.5%
Discount rate	0.7% - 1.4%

Restricted Stock Awards

The following table sets forth a summary of restricted stock awards granted under the 2011 Stock Plan and related information for the nine months ended September 30, 2013:

	Restricted Stock	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2012	123,941	$24.24
Granted	18,497	44.15
Vested	(12,736)	39.74
Forfeited	(10,435)	27.51
Outstanding at September 30, 2013	119,267	$25.39

Restricted Stock Units — Time Vesting and Performance Vesting

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

The following table sets forth a summary of restricted stock units and performance stock units granted under the 2011 Stock Plan and related information for the nine months ended September 30, 2013:

	Time Vesting Restricted Stock Units	Weighted Average Grant-Date Fair Value	Performance Vesting Restricted Stock Units	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2012	171,937	$36.16	-	$-
Granted	13,224	43.49	46,285	42.40
Forfeited	(8,290)	37.87	(1,379)	42.19
Outstanding at September 30, 2013	176,871	$36.63	44,906	$42.41

No time vesting or performance vesting shares vested during the nine months ended September 30, 2013.

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

The following table represents key financial information of the Company’s segments:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(unaudited)
	(in thousands)
Revenue:
Retail	$487,271	$445,008	$1,483,228	$1,373,460
Franchise	118,873	108,785	337,320	313,809
Manufacturing/Wholesale:
Intersegment revenues	66,231	65,813	199,248	202,931
Third Party	69,450	67,814	196,013	177,692
Subtotal Manufacturing/Wholesale	135,681	133,627	395,261	380,623
Subtotal segment revenues	741,825	687,420	2,215,809	2,067,892
Elimination of intersegment revenues	(66,231)	(65,813)	(199,248)	(202,931)
Total revenue	$675,594	$621,607	$2,016,561	$1,864,961

Operating income:
Retail	$92,580	$86,257	$291,507	$277,050
Franchise	41,612	36,319	116,687	103,038
Manufacturing/Wholesale	28,436	26,455	76,869	73,150
Unallocated corporate and other costs:
Warehousing and distribution costs	(17,513)	(16,181)	(50,737)	(47,601)
Corporate costs	(19,141)	(20,749)	(60,161)	(63,720)
Transaction related costs	—	(924)	—	(1,610)
Subtotal unallocated corporate and
other costs	(36,654)	(37,854)	(110,898)	(112,931)
Total operating income	125,974	111,177	374,165	340,307
Interest expense, net	11,237	12,080	33,353	32,958
Income before income taxes	$114,737	$99,097	$340,812	$307,349

NOTE 10.  INCOME TAXES

The Company recognized $123.4 million of income tax expense (or 36.2% of pre-tax income) during the nine months ended September 30, 2013 compared to $114.6 million (or 37.3% of pre-tax income) for the same period in 2012. The income tax rate was lower for the nine months ended September 30, 2013 compared to the same period in 2012 as a result of changes to valuation allowances recorded against certain state deferred tax assets.

The Company files a consolidated U.S. federal tax return and various consolidated and separate tax returns as prescribed by the tax laws of the state, local and international jurisdictions in which it operates. The Company’s 2010 and 2011 federal income tax returns have been examined by the Internal Revenue Service. The Company has various state and local jurisdiction tax years open to examination (the earliest open period is 2005), and the Company also has certain state and local jurisdictions currently under audit. As of September 30, 2013, the Company believes that it has appropriately reserved for potential federal and state income tax exposures.

At September 30, 2013 and December 31, 2012, the Company had $12.6 million and $12.9 million of unrecognized tax benefits, respectively. As of September 30, 2013, the Company is not aware of any tax positions for which it is reasonably possible that the amounts of unrecognized tax benefits will significantly increase or decrease within the next 12 months. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is approximately $12.6 million. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company had accrued approximately $5.2 million and $5.7 million at September 30, 2013 and December 31, 2012, respectively, for potential interest and penalties associated with uncertain tax positions. To the extent interest and penalties are not assessed with respect to the ultimate settlement of uncertain tax positions, amounts previously accrued will be reduced and reflected as a reduction of the overall income tax provision.

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

Lease Agreements. General Nutrition Centres Company, the Company’s wholly owned subsidiary, is a party, as lessee, to 16 lease agreements with Cadillac Fairview Corporation (“Cadillac Fairview”), as lessor, and 1 lease agreement with Ontrea, Inc. (“Ontrea”), as lessor, with respect to properties located in Canada.  Cadillac Fairview and Ontrea are direct wholly owned subsidiaries of OTPP. For the nine months ended September 30, 2012, the Company paid $1.9 million under the lease agreements with Cadillac Fairview, and an immaterial amount for the nine months ended September 30, 2012 under the lease agreement with Ontrea. Each lease was negotiated in the ordinary course of business on an arm’s length basis.

Share Repurchase On August 9, 2012, in conjunction with the August 2012 Offering, the Company entered into an agreement to repurchase six million shares of common stock directly from Ares at a price of $38.42 per share. The Company funded this repurchase from borrowings under the Incremental Term Loan, together with cash on hand.

NOTE 12. SUBSEQUENT EVENTS

On October 2, 2013, the Company acquired A1 Sports Limited d/b/a Discount Supplements, an online retailer of multi-brand sports nutrition products in the United Kingdom. The Company expects the acquisition of Discount Supplements to have an immaterial impact on operating income during 2013.

On October 17, 2013, the board of directors authorized and declared a cash dividend for the fourth quarter of 2013 of $0.15 per share of Class A common stock, payable on or about December 27, 2013 to stockholders of record as of the close of business on December 13, 2013.

On October 4, 2013, the Company announced the transition to a third party pooled carrier product transportation network and move away from its existing private fleet. The transition will result in a one-time pre-tax expense in the fourth quarter of 2013 of approximately $8.5 million associated with employee severance and early lease termination on transportation equipment.

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

•                  limitations of or disruptions in our manufacturing system or losses of manufacturing certifications;

•                  limitations of or disruptions in our distribution network;

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

Business Overview

We are a global specialty retailer of health and wellness products. We derive our revenues principally from product sales through our company-owned stores and online through GNC.com and LuckyVitamin.com, domestic and international franchise activities and sales of products manufactured in our facilities to third parties. We sell products through a worldwide network of more than 8,400 locations operating under the GNC brand name.

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

As of September 30, 2013, we have completed $238.4 million of the February 2013 approved $250.0 million share repurchase program of Class A common stock. The IPO, the offerings, and the repurchase of the six million shares of Class A common stock are collectively herein referred to as the “Offerings.”

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

On October 2, 2013, we acquired A1 Sports Limited (d/b/a Discount Supplements), the leading multi-brand sports nutrition e-commerce retailer in the United Kingdom. We expect the acquisition of Discount Supplements to have an immaterial impact on operating income during 2013.

Executive Overview

In 2013, we have continued to focus on achieving our five principal corporate goals: growing company-owned domestic retail earnings, growing company-owned domestic retail square footage, growing our international footprint, expanding our e-commerce business and further leveraging the GNC brand. These goals are designed to drive both short-term and long-term financial results. Our efforts led to the following results for the three months ended September 30, 2013 compared to the same period in 2012:

•                  Our company-owned domestic same store sales increased by 6.7%, which includes a 31.7% increase from our GNC.com business.

•                  We increased our company-owned domestic store count by 32 net new stores during the third quarter of 2013.

•                  Our retail segment sales increased by 9.5%, and operating income increased 7.3%.

•                  Total franchising revenue grew 9.3%, and operating income increased 14.6%.

•                  Domestic franchising revenue grew 10.1%, and we added 15 net new domestic franchise stores during the third quarter of 2013.

•                  International franchise revenue grew 8.2%, and we added 29 net new international franchise stores during the third quarter of 2013.

•                  We increased our sales in our wholesale/manufacturing segment by 2.4% through our wholesale distribution channels and increased third-party sales, and operating income increased 7.5%.

•                  We generated 8.7% of total revenue growth which drove a 13.3% increase in total operating income.

•                  For the nine months ended September 30, 2013, we generated net cash from operating activities of $215.4 million, repurchased $238.4 million in common stock, and paid $43.3 million in common stock dividends.

Revenues and Operating Performance from our Segments

We measure our operating performance primarily through revenues and operating income from our three segments, Retail, Franchise and Manufacturing/Wholesale, and through the management of unallocated costs from our warehousing, distribution and corporate segments, as follows:

•              Retail: Retail revenues are generated by sales to consumers at our company-owned stores and online through our websites, GNC.com and LuckyVitamin.com. Although we believe that our retail and franchise businesses are not seasonal in nature, historically we have experienced, and expect to continue to experience, a variation in our net sales and operating results from quarter to quarter. Our industry is expected to grow at an annual average rate of approximately 7% through 2020. As a leader in our industry, we expect our organic retail revenue to grow faster than the projected industry growth as a result of our disproportionate market share, scale economies in purchasing and advertising, strong brand awareness and vertical integration.

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

A significant portion of our business infrastructure is comprised of fixed operating costs. Our vertically integrated distribution network, manufacturing capacity, and our ability to outsource production can support higher sales volume. With the continued growth in each of our operating segments, the Company has announced that it will be adding a fourth domestic distribution center. This distribution center will be located near Indianapolis, Indiana and will provide distribution capacity for the foreseeable future.

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

Results of Operations

The following information presented for the three and nine months ended September 30, 2013 and 2012 was prepared by management, is unaudited and was derived from our unaudited consolidated financial statements and accompanying notes. In the opinion of management, all adjustments necessary for a fair statement of our financial position and operating results for such periods and as of such dates have been included.

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

Results of Operations

(Dollars in millions and percentages expressed as a percentage of total net revenue)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
	(unaudited)
Revenues:
Retail	$487.3	72.1%	$445.0	71.6%	$1,483.3	73.6%	$1,373.5	73.7%
Franchise	118.9	17.6%	108.8	17.5%	337.3	16.7%	313.8	16.8%
Manufacturing / Wholesale	69.4	10.3%	67.8	10.9%	196.0	9.7%	177.7	9.5%
Total net revenues	675.6	100.0%	621.6	100.0%	2,016.6	100.0%	1,865.0	100.0%

Operating expenses:
Cost of sales, including warehousing, distribution and occupancy costs	421.6	62.4%	386.4	62.2%	1,250.6	62.0%	1,149.6	61.6%
Compensation and related benefits	79.3	11.7%	78.7	12.7%	239.9	11.9%	237.1	12.7%
Advertising and promotion	16.7	2.5%	15.7	2.5%	53.5	2.6%	45.3	2.4%
Other selling, general and administrative expenses	29.9	4.4%	26.6	4.3%	92.2	4.6%	84.8	4.6%
Transaction related costs	-	0.0%	0.9	0.1%	-	0.0%	1.6	0.1%
Amortization expense	2.1	0.3%	2.1	0.3%	6.3	0.3%	6.4	0.3%
Foreign currency gain	-	0.0%	-	0.0%	(0.1)	0.0%	(0.1)	0.0%
Total operating expenses	549.6	81.3%	510.4	82.1%	1,642.4	81.4%	1,524.7	81.7%

Operating income:
Retail	92.6	13.7%	86.3	13.9%	291.5	14.5%	277.0	14.9%
Franchise	41.6	6.2%	36.3	5.8%	116.7	5.8%	103.0	5.5%
Manufacturing / Wholesale	28.4	4.2%	26.5	4.3%	76.9	3.8%	73.2	3.9%
Unallocated corporate and other costs:
Warehousing and distribution costs	(17.5)	-2.6%	(16.2)	-2.7%	(50.7)	-2.5%	(47.6)	-2.5%
Corporate costs	(19.1)	-2.8%	(20.8)	-3.3%	(60.2)	-3.0%	(63.7)	-3.4%
Transaction related costs	-	0.0%	(0.9)	-0.1%	-	0.0%	(1.6)	-0.1%
Subtotal unallocated corporate and other costs, net	(36.6)	-5.4%	(37.9)	-6.1%	(110.9)	-5.5%	(112.9)	-6.0%
Total operating income	126.0	18.7%	111.2	17.9%	374.2	18.6%	340.3	18.3%
Interest expense, net	11.3		12.1		33.4		32.9
Income before income taxes	114.7		99.1		340.8		307.4
Income tax expense	41.7		36.9		123.4		114.6
Net income	$73.0		$62.2		$217.4		$192.8

Note: The numbers in the above table have been rounded to millions.  All calculations related to the Results of Operations for the year-over-year comparisons were derived from unrounded data and could occasionally differ immaterially if you were to use the table above for these calculations.

Comparison of the Three Months Ended September 30, 2013 and 2012

Revenues

Our consolidated net revenues increased $54.0 million, or 8.7%, to $675.6 million for the three months ended September 30, 2013 compared to $621.6 million for the same period in 2012. The increase was the result of increased sales in each of our segments.

Retail.  Revenue in our Retail segment increased $42.3 million, or 9.5%, to $487.3 million for the three months ended September 30, 2013 compared to $445.0 million for the same period in 2012. Domestic retail revenue increased $38.3 million due to the opening of new stores, which accounted for approximately $10.8 million of the increase, and a 6.7% increase in our same store sales, which includes an increase in sales from GNC.com of $7.7 million, or 31.7%, to $31.9 million for the three months ended September 30, 2013, compared to $24.2 million for the same period in 2012. The nationwide rollout of Member Pricing included the giveaway of free Gold Cards, which negatively impacted same store sales. In addition, sales from LuckyVitamin.com contributed $2.0 million to the increase in revenue. Canadian sales increased by $2.0 million in U.S. dollars for the three months ended September 30, 2013 compared to the same period in 2012. Our company-owned store base increased by 143 domestic stores to 3,129 at September 30, 2013 compared to 2,986 at September 30, 2012, due to new store openings and franchise store acquisitions. Our Canadian store base increased by five stores to 170 at September 30, 2013 compared to 165 at September 30, 2012.

Franchise. Revenues in our Franchise segment increased $10.1 million, or 9.3%, to $118.9 million for the three months ended September 30, 2013 compared to $108.8 million for the same period in 2012. Domestic franchise revenues increased $6.2 million primarily due to higher product sales. Our domestic franchise same store sales increased by 5.9% for the three months ended September 30, 2013 compared to the same period in 2012. There were 984 domestic franchise stores at September 30, 2013 compared to 935 stores at September 30, 2012. International revenue increased by $3.9 million, or 8.2%, for the three months ended September 30, 2013, compared to the same period in 2012, primarily as a result of higher product sales. Our franchisees have reported an 11.6% same store sales increase this year, on a local currency basis. Our international franchise store base increased by 244 stores to 1,955 at September 30, 2013 compared to 1,711 at September 30, 2012.

Manufacturing/Wholesale. Revenues in our Manufacturing/Wholesale segment, which includes third-party sales from our manufacturing facilities in South Carolina, as well as wholesale sales to Rite Aid, PetSmart, Sam’s Club and www.drugstore.com, increased $1.6 million, or 2.4%, to $69.4 million for the three months ended September 30, 2013 compared to $67.8 million for the same period in 2012. For the three months ended September 30, 2013, third party contract manufacturing sales from our South Carolina manufacturing plant increased by $3.2 million, or 9.2%, compared to the same period in 2012. Wholesale revenue decreased $1.5 million, or 4.6%, due to timing of purchase orders and shipments with key wholesale customers.

Cost of Sales

Cost of sales, which includes product costs, costs of warehousing and distribution and occupancy costs, increased $35.2 million, or 9.1%, to $421.6 million for the three months ended September 30, 2013 compared to $386.4 million for the same period in 2012. Cost of sales, as a percentage of net revenue, was 62.4% and 62.2% for the three months ended September 30, 2013 and 2012, respectively. The higher cost of sales percentage for the three months ended September 30, 2013 was due to planned pricing investments with the rollout of Member Pricing.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses, including compensation and related benefits, advertising and promotion expense, other SG&A expenses including amortization expense and transaction related costs, increased $4.0 million, or 3.2%, to $128.0 million for the three months ended September 30, 2013 compared to $124.0 million for the same period in 2012. These expenses, as a percentage of net revenue, were 18.9% for the three months ended September 30, 2013 compared to 20.0% for the three months ended September 30, 2012.

Compensation and related benefits. Compensation and related benefits increased $0.6 million, or 0.7%, to $79.3 million for the three months ended September 30, 2013 compared to $78.7 million for the same period in 2012. The increase in compensation and related benefits was primarily due to support for our increased store base and sales volume.

Advertising and promotion. Advertising and promotion expenses increased $1.0 million, or 6.7%, to $16.7 million for the three months ended September 30, 2013 compared to $15.7 million for the same period in 2012. Advertising expense, as a percentage of net revenue, was 2.5% for both the three months ended September 30, 2013 and 2012.

Other SG&A. Other SG&A expenses, including amortization expense, increased $3.3 million, or 11.3%, to $32.0 million for the three months ended September 30, 2013 compared to $28.7 million for the same period in 2012. This increase was to support increased sales in each of our segments.

Transaction related costs. We did not incur any transaction related costs for the three months ended September 30, 2013.  For the three months ended September 30, 2012, we incurred $0.9 million related to the August 2012 offering and the Incremental Term Loan.

Operating Income

As a result of the foregoing, consolidated operating income increased $14.8 million, or 13.3%, to $126.0 million for the three months ended September 30, 2013 compared to $111.2 million for the same period in 2012. Operating income, as a percentage of net revenue, was 18.6% and 17.9% for the three months ended September 30, 2013 and 2012, respectively.

Retail. Operating income increased $6.3 million, or 7.3%, to $92.6 million for the three months ended September 30, 2013 compared to $86.3 million for the same period in 2012. The increase in operating income was driven by the same store sales increase offset by planned investments in marketing and pricing with the nationwide rollout of Member Pricing.

Franchise. Operating income increased $5.3 million, or 14.6%, to $41.6 million for the three months ended September 30, 2013 compared to $36.3 million for the same period in 2012. The increase was due to increased wholesale product sales and royalty income.

Manufacturing/Wholesale. Operating income increased $1.9 million, or 7.5%, to $28.4 million for the three months ended September 30, 2013 compared to $26.5 million for the same period in 2012.  Operating income grew faster than sales due to a higher mix of proprietary product sales.

Warehousing and distribution costs. Unallocated warehousing and distribution costs increased $1.3 million, or 8.2%, to $17.5 million for the three months ended September 30, 2013 compared to $16.2 million for the same period in 2012. The increase was primarily due to increased shipping expense and wages to support higher sales volume.

Corporate costs. Corporate overhead costs decreased $1.7 million, or 7.8%, to $19.1 million for the three months ended September 30, 2013 compared to $20.8 million for the same period in 2012. This decrease was due to decreases in incentives and compensation expenses.

Transaction related costs. We did not incur any transaction related costs for the three months ended September 30, 2013.  For the three months ended September 30, 2012, we incurred $0.9 million related to the August 2012 offering and the Incremental Term Loan.

Interest Expense

Interest expense decreased $0.8 million, or 7.0%, to $11.3 million for the three months ended September 30, 2013 compared to $12.1 million for the same period in 2012. This decrease was primarily due to by the effects of the Repricing combined with the payments on long-term debt.

Income Tax Expense

We recognized $41.7 million of income tax expense (or 36.3% of pre-tax income) during the three months ended September 30, 2013 compared to $36.9 million (or 37.2% of pre-tax income) for the same period in 2012. The income tax rate was lower for the three months ended September 30, 2013 compared to the same period in 2012 as a result of changes to valuation allowances recorded against certain state deferred tax assets.

Net Income

As a result of the foregoing, consolidated net income increased $10.8 million to $73.0 million for the three months ended September 30, 2013 compared to $62.2 million for the same period in 2012.

Comparison of the Nine Months Ended September 30, 2013 and 2012

Revenues

Our consolidated net revenues increased $151.6 million, or 8.1%, to $2,016.6 million for the nine months ended September 30, 2013 compared to $1,865.0 million for the same period in 2012. The increase was the result of increased sales in each of our segments.

Retail.  Revenue in our Retail segment increased $109.8 million, or 8.0%, to $1,483.3 million for the nine months ended September 30, 2013 compared to $1,373.5 million for the same period in 2012. Domestic retail revenue increased $94.6 million due to the opening of new stores, which accounted for approximately $30.3 million of the increase, and a 4.2% increase in our same store sales, which includes an increase in sales from GNC.com of $19.2 million, or 25.2%, to $95.3 million for the nine months ended September 30, 2013, compared to $76.1 million for the same period in 2012. The nationwide rollout of Member Pricing included the giveaway of free Gold Cards, which negatively impacted same store sales. In addition, sales from LuckyVitamin.com contributed $4.5 million to the increase in revenue. Canadian sales increased by $10.7 million in U.S. dollars for the nine months ended September 30, 2013 compared to the same period in 2012. Our company-owned store base increased by 143 domestic stores to 3,129 at September 30, 2013 compared to 2,986 at September 30, 2012, due to new store openings and franchise store acquisitions. Our Canadian store base increased by five stores to 170 at September 30, 2013 compared to 165 at September 30, 2012.

Franchise. Revenues in our Franchise segment increased $23.5 million, or 7.5%, to $337.3 million for the nine months ended September 30, 2013 compared to $313.8 million for the same period in 2012. Domestic franchise revenues increased $12.2 million primarily due to higher product sales. Our domestic franchise same store sales increased by 4.4% for the nine months ended September 30, 2013 compared to the same period in 2012. There were 984 domestic franchise stores at September 30, 2013 compared to 935 stores at September 30, 2012.  International revenue increased by $11.3 million, or 9.0%, for the nine months ended September 30, 2013, compared to the same period in 2012, primarily as a result of higher product sales. Our franchisees have reported a 10.8% same store sales increase for the nine months ended September 30, 2013, on a local currency basis. Our international franchise store base increased by 244 stores to 1,955 at September 30, 2013 compared to 1,711 at September 30, 2012.

Manufacturing/Wholesale. Revenues in our Manufacturing/Wholesale segment, which includes third-party sales from our manufacturing facilities in South Carolina, as well as wholesale sales to Rite Aid, PetSmart, Sam’s Club and www.drugstore.com, increased $18.3 million, or 10.3%, to $196.0 million for the nine months ended September 30, 2013 compared to $177.7 million for the same period in 2012. For the nine months ended September 30, 2013, third-party contract manufacturing sales from our South Carolina manufacturing plant increased by $6.5 million, or 6.7%, compared to the same period in 2012. In addition, wholesale revenue increased $11.8 million or 14.6% due to timing of purchase orders and shipments with key wholesale customers.

Cost of Sales

Cost of sales, which includes product costs, costs of warehousing and distribution and occupancy costs, increased $101.0 million, or 8.8%, to $1,250.6 million for the nine months ended September 30, 2013 compared to $1,149.6 million for the same period in 2012. Cost of sales, as a percentage of net revenue, was 62.0% and 61.6% for the nine months ended September 30, 2013 and 2012, respectively. The higher cost of sales percentage for the nine months ended September 30, 2013 was due to planned pricing investments with the rollout of Member Pricing, which evolved the Gold Card from a fixed 20% discount the first week of each month to an everyday variable discount Member Pricing model.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses, including compensation and related benefits, advertising and promotion expense, other SG&A expenses including amortization expense and transaction related costs, increased $16.7 million, or 4.5%, to $391.9 million for the nine months ended September 30, 2013 compared to $375.2 million for the same period in 2012. These expenses, as a percentage of net revenue, were 19.4% for the nine months ended September 30, 2013 compared to 20.1% for the nine months ended September 30, 2012.

Compensation and related benefits. Compensation and related benefits increased $2.8 million, or 1.2%, to $239.9 million for the nine months ended September 30, 2013 compared to $237.1 million for the same period in 2012. The increase in compensation and related benefits was primarily due to support for our increased store base and sales volume.

Advertising and promotion. Advertising and promotion expenses increased $8.2 million, or 18.0%, to $53.5 million for the nine months ended September 30, 2013 compared to $45.3 million for the same period in 2012. The increase in advertising expense resulted primarily from increases in media and print expense with the launch of the “Respect Yourself” campaign and our investment in the nationwide launch of Member Pricing.

Other SG&A. Other SG&A expenses, including amortization expense, increased $7.3 million, or 8.2%, to $98.5 million for the nine months ended September 30, 2013 compared to $91.2 million for the same period in 2012. This increase was to support increased sales in each of our segments.

Transaction related costs. We did not incur any transaction related costs for the nine months ended September 30, 2013.  For the nine months ended September 30, 2012, we incurred $1.6 million related to the Offerings and the Incremental Term Loan.

Operating Income

As a result of the foregoing, consolidated operating income increased $33.9 million, or 9.9%, to $374.2 million for the nine months ended September 30, 2013 compared to $340.3 million for the same period in 2012. Operating income, as a percentage of net revenue, was 18.6% and 18.3% for the nine months ended September 30, 2013 and 2012, respectively.

Retail. Operating income increased $14.5 million, or 5.2%, to $291.5 million for the nine months ended September 30, 2013 compared to $277.0 million for the same period in 2012. The increase in operating income was driven by the same store sales increase offset by planned investments in marketing spend and pricing during the second quarter with the nationwide rollout of Member Pricing and in support of the “Respect Yourself” marketing campaign launch in the first quarter.

Franchise. Operating income increased $13.7 million, or 13.2%, to $116.7 million for the nine months ended September 30, 2013 compared to $103.0 million for the same period in 2012. The increase was due to increased wholesale product sales and royalty income.

Manufacturing/Wholesale. Operating income increased $3.7 million, or 5.1%, to $76.9 million for the nine months ended September 30, 2013 compared to $73.2 million for the same period in 2012. Operating income grew more slowly than sales due to a lower mix of proprietary product sales.

Warehousing and distribution costs. Unallocated warehousing and distribution costs increased $3.1 million, or 6.6%, to $50.7 million for the nine months ended September 30, 2013 compared to $47.6 million for the same period in 2012. The increase was primarily due to increased shipping expense and wages to support higher sales volume.

Corporate costs. Corporate overhead costs decreased $3.5 million, or 5.6%, to $60.2 million for the nine months ended September 30, 2013 compared to $63.7 million for the same period in 2012. This decrease was due to decreases in incentives and compensation expenses and other SG&A costs.

Transaction related costs. We did not incur any transaction related costs for the nine months ended September 30, 2013.  For the nine months ended September 30, 2012, we incurred $1.6 million related to the Offerings and the Incremental Term Loan.

Interest Expense

Interest expense increased $0.5 million, or 1.2%, to $33.4 million for the nine months ended September 30, 2013 compared to $32.9 million for the same period in 2012. This increase was primarily due to the borrowings under the Incremental Term Loan, partially offset by the effects of the Repricing.

Income Tax Expense

We recognized $123.4 million of income tax expense (or 36.2% of pre-tax income) during the nine months ended September 30, 2013 compared to $114.6 million (or 37.3% of pre-tax income) for the same period in 2012. The income tax rate was lower for the nine months ended September 30, 2013 compared to the same period in 2012 as a result of changes to valuation allowances recorded against certain state deferred tax assets.

Net Income

As a result of the foregoing, consolidated net income increased $24.6 million to $217.4 million for the nine months ended September 30, 2013 compared to $192.8 million for the same period in 2012.

Liquidity and Capital Resources

At September 30, 2013, we had $77.7 million in cash and cash equivalents and $542.1 million in working capital, compared with $158.5 million in cash and cash equivalents and $573.5 million in working capital at December 31, 2012. The $31.4 million decrease in our working capital was primarily driven by a decrease in our cash due to the repurchase of common stock and an increase in accounts payable, partially offset by an increase in receivables and inventory levels to support increased sales in each of our segments.

We expect to fund our operations through internally generated cash and, if necessary, from borrowings under the Revolving Credit Facility.  At September 30, 2013, we had $78.9 million available under the Revolving Credit Facility, after giving effect to $1.1 million utilized to secure letters of credit.

We expect our primary uses of cash in the near future will be for capital expenditures, working capital requirements, and funding any quarterly dividends to stockholders and share repurchases that are approved by the board of directors.

In February 2013, the board of directors authorized a program to repurchase up to an aggregate of $250.0 million of our Class A common stock. We repurchased $238.4 million of Class A common stock during the nine months ended September 30, 2013.

On October 17, 2013, the board of directors authorized and declared a cash dividend for the fourth quarter of 2013 of $0.15 per share of Class A common stock, payable on or about December 27, 2013 to stockholders of record as of the close of business on December 13, 2013.

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

Cash Provided by Operating Activities

Cash provided by operating activities was $215.4 million and $142.0 million for the nine months ended September 30, 2013 and 2012, respectively. The increase was due to an increase in net income of $24.6 million and the timing of payments for inventory, accounts payable, and deferred revenue and other current liabilities for the nine months ended September 30, 2013 compared to the same period in 2012.

For the nine months ended September 30, 2013, inventory increased $65.3 million as a result of increases in our finished goods to support our increased sales. Accounts receivables increased $24.3 million as a result of increased sales to our franchisees. Accounts payable increased $36.1 million due to the increase in inventory and timing of payments. Deferred revenue and other current liabilities decreased $14.3 million due primarily to a decrease in accrued taxes, accrued payroll, and deferred revenue due to the giveaway of Gold Cards during the second quarter as a result of the nationwide Member Pricing launch.

Cash Used in Investing Activities

Cash used in investing activities was $34.7 million and $31.8 million for the nine months ended September 30, 2013 and 2012, respectively. Capital expenditures, which were primarily for new stores and improvements to our retail stores and our South Carolina manufacturing facility, were $33.6 million and $29.9 million for the nine months ended September 30, 2013 and 2012, respectively.

Our capital expenditures typically consist of new stores, certain periodic updates in our company-owned stores and ongoing upgrades and improvements to our manufacturing facilities and information technology systems.

We expect capital expenditures to be approximately $50.0 million in 2013, which includes costs associated with growing our domestic square footage.  We anticipate funding our 2013 capital requirements with cash flows from operations and, if necessary, borrowings under the Revolving Credit Facility.

Cash Used in Financing Activities

For the nine months ended September 30, 2013, cash used in financing activities was $262.1 million, primarily consisting of dividends paid to Holdings’ stockholders of $43.3 million and the repurchase of an aggregate of $238.4 million shares of Class A common stock under the repurchase program, offset by $22.5 million of proceeds from exercised stock options, including the associated tax benefit.

For the nine months ended September 30, 2012, cash used in financing activities was $141.3 million, primarily due to dividends paid to Holdings’ stockholders of $34.3 million and the repurchase of an aggregate of $360.0 million shares of Class A common stock under a repurchase program, offset partially by $59.4 million of proceeds from exercised stock options, including the associated tax benefit, and $199.0 million of proceeds from the issuance of long-term debt.

Contractual Obligations

There are no material changes in our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Off Balance Sheet Arrangements

As of September 30, 2013, we had no relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off balance sheet arrangements, or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (the “FASB”) issued an accounting standard regarding the reclassification of amounts out of accumulated other comprehensive income (“AOCI”).  This standard does not change the current requirements for reporting net income or other comprehensive income. However, the standard requires disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the footnotes to the financial statements. Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail. This guidance is effective for fiscal years beginning after December 15, 2012. We adopted this guidance during the first quarter of 2013. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In July 2013, the FASB issued an accounting standard regarding the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  This standard requires entities to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss (“NOL”) or tax credit carryforward whenever the NOL or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed. This accounting standard update requires entities to assess whether to net the unrecognized tax benefit with a deferred tax asset as of the reporting date.  This guidance is effective for fiscal years beginning after December 15, 2013, with early adoption permitted.  We will adopt this guidance during the first quarter of 2014, and are currently evaluating the impact of this guidance on the financial statements.

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

Interest Rate Market Risk

All of our long-term debt is subject to changing interest rates.  Although changes in interest rates do not impact our operating income, the changes could affect the fair value of such debt and related interest payments.  Based on our variable rate debt balance as of September 30, 2013, an increase of 1% in the interest rates would cause our annual interest rate costs to increase by approximately $1.9 million.  A decrease in the current interest rates would have no impact on interest expense due to an interest rate floor that exists on the Senior Credit Facility.

Foreign Currency Exchange Rate Market Risk

We are subject to the risk of foreign currency exchange rate changes in the conversion from local currencies to the U.S. dollar of the reported financial position and operating results of our non-U.S. based subsidiaries. We are also subject to foreign currency exchange rate changes for purchases of goods and services that are denominated in currencies other than the U.S. dollar. The primary currencies to which we are exposed to fluctuations are the Canadian Dollar and the Chinese Renminbi. The fair value of our net foreign investments and our foreign denominated payables would not be materially affected by a 10% adverse change in foreign currency exchange rates for the nine months ended September 30, 2013 and 2012.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act has been appropriately recorded, processed, summarized and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our CEO and CFO have concluded that, as of September 30, 2013, our disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal controls over financial reporting that occurred during the last fiscal quarter, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1.   Legal Proceedings

We are engaged in various legal actions, claims and proceedings arising in the normal course of business, including claims related to breach of contracts, products liabilities, intellectual property matters and employment-related matters resulting from our business activities.  We record accruals for outstanding legal matters when we believe it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated.  We evaluate, on a quarterly basis, developments in legal matters that could affect the amount of any accrual and developments that would make a loss contingency both probable and reasonably estimable.  If a loss contingency is not both probable and estimable, we do not establish an accrued liability.  Currently, none of our accruals for outstanding legal matters are material individually or in the aggregate to our financial position.  However, if we ultimately are required to make a payment in connection with an adverse outcome in any of the matters discussed below, it is possible that it could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

As of September 30, 2013, there were 73 pending lawsuits related to Hydroxycut in which we have been named, including 67 individual, largely personal injury claims and six putative class action cases, generally inclusive of claims of consumer fraud, misrepresentation, strict liability and breach of warranty.  The United States Judicial Panel on Multidistrict Litigation consolidated pretrial proceedings of many of the pending actions in the Southern District of California (In re: Hydroxycut Marketing and Sales Practices Litigation, MDL No. 2087).

The parties in the consolidated class actions reached a settlement, which remains subject to final approval by the Court. There is one remaining objector to the settlement, and the Court has scheduled a related evidentiary hearing for November 15, 2013. The Company is not required to make any payments under the settlement agreement.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth information regarding Holdings’ purchases of shares of Class A common stock during the quarter ended September 30, 2013:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs
July 1 to July 31, 2013	578,724	$ 46.82	578,724	$ 41,593,467
August 1 to August 31, 2013	569,437	$ 52.68	569,437	$ 11,593,494
September 1 to September 30, 2013	-	-	-	$ 11,593,494
Total	1,148,161	$ 49.73	1,148,161

(1)          In February 2013, we announced that our board of directors approved a share repurchase program pursuant to which we were authorized to purchase up to an aggregate of $250.0 million shares of Class A common stock during the twelve month period ending February 28, 2014 (the “Repurchase Program”). Other than purchases in connection with the Repurchase Program as set forth in the table above, we made no purchases of shares of Class A common stock for the quarter ended September 30, 2013.

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

GNC HOLDINGS, INC.
(Registrant)

/s/ Joseph M. Fortunato
Date: October 31, 2013	Joseph M. Fortunato
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Michael M. Nuzzo
Date: October 31, 2013	Michael M. Nuzzo
Chief Financial Officer
(Principal Financial Officer)

/s/ Andrew S. Drexler
Date: October 31, 2013	Andrew S. Drexler
Corporate Controller
(Principal Accounting Officer)