Form 10-K
period 2013-12-31
GNC HOLDINGS, INC.
filed 2014-02-20
CIK 1502034

Use these links to rapidly review the document
TABLE OF CONTENTS1

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of all common stock (based upon the closing price of the New York Stock Exchange) of the registrant held by non-affiliates of the registrant as of June 28, 2013 was approximately $4.23 billion.

         As of February 14, 2014, the number of outstanding shares of Class A common stock, par value $0.001 per share (the "common stock"), of GNC Holdings, Inc. was 94,166,458 shares.

DOCUMENTS INCORPORATED BY REFERENCE

         Certain information in the Company's definitive Proxy Statement for the 2014 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, is incorporated by reference in Part III of this Form 10-K.

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

  •
  unfavorable publicity or consumer perception of our industry or products;

  •
  increases in the cost of borrowings and limitations on availability of additional debt or equity capital;

  •
  our debt levels and restrictions in our debt agreements;

  •
  incurrence of material product liability and product recall costs;

  •
  loss or retirement of key members of management;

  •
  costs of compliance or any failure on our part to comply with new and existing governmental regulations governing our products, including, but not limited to, proposed dietary supplement legislation and regulations;

  •
  changes in our tax obligations;

  •
  costs of litigation or investigations involving our company and any failure to successfully defend lawsuits and other claims against us;

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

PART I

Item 1.    BUSINESS.

        GNC Holdings, Inc. ("Holdings") is headquartered in Pittsburgh, Pennsylvania and its common stock trades on the New York Stock Exchange (the "NYSE") under the symbol "GNC." Based on our worldwide network of more than 8,500 locations and our online channels, we believe that we are the leading global specialty retailer of health and wellness products, including vitamins, minerals and herbal supplement products ("VMHS"), sports nutrition products and diet products. Our diversified, multi-channel business model derives revenue from product sales through company-owned domestic retail stores, domestic and international franchise activities, third-party contract manufacturing, e-commerce and corporate partnerships. We believe that the strength of our GNC brand, which is distinctively associated with health and wellness, combined with our stores and online channels, gives us broad access to consumers and uniquely positions us to benefit from the favorable trends driving growth in the nutritional supplements industry and the broader health and wellness sector. Our broad and deep product mix, which is focused on high-margin, premium, value-added nutritional products, is sold under our GNC proprietary brands, including Mega Men®, Ultra Mega®, Total LeanTM, Pro Performance® and Pro Performance® AMP, Beyond Raw®, and under nationally recognized third-party brands.

        Based on the information we compiled from the public securities filings of our primary competitors, our network of domestic retail locations is approximately ten times larger than the next largest United States specialty retailer of nutritional supplements and provides a leading platform for our vendors to distribute their products to their target consumers. Our close relationships with our vendor partners have enabled us to negotiate first-to-market opportunities. In addition, our in-house product development capabilities enable us to offer our customers proprietary merchandise that can only be purchased through our locations or through GNC.com. Because the nutritional supplement consumer often requires knowledgeable customer service, we also differentiate ourselves from mass and drug retailers with our well-trained sales associates who are aided by in-store technology. We believe that our expansive retail network, differentiated merchandise offering and quality customer service result in a unique shopping experience that is distinct from that of our competitors.

        Our principal executive office is located at 300 Sixth Avenue, Pittsburgh, Pennsylvania 15222, and our telephone number is (412) 288-4600. We maintain and make available on GNC.com, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports as soon as reasonably practical after we electronically file or furnish them to the United States Securities and Exchange Commission (the "SEC"). In addition to GNC.com, our electronic SEC filings can be accessed from the SEC's internet site at www.sec.gov.

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

        On April 6, 2011, we completed an initial public offering (the "IPO") pursuant to which 25.875 million shares of common stock were sold at a price of $16.00 per share. Holdings issued and sold 16 million shares and certain of Holdings' stockholders sold 9.875 million shares in the IPO. Subsequent to the IPO, certain of our stockholders completed four registered offerings of common stock. In conjunction with one of these selling stockholder offerings, in August 2012, the Company repurchased an additional six million shares of common stock from Ares Corporate Opportunities Fund II L.P. ("Ares") as part of a share repurchase program. As of December 31, 2012, Ares no longer owned any shares of our common stock and Ontario Teachers' Pension Plan Board ("OTPP", and together with Ares, collectively referred to herein as the "Sponsors") owned less than 10,000 shares of our common stock. The IPO, the offerings, and the repurchase of the six million shares of common stock are collectively herein referred to as the "Offerings."

        Holdings is a holding company and all of its operations are conducted through its operating subsidiaries.

Our Growth Strategy

        We plan to execute several strategies in the future to promote growth in revenue and operating income, and capture market share, including:

  •
  Growing company-owned domestic retail earnings.  We believe that growth in our domestic retail business will be supported by continued same store sales growth and positive operating leverage. Our existing store base and the supporting infrastructure enable us to convert a high percentage of our incremental sales volume into operating income, providing the opportunity to further expand our company-owned retail operating income margin.

  •
  Growing company-owned domestic retail square footage.  We believe that (i) the expansion of our store base will allow us to increase our market share and our appeal to a wider range of consumers as we enter new markets and grow within existing markets, and (ii) the United States market can support a significant number of additional GNC stores.

  •
  Growing our international footprint.  Our international business has been a key driver of growth in recent years. We expect to continue capitalizing on international revenue growth opportunities through additions of franchise stores in existing markets, expansion into new high growth markets and the growth of product distribution in both existing and new markets. For example, in 2013, we acquired A1 Sports Limited d/b/a Discount Supplements ("DiscountSupplements.com"), a leading multi-brand sports nutrition e-commerce retailer in the United Kingdom.

  •
  Expanding our e-commerce businesses.  We believe that GNC.com, LuckyVitamin.com, and DiscountSupplements.com are well-positioned to continue capturing market share online, which represents one of the fastest growing channels of distribution in the nutritional supplements industry. We intend to continue to capitalize on the growth of our e-commerce businesses and may explore opportunities to acquire additional web banners to expand our online market share, as with our acquisition of DiscountSupplements.com.

  •
  Further leveraging of the GNC brand.  As with our Rite Aid, Sam's Club and PetSmart partnerships, we believe that we have the opportunity to create additional streams of revenue and grow our customer base by leveraging the GNC brand through corporate partnerships outside of our existing distribution channels.

Competitive Strengths

        We believe that we are well-positioned to capitalize on favorable industry trends as a result of the following competitive strengths:

  •
  Highly-valued and iconic brand.  We believe our broad portfolio of proprietary products, which are available in our locations or on GNC.com, advances GNC's brand presence and our general reputation as a leading retailer of health and wellness products. We continue to modernize the GNC brand in an effort to further advance its positioning.

  •
  Attractive, loyal customer base.  Our large customer base includes approximately 8.3 million active Gold Card members in the United States and Canada who account for over 75% of company-owned retail sales and spend approximately two times more than other GNC customers. We believe that our customer base is attractive as our shoppers tend to be gender balanced, relatively young, well-educated and affluent. Recent surveys, commissioned by us, reflect a high satisfaction rate among our shoppers with respect to selection, product innovation, quality and overall experience.

  •
  Commanding market position in an attractive and growing industry.  Based on our broad global footprint of more than 8,500 locations in the United States and over 50 international countries (including distribution centers where retail sales are made), and on our e-commerce channels, we believe that we are the leading global specialty retailer of health and wellness products within a fragmented industry. With a presence in all 50 states, the District of Columbia and Puerto Rico, our network of domestic retail locations is approximately ten times larger than the next largest United States specialty retailer of nutritional supplements, based on the information we compiled from the public securities filings of our primary competitors.

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

  •
  Diversified business model.  Our multi-channel approach is unlike many other specialty retailers as we derive revenues across a number of distribution channels in multiple geographies, including retail sales from company-owned retail stores (including 146 stores on United States military bases), retail sales from GNC.com, LuckyVitamin.com, and DiscountSupplements.com, royalties, wholesale sales and fees from both domestic and international franchisees, revenue from third-party contract manufacturing, wholesale revenue and fees from our Rite Aid store-within-a-store locations, and wholesale revenue from Sam's Club and PetSmart. Our business is further diversified by our broad merchandise assortment. Our retail stores generally offer over 1,800 SKUs across multiple product categories.

  •
  Vertically integrated operations that underpin our business strategy.  To support our company-owned and franchise store bases, we have developed sophisticated manufacturing, warehousing and distribution facilities. These consist of a manufacturing facility in Greenville, South Carolina and distribution facilities in Leetsdale, Pennsylvania, Anderson, South Carolina, and Phoenix, Arizona. Our vertically integrated business model allows us to control the production and timing of new product introductions, control costs, maintain high standards of product quality, monitor delivery times, manage inventory levels and enhance profitability.

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

Business Overview

        The following charts illustrate the percentage of our net revenue generated by our three segments and the percentage of our net United States retail nutritional supplements revenue generated by our product categories for the year ended December 31, 2013:

Revenue by Segment

United States Retail Revenue by Product*

*
includes domestic retail and GNC.com, but excludes LuckyVitamin.com

        In 2013, we did not have a material concentration of sales from any single product or product line.

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

	Year ended December 31,
	2013		2012		2011
	(dollars in millions)
Retail	$1,926.8	73.3%	$1,785.0	73.5%	$1,518.5	73.3%
Franchise	440.4	16.7%	408.1	16.8%	334.8	16.1%
Manufacturing/Wholesale (Third Party)	263.1	10.0%	236.9	9.7%	218.9	10.6%

Total	$2,630.3	100.0%	$2,430.0	100.0%	$2,072.2	100.0%

        Although we believe that none of our segments are seasonal in nature, historically we have experienced, and expect to continue to experience, a variation in our net sales and operating results from quarter to quarter.

        We believe that the factors that influence this variability of quarterly results include general economic and weather conditions that affect consumer spending, changing customer demands, the introduction of new merchandise or promotions, and actions of competitors.

Retail

        Our Retail segment generates revenues primarily from sales of products to customers at our company-owned stores in the United States, Canada and Puerto Rico and through our websites, GNC.com, LuckyVitamin.com and DiscountSupplements.com.

  Locations

        As of December 31, 2013, we operated 3,342 company-owned stores across all 50 states including the District of Columbia, Canada and Puerto Rico. Most of our United States company-owned stores are between 1,000 and 2,000 square feet and are located primarily in shopping malls and strip shopping centers. Traditional shopping mall and strip shopping center locations generate a large percentage of our total retail sales. With the exception of our downtown stores, virtually all of our company-owned stores follow one of two consistent formats, one for mall locations and one for strip shopping center locations.

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

  Websites

        GNC.com has become an increasingly significant part of our business. Some of the products offered on our website may not be available at our retail locations, enabling us to broaden the assortment of products available to our customers. The ability to purchase our products through the internet also offers a convenient method for repeat customers to evaluate and purchase new and existing products. This additional sales channel has enabled us to market and sell our products in regions where we have limited or no retail operations. Internet purchases are fulfilled and shipped directly from our distribution centers to our consumers using a third-party courier service. Historically, we believe that most of the sales generated by our website are incremental to the revenues from our retail locations.

        In August 2011, we acquired S&G Properties, LLC d/b/a LuckyVitamin.com and What's the Big Deal?, Inc. d/b/a Gary's "World of Wellness" (collectively referred to as "LuckyVitamin.com"), an online retailer of health and wellness products. The addition of the LuckyVitamin.com platform provides a wide range of nationally branded nutritional supplements with a diverse selection of wellness oriented products.

        In October 2013, we acquired DiscountSupplements.com, a leading multi-brand sports nutrition e-commerce retailer in the United Kingdom. The addition of the DiscountSupplements.com platform expands our reach and growth opportunities in the e-commerce channel while broadening our customer demographics and product offerings online.

Franchise

        Our Franchise segment is comprised of our domestic and international franchise operations, and generates revenues from franchise activities primarily through product sales to franchisees, royalties on franchise retail sales and franchise fees.

        As of December 31, 2013, there were 3,036 franchise stores operating, including 1,012 stores in the U.S. and 2,024 international franchise stores operating in over 50 international countries (including distribution centers where retail sales are made). Our franchise stores in the United States are typically between 1,000 and 2,000 square feet, and approximately 90% are located in strip shopping centers. The international franchise stores are typically smaller and, depending upon the country and cultural preferences, are located in mall, strip shopping center, street or store-within-a-store locations. In addition, some international franchisees sell on the internet in their respective countries. Typically, our international stores have a store format and signage similar to our United States franchise stores. We believe that our franchise program enhances our brand awareness and market presence and will enable us to continue to expand our store base internationally with limited capital expenditures. We believe we have good relationships with our franchisees, as evidenced by our domestic franchisee renewal rate of 95% between 2008 and 2013. We do not rely heavily on any single franchise operator in the United States, where our largest franchisee owns and/or operates 19 store locations.

        All of our franchise stores in the United States offer both our proprietary products and third-party products, with a product selection similar to that of our company-owned stores. Our international franchise stores are offered a more limited product selection than our franchise stores in the United States with the product selection heavily weighted toward proprietary products.

  Franchises in the United States

        Revenues from our franchisees in the United States accounted for approximately 58% of our total franchise revenues for the year ended December 31, 2013. New franchisees in the United States are generally required to pay an initial fee of $40,000 for a franchise license. Existing GNC franchise operators may purchase an additional franchise license for a $30,000 fee. We typically offer limited financing to qualified franchisees in the United States for terms of up to five years. Once a store begins operations, franchisees are required to pay us a continuing royalty of 6% of sales and contribute 3% of sales to a national advertising fund. Our standard franchise agreements for the United States are effective for an initial ten-year period with two five-year renewal options. At the end of the initial term and each of the renewal periods, the renewal fee is generally 33% of the franchisee fee that is then in effect. The franchisee renewal option is generally at our election. Franchisees must meet certain conditions to exercise the franchisee renewal option. Our franchisees in the United States receive limited geographical exclusivity and are required to utilize the standard GNC store format.

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

  International Franchises

        Revenues from our international franchisees accounted for approximately 42% of our total franchise revenues for the year ended December 31, 2013. In 2013, new international franchisees were required to pay an initial fee of approximately $25,000 for a franchise license for each full size store and continuing royalty fees that vary depending on the country. Our international franchise program has enabled us to expand into international markets with limited capital expenditures. We expanded our international presence from 1,188 international franchise locations at the end of 2008 to 2,024 international locations (including distribution centers where retail sales are made) as of December 31, 2013. We typically generate less revenue from franchises outside the United States due to lower international royalty rates and the franchisees purchasing a smaller percentage of products from us compared to our domestic franchisees.

        We enter into development agreements with international franchisees for either full-size stores, store-within-a-store locations, wholesale distribution center operations or internet distribution rights. The development agreement grants the franchisee the right to develop a specific number of stores in a territory, often the entire country. The franchisee then enters into a franchise agreement for each location. The full-size store franchise agreement has an initial ten-year term with two five-year renewal options. At the end of the initial term and renewal periods, the franchisee typically has the option to renew the agreement at 33% of the franchise fee that is then in effect. Franchise agreements for international store-within-a-store locations have an initial term of five years, with two five-year renewal options. At the end of the initial term and each of the renewal periods, the franchisee has the option to renew the agreement for up to a maximum of 50% of the franchise fee that is then in effect. Our international franchisees often receive exclusive franchising rights to the entire country franchise, excluding United States military bases. Our international franchisees must meet minimum standards and duties similar to our United States franchisees.

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

        The principal raw materials used in the manufacturing process are natural and synthetic vitamins, herbs, minerals and gelatin. We maintain multiple sources for the majority of our raw materials, with the remaining being single-sourced due to the uniqueness of the material. In 2013, no one vendor supplied more than 10% of our raw materials. Beginning in 2013, we utilize a third-party pooled carrier transportation network that delivers raw materials and components to our manufacturing facilities and also delivers our finished goods and third-party products to our distribution centers (herein referred to as the "Transportation Network Transition").

  Wholesale

        Franchise Store-Within-a-Store Locations.    To increase brand awareness and promote access to customers who may not frequent specialty nutrition stores, we entered into a strategic alliance with Rite Aid in December 1998 to open GNC franchise store-within-a-store locations. As of December 31, 2013, we had 2,215 Rite Aid store-within-a-store locations. Through this strategic alliance, we generate revenues from sales to Rite Aid of our products at wholesale prices, the manufacture of Rite Aid private label products, retail sales of certain consigned inventory and license fees. We are Rite Aid's sole supplier for the PharmAssure vitamin brand and a number of Rite Aid private label supplements. We recently extended our alliance with Rite Aid through 2019 by exercising a five year option in the contract. At December 31, 2013, Rite Aid had opened 1,079 of an additional 1,125 store-within-a-store locations that Rite Aid has committed to open by December 31, 2014. Rite Aid has committed to open 50 new stores for each year after 2014 through 2019.

Products

        We offer a wide range of high-quality nutritional supplements sold under our GNC proprietary brand names, including Mega Men®, Ultra Mega®, Total LeanTM, Pro Performance® and Pro Performance® AMP, Beyond Raw® and under nationally recognized third-party brand names. We report our sales in four major nutritional supplement categories: VMHS, sports nutrition, diet and other wellness. In addition, our retail sales offer an extensive mix of brands, including over 1,800 SKUs across multiple categories and products. Through our online channels, GNC.com, LuckyVitamin.com and DiscountSupplements.com, we offer additional SKUs to online customers. This variety is designed to provide our customers with a vast selection of products to fit their specific needs and to generate a high number of transactions with purchases from multiple product categories. Sales of our proprietary brands at our company-owned stores represented over 54% of our net retail product revenues for the years ended 2013, 2012, and 2011. We have arrangements with our vendors to provide third-party products on an as needed basis. We are not dependent on any one vendor for a material amount of our third-party products.

        Consumers may purchase a GNC Gold Card in any United States GNC store or at GNC.com for a $15.00 annual fee. During 2013, we expanded our Gold Card Member Pricing model to be nationwide. The program evolves Gold Card from a fixed 20% discount the first week of each month to an everyday variable discount Member Pricing model. Gold Card members also receive personalized mailings and e-mails with product news, nutritional information, and exclusive offers.

        Based on data collected from our point of sales systems in our GNC stores and from GNC.com, below is a comparison of our company-owned domestic retail product sales by major product category, and the percentages of our company-owned domestic retail product sales for the years shown:

	December 31,
U.S Retail Product Categories:	2013		2012		2011
	($ in millions)
VMHS	$663.6	38.6%	$624.6	38.8%	$542.6	38.7%
Sports Nutrition Products	764.9	44.5%	686.2	42.6%	621.8	44.3%
Diet Products	198.8	11.6%	192.3	12.0%	139.6	9.9%
Other Wellness Products	92.1	5.3%	105.9	6.6%	99.7	7.1%

Total U.S. Retail revenues	$1,719.4	100.0%	$1,609.0	100.0%	$1,403.7	100.0%

        The data above represents the revenue reported for the domestic portion of our retail segment, and excludes additional revenue, primarily wholesale sales revenue to our military commissary locations, revenue from LuckyVitamin.com, whose sales categories are not consistent with our point of sales system, and certain revenue adjustments that are recorded to ensure conformity with generally accepted accounting principles in the United States, including deferral of our Gold Card revenue to match the twelve month discount period of the card, and a reserve for customer returns. These excluded amounts were $78.4 million for 2013 (including $63.1 million related to LuckyVitamin.com), $64.8 million for 2012 (including $56.7 million related to LuckyVitamin.com), and $16.7 million for 2011 (including $14.5 million related to LuckyVitamin.com). These items are recurring in nature, and we expect to record similar adjustments in the future.

  VMHS

        We sell vitamins and minerals in single vitamin and multi vitamin form and in different potency levels. Our vitamin and mineral products are available in liquid, tablets, soft gelatin, hard-shell capsules and powder forms, and are available in traditional bottle packaging form or in customized daily packet form ("Vitapak®"). Many of our special vitamin and mineral formulations, such as Mega Men®, Ultra Mega® and Triple Strength Fish Oil are available at our locations, select wholesale partner locations, and on GNC.com. In addition to our selection of VMHS products with unique formulations, we also offer the full range of standard "alphabet" vitamins. We sell herbal supplements in various solid dosage and soft gelatin capsules, tea and liquid forms. We have consolidated our traditional herbal offerings under a single umbrella brand, Herbal Plus®. In addition to the Herbal Plus® line, we offer a full line of whole food-based supplements and herb and natural remedy products.

        We also offer a variety of specialty products in our GNC and Preventive Nutrition® product lines. These products emphasize third-party research and literature regarding the positive benefits from certain ingredients. These offerings include products designed to provide nutritional support to specific areas of the body, such as joints, the heart and blood vessels and the digestive system. Overall, GNC-branded proprietary products constituted approximately 80% of our VMHS sales in 2013.

  Sports Nutrition Products

        Sports nutrition products are designed to be taken in conjunction with an exercise and fitness regimen. We typically offer a broad selection of sports nutrition products, such as protein and weight gain powders, sports drinks, sports bars and high potency vitamin formulations, including GNC brands such as Pro Performance®, Pro Performance® AMP and Beyond Raw®, and popular third-party products. Our GNC-branded proprietary products, including Pro Performance® branded products, represented approximately 33% of our sports nutrition product sales in 2013, and are available at our locations, select wholesale partner locations, and on GNC.com. With a broad array of products and our vast retail footprint, we believe we are recognized as one of the leading retailers of sports nutrition products.

  Diet Products

        Our wide variety of diet products consist of various formulas designed to supplement the diet and exercise plans of weight conscious consumers. We typically offer a variety of diet products, including pills, meal replacements, shakes, diet bars, energy tablets and cleansing products. Our retail stores offer our proprietary and third-party brand products suitable for different diet and weight management approaches, including products designed to increase thermogenesis (a change in the body's metabolic rate measured in terms of calories) and metabolism. The diet category is cyclical with new products generating short-term sales growth before generally declining over time, making sales trends within this category less predictable than in our other product categories. We have reduced our exposure to the diet category with our GNC proprietary line, Total Lean™, which is more focused on meal replacement and represents a more stable line of business. In 2013, company-owned retail sales from diet products accounted for approximately 12% of sales, down significantly from 27% of sales in 2001. Overall, we estimate that GNC-branded proprietary products constituted approximately 46% of our diet product sales in 2013.

  Other Wellness Products

        Other wellness products represent a comprehensive category that consists of sales of our Gold Card preferred membership and sales of other nonsupplement products, including cosmetics, food items, health management products, books, DVDs and equipment.

  Product Development

        We believe that introduction of innovative, high quality, clinically proven, superior performing products is a key driver of our business. Customers widely credit us as being a leader in offering premium health products and rate the availability of a wide variety of products as one of our biggest strengths. We identify shifting consumer trends through market research and through interactions with our customers and leading industry vendors to assist in the development, manufacturing and marketing of our new products. Our dedicated innovation team independently drives the development of proprietary products by collaborating with vendors to provide raw materials, clinical and product development for proprietary GNC-branded products. Average development time for products is four to seven months, or six to 18 months or longer when development involves clinical trials. We also work with our vendors to ensure a steady flow of third-party products with preferred distribution rights are made available to us for a limited period of time. In 2013, we targeted our product development efforts on specialty vitamins, diet/weight conscious solutions, and sports nutrition products resulting in the introduction of several soft chew and gummy offerings across multiple product categories, expanded the sports offerings under the Pro Performance® AMP and Beyond Raw® brands, and expanded condition specific offerings with the re-launch of the Preventive Nutrition® line. In 2013, we estimate that GNC-branded products generated more than $1.2 billion of retail sales across company-owned retail, domestic franchise locations, GNC.com and Rite Aid store-within-a-store locations.

        Products are delivered to our retail stores through our distribution centers located in Leetsdale, Pennsylvania, Anderson, South Carolina, and Phoenix, Arizona. Our distribution centers support our company-owned stores as well as franchise stores and Rite Aid locations. For the first three quarters of 2013, our distribution fleet delivered our finished goods and third-party products through our distribution centers to our company-owned and domestic franchise stores on a weekly or biweekly basis depending on the sales volume of the store. During the fourth quarter, GNC transitioned to a third-party pooled carrier product transportation network. LuckyVitamin.com is supported by a separate distribution center in Leetsdale, Pennsylvania that began operating in December 2011. In conjunction with the acquisition of DiscountSupplements.com, we lease an approximately 24,000 square foot facility in Braintree, Essex, U.K where DiscountSupplements.com maintains its corporate headquarters and fulfills the distribution of its products. During 2013, an additional 7,800 square feet were added to provide capacity for inventory. Each of our distribution centers has a quality control department that monitors products received from our vendors to ensure they meet our quality standards.

  Research and Development

        We have an internal research and development group that performs scientific research on potential new products and enhancements to existing products, in part to assist our product development team in creating new products, and in part to support claims that may be made as to the purpose and function of the product.

Employees

        As of December 31, 2013, we had approximately 6,100 full-time and 9,800 part-time employees, of whom approximately 13,800 were employed in our Retail segment, approximately 50 were employed in our Franchise segment, approximately 1,500 were employed in our Manufacturing/Wholesale segment, and approximately 550 were employed in corporate support functions. None of our employees belongs to a union or is a party to any collective bargaining or similar agreement. We consider our relationship with our employees to be good.

Competition

        The United States nutritional supplements retail industry is a large, highly fragmented and growing industry, with no single industry participant accounting for a majority of total industry retail sales. Competition is based on price, quality and assortment of products, customer service, marketing support and availability of new products. In addition, the market is highly sensitive to the introduction of new products.

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

        The Dietary Supplement Health and Education Act of 1994 ("DSHEA") amended the Federal Food, Drug, and Cosmetic Act (the "FDC Act") to establish a new framework governing the composition, safety, labeling, manufacturing and marketing of dietary supplements. Generally, under the FDC Act, dietary ingredients that were marketed in the United States prior to October 15, 1994 may be used in dietary supplements without notifying the FDA. "New" dietary ingredients (i.e., dietary ingredients that were "not marketed in the United States before October 15, 1994") must be the subject of a new dietary ingredient notification submitted to the FDA unless the ingredient has been "present in the food supply as an article used for food" without being "chemically altered." A new dietary ingredient notification must provide the FDA evidence of a "history of use or other evidence of safety" establishing that use of the dietary ingredient "will reasonably be expected to be safe." A new dietary ingredient notification must be submitted to the FDA at least 75 days before the initial marketing of the new dietary ingredient. The FDA may determine that a new dietary ingredient notification does not provide an adequate basis to conclude that a dietary ingredient is reasonably expected to be safe. Such a determination could prevent the marketing of such dietary ingredient. In 2011, the FDA issued draft guidance governing the notification of new dietary ingredients. Although FDA guidance is not mandatory, and companies are free to use an alternative approach if the approach satisfies the requirements of applicable laws and regulations, FDA guidance is a strong indication of the FDA's "current thinking" on the topic discussed in the guidance, including its position on enforcement. At this time, it is difficult to determine whether the draft guidance, if finalized, would have a material impact on our operations. However, if the FDA were to enforce the applicable statutes and regulations in accordance with the draft guidance as written, such enforcement could require us to incur additional expenses, which could be significant, and negatively impact our business in several ways, including, but not limited to, enjoining the manufacturing of our products until the FDA determines that we are in compliance and can resume manufacturing, increasing our liability and reducing our growth prospects.

        The Dietary Supplement Labeling Act of 2013, which was introduced in August 2013 (S142510), would amend the FDC Act to, among other things, (i) require dietary supplement manufacturers to register the dietary supplements that they manufacture with the FDA (and provide a list of the ingredients in and copies of the labels and labeling of the supplements), (ii) mandate the FDA and the Institute of Medicine to identify dietary ingredients that cause potentially serious adverse effects and (iii) require warning statements for dietary supplements containing potentially unsafe ingredients. If the bill is reintroduced and enacted, it could restrict the number of dietary supplements available for sale, increase our costs, liabilities and potential penalties associated with manufacturing and selling dietary supplements, and reduce our growth prospects.

        The FDA or other agencies could take actions against products or product ingredients that in its determination present an unreasonable health risk to consumers that would make it illegal for us to sell such products. In addition, the FDA could issue consumer warnings with respect to the products or ingredients in such products that are sold in our stores. Such actions or warnings could be based on information received through FDC Act-mandated reporting of serious adverse events. For example, the FDC Act requires that reports of serious adverse events be submitted to the FDA, and based in part on such reports, in May 2009, the FDA warned consumers to stop using Hydroxycut diet products, which are produced by Iovate Health Sciences, Inc. ("Iovate") and were sold in our stores. Iovate issued a voluntary recall, with which we fully complied. Sales of the recalled Hydroxycut products amounted to approximately $57.8 million, or 4.7% of our retail sales in 2008, and $18.8 million, or 4.2% of our retail sales in the first four months of 2009. Through December 31, 2013, we estimate that we had refunded approximately $3.5 million to our retail customers and approximately $1.6 million to our wholesale customers for Hydroxycut product returns.

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

        The FDA has broad authority to enforce the provisions of federal law applicable to dietary supplements, including powers to issue a public warning or notice of violation letter to a company, publicize information about illegal products, detain products intended for import, require the reporting of serious adverse events, require a recall of illegal or unsafe products from the market, and request the Department of Justice to initiate a seizure action, an injunction action or a criminal prosecution in the United States courts. The FSMA expands the reach and regulatory powers of the FDA with respect to the production and importation of food, including dietary supplements. The expanded reach and regulatory powers include the FDA's ability to order mandatory recalls, administratively detain domestic products, require certification of compliance with domestic requirements for imported foods associated with safety issues and administratively revoke manufacturing facility registrations, effectively enjoining manufacturing of dietary ingredients and dietary supplements without judicial process. The regulation of dietary supplements may increase or become more restrictive in the future.

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

        The United States nutritional supplements retail industry is large and highly fragmented. Participants include specialty retailers, supermarkets, drugstores, mass merchants, multi-level marketing organizations, on-line merchants, mail-order companies and a variety of other smaller participants. We believe that the market is also highly sensitive to the introduction of new products, which may rapidly capture a significant share of the market. In the United States, we also compete for sales with heavily advertised national brands manufactured by large pharmaceutical and food companies, as well as other retailers. In addition, as some products become more mainstream, we experience increased price competition for those products as more participants enter the market. Our international competitors include large international pharmacy chains, major international supermarket chains and other large U.S.-based companies with international operations. Our wholesale and manufacturing operations compete with other wholesalers and manufacturers of third-party nutritional supplements. We may not be able to compete effectively and our attempts to do so may require us to reduce our prices, which may result in lower margins. Failure to effectively compete could adversely affect our market share, revenues and growth prospects.

Unfavorable publicity or consumer perception of our products, the ingredients they contain and any similar products distributed by other companies could cause fluctuations in our operating results and could have a material adverse effect on our reputation, the demand for our products and our ability to generate revenues and the market price of our common stock.

        We are highly dependent upon consumer perception of the safety and quality of our products and the ingredients they contain, as well as similar products distributed by other companies. Consumer perception of products and the ingredients they contain can be significantly influenced by scientific research or findings, national media attention and other publicity about product use. A product may be received favorably, resulting in high sales associated with that product that may not be sustainable as consumer preferences change. Future scientific research or publicity could be unfavorable to our industry or any of our particular products or the ingredients they contain and may not be consistent with earlier favorable research or publicity. A future research report or publicity that is perceived by our consumers as less favorable or that questions earlier research or publicity could have a material adverse effect on our ability to generate revenues. As such, period-to-period comparisons of our results should not be relied upon as a measure of our future performance. Adverse publicity in the form of published scientific research or otherwise, whether or not accurate, that associates consumption of our products or the ingredients they contain or any other similar products distributed by other companies with illness or other adverse effects, that questions the benefits of our or similar products, or that claims that such products are ineffective could have a material adverse effect on our reputation, the demand for our products, our ability to generate revenues and the market price of our common stock.

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

        As of December 31, 2013, our total consolidated long-term debt (including current portion) was $1,347.1 million, and we had an additional $128.9 million available under the $130.0 million revolving credit facility (the "Revolving Credit Facility") after giving effect to $1.1 million utilized to secure letters of credit. The Term Loan Facility requires amortization payments in a principal amount equal to $1.1 million quarterly commencing on March 31, 2014.

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

        In recent periods, the credit markets and the financial services industry have experienced disruption characterized by the bankruptcy, failure, collapse or sale of various financial institutions, increased volatility in securities prices, diminished liquidity and credit availability and intervention from the United States and other governments. Continued concerns about the systemic impact of potential long-term or widespread downturn, energy costs, geopolitical issues, the availability and cost of credit, the global commercial and residential real estate markets and related mortgage markets and reduced consumer confidence have contributed to increased market volatility. The cost and availability of credit has been and may continue to be adversely affected by these conditions. We cannot be certain that funding for our capital needs will be available from our existing financial institutions and the credit markets if needed, and if available, to the extent required and on acceptable terms. The Revolving Credit Facility matures in March 2017. If we cannot renew or refinance this facility upon its maturity or, more generally, obtain funding when needed, in each case on acceptable terms, we may be unable to continue our current rate of growth and store expansion, which may have an adverse effect on our revenues and results of operations.

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

        The Revolving Credit Facility also requires that, to the extent borrowings thereunder (excluding outstanding letters of credit) exceed $25 million, we meet a senior secured debt ratio of consolidated senior secured debt to consolidated earnings before interest, taxes, depreciation and amortization, or EBITDA. If we fail to satisfy such ratio, then we will be restricted from drawing the remaining $105 million of available borrowings under the Revolving Credit Facility, which may impair our liquidity.

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

        In addition, third-party manufacturers produce many of the products we sell. We rely on these manufacturers to ensure the integrity of their ingredients and formulations. As a distributor of products manufactured by third parties, we may also be liable for various product liability claims for products we do not manufacture. Although our purchase agreements with our third-party vendors typically require the vendor to indemnify us to the extent of any such claims, any such indemnification is limited by its terms. Moreover, as a practical matter, any such indemnification is dependent on the creditworthiness of the indemnifying party and its insurer, and the absence of significant defenses by the insurers. We may be unable to obtain full recovery from the insurer or any indemnifying third-party in respect of any claims against us in connection with products manufactured by such third-party.

        We have been and may be subject to various product liability claims, including, among others, that our products include inadequate instructions for use or inadequate warnings concerning possible side effects and interactions with other substances. For example, as of December 31, 2013, there were 73 pending lawsuits related to Hydroxycut in which GNC had been named, including 67 individual, largely personal injury claims and 6 putative class action cases. See Item 3, "Legal Proceedings."

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

        We may be subject to product recalls, withdrawals or seizures if any of the products we formulate, manufacture or sell are believed to cause injury or illness or if we are alleged to have violated governmental regulations in the manufacturing, labeling, promotion, sale or distribution of such products. For example, in May 2009, the FDA warned consumers to stop using Hydroxycut diet products, which are produced by Iovate and were sold in our stores. Iovate issued a voluntary recall, with which we fully complied. Sales of the recalled Hydroxycut products amounted to approximately $57.8 million, or 4.7% of our retail sales in 2008, and $18.8 million, or 4.2% of our retail sales in the first four months of 2009. We provided refunds or gift cards to consumers who returned these products to our stores. In the second quarter of 2009, we experienced a reduction in sales and margin due to this recall as a result of accepting returns of products from customers and a loss of sales as a replacement product was not available. Through December 31, 2013, we estimate that we have refunded approximately $3.5 million to our retail customers and approximately $1.6 million to our wholesale customers for Hydroxycut product returns. Our results of operations may continue to be affected by the Hydroxycut recall. Any additional recall, withdrawal or seizure of any of the products we formulate, manufacture or sell would require significant management attention, would likely result in substantial and unexpected expenditures and could materially and adversely affect our business, financial condition or results of operations. Furthermore, a recall, withdrawal or seizure of any of our products could materially and adversely affect consumer confidence in our brands and decrease demand for our products and the market price of our common stock.

        As is common in our industry, we rely on our third-party vendors to ensure that the products they manufacture and sell to us comply with all applicable regulatory and legislative requirements as well as the integrity of ingredients and proper formulation. In general, we seek representations and warranties, indemnification and/or insurance from our vendors. However, even with adequate insurance and indemnification, any claims of non-compliance could significantly damage our reputation and consumer confidence in our products, and materially and adversely affect the market price of our common stock. In addition, the failure of such products to comply with the representations and warranties regarding such products we receive from our third-party vendors, including compliance with applicable regulatory and legislative requirements, could prevent us from marketing the products or require us to recall or remove such products from the market, which in certain cases could materially and adversely affect our business, financial condition and results of operation. In the past, due to frequently changing consumer preferences in the dietary supplement space, we have offset losses related to recalls and removals with reformulated or alternative products; however, there can be no assurance that we would be able to offset all or any portion of losses related to any future removal or recall. As a result of the indeterminable level of product substitution and reformulated product sales, we cannot reliably determine the potential impact of any such recall or removal on our business, financial condition or results of operation.

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

        We have procured insurance independently for the following areas: (1) general liability; (2) product liability; (3) directors and officers liability; (4) property insurance; (5) workers' compensation insurance; and (6) various other areas. In addition, although we believe that we will continue to be able to obtain insurance in these areas in the future, because of increased selectivity by insurance providers, we may only be able to obtain such insurance at increased rates and/or with reduced coverage levels. Furthermore, we are self-insured for other areas, including: (1) medical benefits; (2) physical damage to our vehicles for field personnel use; and (3) physical damages that may occur at company-owned stores. We are not insured for some property and casualty risks due to the frequency and severity of a loss, the cost of insurance and the overall risk analysis. In addition, we carry product liability insurance coverage that requires us to pay deductibles/retentions with primary and excess liability coverage above the retention amount. Because of our deductibles and self-insured retention amounts, we have significant exposure to fluctuations in the number and severity of claims. We currently maintain product liability insurance with a retention of $4.0 million per claim with an aggregate cap on retained loss of $10.0 million. We could raise our deductibles/retentions, which would increase our already significant exposure to expense from claims. If any claim exceeds our coverage, we would bear the excess expense, in addition to our other self-insured amounts. If the frequency or severity of claims or our expenses increase, our operating income and profitability could be materially and adversely affected.

Because we rely on our manufacturing operations to produce a significant amount of the products we sell, disruptions in our manufacturing system or losses of manufacturing certifications could adversely affect our sales and customer relationships.

        Our manufacturing operations produced approximately 31% and 32% of the products we sold for the years ended December 31, 2013 and 2012, respectively. Other than powders and liquids, nearly all of our proprietary products are produced in our manufacturing facility located in Greenville, South Carolina. In 2013, no one vendor supplied more than 10% of our raw materials. In the event any of our third-party suppliers or vendors becomes unable or unwilling to continue to provide raw materials in the required volumes and quality levels or in a timely manner, we would be required to identify and obtain acceptable replacement supply sources. If we are unable to identify and obtain alternative supply sources, our business could be adversely affected. Any significant disruption in our operations at our Greenville, South Carolina facility for any reason, including regulatory requirements, an FDA determination that the facility is not in compliance with the cGMP regulations, the loss of certifications, power interruptions, fires, hurricanes, war or other force of nature, could disrupt our supply of products, adversely affecting our sales and customer relationships.

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

        We have invested significant resources to promote our GNC brand name in order to obtain the public recognition that we have today. Because of the differences in foreign trademark laws concerning proprietary rights, our trademarks may not receive the same degree of protection in foreign countries as they do in the United States. Also, we may not always be able to successfully enforce our trademarks against competitors or against challenges by others. For example, third parties are challenging our "GNC Live Well" trademark in foreign jurisdictions. Our failure to successfully protect our trademarks could diminish the value and effectiveness of our past and future marketing efforts and could cause customer confusion. This could in turn adversely affect our revenues, profitability and the market price of our common stock.

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

        As of December 31, 2013 and 2012, approximately 35% and 34%, respectively, of our retail locations were operated by franchisees. Our franchise operations generated approximately 17% of our revenues for each of the years ended December 31, 2013 and 2012. Our revenues from franchise stores depend on the franchisees' ability to operate their stores profitably and adhere to our franchise standards. In the twelve months ended December 31, 2013, 83 domestic franchise stores were opened and 20 were closed. The closing of franchise stores or the failure of franchisees to comply with our policies could adversely affect our reputation and could reduce the amount of our franchise revenues. These factors could have a material adverse effect on our revenues and operating income.

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

        As of December 31, 2013, Rite Aid operated 2,215 GNC franchise store-within-a-store locations and has committed to open additional franchise store-within-a-store locations. Revenue from sales to Rite Aid (including license fee revenue for new store openings) represented less than 3% of total revenue for the year ended December 31, 2013. Any liquidity and operational issues that Rite Aid may experience could impair its ability to fulfill its obligations and commitments to us, which would adversely affect our operating results and financial condition.

Economic, political and other risks associated with our international operations could adversely affect our revenues and international growth prospects.

        As of December 31, 2013, we had 172 company-owned Canadian stores and 2,024 international franchise stores in over 50 international countries (including distribution centers where retail sales are made). We derived 12.0% and 11.5% of our revenues for the years ended December 31, 2013 and 2012, respectively, from our international operations. As part of our business strategy, we intend to expand our international franchise presence. Our international operations are subject to a number of risks inherent to operating in foreign countries, and any expansion of our international operations will increase the effects of these risks. These risks include, among others:

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

        The use of credit payment systems makes us more susceptible to a risk of loss in connection with these issues, particularly with respect to an external security breach of customer information that we or third parties (including those with whom we have strategic alliances) under arrangements with us control. A significant portion of our sales require the collection of certain customer data, such as credit card information. In order for our sales channel to function, we and other parties involved in processing customer transactions must be able to transmit confidential information, including credit card information, securely over public networks. In the event of a security breach, theft, leakage, accidental release or other illegal activity with respect to employee, customer, vendor, franchisee third-party, with whom we have strategic alliances or other company data, we could become subject to various claims, including those arising out of thefts and fraudulent transactions, and may also result in the suspension of credit card services. This could cause consumers to lose confidence in our security measures, harm our reputation as well as divert management attention and expose us to potentially unreserved claims and litigation. Any loss in connection with these types of claims could be substantial. In addition, if our electronic payment systems are damaged or cease to function properly, we may have to make significant investments to fix or replace them, and we may suffer interruptions in our operations in the interim. In addition, we are reliant on these systems, not only to protect the security of the information stored, but also to appropriately track and record data. Any failures or inadequacies in these systems could expose us to significant unreserved losses, which could materially and adversely affect our earnings and the market price of our our common stock. Our brand reputation would likely be damaged as well.

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

        Our results, and those of our business partners to whom we sell, are dependent on a number of factors impacting consumer spending, including general economic and business conditions; consumer confidence; wages and employment levels; the housing market; consumer debt levels; availability of consumer credit; credit and interest rates; fuel and energy costs; energy shortages; taxes; general political conditions, both domestic and abroad; and the level of customer traffic within department stores, malls and other shopping and selling environments. Consumer product purchases, including purchases of our products, may decline during recessionary periods. A prolonged downturn or an uncertain outlook in the economy may materially adversely affect our business, revenues and profits and the market price of our common stock.

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

Item 1B.    UNRESOLVED STAFF COMMENTS.

        None.

Item 2.    PROPERTIES.

        As of December 31, 2013, there were 8,593 GNC store locations globally (including distribution centers where retail sales are made). In our Retail segment, all but one of our company-owned stores are located on leased premises that typically range in size from 1,000 to 2,000 square feet. In our Franchise segment, primarily all of our franchise stores in the United States are located on premises we lease and then sublease to our respective franchisees. All of our franchise stores in the international markets are owned or leased directly by our franchisees. No single store is material to our operations.

        As of December 31, 2013, our company-owned and franchise stores in the United States and Canada (excluding store-within-a-store locations) and our other international franchise stores consisted of:

United States and Canada	Company- Owned Retail	Franchise	International	Franchise*
Alabama	35	12	Aruba	1
Alaska	14	3	Australia	31
Arizona	63	6	Azerbaijan	1
Arkansas	21	4	Bahamas	3
California	279	132	Bahrain	3
Colorado	72	11	Bangladesh	1
Connecticut	44	4	Bolivia	20
Delaware	16	3	Brazil	15
District of Columbia	7	1	Brunei	3
Florida	264	96	Bulgaria	4
Georgia	105	45	Cayman Islands	2
Hawaii	25	0	Chile	169
Idaho	10	3	China	2
Illinois	113	60	Colombia	1
Indiana	63	23	Costa Rica	34
Iowa	28	4	Cyprus	4
Kansas	32	7	El Salvador	11
Kentucky	40	8	Finland	1
Louisiana	43	12	Guam	2
Maine	11	0	Guatemala	44
Maryland	60	24	Honduras	9
Massachusetts	74	6	Hong Kong	67
Michigan	85	36	India	77
Minnesota	67	15	Indonesia	50
Mississippi	21	16	Kuwait	4
Missouri	54	19	Latvia	1
Montana	7	4	Lebanon	10
Nebraska	12	9	Lithuania	1
Nevada	24	9	Malaysia	85
New Hampshire	18	6	Mexico	651
New Jersey	95	48	Mongolia	7
New Mexico	21	2	Nigeria	7
New York	201	46	Oman	3
North Carolina	117	24	Pakistan	7
North Dakota	10	0	Panama	17
Ohio	121	44	Paraguay	1
Oklahoma	28	14	Peru	87
Oregon	38	5	Philippines	35
Pennsylvania	169	34	Qatar	5
Puerto Rico	33	0	Romania	4
Rhode Island	14	0	Saudi Arabia	49
South Carolina	39	25	Singapore	64
South Dakota	8	1	South Korea	175
Tennessee	47	25	Spain	15
Texas	221	116	Taiwan	46
Utah	33	7	Thailand	35
Vermont	5	0	Trinidad	5
Virginia	98	23	Turkey	89
Washington	63	14	Turks & Caicos	1
West Virginia	21	3	UAE	11
Wisconsin	72	3	Ukraine	1
Wyoming	9	0	Venezuela	40
Canada	172	0	Vietnam	13

Total	3,342	1,012	Total	2,024

*
includes distribution centers where retail sales are made and retail stores in China

        In our Manufacturing/Wholesale segment, there are 2,215 GNC franchise "store-within-a-store" locations under our strategic alliance with Rite Aid. Also, in our Manufacturing/Wholesale segment, we lease facilities for manufacturing, packaging, warehousing and distribution operations. We manufacture a majority of our proprietary products at an approximately 300,000 square foot facility in Greenville, South Carolina. We also lease an approximately 630,000 square foot complex located in Anderson, South Carolina, for packaging, materials receipt, lab testing, warehousing and distribution. Both the Greenville and Anderson facilities are leased on a long-term basis pursuant to "fee-in-lieu-of-taxes" arrangements with the counties in which the facilities are located, but we retain the right to purchase each of the facilities at any time during the lease for $1.00, subject to a loss of tax benefits. We lease an approximately 217,000 square foot distribution center in Leetsdale, Pennsylvania and a 112,000 square foot distribution center in Phoenix, Arizona. During 2013, we signed a lease for a 350,000 square foot distribution center near Indianapolis, Indiana, which will be operational at the end of 2014. We also lease space at a distribution center in Canada.

        We lease an approximately 60,000 square foot distribution center near our current distribution center in Leetsdale, Pennsylvania where the distribution of LuckyVitamin.com products is fulfilled.

        In conjunction with the acquisition of DiscountSupplements.com, we lease an approximately 24,000 square foot facility in Braintree, Essex, U.K where DiscountSupplements.com maintains its corporate headquarters and fulfills the distribution of its products. During 2013, an additional 7,800 square feet were added to provide capacity for inventory.

        We own our 253,000 square foot corporate headquarters located in Pittsburgh, Pennsylvania. We lease four small regional sales offices in Fort Lauderdale, Florida, Tustin, California, Mississauga, Ontario, and Shanghai, China. None of the regional sales offices is larger than 6,500 square feet.

Item 3.    LEGAL PROCEEDINGS.

        We are engaged in various legal actions, claims and proceedings arising in the normal course of business, including claims related to breach of contracts, products liabilities, intellectual property matters and employment-related matters resulting from our business activities.

        We record accruals for outstanding legal matters when we believe that it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. We evaluate, on a quarterly basis, developments in legal matters that could affect the amount of any accrual and developments that would make a loss contingency both probable and reasonably estimable. If a loss contingency is not both probable and estimable, we do not establish an accrued liability. Currently, none of our accruals for outstanding legal matters are material individually or in the aggregate to our financial position. However, if we ultimately are required to make a payment in connection with an adverse outcome in any of the matters discussed below, it is possible that it could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

        As a manufacturer and retailer of nutritional supplements and other consumer products that are ingested by consumers or applied to their bodies, we have been and are currently subjected to various product liability claims. Although the effects of these claims to date have not been material to us, it is possible that current and future product liability claims could have a material adverse effect on our business or financial condition, results of operations or cash flows. We currently maintain product liability insurance with a deductible/retention of $4.0 million per claim with an aggregate cap on retained loss of

$10.0 million. We typically seek and have obtained contractual indemnification from most parties that supply raw materials for our products or that manufacture or market products we sell. We also typically seek to be added, and have been added, as an additional insured under most of such parties' insurance policies. We are also entitled to indemnification by Numico for certain losses arising from claims related to products containing ephedra or Kava Kava sold prior to December 5, 2003. However, any such indemnification or insurance is limited by its terms and any such indemnification, as a practical matter, is limited to the creditworthiness of the indemnifying party and its insurer, and the absence of significant defenses by the insurers. Consequently, we may incur material products liability claims, which could increase our costs and adversely affect our reputation, revenue and operating income.

        Hydroxycut Claims.    On May 1, 2009, the FDA issued a warning on several Hydroxycut-branded products manufactured by Iovate Health Sciences U.S.A., Inc. ("Iovate") based on 23 reports of liver injuries from consumers who claimed to have used the products between 2002 and 2009. As a result, Iovate voluntarily recalled 14 Hydroxycut-branded products.

        Following the recall, we were named, among other defendants, in approximately 93 lawsuits related to Hydroxycut-branded products in 14 states. Iovate previously accepted our tender request for defense and indemnification under its purchasing agreement with us in these matters. Our ability to obtain full recovery in respect of any claims against us in connection with products manufactured by Iovate under the indemnity is dependent on Iovate's insurance coverage, the creditworthiness of its insurer, and the absence of significant defenses by such insurer. To the extent we are not fully compensated by Iovate's insurer, we can seek recovery directly from Iovate. Our ability to fully recover such amounts may be limited by the creditworthiness of Iovate.

        As of December 31, 2013, there were 73 pending lawsuits related to Hydroxycut in which we had been named: 67 individual, largely personal injury claims and six putative class action cases, generally inclusive of claims of consumer fraud, misrepresentation, strict liability and breach of warranty.

        The United States Judicial Panel on Multidistrict Litigation consolidated pretrial proceedings of many of the pending actions in the Southern District of California (In re: Hydroxycut Marketing and Sales Practices Litigation, MDL No. 2087). The parties in the consolidated class actions reached a settlement, but the Court denied approval of that settlement in October 2013. The parties have since reached a revised settlement, which remains subject to Court approval. We are not required to make any payments under the current settlement agreement.

        In May 2013, the parties to the individual personal injury cases signed a Master Settlement Agreement, under which we are not required to make any payments. The Master Settlement Agreement required the individual plaintiffs to sign and deliver a release by September 23, 2013. Certain Plaintiffs failed to comply with this requirement and were afforded additional time to comply by the Court. On February 10, 2014, the Court entered an order to show cause compelling the remaining non-compliant plaintiffs to present evidence as to why their claims should not be dismissed. Once all of the releases have been signed (or the Court has dismissed the claims of any remaining non-compliant plaintiffs), the settlement will be funded and the cases dismissed. We currently expect that the dismissals will be entered by the end of March 2014. Following resolution of the individual personal injury cases and the settlement of the consolidated class action suits, all of the Hydroxycut claims currently pending against us will be resolved without any payment by us.

        DMAA Claims.    Prior to December 2013, we sold products manufactured by third parties that contained derivatives from geranium known as 1.3-dimethylpentylamine/ dimethylamylamine/ 13-dimethylamylamine, or "DMAA," which were recalled from our stores in November 2013. As of

February 14, 2014, we were named in the following 16 lawsuits involving products containing DMAA, including 13 personal injury cases and three putative class action cases:

Personal Injury Claims:

  •
  Shirley Davila Trustee Ad Litem for the Estate of Jessica Davila v. General Nutrition Centers, Inc. and USPLabs, Court of the Common Pleas of Philadelphia County, PA (Case No.12-0602113), filed June 18, 2012

  •
  Leanne Sparling and Michael Sparling on behalf of Michael Sparling, deceased v. USPLabs, GNC Corporation, et al. Superior Court of California, County of San Diego (Case No. 2013-00034663-CU-PL-CTL), filed February 13, 2013

  •
  Justin Carolyne, et al. v. USPLabs, GNC Corporation, et al. Superior Court of California, County of Los Angeles (Case No. BC508212), filed May 22, 2013

  •
  Walid Nassar v. Manar Hanna MD., et al, USP Labs, General Nutrition Corporation Superior Court of New Jersey, Monmouth Law Division (Case No. MONL319313), filed September 26, 2013

  •
  Everine Van Huoten vs. USPLabs, LLC and GNC Holdings, United States District Court for the District of Hawaii (Case No. 13 CV 00635 LEK KSC), filed November 19, 2013

  •
  Jeremy Reed, Timothy Anderson, Dan Anderson, Nadia Black, et al. v. USPLabs, LLC, et al., GNC, Superior Court for California, County of San Diego (Case No. 37-2013-00074052-CU-PL-CTL), filed November 1, 2013

  •
  Kenneth Waikiki v. USP Labs, Doyle, Geissler, USP Labs OxyElite, LLC, et al. and GNC Corporation, et al., United States District Court for the District of Hawaii (Case No. 3-00639 DMK), filed November 21, 2013

  •
  Nicholas Akau v. USPLabs, GNC Corporation, et al., United States District Court for the District of Hawaii (Case No. CV 14-00029), filed January 23, 2014

  •
  Malissa Igafo v. USPLabs, GNC Corporation, et al., United States District Court for the District of Hawaii (Case No. CV 14-00030), filed January 23, 2013

  •
  Calvin Ishihara v. USPLabs, GNC Corporation, et al., United States District Court for the District of Hawaii (Case No. CV 14-00031), filed January 23, 2014

  •
  Gaye Anne Mattson v. USPLabs, GNC Corporation, et al., United States District for the District of Hawaii (Case No. CV 14-00032), filed January 23, 2014

  •
  Jamie Franco v. USPLabs, GNC Corporation, et al., United States District Court for the Central District of California (Case No. CV-14-00592), filed January 24, 2014

  •
  Roel Vista v. USPLabs, GNC Corporation, et al. United States District Court for the Northern District of California (Case No. CV-14-0037), filed January 24, 2014

Putative Class Action Claims:

  •
  Michael Campos, Jennifer Southwick, and others v. USPLabs, LLC and GNC Corp., United States District Court for the Southern District of California (Case No. 13CV2891 DMS BLM), filed December 5, 2013

  •
  Richard Carlson, Brianne Nicole Payne v. USPLabs, LLC and GNC Corp., United States District Court for the Northern District of Florida (Case No. 4:13-cv-00627-RH-CAS), filed November 13, 2013

  •
  Sandeep Barot v. USPLabs, LLC. and General Nutrition Center Holdings, Inc., United States District Court for the District of New Jersey (Case No. 14-cv-00562), filed February 3, 2014

        The proceedings associated with these cases, which generally seek indeterminate money damages, are in the early stages, and any liabilities that may arise from these matters are not probable or reasonably estimable at this time. We are contractually entitled to indemnification by our third-party vendor with regard to these matters, although our ability to obtain full recovery in respect of any such claims against us is dependent upon the creditworthiness of our vendor and/or its insurance coverage and the absence of any significant defenses available to its insurer.

        California Wage and Break Claim.    On November 4, 2008, 98 plaintiffs filed individual claims against us in the Superior Court of the State of California for the County of Orange, which was removed to the U.S. District Court, Central District of California on February 17, 2009. Each of the plaintiffs had previously been a member of a purported class in a lawsuit filed against us in 2007 and resolved in September 2009. The plaintiffs allege that they were not provided all of the rest and meal periods to which they were entitled under California law, and further allege that we failed to pay them split shift and overtime compensation to which they were entitled under California law. The plaintiffs also allege derivative claims for inaccurate wage statements, failure to pay wages due at termination, and penalty claims under the California Labor Code. In June 2013, a trial was conducted with respect to the claims of seven of the plaintiffs. The jury returned a verdict in favor of us on all claims submitted to the jury, and the Court entered an order in favor of us on the one claim submitted to the Court. The claims of five other plaintiffs have been resolved and the claims of eighty-six plaintiffs remain, with respect to which discovery is ongoing. As any liabilities that may arise from these matters are not probable or reasonably estimable at this time, no liability has been accrued in the accompanying financial statements.

        On July 21, 2011, Charles Brewer, on behalf of himself and all others similarly situated, sued General Nutrition Corporation in federal court, alleging state and federal wage and hour claims (U.S. District Court, Northern District of California, Case No. 11CV3587). On October 7, 2011, plaintiff filed an eight-count amended complaint alleging, inter alia, meal, rest break and overtime violations. On October 21, 2011, we filed a motion to dismiss the complaint and on December 14, 2011 the court dismissed count six (the federal overtime claim) giving plaintiffs an opportunity to amend the complaint within thirty days. On January 13, 2012, plaintiff filed a Second Amended complaint. On September 18, 2012, Plaintiff filed a Motion for Conditional Certification and on January 7, 2013, the Court conditionally certified a Fair Labor Standards Act class with respect to one of Plaintiff's claims. As any liabilities that may arise from these matters are not probable or reasonably estimable at this time, no liability has been accrued in the accompanying financial statements.

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

        FLSA Matters.    On June 29, 2010, Dominic Vargas and Anne Hickok, on behalf of themselves and all others similarly situated, sued General Nutrition Corporation and us in federal court (U.S. District Court, Western District of Pennsylvania, Case No. 2:05-mc-02025). The two-count complaint alleges, generally, that plaintiffs were required to perform work on an uncompensated basis and that we failed to pay overtime for such work. The second count of the complaint alleges we retaliated against plaintiffs when they complained about the overtime policy. We filed a motion to dismiss count II of the Complaint and on January 6, 2011 the court granted the motion. In fall, 2011, plaintiffs filed their Motion for Class Certification. On August 16, 2012, the Court ruled on the motion, granting in part and denying in part, the motion. Class notice was mailed to putative class members in November 2012 and discovery regarding opt-in plaintiffs is ongoing. As of December 31, 2013, an immaterial liability has been accrued in the accompanying financial statements.

Item 4.    MINE SAFETY DISCLOSURES

        This Item 4 is not applicable.

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF SECURITIES.

Market Information

        Since March 31, 2011, our common stock has been traded on the NYSE under the symbol "GNC." As of February 14, 2014, there were 94,166,458 shares of common stock outstanding, the closing price of our common stock was $44.72 per share, and we had approximately 54 stockholders of record (including 44 holders of restricted stock).

        The following table presents the high and low sales prices and dividend declared by quarter for the common stock, as reported by the NYSE:

2013 quarter ended	High	Low	Dividend per Share
March 31	$42.83	$30.92	$0.15
June 30	$48.12	$38.59	$0.15
September 30	$55.16	$44.66	$0.15
December 31	$60.98	$51.82	$0.15

2012 quarter ended	High	Low	Dividend per Share
March 31	$35.20	$25.60	$0.11
June 30	$41.85	$33.15	$0.11
September 30	$42.70	$34.50	$0.11
December 31	$41.22	$31.57	$0.11

2011 quarter ended	High	Low	Dividend per Share
June 30	$22.43	$16.08	$—
September 30	$26.48	$19.72	$—
December 31	$29.50	$19.52	$—

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

        Upon the consummation of the IPO, OTPP's right to receive the special dividend payments was terminated and OTPP received, in lieu of quarterly special dividend payments during the remainder of the Special Dividend Period, an automatic payment equal to the net present value of the aggregate amount of quarterly special dividend payments that would have been payable to OTPP during the remainder of the Special Dividend Period, calculated in good faith by the board of directors. The amount of such payment was $5.6 million, paid in 2011. No special dividend payment was made in 2013 or 2012, and no further special dividend payments are required to be made. On March 19, 2012, OTPP converted all of its shares of Class B common stock into an equal number of shares of our common stock. In May 2013, our shareholders approved an amendment to our certificate of incorporation deleting the Class B common stock as no shares of Class B common stock were still outstanding.

        On January 30, 2014, we announced that the board of directors authorized and declared a cash dividend for the first quarter of 2014 of $0.16 per share of common stock, payable on or about March 28, 2014 to stockholders of record as of the close of business on March 14, 2014. We currently intend to continue to pay regular quarterly dividends; however, the declaration of such future dividends and the establishment of the per share amount, record dates and payment dates for such future dividends are subject to the final determination and approval of the board of directors and will depend on many factors, including, without limitation, our financial condition, future earnings and cash flows, legal requirements, taxes and any other factors that the board of directors deems relevant.

Issuer Purchases of Equity Securities

Period(1)	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased under the Plans or Programs(2)
October 1 to October 31, 2013	—	—	—	$11,593,494
November 1 to November 30, 2013	196,416	$59.51	196,416	$489,985,662
December 1 to December 31, 2013	1,000,000	$59.09	1,000,000	$440,745,348

Total	1,196,416	$59.22	1,196,416

        On February 14, 2013, we announced that our board of directors authorized a new share repurchase program pursuant to which Holdings may purchase up to an aggregate of $250 million of our common stock over the forthcoming year. We completed the program in November 2013.

        On November 26, 2013, we announced that our board of directors authorized a new share repurchase program pursuant to which Holdings may purchase up to an aggregate of $500 million of our common stock over the forthcoming two years.

Stock Performance Graph

        The line graph below compares the cumulative total stockholder return on our common stock with the S&P Retail Index and the S&P 500 Index for the period from the completion of our IPO on April 6, 2011 through December 31, 2013. The graph assumes an investment of $100 made at the closing of trading on April 6, 2011 in (i) our common stock, (ii) the stocks comprising the S&P Retail Index and (iii) the stocks comprising the S&P 500 Index. All values assume reinvestment of the full amount of all dividends, if any, into additional shares of the same class of equity securities at the frequency with which dividends were paid on such securities during the applicable time period. The stock price performance included in the line graph below is not necessarily indicative of future stock price performance.

Item 6.    SELECTED FINANCIAL DATA.

        The selected consolidated financial data presented below as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012, and 2011 are derived from our audited consolidated financial statements and footnotes included in this Annual Report. The selected consolidated financial data presented below as of December 31, 2011, 2010 and 2009 and for the years ended December 31, 2010 and 2009 are derived from our audited consolidated financial statements and footnotes not included in this Annual Report.

        You should read the following financial information together with the information under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited consolidated financial statements and their related notes.

	Year Ended December 31,
(dollars in millions, except per share data)	2013	2012	2011	2010	2009
Statement of Operations Data:
Revenue:
Retail	$1,926.8	$1,785.0	$1,518.5	$1,344.4	$1,256.3
Franchising	440.4	408.1	334.8	293.6	264.2
Manufacturing/Wholesale	263.1	236.9	218.9	184.2	186.5

Total revenue	2,630.3	2,430.0	2,072.2	1,822.2	1,707.0
Cost of sales, including costs of warehousing, distribution and occupancy	1,637.2	1,500.2	1,318.4	1,179.9	1,116.4

Gross profit	993.1	929.8	753.8	642.3	590.6
Compensation and related benefits	321.9	314.3	291.3	273.8	263.0
Advertising and promotion	67.2	62.3	52.9	51.7	50.0
Other selling, general and administrative	131.3	123.5	113.5	100.7	96.7
Foreign currency (gain) loss	(0.2)	(0.1)	0.1	(0.3)	(0.1)
Transaction and restructuring related costs(1)	12.4	1.9	13.5	4.0	—

Operating income	460.5	427.9	282.5	212.4	181.0
Interest expense, net	53.0	47.6	74.9	65.4	69.9

Income before income taxes	407.5	380.3	207.6	147.0	111.1
Income tax expense	142.5	140.1	75.3	50.4	41.6

Net income	$265.0	$240.2	$132.3	$96.6	$69.5

Weighted average shares outstanding (in thousands):
Basic	96,481	103,503	100,261	87,339	87,421
Diluted	97,383	104,911	103,010	88,917	87,859
Net income per share:
Basic	$2.75	$2.32	$1.27	$0.87	$0.58
Diluted	$2.72	$2.29	$1.24	$0.85	$0.58
Dividends declared per share	$0.60	$0.44	$—	$—	$—
Balance Sheet Data:
Cash and cash equivalents	$226.2	$158.5	$128.4	$193.9	$89.9
Working capital(2)	719.0	573.5	474.5	484.5	397.0
Total assets	2,740.3	2,552.0	2,429.6	2,425.1	2,318.1
Total current and non-current long-term debt	1,347.1	1,098.6	901.5	1,058.5	1,059.8
Preferred stock	—	—	—	218.4	197.7
Stockholders' equity	815.6	882.0	978.5	619.5	534.2
Statement of Cash Flows:
Net cash provided by operating activities	$238.1	$221.2	$174.7	$141.5	$114.0
Net cash used in investing activities	(79.4)	(43.8)	(65.5)	(36.1)	(42.2)
Net cash used in financing activities	(91.8)	(146.9)	(173.6)	(1.5)	(26.4)
Other Data:
Capital expenditures	$50.2	$41.9	$43.8	$32.5	$28.7

(1)
In 2013, expenses related to the Transportation Network Transition of $12.2 million ($9.8 million related to the termination of truck leases and $2.4 million related to severance and other costs) and Term Loan Facility transaction of $0.2 million; in 2012, expenses related to the Offerings and Term Loan Transactions of $1.9 million; in 2011, $13.5 million related to transaction costs related to the

  IPO, Offerings, and refinancing; and for 2010, $4.0 million of transaction cost of IPO and strategic alternative costs.

(2)
Working capital represents current assets less current liabilities.

        The following table summarizes our stores for the periods indicated:

	Year Ended December 31,
	2013	2012	2011	2010	2009
Company-owned stores
Beginning of period balance	3,188	3,046	2,917	2,832	2,774
New store openings	170	147	145	101	45
Franchise conversions(a)	16	29	30	24	53
Store closings(b)	(32)	(34)	(46)	(40)	(40)

End of period balance	3,342	3,188	3,046	2,917	2,832

Franchised stores
Domestic
Beginning of period balance	949	924	903	909	954
Store openings(b)	83	65	63	42	31
Store closings(c)	(20)	(40)	(42)	(48)	(76)

End of period balance	1,012	949	924	903	909

International
Beginning of period balance	1,830	1,590	1,437	1,307	1,190
Store openings	325	300	195	232	187
Store closings	(131)	(60)	(42)	(102)	(70)

End of period balance	2,024	1,830	1,590	1,437	1,307

Store-within-a-store (Rite Aid)
Beginning of period balance	2,181	2,125	2,003	1,869	1,712
Store openings	41	63	127	150	177
Store closings	(7)	(7)	(5)	(16)	(20)

End of period balance	2,215	2,181	2,125	2,003	1,869

Total Stores	8,593	8,148	7,685	7,260	6,917

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

Business Overview

        We are a global specialty retailer of health and wellness products. We derive our revenues principally from product sales through our company-owned stores and online through GNC.com, LuckyVitamin.com and DiscountSupplements.com, domestic and international franchise activities and sales of products manufactured in our facilities to third parties. We sell products through a worldwide network of more than 8,500 locations operating under the GNC brand name.

Executive Overview

        In 2013, we continued to focus on achieving our five principal corporate goals: growing company-owned domestic retail earnings, growing company-owned domestic retail square footage, growing our international footprint, expanding our e-commerce business and further leveraging of the GNC brand. These goals are designed to drive both short-term and long-term financial results. Our efforts led to the following results for the year ended December 31, 2013 compared to the same period in 2012:

  •
  Our company-owned domestic same store sales increased by 4.3%, which includes a 26.6% revenue increase from our GNC.com business.

  •
  We increased our company-owned domestic store count by 149 net new stores, or 4.9%.

  •
  Our retail segment sales increased by 7.9%, and operating income increased by 4.0%.

  •
  Total franchising revenue grew 7.9%, and operating income increased by 14.3%.

  •
  Domestic franchising revenue grew 6.3%, and we added 63 net new domestic franchise stores.

  •
  International franchise revenue grew by 10.3%, we added 194 net new international franchise stores, and now have over 2,000 franchise locations outside of the United States.

  •
  We increased our sales in our wholesale/manufacturing segment by 11.1% through our wholesale distribution channels and increased third-party sales.

  •
  We generated 8.2% of total revenue growth and a 7.6% increase in total operating income growth.

  •
  We expanded our new Gold Card Member Pricing model to be nationwide, which evolved Gold Card from a fixed 20% discount the first week of each month to an everyday variable discount Member Pricing model.

  •
  We generated net cash from operating activities of $238.1 million, proceeds from the refinancing of long term debt of $249.6 million, repurchased $310.6 million in common stock, and paid $57.4 million in common stock dividends.

  •
  We acquired DiscountSupplements.com, a leading multi-brand sports nutrition e-commerce retailer in the United Kingdom, in October 2013. DiscountSupplements.com generated $6.6 million of revenue in 2013 following the date of its acquisition.

  •
  During the fourth quarter of 2013, we transitioned to a third-party pooled carrier product transportation network, and incurred $12.2 million of restructuring related expenses. This transition will increase the efficiency and flexibility of our transportation network.

        In March 2011, Centers, a wholly owned subsidiary of Holdings, entered into a senior credit facility, consisting of a $1.2 billion term loan facility (the "Term Loan Facility") and an $80.0 million revolving credit facility (the "Revolving Credit Facility" and, together with the Term Loan Facility, the "Senior Credit Facility"), and utilized the proceeds to repay certain other then-outstanding indebtedness. In 2012, we amended the Term Loan Facility to increase the outstanding borrowings by $200.0 million band to adjust the per annum interest rate to the greater of LIBOR and 1.00%, plus an applicable margin of 2.75%. In 2013, we amended the Senior Credit Facility to, among other amendments, increase borrowings under the Term Loan Facility by approximately $250 million, extend the maturity of the Term Loan Facility to March 2019, increase the amount available for borrowings under the Revolving Credit Facility to $130.0 million, and effect changes to the interest rates applicable to amounts outstanding under the Facility. These transactions are collectively referred to herein as the "Refinancings." See "Liquidity and Capital Resources: Cash Used in Financing Activities" herein for a further description of these items.

        On March 19, 2012, OTPP converted all of its shares of Class B common stock into an equal number of shares of Class A common stock. In May 2013, our shareholders approved an amendment to our certificate of incorporation deleting the Class B common stock as no shares of Class B common stock were still outstanding.

        In February 2013, our board of directors authorized a $250.0 million share repurchase program of our common stock for the forthcoming year which was completed in November 2013.

        In November 2013, our board of directors authorized an additional $500.0 million multi-year share repurchase program of our common stock.

Revenues and Operating Performance from our Segments

        We measure our operating performance primarily through revenues and operating income from our three segments, Retail, Franchise and Manufacturing/Wholesale, and through the management of unallocated costs from our warehousing, distribution and corporate segments, as follows:

  •
  Retail:  Retail revenues are generated by sales to consumers at our company-owned stores and online through our websites GNC.com, LuckyVitamin.com, and DiscountSupplements.com. Although we believe that our retail and franchise businesses are not seasonal in nature, historically we have experienced, and expect to continue to experience, a variation in our net sales and operating results from quarter to quarter. Our industry is expected to grow at an annual average rate of approximately 7% through 2020. As a leader in our industry, we expect our organic retail revenue to grow consistent with or faster than the projected industry growth as a result of our disproportionate market share, scale economies in purchasing and advertising, strong brand awareness and vertical integration.

  •
  Franchise:  We generate franchise revenues primarily by:

  (1)
  product sales to our franchisees;

  (2)
  royalties on franchise retail sales; and

  (3)
  franchise fees, which we charge for initial franchise awards, renewals and transfers of franchises.

        Although we do not anticipate the number of our domestic franchise stores to grow substantially, we expect to achieve domestic franchise store revenue growth consistent with projected industry growth, which we expect to generate from royalties on franchise retail sales and product sales to our existing franchisees. As a result of our efforts to expand our international presence and provisions in our international franchising agreements requiring franchisees to open additional stores, we have increased our international store base in recent periods and expect to continue to increase the number of our international franchise stores over the next five years. We believe this will result in additional franchise fees associated with new store openings and increased revenues from product sales to, and royalties from, new franchisees. Because our international franchisees pay royalties to us in U.S. dollars, any strengthening of the U.S. dollar relative to our franchisees' local currency may offset some of the growth in royalty revenue.

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

        A significant portion of our business infrastructure is comprised of fixed operating costs. Our vertically-integrated distribution network, manufacturing capacity, and our ability to outsource production can support higher sales volume. With the continued growth in each of our operating segments, the Company has announced that it will be adding a fourth domestic distribution center. This distribution center will be located near Indianapolis, Indiana and will provide distribution capacity for the foreseeable future.

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

Results of Operations

        The following information presented as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011 was derived from our audited consolidated financial statements and accompanying notes.

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

Results of Operations

(Dollars in millions and percentages expressed as a percentage of total net revenue)

	Year Ended December 31,
	2013		2012		2011
Revenues:
Retail	$1,926.8	73.3%	$1,785.0	73.5%	$1,518.5	73.3%
Franchise	440.4	16.7%	408.1	16.8%	334.8	16.1%
Manufacturing / Wholesale:
Intersegment revenues	269.5	10.2%	263.2	10.8%	224.1	10.8%
Third Party	263.1	10.0%	236.9	9.7%	218.9	10.6%

Subtotal Manufacturing / Wholesale	532.6	20.2%	500.1	20.5%	443.0	21.4%
Elimination of intersegment revenue	(269.5)	-10.2%	(263.2)	-10.8%	(224.1)	-10.8%

Total revenues	2,630.3	100.0%	2,430.0	100.0%	2,072.2	100.0%
Operating expenses:
Cost of sales, including warehousing, distribution and occupancy costs	1,637.2	62.2%	1,500.2	61.7%	1,318.4	63.6%
Compensation and related benefits	321.9	12.2%	314.3	12.9%	291.3	14.1%
Advertising and promotion	67.2	2.6%	62.3	2.6%	52.9	2.5%
Other selling, general and administrative expenses	122.3	4.7%	114.9	4.7%	105.5	5.1%
Transaction and restructuring related costs	12.4	0.5%	1.9	0.1%	13.5	0.7%
Amortization expense	9.0	0.3%	8.6	0.4%	8.0	0.4%
Foreign currency (gain) loss	(0.2)	0.0%	(0.1)	0.0%	0.1	0.0%

Total operating expenses	2,169.8	82.5%	2,002.1	82.4%	1,789.7	86.4%
Operating income:
Retail	360.2	13.7%	346.4	14.3%	243.5	11.8%
Franchise	156.0	5.9%	136.5	5.6%	111.3	5.4%
Manufacturing / Wholesale	104.7	4.0%	95.5	3.9%	82.2	4.0%
Unallocated corporate and other costs:
Warehousing and distribution costs	(66.6)	-2.5%	(63.3)	-2.6%	(60.6)	-3.0%
Corporate costs	(81.4)	-3.1%	(85.3)	-3.5%	(80.4)	-3.9%
Transaction and restructuring related costs	(12.4)	-0.5%	(1.9)	-0.1%	(13.5)	-0.7%

Subtotal unallocated corporate and other costs, net	(160.4)	-6.1%	(150.5)	-6.2%	(154.5)	-7.6%

Total operating income	460.5	17.5%	427.9	17.6%	282.5	13.6%
Interest expense, net	53.0		47.6		74.9

Income before income taxes	407.5		380.3		207.6
Income tax expense	142.5		140.1		75.3

Net income	$265.0		$240.2		$132.3

Note:    The numbers in the above table have been rounded to millions. All calculations related to the Results of Operations for the year-over-year comparisons were derived from unrounded data and could occasionally differ immaterially if you were to use the table above for these calculations.

Comparison of the Years Ended December 31, 2013 and 2012

Revenues

        Our consolidated net revenues increased $200.3 million, or 8.2%, to $2,630.3 million for the year ended December 31, 2013 compared to $2,430.0 million in 2012. The increase was the result of increased sales in each of our segments.

        Retail.    Revenues in our Retail segment increased $141.8 million, or 7.9%, to $1,926.8 million for the year ended December 31, 2013 compared to $1,785.0 million in 2012. Domestic retail revenue increased $117.8 million due to the opening of new stores which accounted for approximately $39.5 million of the increase, sales increase in our sports nutrition and vitamin product categories, and a 4.3% increase in our same store sales, which includes an increase in sales from GNC.com of $27.8 million, or 26.6%, to $132.3 million in 2013 compared to $104.5 million for 2012. The nationwide rollout of Member Pricing included the giveaway of free Gold Cards, which negatively impacted same store sales. In addition, sales from LuckyVitamin.com and DiscountSupplements.com contributed $6.4 million and $6.6 million, respectively, to the increase in domestic retail revenue. Canadian sales increased by $11.0 million in U.S. dollars in 2013 compared to 2012. Our company-owned store base increased by 149 domestic stores to 3,170 at December 31, 2013 compared to 3,021 at December 31, 2012, due to new store openings and franchise store acquisitions. Our company-owned Canadian store base increased by 5 stores to 172 at December 31, 2013 compared to 167 at December 31, 2012.

        Franchise.    Revenues in our Franchise segment increased $32.3 million, or 7.9%, to $440.4 million for the year ended December 31, 2013 compared to $408.1 million in 2012. Domestic franchise revenues increased $15.0 million to $254.9 million for the year ended December 31, 2013 compared to $239.9 million in 2012, primarily due to higher product sales of $12.0 million and royalties. Our domestic franchise same store sales for the year ended December 31, 2013 increased by 4.2% from 2012. There were 1,012 domestic franchise stores at December 31, 2013 compared to 949 stores at December 31, 2012. International franchise revenue increased by $17.3 million, to $185.5 million for the year ended December 31, 2013 compared to $168.2 million in 2012, primarily as a result of increases in product sales of $10.2 million and royalties. Our international franchisees reported a 10.2% same store sales increase during the year, on a local currency basis. Our international franchise store base increased by 194 stores to 2,024 at December 31, 2013 compared to 1,830 at December 31, 2012.

        Manufacturing/Wholesale.    Revenues in our Manufacturing/Wholesale segment, which includes third-party sales from our manufacturing facilities in South Carolina, as well as wholesale sales to Rite Aid, PetSmart, Sam's Club and www.drugstore.com, increased by $26.2 million, or 11.1%, to $263.1 million for the year ended December 31, 2013 compared to $236.9 million in 2012. Third-party contract manufacturing sales from our South Carolina manufacturing plant increased by $10.7 million, or 8.6%, to $134.6 million for the year ended December 31, 2013 compared to $123.9 million in 2012. Wholesale revenue increased $15.5 million, or 13.7%, due to timing of purchase orders and shipments with key wholesale customers.

Cost of Sales

        Cost of sales, which includes product costs, costs of warehousing and distribution and occupancy costs, increased $137.0 million, or 9.1%, to $1,637.2 million for the year ended December 31, 2013 compared to $1,500.2 million in 2012. Cost of sales, as a percentage of net revenue, was 62.2% and 61.7% for the year ended December 31, 2013 and 2012, respectively. The higher cost of sales percentage for the year ended

December 31, 2013 compared to the same period in 2012 was due to the planned pricing investments with the rollout of Member Pricing, which evolved the Gold Card from a fixed 20% discount the first week of each month to an everyday variable discount Member Pricing model.

Selling, General and Administrative ("SG&A") Expenses

        SG&A expenses, including compensation and related benefits, advertising and promotion expense, other SG&A expenses, amortization expense and transaction and restructuring related costs, increased $30.8 million, or 6.1%, to $532.8 million, for the year ended December 31, 2013 compared to $502.0 million in 2012. These expenses, as a percentage of net revenue, were 20.3% for the year ended December 31, 2013 compared to 20.7% in 2012.

        Compensation and related benefits.    Compensation and related benefits increased $7.6 million, or 2.4%, to $321.9 million for the year ended December 31, 2013 compared to $314.3 million in 2012. The increase was due primarily to our increased store base and sales volume, offset by a decrease in incentive expense.

        Advertising and promotion.    Advertising and promotion expenses increased $4.9 million, or 8.0%, to $67.2 million for the year ended December 31, 2013 compared to $62.3 million in 2012. The increase in advertising and promotion expense resulted primarily from increases in media and print expense from our investment in the nationwide launch of Member Pricing. These expenses, as a percentage of net revenue, were 2.6% for both the years ended December 31, 2013 and 2012.

        Other SG&A.    Other SG&A expenses, including amortization expense, increased $7.8 million, or 6.3%, to $131.3 million for the year ended December 31, 2013 compared to $123.5 million in 2012. This increase was due to increases in sales volume, legal expenses and other SG&A expenses.

        Transaction and restructuring related costs.    For the year ended December 31, 2013, we incurred $12.2 million related to the Transportation Network Transition during the fourth quarter of 2013, and $0.2 million related to the Term Loan Facility transaction. In 2012, we incurred $1.9 million of expenses principally related to the Offerings and the Refinancings for 2012.

Operating Income

        As a result of the foregoing, consolidated operating income increased $32.6 million, or 7.6%, to $460.5 million for the year ended December 31, 2013 compared to $427.9 million in 2012. Operating income, as a percentage of net revenue, was 17.5% and 17.6% for the years ended December 31, 2013 and 2012, respectively.

        Retail.    Operating income increased $13.8 million, or 4.0%, to $360.2 million for the year ended December 31, 2013 compared to $346.4 million in 2012. The increase in operating income was driven by the same store sales increase offset by planned investments in marketing spend and pricing with the nationwide rollout of Member Pricing.

        Franchise.    Operating income increased $19.5 million, or 14.3%, to $156.0 million for the year ended December 31, 2013 compared to $136.5 million in 2012. The increase was primarily due to increased wholesale product sales and royalty income.

        Manufacturing/Wholesale.    Operating income increased $9.2 million, or 9.7%, to $104.7 million for the year ended December 31, 2013 compared to $95.5 million in 2012. The increase was driven by a higher gross product margin resulting from improved wholesale margins and increased shipments of proprietary products.

        Warehousing and distribution costs.    Unallocated warehousing and distribution costs increased $3.3 million, or 5.2%, to $66.6 million for the year ended December 31, 2013 compared to $63.3 million in

2012. This increase was primarily due to an increase in shipping and increased wages to support higher sales volumes.

        Corporate costs.    Corporate overhead costs decreased $3.9 million, or 4.5%, to $81.4 million for the year ended December 31, 2013 compared to $85.3 million in 2012. This was due to a decrease in incentives expense, offset by increases in compensation expense, health insurance, and travel expense.

        Transaction and restructuring related costs.    For the year ended December 31, 2013, we incurred $12.2 million related to the Transportation Network Transition during the fourth quarter of 2013, and $0.2 million related to the Term Loan Facility transaction. In 2012, we incurred $1.9 million of expenses principally related to the Offerings and the Refinancings for 2012.

Interest Expense

        Interest expense increased $5.4 million, or 11.5%, to $53.0 million for the year ended December 31, 2013 compared to $47.6 million in 2012. This increase was primarily related to $8.1 million of costs in 2013 related to the debt extinguishment costs that impacted interest expense, partially offset by lower interest rates. This consisted of $5.7 million write-off of deferred financing fees and original issue discount and incurred financing fees of $2.4 million.

Income Tax Expense

        We recognized $142.5 million (or 35.0% of pre-tax income) of income tax expense for the year ended December 31, 2013 compared to $140.1 million (or 36.8% of pre-tax income) in 2012. Income tax expense for both of the years ended December 31, 2013 and 2012 was reduced by valuation allowance adjustments of $1.2 million. These valuation allowance adjustments reflected a change in circumstances that caused a change in judgment about the realizability of certain deferred tax assets related to state and foreign net operating losses. In addition, the income tax rate was lower for the year ended December 31, 2013 compared to the same period in 2012 as a result of the recognition of $4.9 million in other net discrete tax benefits related primarily to the reduction of certain deferred tax liabilities and reserves.

Net Income

        As a result of the foregoing, consolidated net income increased $24.8 million, or 10.3%, to $265.0 million for the year ended December 31, 2013 compared to $240.2 million in 2012.

Comparison of the Years Ended December 31, 2012 and 2011

Revenues

        Our consolidated net revenues increased $357.8 million, or 17.3%, to $2,430.0 million for the year ended December 31, 2012 compared to $2,072.2 million in 2011. The increase was the result of increased sales in each of our segments.

        Retail.    Revenues in our Retail segment increased $266.5 million, or 17.6%, to $1,785.0 million for the year ended December 31, 2012 compared to $1,518.5 million in 2011. Domestic retail revenue increased $211.2 million due to an 11.5% increase in our same store sales, the opening of new stores, which accounted for approximately $51.1 million of the increase, sales increases in the sports nutrition, vitamin and diet product categories, and an increase in sales from GNC.com of $23.5 million, or 28.9%, to $104.5 million in 2012 compared to $81.1 million for 2011. In addition, sales from LuckyVitamin.com contributed $42.2 million to the increase in domestic retail revenue. Canadian sales increased by $13.1 million in U.S. dollars in 2012 compared to 2011. Our company-owned store base increased by 142 domestic stores to 3,021 at December 31, 2012 compared to 2,879 at December 31, 2011, due to new store openings and franchise store acquisitions. There was no change to our Canadian store base, with 167 stores at December 31, 2012 and December 31, 2011.

        Franchise.    Revenues in our Franchise segment increased $73.3 million, or 21.9%, to $408.1 million for the year ended December 31, 2012 compared to $334.8 million in 2011. Domestic franchise revenues increased $32.6 million to $239.9 million for the year ended December 31, 2012 compared to $207.3 million in 2011, primarily due to higher product sales of $27.7 million, royalties and fees. Our domestic franchise same store sales for the year ended December 31, 2012 increased by 15.0% from 2011. There were 949 domestic franchise stores at December 31, 2012 compared to 924 stores at December 31, 2011. International franchise revenue increased by $42.7 million, to $168.2 million for the year ended December 31, 2012 from $125.5 million in 2011, primarily as a result of increases in product sales of $32.6 million, royalties and fees. Our franchisees have reported a 9.9% same store sales increase this year, on a local currency basis. Our international franchise store base increased by 240 stores to 1,830 at December 31, 2012 compared to 1,590 at December 31, 2011.

        Manufacturing/Wholesale.    Revenues in our Manufacturing/Wholesale segment, which includes third-party sales from our manufacturing facilities in South Carolina, as well as wholesale sales to Rite Aid, PetSmart, Sam's Club and www.drugstore.com, increased by $18.0 million, or 8.2%, to $236.9 million for the year ended December 31, 2012 compared to $218.9 million in 2011. Third-party contract manufacturing sales from our South Carolina manufacturing plant increased by $5.7 million, or 4.8%, to $123.9 million for the year ended December 31, 2012 compared to $118.2 million in 2011. Wholesale revenue increased $12.3 million, or 12.2%, due to the timing of purchase orders and shipments with key wholesale customers.

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

Selling, General and Administrative ("SG&A") Expenses

        SG&A expenses, including compensation and related benefits, advertising and promotion expense, other SG&A expenses, amortization expense and transaction and restructuring related costs, increased $30.8 million, or 6.5%, to $502.0 million, for the year ended December 31, 2012 compared to $471.2 million in 2011. These expenses, as a percentage of net revenue, were 20.7% for the year ended December 31, 2012 compared to 22.7% in 2011.

        Compensation and related benefits.    Compensation and related benefits increased $23.0 million, or 7.9%, to $314.3 million for the year December 31, 2012 compared to $291.3 million in 2011. The increase was due primarily to our increased store base and sales volume.

        Advertising and promotion.    Advertising and promotion expenses increased $9.4 million, or 17.7%, to $62.3 million for the year ended December 31, 2012 compared to $52.9 million in 2011. The increase in advertising and promotion expense was primarily the result of increases in media expense, events and promotions. These expenses, as a percentage of net revenue, were 2.6% for the year ended December 31, 2012 compared to 2.5% in 2011.

        Other SG&A.    Other SG&A expenses, including amortization expense, increased $10.0 million, or 8.8%, to $123.5 million for the year ended December 31, 2012 compared to $113.5 million in 2011. This increase was due to increases in sales volume, legal expenses and other SG&A expenses.

        Transaction and restructuring related costs.    For the years ended December 31, 2012 and 2011, we incurred $1.9 million and $13.5 million, respectively, of expenses principally related to the Offerings and the Refinancings.

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

        Corporate costs.    Corporate overhead costs increased $4.9 million, or 6.1%, to $85.3 million for the year ended December 31, 2012 compared to $80.4 million in 2011. This was due to increases in compensation expense, health insurance, and other SG&A expenses offset by executive severance expense of $3.5 million.

        Transaction and restructuring related costs.    For the years ended December 31, 2012 and 2011, we incurred $1.9 million and $13.5 million, respectively, of expenses principally related to the Offerings and the Refinancings.

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

Liquidity and Capital Resources

        At December 31, 2013, we had $226.2 million in cash and cash equivalents and $719.0 million in working capital, compared with $158.5 million in cash and cash equivalents and $573.5 million in working capital at December 31, 2012. The $145.5 million increase in our working capital was primarily due to an increase in cash and inventory levels due to increases in sales volume and net income combined with the proceeds from debt issuance, partially offset by the repurchase of common stock.

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

        We expect to fund our operations through internally generated cash and, if necessary, from borrowings under the Revolving Credit Facility. At December 31, 2013, we had $128.9 million available under the Revolving Credit Facility, after giving effect to $1.1 million utilized to secure letters of credit.

        We expect that our primary uses of cash in the near future will be for capital expenditures, working capital requirements and funding any quarterly dividends to stockholders and share repurchases that are approved by the board of directors.

        We currently anticipate that cash generated from operations, together with amounts available under the Revolving Credit Facility, will be sufficient until the Revolving Credit Facility matures in March 2017, to meet our operating expenses and capital expenditures as they become due. Under the Refinancings, we are required to make quarterly payments of $1.1 million, payable every quarter beginning March 31, 2014 and ending on December 31, 2018 with the remainder paid in March 2019. Our ability to make scheduled payments of principal on, to pay interest on or to refinance our debt and to satisfy our other debt obligations will depend on our future operating performance, which will be affected by general economic, financial and other factors beyond our control. We are currently in compliance with our debt covenant reporting and compliance obligations under the Senior Credit Facility and expect to remain in compliance during 2014.

Cash Provided by Operating Activities

        Cash provided by operating activities was $238.1 million, $221.2 million and $174.7 million during the years ended December 31, 2013, 2012 and 2011, respectively. The increases from each of 2011 to 2012 to 2013 were primarily due to increases in net income. Net income increased $24.8 million in 2013 compared to 2012. Net income increased $107.9 million in 2012 compared to 2011.

        For the year ended December 31, 2013, inventory increased $69.6 million compared to 2012 as a result of increases in our finished goods to support increased sales. Accounts receivable increased $16.7 million, primarily due to increased sales to franchisees. Deferred revenue and accrued liabilities decreased by $18.5 million, primarily due to a decrease in deferred revenue due to the giveaway of Gold Cards during the second quarter as a result of the nationwide Member Pricing launch and accrued payroll.

        For the year ended December 31, 2012, inventory increased $77.9 million compared to 2011 as a result of increases in our finished goods to support increased sales. Accounts receivable increased $18.8 million, primarily due to increased sales to franchisees. Deferred revenue and accrued liabilities increased by $16.4 million, primarily due to increased Gold Card sales.

Cash Used in Investing Activities

        We used cash from investing activities of $79.4 million, $43.8 million and $65.5 million for the years ended December 31, 2013, 2012 and 2011, respectively. Capital expenditures, which were primarily for improvements to our retail stores and our South Carolina manufacturing facility, were $50.2 million, $41.9 million and $43.8 million for the years ended December 31, 2013, 2012 and 2011, respectively. Also in 2013, we spent $27.6 million related to the acquisition of DiscountSupplements.com, and in 2011, we spent $19.8 million related to the acquisition of LuckyVitamin.com.

        Our capital expenditures typically consist of new stores, certain periodic updates in our company-owned stores and ongoing upgrades and improvements to our manufacturing facilities and information technology systems.

        In 2014, we expect our capital expenditures to be approximately $70 million, which includes costs associated with growing our domestic square footage and our new distribution center in Indianapolis, Indiana. We anticipate funding our 2014 capital requirements with cash flows from operations and, if necessary, borrowings under the Revolving Credit Facility.

Cash Used in Financing Activities

        For the year ended December 31, 2013, we used cash of $91.8 million, primarily consisting of dividends paid to our stockholders of $57.4 million and the repurchase of an aggregate of $310.6 million in shares of common stock under a share repurchase program. This was partially offset by $249.6 million in net proceeds from long term debt and $32.4 million proceeds from exercised options, including the associated tax benefit.

        For the year ended December 31, 2012, we used cash of $146.9 million, primarily consisting of dividends paid to our stockholders of $45.2 million and the repurchase of an aggregate of $360.0 million in shares of common stock under a share repurchase program. This was partially offset by $199.0 million in proceeds from long term debt and $65.8 million in proceeds from exercised options, including the associated tax benefit.

        For the year ended December 31, 2011, we used net cash of $173.6 million, primarily due to borrowing $1,196.2 million under the Senior Credit Facility, repayment of $1,056.0 million of indebtedness and paid $17.3 million in fees in connection with the Refinancing. We received net proceeds from the IPO of $237.3 million and used these proceeds, together with cash on hand, to redeem all of our outstanding Series A Preferred Stock and repay $300.0 million of indebtedness under the Senior Credit Facility. Additionally, we repurchased an aggregate of $61.6 million in shares of common stock under a share repurchase program. Also, we received $51.0 million of proceeds from exercised options, including the associated tax benefit.

        The following is a summary of our debt:

        Senior Credit Facility.    Centers is party to a Senior Credit Facility, consisting of the Term Loan Facility and the Revolving Credit Facility. As of December 31, 2013, we believe that we are in compliance with all covenants under the Senior Credit Facility and expect to remain in compliance during 2014. As of December 31, 2013, $1.1 million of the Revolving Credit Facility was pledged to secure letters of credit. The Senior Credit Facility permits us to prepay a portion or all of the outstanding balance without incurring penalties (except London Interbank Offering Rate ("LIBOR") breakage costs). GNC Corporation, our indirect wholly owned subsidiary ("GNC Corporation"), and Centers' existing and future domestic subsidiaries have guaranteed Centers' obligations under the Senior Credit Facility. In addition, the Senior Credit Facility is collateralized by first priority pledges (subject to permitted liens) of substantially all of the assets of Centers, including its equity interests and the equity interests of its domestic subsidiaries.

        In August 2012, Centers amended the Senior Credit Facility to, among other things, provide additional commitments of $200.0 million for incremental term loans. In October 2012, Centers amended the Senior Credit Facility to adjust the per annum interest rate to the greater of LIBOR and 1.00%, plus an applicable margin of 2.75%.

        On October 2, 2012 Centers amended the Senior Credit Facility by entering into the Repricing. This amendment included changes to ABR, LIBOR, and Applicable Margin rates. At our option, we can borrow at a rate per annum equal to (A) the sum of (i) the greatest of (a) the prime rate (as publicly announced by JPMorgan Chase Bank, N.A. as its prime rate in effect), (b) the federal funds effective rate plus 0.50%, (c) one month adjusted LIBOR plus 1.0% and (d) 2.25% with respect to Revolving Credit Facility and 2.00% with respect to Term Loan Facility plus (ii) the applicable margin of 2.0% with respect to Revolving Credit Facility and 1.75% with respect to Term Loan Facility or (B) the sum of (i) the greater of (a) adjusted LIBOR or (b) 1.25% with respect to Revolving Credit Facility and 1.00% with respect to Term Loan Facility plus (ii) the applicable margin of 3.0% with regards to Revolver Credit Facility and 2.75% with respect to Term Loan Facility. As of December 31, 2012, our interest rate on the Senior Credit Facility was 3.75%, as a result of the interest rate minimum requirement as described above.

        During the fourth quarter of 2013, Centers amended and restated the Senior Credit Facility to, among other things, increase the size of the Term Loan Facility by $252.5 million, increase of the Revolving Credit Facility from $80 million to $130 million, extend the Revolving Credit Facility maturity date to March 2017, and extend the maturity of the Term Loan Facility to March 2019. The 2013 amendments also included changes to ABR, LIBOR, and applicable margin rates for the Revolving Credit Facility. At the Company's option, the Company can borrow at a rate per annum equal to (A) the sum of (i) the greatest of (a) the prime rate (as publicly announced by JPMorgan Chase Bank, N.A. as its prime rate in effect), (b) the federal funds effective rate plus 0.50%, (c) one month adjusted LIBOR plus 1.0% and (d) 1.75% with respect to Term Loan Facility plus (ii) the applicable margin of 1.25% with respect to Revolving Credit Facility and 1.5% with respect to Term Loan Facility or (B) the sum of (i) the greater of (a) adjusted LIBOR or (b) 0.75% with respect to Term Loan Facility plus (ii) the applicable margin of 2.25% with regards to Revolver Credit Facility and 2.5% with respect to Term Loan Facility. As of December 31, 2013, our current interest rate on its Senior Credit Facility is 3.25%, as a result of the interest rate minimum requirement as described above. As of December 31, 2013 and 2012, the outstanding letter of credit fee was 2.50% and 3.00%, respectively, and the commitment fee on the undrawn portion of the Revolving Credit Facility was 0.5% at both December 31, 2013 and 2012.

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

Contractual Obligations

        The following table summarizes our future minimum non-cancelable contractual obligations at December 31, 2013:

	Payments due by period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Long-term debt obligations(1)	$1,351.1	$5.4	$9.3	$9.1	$1,327.3
Scheduled interest payments(2)	233.3	45.1	89.9	87.5	10.8
Operating lease obligations(3)	555.1	133.7	210.9	119.3	91.2
Purchase commitments(4)(5)	8.2	7.0	1.0	0.2	—

	$2,147.7	$191.2	$311.1	$216.1	$1,429.3

(1)
These balances consist of the following debt obligations: (a) $1,350.0 million of outstanding borrowings under the Senior Credit Facility based on a variable interest rate; and (b) $1.1 million for debt related to the mortgage and other debt with a fixed interest rate. Repayment of the Senior Credit Facility represents the balance remaining after the $252.2 million Incremental Term Loan in November 2013 and does not take into account any unscheduled payments that may occur to be due at future cash positions.

(2)
The interest that will accrue on the long-term obligations includes variable rate payments, which are estimated using the associated LIBOR index as of December 31, 2013. Interest under the Senior Credit Facility currently accrues based on one month LIBOR.

(3)
These balances consist of the following operating leases: (a) $522.2 million for company-owned retail stores; (b) $102.1 million for franchise retail stores, which is offset by $102.1 million of sublease income from franchisees; and (c) $32.9 million relating to various leases for warehouses, vehicles, and various equipment at our facilities. Operating lease obligations exclude insurance, taxes, maintenance, percentage rent and other costs. These amounts are subject to fluctuation from year to year. For each of the years ended December 31, 2013, 2012 and 2011, these amounts collectively represented approximately 37% of the aggregate costs associated with our company-owned retail store operating leases.

(4)
These balances consist of $8.2 million of advertising agreements.

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

Off Balance Sheet Arrangements

        As of December 31, 2013 and 2012, we had no relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off balance sheet arrangements, or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

  •
  The price is fixed or determinable.

  •
  Collectability is reasonably assured.

        We recognize revenues in our Retail segment at the moment a sale to a customer is recorded. Gross revenues are reduced by actual customer returns and a provision for estimated future customer returns, which is based on management's estimates after a review of historical customer returns. These estimates are based on historical sales return data, applied to current period sales subject to returns provisions per our company policy. Our customer returns allowance was $5.0 million and $4.3 million at December 31, 2013 and 2012, respectively. The impact of customer returns on revenue was immaterial for each of the years ended December 31, 2013, 2012 and 2011. We recognize revenues on product sales to franchisees and other third parties when the risk of loss, title and insurable risks have transferred to the franchisee or third-party. We recognize revenues from franchise fees at the time a franchise store opens or at the time of franchise renewal or transfer, as applicable. Franchise royalties are earned based on a percentage of the franchisees' sales and recognized in the period in which the franchisees' sales occur.

Accounts Receivable and Allowance for Doubtful Accounts

        The majority of our retail revenues are received as cash or cash equivalents. The majority of our franchise revenues are billed to the franchisees with varying terms for payment. We offer financing to qualified domestic franchisees with the initial purchase of a franchise location. The notes are demand notes, payable monthly over periods of five to seven years. We generate a significant portion of our revenue from ongoing product sales to franchisees and third-party customers. An allowance for doubtful accounts is established based on the financial condition of our franchisees and other third-party customers, the current status of trade receivables and any historical write-off experience. We maintain both specific and general reserves for doubtful accounts. General reserves are based upon our historical bad debt experience, overall review of our aging of accounts receivable balances, general economic conditions of our industry or the geographical regions and regulatory environments of our third-party customers and franchisees. Management's estimates of the franchisees financial health include forecasts of the customers' and franchisees' future operating results and the collectability of receivables from them. While we believe that our business operations and communication with customers and franchisees allows us to make reasonable estimates of their financial health, actual results could differ from those predicted by management, and actual bad debt expense could differ from forecasted results. Our allowance for doubtful accounts and bad debt expense were immaterial for each of the years December 31, 2013, 2012 and 2011.

Inventories

        Inventories are stated at the lower of cost or market on a first in/first out basis ("FIFO"). Where necessary, we adjust the carrying value of our inventory to estimated net realizable value. These estimates require us to make approximations about the future demand for our products in order to categorize the status of such inventory items as slow moving, obsolete, or in excess of need. These future estimates are subject to the ongoing accuracy of management's forecasts of market conditions, industry trends and competition. While we make estimates of future demand based on historical experience, current expectations and assumptions that we believe are reasonable, if actual demand or market conditions differ from these expectations and assumptions, actual results could differ from our estimates. We are also subject to volatile changes in specific product demand as a result of unfavorable publicity, government regulation and rapid changes in demand for new and improved products or services. Our inventory reduction for obsolescence and shrinkage was $10.3 million and $9.5 million at December 31, 2013 and 2012, respectively. This represented 1.9% of our gross inventory value at each period. The change from period to period was primarily the result of inventory fluctuations and management of inventory movement throughout our system. The impact on cost of goods sold as a result of these allowances was immaterial for each of the years ended December 31, 2013, 2012 and 2011.

Impairment of Long-Lived Assets

        Long-lived assets, including fixed assets and intangible assets with finite useful lives, are evaluated periodically by us for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. If the sum of the undiscounted future cash flows is less than the carrying value, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. These estimates of cash flow require significant management judgment and certain assumptions about future volume, revenue and expense growth rates and asset disposal values. While we make estimates based on historical experience, current expectations and assumptions that we believe are reasonable, if actual results, including future cash flows, differ from our estimates, our estimates may differ from actual impairment recognized. There has been no material impairment recorded in the years ended December 31, 2013, 2012 or 2011.

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

        We conduct impairment testing annually at the beginning of the fourth quarter of each fiscal year. In the event of declining financial results and market conditions, we could be required to recognize impairments to our goodwill and intangible assets. The most recent goodwill and indefinite-lived intangible asset assessments were performed during the fourth quarter of 2013, and the Company concluded that goodwill and intangible assets were not impaired. There was also no impairment of goodwill or intangible assets during 2012 or 2011. See Note 5, "Goodwill, Brands, and Other Intangible Assets, Net," to our audited consolidated financial statements included elsewhere in this Annual Report. We do not currently expect to incur additional impairment charges in the foreseeable future; however, the risks relating to our business, as described above under Item 1A, "Risk Factors," could have a negative effect on our business and operating results which could affect the valuation of our goodwill and intangibles.

Self-Insurance

        We have procured insurance for such areas as: (1) general liability; (2) product liability; (3) directors and officers liability; and (4) property insurance; (5) workers' compensation insurance; and (6) various other areas. We are self-insured for such areas as: (1) medical benefits; (2) physical damage to our vehicles for field personnel use; and (3) physical damages that may occur at the corporate store locations. We are not insured for certain property and casualty risks due to our assessment of the frequency and severity of a loss, the cost of insurance and the overall risk analysis. Our associated liability for this self-insurance was not significant as of December 31, 2013 and 2012.

        We carry product liability insurance with a retention of $4.0 million per claim with an aggregate cap on retained losses of $10.0 million. We carry general liability insurance with retention of $250,000 per claim with an aggregate cap on retained losses of $1.0 million. The majority of our workers' compensation and auto insurance policies are in deductible/retrospective plans. We reimburse the applicable insurance company for the workers' compensation and auto liability claims, subject to a $250,000 and $100,000 loss limit per claim, respectively.

        As part of the medical benefits program, we contract with national service providers to provide benefits to our employees for all medical, dental, vision and prescription drug services. We then reimburse these service providers as claims are processed from our employees. We maintain a specific stop loss provision of $500,000 per individual per plan year with a maximum lifetime benefit limit of $2.0 million per individual. We have no additional liability once a participant exceeds the $2.0 million ceiling. We utilize a review of historical claims, including the timing of claims reported versus payment of claims, to estimate future liabilities related to our medical benefit program. While we make these estimates based on historical experience, current expectations and assumptions that we believe are reasonable, actual results could differ from our estimates. Our liability for medical claims is included as a component of accrued benefits as described in Note 7, "Deferred Revenue and Other Current Liabilities" to our audited consolidated financial statements included in this Annual Report, and was $2.0 million as of December 31, 2013 and $1.9 million as of December 31, 2012.

        Our self-insurance liabilities, including the estimated loss accruals for claims incurred but not paid, are determined by taking into account historical claims payment results and known trends such as claims frequency and claims severity. Management makes estimates, judgments, and assumptions with respect to the use of these calculations, including but not limited to, estimated lag time to report and pay claims, average cost per claim, network utilization rates, network discount rates, and other factors.

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

Income Taxes

        We compute our annual tax rate based on the statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we earn income. Significant judgment is required in determining our annual tax rate and in evaluating uncertainty in our tax positions. We recognize a benefit for tax positions that we believe will more likely than not be sustained upon examination. The amount of benefit recognized is the largest amount of benefit that we believe has more than a 50% probability of being realized upon settlement. We regularly monitor our tax positions and adjust the amount of recognized tax benefit based on our evaluation of information that has become available since the end of our last financial reporting period. The annual tax rate includes the impact of these changes in recognized tax benefits. The difference between the amount of benefit taken or expected to be taken in a tax return and the amount of benefit recognized for financial reporting represents unrecognized tax benefits. These unrecognized tax benefits are presented in the balance sheet principally within other long-term liabilities.

        We record valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. When assessing the need for valuation allowances, we consider future taxable income and ongoing prudent and feasible tax planning strategies. Should a change in circumstances lead to a change in judgment about the realizability of deferred tax assets in future years, we would adjust related valuation allowances in the period that the change in circumstances occurs, along with a corresponding increase or charge to income. As of December 31, 2013 and 2012, we had a valuation allowance of $0.6 million and $1.8 million, respectively, principally related to certain foreign and state net operating loss carryforwards.

Recently Issued Accounting Pronouncements

        In February 2013, the Financial Accounting Standards Board (the "FASB") issued an accounting standard regarding the reclassification of amounts out of accumulated other comprehensive income ("AOCI"). This standard does not change the current requirements for reporting net income or other comprehensive income. However, the standard requires disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the footnotes to the financial statements. Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail. This guidance is effective for fiscal years beginning after December 15, 2012. We adopted this guidance during the first quarter of 2013. The adoption of this guidance did not have a material impact on our consolidated financial statements.

        In July 2013, the FASB issued an accounting standard regarding the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This standard requires entities to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss ("NOL") or tax credit carryforward whenever the NOL or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed. This accounting standard update requires entities to assess whether to net the unrecognized tax benefit with a deferred tax asset as of the reporting date. This guidance is effective for fiscal years beginning after December 15, 2013, with early adoption permitted. We will adopt this guidance during the first quarter of

2014, and we do not believe this standard will have a material impact on the consolidated financial statements.

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

Interest Rate Market Risk

        All of Centers' long-term debt is subject to changing interest rates. Although changes in interest rates do not impact our operating income, the changes could affect the fair value of such debt and related interest payments. Based on our variable rate debt balance as of December 31, 2013, a 1% increase in the interest rates would cause our annual interest rate costs to increase by approximately $5.6 million. A decrease in the current interest rates would have no impact on interest expense due to an interest rate floor that exists under the Senior Credit Facility.

Foreign Currency Exchange Rate Market Risk

        We are subject to the risk of foreign currency exchange rate changes in the conversion from local currencies to the U.S. dollar of the reported financial position and operating results of our non-U.S. based subsidiaries. We are also subject to foreign currency exchange rate changes for purchases of goods and services that are denominated in currencies other than the U.S. dollar. The primary currencies to which we are exposed to fluctuations are the Canadian Dollar, the Chinese Renminbi, and the British Pound. The fair value of our net foreign investments and our foreign denominated payables would not be materially affected by a 10% adverse change in foreign currency exchange rates for the periods presented.

Item 8.    Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of GNC Holdings, Inc.:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows present fairly, in all material respects, the financial position of GNC Holdings, Inc. and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
February 20, 2014

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

GNC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, including share data)

	December 31,
	2013	2012
Current assets:
Cash and cash equivalents	$226,217	$158,541
Receivables, net	144,833	129,641
Inventories (Note 3)	547,916	491,599
Prepaids and other current assets	47,081	39,016

Total current assets	966,047	818,797
Long-term assets:
Goodwill (Note 5)	666,346	639,915
Brands (Note 5)	720,000	720,000
Other intangible assets, net (Note 5)	142,774	141,717
Property, plant and equipment, net (Note 6)	206,754	199,487
Other long-term assets	38,426	32,124

Total long-term assets	1,774,300	1,733,243

Total assets	$2,740,347	$2,552,040

Current liabilities:
Accounts payable	$135,164	$125,165
Current portion, long-term debt (Note 8)	5,443	3,817
Deferred revenue and other current liabilities (Note 7)	106,459	116,337

Total current liabilities	247,066	245,319
Long-term liabilities:
Long-term debt (Note 8)	1,341,656	1,094,745
Deferred tax liabilities, net (Note 4)	282,377	283,203
Other long-term liabilities	53,669	46,734

Total long-term liabilities	1,677,702	1,424,682

Total liabilities	1,924,768	1,670,001
Commitments and contingencies (Note 11)
Stockholders' equity:
Common stock, $0.001 par value, 300,000 shares authorized:
Class A, 112,961 shares issued and 93,989 shares outstanding and 18,972 shares held in treasury at December 31, 2013 and 111,725 shares issued and 99,244 shares outstanding and 12,481 shares held in treasury at December 31, 2012	112	111
Paid-in-capital	847,886	810,094
Retained earnings	700,108	492,687
Treasury stock, at cost	(734,482)	(423,900)
Accumulated other comprehensive income	1,955	3,047

Total stockholders' equity	815,579	882,039

Total liabilities and stockholders' equity	$2,740,347	$2,552,040

The accompanying notes are an integral part of the consolidated financial statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(in thousands, except per share data)

	Year ended December 31,
	2013	2012	2011
Revenue	$2,630,308	$2,429,983	$2,072,179
Cost of sales, including cost of warehousing, distribution and occupancy	1,637,181	1,500,245	1,318,346

Gross profit	993,127	929,738	753,833
Compensation and related benefits	321,947	314,311	291,268
Advertising and promotion	67,224	62,267	52,924
Other selling, general and administrative	131,270	123,484	113,477
Foreign currency (gain) loss	(165)	(90)	121
Transaction and restructuring related costs (Note 2)	12,353	1,926	13,536

Operating income	460,498	427,840	282,507
Interest expense, net (Note 8)	53,029	47,556	74,903

Income before income taxes	407,469	380,284	207,604
Income tax expense (Note 4)	142,448	140,088	75,271

Net income	$265,021	$240,196	$132,333

Income per share—Basic and Diluted:
Net income	$265,021	$240,196	$132,333
Preferred stock dividends	—	—	(4,726)

Net income available to common shareholders	$265,021	$240,196	$127,607

Earnings per share:
Basic	$2.75	$2.32	$1.27
Diluted	$2.72	$2.29	$1.24
Weighted average common shares outstanding:
Basic	96,481	103,503	100,261
Diluted	97,383	104,911	103,010
Dividends declared per share	$0.60	$0.44	$—

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Comprehensive Income

(in thousands)

	Year ended December 31,
	2013	2012	2011
Net income	$265,021	$240,196	$132,333
Other comprehensive (loss) income:
Unrealized gains on derivatives and qualified as cash flow hedges, net of tax of $2,718 for the year ended December 31, 2011,	—	—	4,751
Foreign currency translation adjustments	(1,092)	323	(747)

Other comprehensive (loss) income	(1,092)	323	4,004

Comprehensive income	$263,929	$240,519	$136,337

The accompanying notes are an integral part of the consolidated financial statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

(in thousands, includes per share data)

	Common Stock
	Class A		Class B					Accumulated Other Comprehensive Income/(Loss)
					Treasury Stock	Paid-in- Capital	Retained Earnings		Total Stockholders' Equity
	Shares	Dollars	Shares	Dollars
Balance at December 31, 2010	59,199	$60	28,169	$28	$(2,277)	$451,728	$171,224	$(1,280)	$619,483

Comprehensive income	—	—	—	—	—	—	132,333	4,004	136,337
Issuance of common stock	16,000	16	—	—	—	237,237	—	—	237,253
Conversion of Class B stock to Class A stock	26,109	26	(26,109)	(26)	—	—	—	—	—
Purchase of treasury stock	(2,235)	—	—	—	(62,771)	—	—	—	(62,771)
Preferred stock dividends	—	—	—	—	—	—	(4,726)	—	(4,726)
Conversions to common stock	3,912	3	—	—	—	48,951	—	—	48,954
Non-cash stock-based compensation	—	—	—	—	—	3,932	—	—	3,932

Balance at December 31, 2011	102,985	$105	2,060	$2	$(65,048)	$741,848	$298,831	$2,724	$978,462

Comprehensive income	—	—	—	—	—	—	240,196	323	240,519
Conversion of Class B stock to Class A stock	2,060	2	(2,060)	(2)	—	—	—	—	—
Purchase of treasury stock	(9,477)	—	—	—	(358,852)	—	—	—	(358,852)
Common stock dividends ($0.44 per share)	—	—	—	—	—	—	(45,216)	—	(45,216)
Conversions to common stock	3,676	4	—	—	—	63,440	—	—	63,444
Non-cash stock-based compensation	—	—	—	—	—	4,806	—	—	4,806
Other	—	—	—	—	—	—	(1,124)	—	(1,124)

Balance at December 31, 2012	99,244	$111	—	$—	$(423,900)	$810,094	$492,687	$3,047	$882,039

Comprehensive income	—	—	—	—	—	—	265,021	(1,092)	263,929
Purchase of treasury stock	(6,547)	—	—	—	(310,582)	—	—	—	(310,582)
Common stock dividends ($0.60 per share)	—	—	—	—	—	—	(57,600)	—	(57,600)
Conversions to common stock	1,292	1	—	—	—	29,957	—	—	29,958
Non-cash stock-based compensation	—	—	—	—	—	7,835	—	—	7,835

Balance at December 31, 2013	93,989	$112	—	$—	$(734,482)	$847,886	$700,108	$1,955	$815,579

The accompanying notes are an integral part of the consolidated financial statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$265,021	$240,196	$132,333
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on early extinguishment of debt	5,712	1,343	19,855
Depreciation and amortization expense	51,814	49,257	46,790
Amortization of debt costs	2,507	2,439	2,756
Provision for inventory losses	18,386	13,067	18,745
Increase in receivables	(16,678)	(18,756)	(13,300)
Increase in inventory	(69,599)	(77,881)	(56,919)
(Increase) decrease in prepaids and other current assets	(9,338)	3,959	(2,783)
Increase in accounts payable	6,628	651	23,243
(Decrease) increase in deferred revenue and other current liabilities	(18,496)	16,395	4,934
Other operating activities	2,147	(9,454)	(980)

Net cash provided by operating activities	238,104	221,216	174,674

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(50,247)	(41,930)	(43,817)
Cash paid for acquisitions (net of cash acquired)	(27,562)	—	(19,840)
Other investing activities	(1,606)	(1,884)	(1,887)

Net cash used in investing activities	(79,415)	(43,814)	(65,544)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid to shareholders	(57,437)	(45,216)	—
Payments on long-term debt	(3,379)	(2,689)	(1,355,973)
Proceeds from exercised stock options	14,588	25,972	28,550
Tax benefit from exercise of stock options	17,852	39,834	22,409
Repurchase of treasury stock	(310,582)	(359,990)	(61,634)
Repurchase of Series A preferred stock	—	—	(223,107)
Net proceeds from sale of Class A common stock	—	—	237,253
Proceeds from issuance of long-term debt	249,552	199,000	1,196,200
Deferred financing fees	(2,397)	(1,335)	(17,346)
Other financing activities	—	(2,500)	—

Net cash used in financing activities	(91,803)	(146,924)	(173,648)

Effect of exchange rate on cash and cash equivalents	790	(375)	(946)

Net increase (decrease) in cash and cash equivalents	67,676	30,103	(65,464)
Beginning balance, cash and cash equivalents	158,541	128,438	193,902

Ending balance, cash and cash equivalents	$226,217	$158,541	$128,438

Supplemental Cash Flow Information
Income taxes paid	$143,573	$102,335	$51,088
Interest paid	$40,696	$45,088	$64,122

The accompanying notes are an integral part of the consolidated financial statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF BUSINESS

        General Nature of Business.    GNC Holdings, Inc., a Delaware corporation ("Holdings," and collectively with its subsidiaries and, unless the context requires otherwise, its and their respective predecessors, the "Company"), is a global specialty retailer of health and wellness products, which include: vitamins, minerals and herbal supplements, sports nutrition products, diet products and other wellness products.

        The Company is vertically integrated as its operations consist of purchasing raw materials, formulating and manufacturing products and selling the finished products through its three segments: Retail, Franchising, and Manufacturing/Wholesale. Corporate retail store operations are located in the United States, Canada, and Puerto Rico, and in addition the Company offers products domestically through GNC.com, LuckyVitamin.com and www.drugstore.com, and beginning in 2013, the United Kingdom with the acquisition of A1 Sports Limited d/b/a Discount Supplements ("DiscountSupplements.com"). Franchise stores are located in the United States and over 50 international countries (including distribution centers where retail sales are made). The Company operates its primary manufacturing facilities in South Carolina and distribution centers in Arizona, Pennsylvania and South Carolina. The Company manufactures the majority of its branded products, but also merchandises various third-party products. Additionally, the Company licenses the use of its trademarks and trade names.

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

        Recent Significant Transactions.    In March 2011, General Nutrition Centers, Inc. ("Centers"), a wholly owned subsidiary of Holdings, entered into a senior credit facility, consisting of a $1.2 billion term loan facility (the "Term Loan Facility") and an $80.0 million revolving credit facility (the "Revolving Credit Facility" and, together with the Term Loan Facility, the "Senior Credit Facility"), and utilized the proceeds to repay certain other outstanding indebtedness In August 2012, the Company amended the Term Loan Facility to increase the outstanding borrowings by $200.0 million and in October 2012, Centers amended the Term Loan Facility to adjust the per annum interest rate to the greater of LIBOR and 1.00%, plus an applicable margin of 2.75%. In 2013, the Company amended and restated the Senior Credit Facility to, among other amendments, increase borrowings under the Term Loan Facility by $252.5 million, extend the maturity date of the Term Loan Facility to March 2019, increase the amount available for borrowing under the Revolving Credit Facility to $130.0 million, extend the Revolving Credit Facility maturity date to March 2017, and effect changes to the interest rates applicable to amounts outstanding under the Facility. These transactions are collectively referred to herein as the "Refinancings." See "Note 8: Long-term Debt/Interest Expense" herein for a further description of these items.

        In April 2011, Holdings consummated an initial public offering (the "IPO") of 25.875 million shares of its Class A common stock, par value $0.001 per share (the "common stock"), at an IPO price of $16.00 per share. The net proceeds from the IPO, together with cash on hand, were used to redeem all outstanding shares of Holdings' Series A preferred stock, par value $0.001 per share (the "Series A preferred stock"), repay approximately $300.0 million of outstanding borrowings under the Term Loan Facility and pay approximately $11.1 million to satisfy obligations under the Management Services Agreement (as defined in Note 18, "Related Party Transactions") and Holdings' Class B common stock, par value $0.001 per share (the "Class B common stock" and, together with the our common stock, the "common stock"). Subsequent to the IPO, certain of Holdings' stockholders completed four registered

GNC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. NATURE OF BUSINESS (Continued)

offerings of our common stock. In conjunction with one of these selling stockholder offerings, in August 2012, the Company repurchased an additional six million shares of our common stock from one of its stockholders as part of a share repurchase program. The IPO, the registered offerings, and the repurchase of the six million shares of our common stock are collectively referred to herein as the "Offerings."

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

        On March 19, 2012, Ontario Teachers' Pension Plan ("OTPP") converted all of its shares of Class B common stock into an equal number of shares of common stock. In May 2013, Holding's shareholders approved an amendment to the certificate of incorporation deleting the Class B common stock as no shares of Class B common stock were still outstanding.

        In February 2013, our board of directors authorized a $250.0 million repurchase program of common stock which was completed in November 2013. Also in November 2013, our board of directors authorized a $500.0 million multi-year share repurchase program of our common stock.

        On October 2, 2013, the Company acquired DiscountSupplements.com, an online retailer of multi-brand sports nutrition products in the United Kingdom. The aggregate purchase price of DiscountSupplements.com was $33.3 million.

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

        Cash and Cash Equivalents.    The Company considers cash and cash equivalents to include all cash and liquid deposits and investments with an original maturity of three months or less. The majority of payments due from banks for third-party credit and debit cards process within 24 to 72 hours, and are classified as cash equivalents.

        Receivables, net.    The Company sells product to its franchisees and, to a lesser extent, various third-party customers. Receivables consist principally of trade receivables of $140.8 million and $126.0 million at December 31, 2013 and 2012, respectively, and include unpaid invoices for product sales, franchisee royalties and lease payments. The Company monitors the financial condition of the Company's franchisees and other third-party customers and establishes an allowance for doubtful accounts for balances estimated to be uncollectible. In addition to considering the aging of receivable balances and assessing the financial condition of the Company's franchisees, the Company considers each domestic franchisees' inventory and fixed assets, which the Company can use as collateral in the event of a default by the franchisee. An allowance for international franchisees is calculated based on unpaid, non-collateralized amounts associated with their receivable balance. The allowance for doubtful accounts was $1.9 million and $2.2 million at December 31, 2013 and 2012, respectively.

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

        Property, Plant and Equipment.    Property, plant and equipment expenditures are recorded at cost. The remaining useful lives range from one year to fifteen years across all asset classes with the exception of buildings. Buildings are depreciated over thirty years and building improvements are depreciated over the remaining useful life of the building. Depreciation and amortization are recognized using the straight-line method over the estimated useful life of the property. Fixtures are depreciated over three to fifteen years, and equipment is generally depreciated over ten years. Computer equipment and software costs are generally depreciated over three to five years. Amortization of improvements to retail leased premises is recognized using the straight-line method over the estimated useful life of the improvements, or over the life of the related leases including renewals that are reasonably assured, whichever period is shorter.

        Expenditures that materially increase the value or clearly extend the useful life of property, plant and equipment are capitalized in accordance with the policies outlined above. Repair and maintenance costs incurred in the normal operations of business are expensed as incurred. Gains/losses from the sale of property, plant and equipment are recognized in current operations.

        Goodwill and Intangible Assets.    Goodwill represents the excess of purchase price over the fair value of identifiable net assets of businesses, including franchisees, acquired by the Company. Goodwill and intangible assets with indefinite useful lives are not amortized, but instead are tested for impairment at least annually. The Company completes its annual impairment test in the fourth quarter. The Company performs a qualitative assessment to determine whether it is "more likely than not" that the fair value of

GNC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

the reporting unit is less than its carrying value. The qualitative factors considered are general macroeconomic conditions, industry specific conditions, historical performance, and future outlooks. If it is concluded that it is "more likely than not" that the fair value of a reporting unit is less than its carrying value, the Company is required to perform a two-step goodwill impairment test. As a result of the Company's annual impairment analysis, no impairment was recorded for the year ended December 31, 2013. See Note 5, "Goodwill, Brands, and Other Intangible Assets, Net."

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

        Revenue Recognition.    The Company operates predominantly as a retailer, through company-owned stores, franchise stores and its e-commerce businesses and to a lesser extent through manufacturing and wholesale operations.

        The Retail segment recognizes revenue at the moment a sale to a customer is recorded. These revenues are recorded via the Company's point of sales system. Gross revenues are netted by actual customer returns and an allowance for expected customer returns. The Company records a reserve for expected customer returns based on management's estimate, which is derived from historical return data and expectations of future return volume. Revenue is deferred on sales of the Company's Gold Cards and subsequently amortized over the 12 month membership period, in order to match the discounts associated with the Gold Card program. During 2013, the Company completed the nationwide rollout of the Gold Card Member Pricing model, which evolved the Gold Card from a 20% discount the first week of the month to an everyday variable discount based on our Member Pricing model, for an annual fee.

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

        Vendor Allowances.    The Company receives credits as purchase price rebates based on arrangements with certain vendors. The Company also enters into arrangements with certain vendors through which the Company receives rebates for purchases during the year typically based on volume discounts. As the right of offset exists under these arrangements, rebates received under both arrangements are recorded as a reduction in the vendors' accounts payable balances on the balance sheet and represent the estimated amounts due to the Company under the rebate provisions of such contracts. The corresponding rebate income is recorded as a reduction of cost of goods sold based on inventory turnover. The amount recorded as a reduction to cost of goods sold was $92.6 million, $81.5 million and $64.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.

        Research and Development.    Research and development costs arising from internally generated projects are expensed by the Company as incurred. The Company recognized $1.4 million, $1.1 million and $0.6 million for the years ended December 31, 2013, 2012 and 2011, respectively. These costs are included in Other Selling, General, and Administrative costs in the accompanying audited consolidated financial statements.

        Advertising Expenditures.    The Company recognizes advertising, promotion and marketing program costs the first time the advertising takes place, with the exception of the costs of producing advertising, which are expensed as incurred during production. The Company administers national advertising funds on behalf of its franchisees. In accordance with the franchisee contracts, the Company collects advertising fees from the franchisees and utilizes the proceeds to coordinate various advertising and marketing campaigns. The Company recognized advertising expense of $67.2 million, $62.3 million and $52.9 million for the years ended December 31, 2013, 2012 and 2011, respectively, net of approximately $15.4 million, $14.4 million and $12.2 million in 2013, 2012 and 2011 from the national advertising fund derived from the Company's franchisees, respectively.

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

        The Company leases an approximately 300,000 square foot-facility in Greenville, South Carolina where the majority of its proprietary products are manufactured. The Company also leases a 630,000 square foot complex located in Anderson, South Carolina, for packaging, materials receipt, lab testing, warehousing, and distribution. Both the Greenville and Anderson facilities are leased on a long-term basis pursuant to "fee-in-lieu-of-taxes" arrangements with the counties in which the facilities are located, but the Company retains the right to purchase each of the facilities at any time during the lease for $1.00, subject to a loss of tax benefits. As part of a tax incentive arrangement, the Company assigned the facilities to the counties and leases them back under operating leases. The Company leases the facilities from the counties where located, in lieu of paying local property taxes. Upon exercising its right to purchase the facilities back from the counties, the Company will be subject to the applicable taxes levied by the counties. As a result, the original cost basis of the facilities remains on the balance sheet and continues to be depreciated.

        Contingencies.    In accordance with the standards on contingencies the Company accrues a loss contingency if it is probable and can be reasonably estimated or a liability had been incurred at the date of the financial statements if those financial statements have not been issued. If both of the conditions above are not met, disclosure of the contingency is made when there is at least a reasonable possibility that a loss or an additional loss may have been incurred.

        Pre-Opening Expenditures.    The Company recognizes the cost associated with the opening of new stores as incurred. These costs are charged to expense and are not material for the periods presented. Franchise store pre-opening costs are incurred by the franchisees.

        Income Taxes.    The Company utilizes the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. It is the Company's policy to recognize interest and penalties related to uncertain tax positions as a component of income tax expense. See Note 4, "Income Taxes."

        Self-Insurance.    The Company has procured insurance for: (1) general liability; (2) product liability; (3)  directors and officers liability; and (4) property insurance; (5) workers' compensation insurance; and (6) various other areas. The Company is self-insured for: (1) medical benefits; (2) physical damage to the Company's vehicles for field personnel use; and (3) physical damages that may occur at the corporate store locations. The Company is not insured for certain property and casualty risks due to the Company's assessment of frequency and severity of a loss, the cost of insurance and the overall risk analysis.

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

GNC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company reimburses the applicable insurance company for the workers' compensation and auto liability claims, subject to a $250,000 and $100,000 loss limit per claim, respectively.

        As part of the medical benefits program, the Company contracts with national service providers to provide benefits to its employees for all medical, dental, vision and prescription drug services. The Company then reimburses these service providers as claims are processed from Company employees. The Company maintains a specific stop loss provision of $500,000 per individual per plan year with a maximum lifetime benefit limit of $2.0 million per individual. The Company has no additional liability once a participant exceeds the $2.0 million ceiling. The Company's liability for medical claims is included as a component of accrued benefits in Note 7, "Deferred Revenue and Other Current Liabilities," and was $2.0 million and $1.9 million as of December 31, 2013 and 2012, respectively.

        Our self-insurance liabilities, including the estimated loss accruals for claims incurred but not paid, are determined by taking into account historical claims payment results and known trends such as claims frequency and claims severity. Management makes estimates, judgments, and assumptions with respect to the use of these calculations, including but not limited to, estimated lag time to report and pay claims, average cost per claim, network utilization rates, network discount rates, and other factors.

        Stock-based Compensation.    The Company utilizes the Black-Scholes model to calculate the fair value of stock option awards (herein referred to as "option awards"). The grant-date fair value of the Company's restricted stock awards, time vesting restricted stock units, and performance vesting restricted stock units (collectively herein referred to as "stock awards") are based on the closing price for a share of the Company's stock on the New York Stock Exchange (the "NYSE") on the grant date. The resulting compensation cost is recognized in the Company's financial statements over the applicable vesting period for the relevant award.

        Earnings Per Share.    Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding adjusted for the additional dilutive effect of unexercised option awards and unvested restricted awards.

        Foreign Currency.    For all foreign operations, the functional currency is the local currency. Assets and liabilities of those operations, denominated in foreign currencies, are translated into U.S. dollars using period-end exchange rates, and income and expenses are translated using the average exchange rates for the reporting period. Gains or losses resulting from foreign currency transactions are included in results of operations. At December 31, 2013 and 2012, foreign currency is the only component of accumulated other comprehensive income.

        Transaction and restructuring related costs.    Restructuring related costs are recorded in the period in which the liability is incurred. Additionally, any change in the expected liability is recorded in the period the change in estimate occurs. In October 2013, the Company transitioned to a third-party pooled carrier product transportation network and moved away from the Company's existing private fleet. The cost related to this transition was $12.2 million, consisting of early lease termination on transportation equipment of $9.8 million and employee severance and other costs of $2.4 million. At December 31, 2013,

GNC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

the Company had an immaterial liability related to these restructuring costs. All remaining costs related to the restructuring are expected to be paid in the first quarter of 2014.

        The Company recognizes transaction related costs as expense in the period incurred. For the years ended December 31, 2013 and 2012, the Company incurred $0.2 million and $1.9 million in transaction related costs.

        Financial Instruments and Derivatives.    As part of the Company's financial risk management program, it has historically used certain derivative financial instruments to reduce its exposure to market risk for changes in interest rates, primarily in respect of its long term debt obligations. The Company has not historically entered into, and does not intend to enter into, derivative transactions for speculative purposes and holds no derivative instruments for trading purposes. Floating-to-fixed interest rate swap agreements, designated as cash flow hedges of interest rate risk, were entered into from time to time to hedge the Company's exposure to interest rate changes on a portion of the Company's floating rate debt. These interest rate swap agreements converted a portion of the Company's floating rate debt to fixed rate debt. Interest rate floors designated as cash flow hedges involved the receipt of variable-rate amounts from a counterparty if interest rates fell below the strike rate on the contract in exchange for an upfront premium. The Company recorded the fair value of these contracts as an asset or a liability, as applicable, in the balance sheet, with the offset to accumulated other comprehensive income (loss), net of tax. The Company measured hedge effectiveness by assessing the changes in the fair value or expected future cash flows of the hedged item. The ineffective portions, if any, were recorded in interest expense in the current period.

        During 2011, the Company had interest rate swap agreements outstanding that effectively converted notional amounts of an aggregate $550.0 million of debt from floating to fixed interest rates. The four outstanding agreements were to mature between April 2011 and September 2012. Amounts related to derivatives were reported in accumulated other comprehensive income (loss) and reclassified to interest expense as interest payments were made on the Company's variable-rate debt. In conjunction with the 2011 Refinancing, the Company utilized proceeds of the Senior Credit Facility to repay in full its prior senior credit facility and then-outstanding senior and senior subordinated notes, and the four interest rate swap agreements were settled and terminated for an aggregate cost of $8.7 million, of which $5.8 million was reclassified from accumulated other comprehensive income (loss) to interest expense. No such material derivative instruments are currently outstanding.

  Reclassifications

        Certain amounts in the consolidated financial statements of prior year periods have been reclassified to conform to the current period's presentation. These changes were reflected for all periods presented.

  Recently Issued Accounting Pronouncements

        In February 2013, the Financial Accounting Standards Board (the "FASB") issued an accounting standard regarding the reclassification of amounts out of accumulated other comprehensive income ("AOCI"). This standard does not change the current requirements for reporting net income or other comprehensive income. However, the standard requires disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the footnotes to the financial statements. Amounts that are not required to be reclassified in their entirety to net income must be cross-

GNC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

referenced to other disclosures that provide additional detail. This guidance is effective for fiscal years beginning after December 15, 2012. The Company adopted this guidance during the first quarter of 2013. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

        In July 2013, the FASB issued an accounting standard regarding the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This standard requires entities to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss ("NOL") or tax credit carryforward whenever the NOL or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed. This accounting standard update requires entities to assess whether to net the unrecognized tax benefit with a deferred tax asset as of the reporting date. This guidance is effective for fiscal years beginning after December 15, 2013, with early adoption permitted. The Company will adopt this guidance during the first quarter of 2014, and does not believe this standard will have a material impact on the consolidated financial statements.

NOTE 3. INVENTORIES, NET

        The net carrying value of inventories consisted of the following:

	December 31,
	2013	2012
	(in thousands)
Finished product ready for sale	$458,366	$415,096
Work-in-process, bulk product and raw materials	81,575	70,022
Packaging supplies	7,975	6,481

Total	$547,916	$491,599

NOTE 4. INCOME TAXES

        Income before income taxes consisted of the following components:

	Year ended December 31,
	2013	2012	2011
	(in thousands)
Domestic	$389,459	$372,669	$206,971
Foreign	18,010	7,615	633

Total income before income taxes	$407,469	$380,284	$207,604

GNC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4. INCOME TAXES (Continued)

        Income tax expense (benefit) for all periods consisted of the following components:

	Year ended December 31,
	2013	2012	2011
	(in thousands)
Current:
Federal	$120,137	$117,332	$63,130
State	15,433	21,099	13,371
Foreign	8,656	5,022	4,091

	144,226	143,453	80,592
Deferred:
Federal	(363)	(2,238)	(3,310)
State	(955)	(1,222)	(1,351)
Foreign	(460)	95	(660)

	(1,778)	(3,365)	(5,321)

Income tax expense	$142,448	$140,088	$75,271

        The following table summarizes the differences between the Company's effective tax rate for financial reporting purposes and the federal statutory tax rate:

	Year ended December 31,
	2013	2012	2011
Percent of pretax earnings:
Statutory federal tax rate	35.0%	35.0%	35.0%
Increase (reduction) resulting from:
State income tax, net of federal tax benefit	3.1%	3.2%	3.0%
Other permanent differences	0.1%	0.6%	2.0%
International operations, net of foreign tax credits	0.0%	(0.1)%	(1.6)%
Federal tax credits and income deductions	(2.1)%	(2.1)%	(2.4)%
Tax impact of uncertain tax positions and other	(1.1)%	0.2%	0.3%

Effective income tax rate	35.0%	36.8%	36.3%

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

GNC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4. INCOME TAXES (Continued)

        Significant components of the Company's deferred tax assets and liabilities consisted of the following:

	December 31,
	2013			2012
	Assets	Liabilities	Net	Assets	Liabilities	Net
	(in thousands)
Deferred tax:
Current assets (liabilities):
Operating reserves	$3,345	$—	$3,345	$4,507	$—	$4,507
Deferred revenue	2,871	—	2,871	2,377	—	2,377
Prepaid expenses	—	(5,699)	(5,699)	—	(3,901)	(3,901)
Accrued worker compensation	2,562	—	2,562	2,436	—	2,436
Other	3,790	(3,051)	739	3,028	(3,182)	(154)

Total current	$12,568	$(8,750)	$3,818	$12,348	$(7,083)	$5,265
Non-current assets (liabilities):
Intangibles	$—	$(324,606)	$(324,606)	$—	$(318,429)	$(318,429)
Fixed assets	17,410	—	17,410	14,809	—	14,809
Stock compensation	3,111	—	3,111	2,711	—	2,711
Net operating loss carryforwards	6,763	—	6,763	7,020	—	7,020
Long-term rent liabilities	9,766	—	9,766	8,141	—	8,141
Other	5,744	—	5,744	4,310	—	4,310
Valuation allowance	(565)	—	(565)	(1,765)	—	(1,765)

Total non-current	$42,229	$(324,606)	$(282,377)	$35,226	$(318,429)	$(283,203)

Total net deferred taxes	$54,797	$(333,356)	$(278,559)	$47,574	$(325,512)	$(277,938)

        As of December 31, 2013 and 2012, the Company had deferred tax assets relating to state net operating losses ("NOLs") in the amount of $5.3 million and $5.9 million, respectively. As of December 31, 2012, a valuation allowance was provided for certain NOLs, as the Company currently believes that these NOLs, with lives ranging from five to twenty years, may not have been realizable prior to their expiration. During 2013, 2012 and 2011, the Company recorded a valuation allowance adjustment of $1.2 million, $1.2 million and $1.5 million, respectively, which impacted income tax expense. These valuation allowance adjustments reflect a change in circumstances, including a tax law change, which caused a change in judgment about the realizability of certain deferred tax assets, related to state NOLs.

        The Company does not have any material undistributed earnings of international subsidiaries, at December 31, 2013 and 2012, as these subsidiaries are either considered to be branches for United States tax purposes, to have incurred cumulative NOLs, or to have only minimal undistributed earnings.

        In addition, at December 31, 2013 and 2012, the Company had a liability of $10.8 million and $12.9 million, respectively, for unrecognized tax benefits. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. Accrued interest and penalties were $4.2 million and $5.7 million as of December 31, 2013 and 2012, respectively.

GNC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4. INCOME TAXES (Continued)

        As of December 31, 2013, the Company is not aware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

        Holdings files a consolidated federal tax return and various consolidated and separate tax returns as prescribed by the tax laws of the state, local and international jurisdictions in which it and its subsidiaries operate. The Company's 2010 and 2011 federal income tax returns have been examined by the Internal Revenue Service. The Company has various state and local jurisdiction tax years open to examination (earliest open period 2005), and the Company also has certain state and local jurisdictions currently under audit. As of December 31, 2013, the Company believes that it is appropriately reserved for any potential federal and state income tax exposures.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2013	2012	2011
	(in thousands)
Balance of unrecognized tax benefits at beginning of period	$12,882	$10,574	$8,720
Additions for tax positions taken during current period	873	1,215	1,104
Additions for tax positions taken during prior periods	1,965	4,220	750
Reductions for tax positions taken during prior periods	(4,068)	(1,439)	—
Settlements	(804)	(1,688)	—

Balance of unrecognized tax benefits at end of period	$10,848	$12,882	$10,574

        At December 31, 2013, the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $10.8 million. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, the Company believes that its unrecognized tax benefits reflect the most likely outcome. The Company adjusts these unrecognized tax benefits, as well as the related interest, in light of changing facts and circumstances. Settlement of any particular position could require the use of cash. Favorable resolution would be recognized as a reduction to its effective income tax rate in the period of resolution.

NOTE 5. GOODWILL, BRANDS, AND OTHER INTANGIBLE ASSETS, NET

        For the years ended December 31, 2013, 2012 and 2011, the Company acquired 16, 29 and 30 franchise stores, respectively. These acquisitions are accounted for utilizing the purchase method of accounting, and the Company records the acquired inventory, fixed assets, franchise rights and goodwill, with an applicable reduction to receivables and cash. For the years ended December 31, 2013, 2012 and 2011, the total purchase prices associated with these acquisitions were $2.9 million, $4.4 million and $3.4 million, respectively, of which $1.7 million, $2.1 million and $1.6 million, respectively, was paid in cash.

        On October 2, 2013, the Company acquired the assets and assumed the liabilities of DiscountSupplements.com, which was accounted for as a business combination. The total purchase price for this acquisition was approximately $33.3 million. Of the purchase price, $24.6 million was allocated to goodwill, $9.6 million to amortizable intangibles, $4.9 million of inventory, $0.5 million of accounts receivable, $0.6 million of property, plant and equipment, $0.2 million to current assets, $2.8 million of

GNC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5. GOODWILL, BRANDS, AND OTHER INTANGIBLE ASSETS, NET (Continued)

accounts payable, $2.4 million of deferred tax liabilities, $1.5 million of other current liabilities, and $6.2 million of other long term liabilities.

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

        The Company's acquisitions of LuckyVitamin.com and DiscountSupplements.com did not have a material impact on the Company's consolidated financial statements, and therefore pro forma disclosures have not been presented.

        The following table summarizes the Company's goodwill activity:

	Retail	Franchising	Manufacturing/ Wholesale	Total
	(in thousands)
Balance at December 31, 2011—Net	$317,733	$117,303	$202,841	$637,877

Acquired franchise stores	2,038	—	—	2,038

Balance at December 31, 2012—Net	$319,771	$117,303	$202,841	$639,915

Acquired franchise stores	1,431	—	—	1,431
Acquisition of DiscountSupplements.com	24,582	—	—	24,582
Translation effect of exchange rates	418	—	—	418

Balance at December 31, 2013—Net	$346,202	$117,303	$202,841	$666,346

        Intangible assets other than goodwill consisted of the following:

	Retail Brand	Franchise Brand	Operating Agreements	Other Intangibles	Total
	(in thousands)
Balance at December 31, 2011	$500,000	$220,000	$138,970	$10,619	$869,589

Acquired franchise stores	—	—	—	701	701
Amortization expense	—	—	(6,653)	(1,920)	(8,573)

Balance at December 31, 2012	$500,000	$220,000	$132,317	$9,400	$861,717

Acquired franchise stores	—	—	—	329	329
Acquisitions	—	—	—	9,565	9,565
Amortization expense	—	—	(6,652)	(2,347)	(8,999)
Translation effect of exchange rates	—	—	—	162	162

Balance at December 31, 2013	$500,000	$220,000	$125,665	$17,109	$862,774

GNC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5. GOODWILL, BRANDS, AND OTHER INTANGIBLE ASSETS, NET (Continued)

        The following table reflects the gross carrying amount and accumulated amortization for each major intangible asset:

		December 31, 2013			December 31, 2012
	Weighted- Average Life	Cost	Accumulated Amortization	Carrying Amount	Cost	Accumulated Amortization	Carrying Amount
		(in thousands)
Brands—retail	—	$500,000	$—	$500,000	$500,000	$—	$500,000
Brands—franchise	—	220,000	—	220,000	220,000	—	220,000
Retail agreements	30.3	31,000	(7,301)	23,699	31,000	(6,249)	24,751
Franchise agreements	25.0	70,000	(19,017)	50,983	70,000	(16,217)	53,783
Manufacturing agreements	25.0	70,000	(19,017)	50,983	70,000	(16,217)	53,783
Other intangibles	8.2	20,327	(3,995)	16,332	10,600	(2,151)	8,449
Franchise rights	3.7	5,463	(4,686)	777	5,134	(4,183)	951

Total	23.5	$916,790	$(54,016)	$862,774	$906,734	$(45,017)	$861,717

        The following table represents future estimated amortization expense of intangible assets with finite lives:

Years ending December 31,	Estimated amortization expense
(in thousands)
2014	$12,952
2015	12,820
2016	11,987
2017	9,996
2018	9,952
Thereafter	85,067

Total	$142,774

        Such estimates do not reflect the impact of future foreign exchange rates changes.

GNC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6. PROPERTY, PLANT AND EQUIPMENT, NET

        Property, plant and equipment consisted of the following:

	December 31,
	2013	2012
	(in thousands)
Land, buildings and improvements	$66,851	$66,119
Machinery and equipment	115,681	107,664
Leasehold improvements	115,815	102,902
Furniture and fixtures	91,113	79,747
Software	34,166	29,956
Construction in progress	3,964	1,856

Total property, plant and equipment	427,590	$388,244
Less: accumulated depreciation	(220,836)	(188,757)

Net property, plant and equipment	$206,754	$199,487

        The Company recognized depreciation expense of property, plant and equipment of $42.8 million, $40.7 million and $38.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.

NOTE 7. DEFERRED REVENUE AND OTHER CURRENT LIABILITIES

        Other current liabilities consisted of the following:

	December 31,
	2013	2012
	(in thousands)
Deferred revenue	$37,193	$41,465
Accrued payroll	23,023	33,522
Other current liabilities	46,243	41,350

Total	$106,459	$116,337

        Deferred revenue consists primarily of Gold Card membership fees and gift card deferrals. Other current liabilities consist of the liabilities related to accrued taxes, benefits, workers compensation, accrued interest and other occupancy.

GNC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8. LONG-TERM DEBT / INTEREST EXPENSE

        Long-term debt consisted of the following:

	December 31,
	2013	2012
	(in thousands)
2011 Senior Credit Facility	$1,345,987	$1,096,112
Other	1,112	2,450

Total Debt	$1,347,099	$1,098,562
Less: current maturities	(5,443)	(3,817)

Long-term Debt	$1,341,656	$1,094,745

        At December 31, 2013, the Company's total debt principal maturities are as follows:

Years Ending December 31,	Senior Credit Facility(a)	Other	Total
	(in thousands)
2014	$4,550	$893	$5,443
2015	4,550	219	4,769
2016	4,550	—	4,550
2017	4,550	—	4,550
2018	4,550	—	4,550
2019	1,327,250	—	1,327,250

Total	$1,350,000	$1,112	$1,351,112

(a)
The Senior Credit Facility includes the original discount of $4.0 million.

        The Company's net interest expense is as follows:

	For the year ended December 31,
	2013	2012	2011
	(in thousands)
Senior Credit Facility:
Term Loan	42,020	41,216	38,356
Revolver	680	533	598
Early extinguishment of debt	5,712	1,343	19,855
Deferred financing fees amortization	2,087	3,920	2,412
Mortgage and other interest expense	159	168	766
OID amortization	2,625	404	344
Interest income	(254)	(28)	(1,110)
Senior Notes	—	—	4,808
Senior Subordinated Notes	—	—	3,055
Termination of interest rate swaps	—	—	5,819

Interest expense, net	53,029	47,556	74,903

GNC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8. LONG-TERM DEBT / INTEREST EXPENSE (Continued)

        The following is a summary of the Company's debt:

        Senior Credit Facility.    In March 2011, Centers entered into the Senior Credit Facility, consisting of the Term Loan Facility and the Revolving Credit Facility. As of December 31, 2013, the Company believes that it is in compliance with all covenants under the Senior Credit Facility. As of December 31, 2013, $1.1 million of the Revolving Credit Facility was pledged to secure letters of credit. The Senior Credit Facility permits the Company to prepay a portion or all of the outstanding balance without incurring penalties (except London Interbank Offering Rate ("LIBOR") breakage costs). GNC Corporation, the Company's indirect wholly owned subsidiary ("GNC Corporation"), and Centers' existing and future domestic subsidiaries have guaranteed Centers' obligations under the Senior Credit Facility. In addition, the Senior Credit Facility is collateralized by first priority pledges (subject to permitted liens) of substantially all of Centers' assets, including its equity interests and the equity interests of its domestic subsidiaries.

        On August 1, 2012, Centers amended the Senior Credit Facility to, among other amendments, provide additional commitments of $200 million for incremental term loans.

        In October 2012, Centers entered into an amendment to the Senior Credit Facility that included changes to ABR, LIBOR, and Applicable Margin rates. Specifically, as amended, the facility allowed the Company to borrow at a rate per annum equal to (A) the sum of (i) the greatest of (a) the prime rate (as publicly announced by JPMorgan Chase Bank, N.A. as its prime rate in effect), (b) the federal funds effective rate plus 0.50%, (c) one month adjusted LIBOR plus 1.0% and (d) 2.25% with respect to Revolving Credit Facility and 2.00% with respect to Term Loan Facility plus (ii) the applicable margin of 2.0% with respect to Revolving Credit Facility and 1.75% with respect to Term Loan Facility or (B) the sum of (i) the greater of (a) adjusted LIBOR or (b) 1.25% with respect to Revolving Credit Facility and 1.00% with respect to Term Loan Facility plus (ii) an applicable margin of 3.0% for amounts borrowed under the Revolver Credit Facility and 2.75% with respect to amounts outstanding under the Term Loan Facility. As of December 31, 2012, the Company's interest rate on its Senior Credit Facility was 3.75%, as a result of the interest rate minimum requirement as described above.

        During the fourth quarter of 2013, Centers amended and restated the Senior Credit Facility to, among other amendments, increase the size of the Term Loan Facility by $252.5 million, increase the amount available for borrowings under the Revolving Credit Facility from $80 million to $130 million, extend the Revolving Credit Facility maturity date to March 2017, and extend the maturity of the Term Loan Facility to March 2019. The amendment also included changes to ABR, LIBOR, and Applicable Margin rates. Specifically, the Company may, at its option, borrow at a rate per annum equal to (A) the sum of (i) the greatest of (a) the prime rate (as publicly announced by JPMorgan Chase Bank, N.A. as its prime rate in effect), (b) the federal funds effective rate plus 0.50%, (c) one month adjusted LIBOR plus 1.0% and (d) 1.75% with respect to Term Loan Facility plus (ii) the applicable margin of 1.25% with respect to borrowings under the Revolving Credit Facility and 1.5% with respect to amounts outstanding under the Term Loan Facility or (B) the sum of (i) the greater of (a) adjusted LIBOR or (b) 0.75% with respect to amounts outstanding under the Term Loan Facility plus (ii) the applicable margin of 2.25% with respect to borrowings under the Revolving Credit Facility and 2.5% with respect to amounts outstanding under the Term Loan Facility. As of December 31, 2013, the Company's current interest rate on its Senior Credit Facility is 3.25%, as a result of the interest rate minimum requirement as described above. As of December 31, 2013 and 2012, the outstanding letter of credit fee was 2.50% and 3.00%, respectively, and

GNC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8. LONG-TERM DEBT / INTEREST EXPENSE (Continued)

the commitment fee on the undrawn portion of the Revolving Credit Facility was 0.5% at both December 31, 2013 and 2012.

        The Senior Credit Facility contains customary covenants, including incurrence covenants and certain other limitations on the ability of GNC Corporation, Centers, and Centers' subsidiaries to, among other things, make optional payments in respect of other debt instruments, pay dividends or other payments on capital stock, and enter into arrangements that restrict their ability to pay dividends or grant liens.

        In connection with the Refinancing in 2011, Centers used a portion of the net proceeds from the Term Loan Facility to refinance its former indebtedness, including all outstanding indebtedness under the Old Senior Credit Facility, the Senior Notes and the Senior Subordinated Notes.

NOTE 9. FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS

        Fair value is defined as a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the standard establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

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

        The following table presents the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2013 by level within the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$142,800	$—	$—
Other long-term assets	$—	$6,124	$—

        The following table presents the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2012 by level within the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$85,006	$—	$—
Other long-term assets	$—	$4,397	$—

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

        At December 31, 2013 and 2012, the Company's financial instruments consisted of cash and cash equivalents, receivables, franchise notes receivable, accounts payable, and long-term debt. The carrying amount of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximates their respective fair values because of the short maturities of these instruments. Based on the interest rates currently available and their underlying risk, the carrying value of the franchise notes receivable approximates their fair values. These fair values are reflected net of reserves for uncollectable accounts.

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

	December 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Cash and cash equivalents	$226,217	$226,217	$158,541	$158,541
Receivables, net	144,833	144,833	129,641	129,641
Franchise notes receivable, net	10,163	10,163	7,589	7,589
Accounts payable	135,164	135,164	125,165	125,165
Long-term debt (including current portion)	1,347,099	1,343,732	1,098,562	1,101,309

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

GNC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10. LONG-TERM LEASE OBLIGATIONS (Continued)

        The composition of the Company's rental expense included the following components:

	Year ended December 31,
	2013	2012	2011
	(in thousands)
Retail stores:
Rent on long-term operating leases, net of sublease income	$137,076	$126,411	$120,170
Landlord related taxes	19,552	18,399	16,940
Common operating expenses	34,978	33,589	31,969
Percent rent	23,943	23,276	20,824

Total retail stores rent expense	215,549	201,675	189,903
Truck fleet	4,491	5,350	4,979
Other	13,484	13,401	11,883

Total	$233,524	$220,426	$206,765

        Rent on long-term operating leases is net of sublease income of $37.7 million, $35.7 million and $33.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.

        Minimum future obligations for non-cancelable operating leases with initial or remaining terms of at least one year in effect at December 31, 2013 are as follows:

	Company Retail Stores	Franchise Retail Stores	Other	Sublease Income	Total
	(in thousands)
2014	$127,555	$27,619	$6,132	$(27,619)	$133,687
2015	108,798	23,519	5,371	(23,519)	114,169
2016	92,707	19,186	4,051	(19,186)	96,758
2017	70,412	13,735	2,956	(13,735)	73,368
2018	44,528	7,259	1,382	(7,259)	45,910
Thereafter	78,228	10,783	12,985	(10,783)	91,213

	$522,228	$102,101	$32,877	$(102,101)	$555,105

NOTE 11. COMMITMENTS AND CONTINGENCIES

Litigation

        The Company is engaged in various legal actions, claims and proceedings arising in the normal course of business, including claims related to breach of contracts, products liabilities, intellectual property matters and employment-related matters resulting from the Company's business activities.

        The Company records accruals for outstanding legal matters when it believes it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. The Company evaluates, on a quarterly basis, developments in legal matters that could affect the amount of any accrual and developments that would make a loss contingency both probable and reasonably estimable. If a loss contingency is not both probable and estimable, the Company does not establish an accrued liability. Currently, none of the Company's accruals for outstanding legal matters are material individually or in the

GNC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11. COMMITMENTS AND CONTINGENCIES (Continued)

aggregate to the Company's financial position. However, if the Company ultimately is required to make a payment in connection with an adverse outcome in any of the matters discussed below, it is possible that it could have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

        The Company's contingencies are subject to substantial uncertainties, including for each such contingency the following, among other factors: (i) the procedural status of the case; (ii) whether the case has or may be certified as a class action suit; (iii) the outcome of preliminary motions; (iv) the impact of discovery; (v) whether there are significant factual issues to be determined or resolved; (vi) whether the proceedings involve a large number of parties and/or parties and claims in multiple jurisdictions or jurisdictions in which the relevant laws are complex or unclear; (vii) the extent of potential damages, which are often unspecified or indeterminate; and (viii) the status of settlement discussions, if any, and the settlement posture of the parties. Consequently, except as otherwise noted below with regard to a particular matter, the Company cannot predict with any reasonable certainty the timing or outcome of the legal matters described below, and the Company is unable to estimate a possible loss or range of loss.

        As a manufacturer and retailer of nutritional supplements and other consumer products that are ingested by consumers or applied to their bodies, the Company has been and is currently subjected to various product liability claims. Although the effects of these claims to date have not been material to the Company, it is possible that current and future product liability claims could have a material adverse effect on its business or financial condition, results of operations or cash flows. The Company currently maintains product liability insurance with a deductible/retention of $4.0 million per claim with an aggregate cap on retained loss of $10.0 million. The Company typically seeks and has obtained contractual indemnification from most parties that supply raw materials for its products or that manufacture or market products it sells. The Company also typically seeks to be added, and has been added, as an additional insured under most of such parties' insurance policies. The Company is also entitled to indemnification by Numico for certain losses arising from claims related to products containing ephedra or Kava Kava sold prior to December 5, 2003. However, any such indemnification or insurance is limited by its terms and any such indemnification, as a practical matter, is limited to the creditworthiness of the indemnifying party and its insurer, and the absence of significant defenses by the insurers. Consequently, the Company may incur material products liability claims, which could increase its costs and adversely affect its reputation, revenue and operating income.

        Hydroxycut Claims.    On May 1, 2009, the FDA issued a warning on several Hydroxycut-branded products manufactured by Iovate Health Sciences U.S.A., Inc. ("Iovate") based on 23 reports of liver injuries from consumers who claimed to have used the products between 2002 and 2009. As a result, Iovate voluntarily recalled 14 Hydroxycut-branded products.

        Following the recall, the Company was named, among other defendants, in approximately 93 lawsuits related to Hydroxycut-branded products in 14 states. Iovate previously accepted the Company's tender request for defense and indemnification under its purchasing agreement with the Company in these matters. The Company's ability to obtain full recovery in respect of any claims against the Company in connection with products manufactured by Iovate under the indemnity is dependent on Iovate's insurance coverage, the creditworthiness of its insurer, and the absence of significant defenses by such insurer. To the extent the Company is not fully compensated by Iovate's insurer, it can seek recovery directly from Iovate. The Company's ability to fully recover such amounts may be limited by the creditworthiness of Iovate.

GNC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11. COMMITMENTS AND CONTINGENCIES (Continued)

        As of December 31, 2013, there were 73 pending lawsuits related to Hydroxycut in which the Company had been named: 67 individual, largely personal injury claims and six putative class action cases, generally inclusive of claims of consumer fraud, misrepresentation, strict liability and breach of warranty.

        The United States Judicial Panel on Multidistrict Litigation consolidated pretrial proceedings of many of the pending actions in the Southern District of California (In re: Hydroxycut Marketing and Sales Practices Litigation, MDL No. 2087). The parties in the consolidated class actions reached a settlement, but the Court denied approval of that settlement in October 2013. The parties have since reached a revised settlement, which remains subject to Court approval. The Company is not required to make any payments under the current settlement agreement.

        In May 2013, the parties to the individual personal injury cases signed a Master Settlement Agreement, under which the Company is not required to make any payments. The Master Settlement Agreement required the individual plaintiffs to sign and deliver a release by September 23, 2013. Certain Plaintiffs failed to comply with this requirement and were afforded additional time to comply by the Court. On February 10, 2014, the Court entered an order to show cause compelling the remaining non-compliant plaintiffs to present evidence as to why their claims should not be dismissed. Once all of the releases have been signed (or the Court has dismissed the claims of any remaining non-compliant plaintiffs), the settlement will be funded and the cases dismissed. The Company currently expects that the dismissals will be entered by the end of March 2014. Following resolution of the individual personal injury cases and the settlement of the consolidated class action suits, all of the Hydroxycut claims currently pending against the Company will be resolved without any payment by the Company.

        DMAA Claims.    Prior to December 2013, we sold products manufactured by third parties that contained derivatives from geranium known as 1.3-dimethylpentylamine/ dimethylamylamine/13-dimethylamylamine, or "DMAA," which were recalled from our stores in November 2013. As of February 14, 2014, we were named in 16 lawsuits involving products containing DMAA, including 13 personal injury cases and three putative class action cases. The proceedings associated with these cases, which generally seek indeterminate money damages, are in the early stages, and any liabilities that may arise from these matters are not probable or reasonably estimable at this time. We are contractually entitled to indemnification by our third-party vendor with regard to these matters, although our ability to obtain full recovery in respect of any such claims against us is dependent upon the creditworthiness of our vendor and/or its insurance coverage and the absence of any significant defenses available to its insurer.

        California Wage and Break Claim.    On November 4, 2008, 98 plaintiffs filed individual claims against the Company in the Superior Court of the State of California for the County of Orange, which was removed to the U.S. District Court, Central District of California on February 17, 2009. Each of the plaintiffs had previously been a member of a purported class in a lawsuit filed against the Company in 2007 and resolved in September 2009. The plaintiffs allege that they were not provided all of the rest and meal periods to which they were entitled under California law, and further allege that the Company failed to pay them split shift and overtime compensation to which they were entitled under California law. The plaintiffs also allege derivative claims for inaccurate wage statements, failure to pay wages due at termination, and penalty claims under the California Labor Code. In June 2013, a trial was conducted with respect to the claims of seven of the plaintiffs. The jury returned a verdict in favor of the Company on all claims submitted to the jury, and the Court entered an order in favor of the Company on the one claim submitted to the Court. The claims of five other plaintiffs have been resolved and the claims of eighty-six plaintiffs

GNC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11. COMMITMENTS AND CONTINGENCIES (Continued)

remain, with respect to which discovery is ongoing. As any liabilities that may arise from these matters are not probable or reasonably estimable at this time, no liability has been accrued in the accompanying financial statements.

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

        FLSA Matters.    On June 29, 2010, Dominic Vargas and Anne Hickok, on behalf of themselves and all others similarly situated, sued General Nutrition Corporation and the Company in federal court (U.S. District Court, Western District of Pennsylvania, Case No. 2:05-mc-02025). The two-count complaint alleges, generally, that plaintiffs were required to perform work on an uncompensated basis and that the Company failed to pay overtime for such work. The second count of the complaint alleges the Company retaliated against plaintiffs when they complained about the overtime policy. The Company filed a motion to dismiss count II of the Complaint and on January 6, 2011 the court granted the motion. In fall, 2011, plaintiffs filed their Motion for Class Certification. On August 16, 2012, the Court ruled on the motion, granting in part and denying in part, the motion. Class notice was mailed to putative class members in November 2012 and discovery regarding opt-in plaintiffs is ongoing. As of December 31, 2013, an immaterial liability has been accrued in the accompanying financial statements.

Commitments

        The Company maintains certain purchase commitments with various vendors to ensure its operational needs are fulfilled. As of December 31, 2013, future purchase commitments consisted of $8.2 million. Other commitments related to the Company's business operations cover varying periods of time and are not significant. All of these commitments are expected to be fulfilled with no adverse consequences to the Company's operations of financial condition.

GNC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11. COMMITMENTS AND CONTINGENCIES (Continued)

Environmental Compliance

        In March 2008, the South Carolina Department of Health and Environmental Control (the "DHEC") requested that the Company investigate contamination associated with historical activities at its South Carolina facility. These investigations have identified chlorinated solvent impacts in soils and groundwater that extend offsite from the facility. The Company entered into a Voluntary Cleanup Contract with the DHEC regarding the matter on September 24, 2012. Pursuant to such contract, the Company will submit a plan for additional investigations to the DHEC and will implement the plan upon DHEC's approval. After the Company completes the investigations to understand the extent of the chlorinated solvent impacts, the Company will develop appropriate remedial measures for DHEC approval. At this stage of the investigation, however, it is not possible to estimate the timing and extent of any remedial action that may be required, the ultimate cost of remediation, or the amount of the Company's potential liability, therefore no liability is recorded.

        In addition to the foregoing, the Company is subject to numerous federal, state, local and foreign environmental and health and safety laws and regulations governing its operations, including the handling, transportation and disposal of the Company's non-hazardous and hazardous substances and wastes, as well as emissions and discharges from its operations into the environment, including discharges to air, surface water and groundwater. Failure to comply with such laws and regulations could result in costs for remedial actions, penalties or the imposition of other liabilities. New laws, changes in existing laws or the interpretation thereof, or the development of new facts or changes in their processes could also cause the Company to incur additional capital and operating expenditures to maintain compliance with environmental laws and regulations and environmental permits. The Company is also subject to laws and regulations that impose liability and cleanup responsibility for releases of hazardous substances into the environment without regard to fault or knowledge about the condition or action causing the liability. Under certain of these laws and regulations, such liabilities can be imposed for cleanup of previously owned or operated properties, or for properties to which substances or wastes that were sent in connection with current or former operations at its facilities. The presence of contamination from such substances or wastes could also adversely affect the Company's ability to sell or lease its properties, or to use them as collateral for financing. From time to time, the Company has incurred costs and obligations for correcting environmental and health and safety noncompliance matters and for remediation at or relating to certain of the Company's properties or properties at which the Company's waste has been disposed. However, compliance with the provisions of national, state and local environmental laws and regulations has not had a material effect upon the Company's capital expenditures, earnings, financial position, liquidity or competitive position. The Company believes it has complied with, and is currently complying with, its environmental obligations pursuant to environmental and health and safety laws and regulations and that any liabilities for noncompliance will not have a material adverse effect on its business, financial performance or cash flows. However, it is difficult to predict future liabilities and obligations, which could be material.

NOTE 12. PREFERRED STOCK

        Holdings is authorized to issue up to 60.0 million shares of preferred stock, par value $0.001 per share. No shares of preferred stock were outstanding as of December 31, 2013 and 2012.

GNC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13. STOCKHOLDERS' EQUITY

Common Stock

        Holdings has authorized 300.0 million shares of common stock. At December 31, 2013, there were 94.0 million shares of common stock outstanding.

        The Company periodically evaluates various options for the use of its capital, including the issuance of dividends and repurchase of common stock.

Earnings Per Share

        The following table represents the Company's basic and dilutive weighted average shares:

	Year ended December 31,
	2013	2012	2011
	(in thousands)
Basic weighted average shares	96,481	103,503	100,261
Effect of dilutive employee stock-based compensation awards	902	1,408	2,749

Diluted weighted averages shares	97,383	104,911	103,010

        Unexercised stock options of an immaterial amount, 0.4 million, and 2.0 million shares for the years ended December 31, 2013, 2012 and 2011, respectively, were not included in the computation of diluted earnings per share because the impact of applying the treasury stock method to these options was anti-dilutive.

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

        Up to 8.5 million shares of common stock may be issued under the 2011 Stock Plan (subject to adjustment to reflect certain transactions and events specified in the 2011 Stock Plan for any award grant). If any award granted under the 2011 Stock Plan expires, terminates or is cancelled without having been exercised in full, the number of shares underlying such unexercised award will again become available for awards under the 2011 Stock Plan. The total number of shares of common stock available for awards under

GNC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14. STOCK-BASED COMPENSATION PLANS (Continued)

the 2011 Stock Plan will be reduced by (i) the total number of stock options or stock appreciation rights exercised, regardless of whether any of the shares of common stock underlying such awards are not actually issued to the participant as the result of a net settlement, and (ii) any shares of common stock used to pay any exercise price or tax withholding obligation. In addition, the number of shares of common stock that are subject to restricted stock, performance shares or other stock-based awards that are not subject to the appreciation of the value of a share of common stock ("Full Share Awards") that may be granted under the 2011 Stock Plan is limited by counting shares granted pursuant to such awards against the aggregate share reserve as 1.8 shares for every share granted. If any stock option, stock appreciation right or other stock-based award that is not a Full Share Award is cancelled, expires or terminates unexercised for any reason, the shares covered by such awards will again be available for the grant of awards under the 2011 Stock Plan. If any shares of common stock that are subject to restricted stock, performance shares or other stock-based awards that are Full Share Awards are forfeited for any reason, 1.8 shares of common stock will again be available for the grant of awards under the 2011 Stock Plan.

        The Company utilizes the Black Scholes model to calculate the fair value of options under both the 2011 Stock Plan and the 2007 Stock Plan. The resulting compensation cost is recognized in the Company's financial statements over the option vesting period. The Company recognized $7.8 million, $4.8 million and $3.9 million of non-cash stock-based compensation expense for the year ended December 31, 2013, 2012 and 2011, respectively. At December 31, 2013, there was approximately $16.9 million of total unrecognized compensation cost related to non-vested stock-based compensation for all awards previously made that are expected to be recognized over a weighted average period of approximately 1.7 years.

        During the year ended December 31, 2013, the total intrinsic value of awards exercised was $44.6 million and the total amount of cash received from the exercise of options was $14.6 million. The total tax impact associated with the exercise of awards for the year ended December 31, 2013 was a benefit of $17.9 million, of which $15.4 was recorded to paid-in-capital.

        During the year ended December 31, 2012, the total intrinsic value of awards exercised was $101.8 million and the total amount of cash received from the exercise of options was $26.0 million. The total tax impact associated with the exercise of awards for the year ended December 31, 2012 was a benefit of $39.8 million, of which $37.5 was recorded to paid-in-capital.

        During the year ended December 31, 2011, the total intrinsic value of awards exercised was $60.9 million and the total amount of cash received from the exercise of options was $28.5 million. The total tax impact associated with the exercise of awards for the year ended December 31, 2011 was a benefit of $22.4 million, of which $20.4 was recorded to paid-in-capital.

GNC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14. STOCK-BASED COMPENSATION PLANS (Continued)

        The following table sets forth a summary of stock options under all plans for the year ended December 31, 2013:

	Total Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2012	3,159,542	$18.96
Granted	61,485	53.54
Exercised	(1,221,632)	11.87
Forfeited	(112,241)	28.12

Outstanding at December 31, 2013	1,887,154	$24.14	5.6	$64,768

Exercisable at December 31, 2013	576,562	$21.92	5.4	$21,060

        At December 31, 2013, the weighted average remaining contractual life of exercisable options was 5.4 years. The weighted average fair value of options granted during 2013, 2012 and 2011 was $16.16, $10.38, and $7.23, respectively.

        The Black-Scholes model utilizes the following assumptions in determining a fair value: price of underlying stock, award exercise price, expected term, risk-free interest rate, expected dividend yield and expected stock price volatility over the award's expected term. Due to the utilization of these assumptions, the existing models do not necessarily represent the definitive fair value of awards for future periods. As the IPO occurred during the second quarter of 2011, the option term has been estimated by considering both the vesting period, which typically for both plans has been five or four years, and the contractual term, which historically has been either seven or ten years. Prior to the IPO, the fair value of the common stock was estimated based upon the net enterprise value of the Company, discounted to reflect the lack of liquidity and control associated with the stock. Since the consummation of the IPO, the fair value of the stock has been based upon the closing price of the common stock as reported on the NYSE. Volatility is estimated based upon the Company utilizing its current peer group average.

        The assumptions used in the Company's Black Scholes valuation related to stock option grants made during each period below were as follows:

	Year ended December 31,
	2013	2012	2011
Dividend yield	1.0%-1.4%	1.2%-1.4%	0.00%
Expected option life	4.8 years	4.8-5.0 years	4.5-7.0 years
Volatility factor percentage of market price	35.9%-40.5%	40.0%-40.7%	38.5%-39.2%
Discount rate	0.7%-1.4%	0.6%-0.9%	1.5%-2.9%

GNC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14. STOCK-BASED COMPENSATION PLANS (Continued)

        The following table sets forth a summary of restricted stock awards granted under the 2011 Stock Plan and related information for the year ended December 31, 2013:

	Restricted Stock	Weighted Average Grant- Date Fair Value
Outstanding at December 31, 2012	123,941	$24.24
Granted	18,497	44.15
Vested	(13,221)	39.96
Forfeited	(14,236)	28.05

Outstanding at December 31, 2013	114,981	$25.16

        Under the 2011 Stock Plan, the Company granted time vesting and performance vesting restricted stock units. Time vesting restricted stock units vest over a period of three years. Performance vesting restricted stock units vest based on the passage of time, earnings per share, and revenue growth; based on the extent to which the targets are achieved, vested shares may range from 0% to 200% of the original share amount. The unrecognized compensation cost related to the performance vesting restricted stock units is adjusted as necessary to reflect changes in the probability that the vesting criteria will be achieved.

        The following table sets forth a summary of restricted stock units and performance stock units granted under the 2011 Stock Plan and related information for the year ended December 31, 2013:

	Time Vesting Restricted Stock Units	Weighted Average Grant- Date Fair Value	Performance Vesting Restricted Stock Units	Weighted Average Grant- Date Fair Value
Outstanding at December 31, 2012	171,937	$36.16	—	$—
Granted	37,744	53.44	58,226	45.76
Vested	(56,637)	35.85	—	—
Forfeited	(11,746)	37.24	(2,860)	42.19

Outstanding at December 31, 2013	141,298	$40.81	55,366	$45.94

NOTE 15. RETIREMENT PLANS

        The Company sponsors a 401(k) defined contribution savings plan covering substantially all employees. Full time employees who have completed 30 days of service and part time employees who have completed 1,000 hours of service are eligible to participate in the plan. The plan provides for employee contributions of 1% to 80% of individual compensation into deferred savings, subject to IRS limitations. The plan provides for Company contributions upon the employee meeting the eligibility requirements. The Company match consists of both a fixed and a discretionary match which is based on a specified financial target for all participants in the plan. The fixed match is 50% on the first 3% of the salary that an employee defers and the discretionary match could be up to an additional 50% match on the 3% deferral. A discretionary match can be approved at any time by the Company.

GNC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15. RETIREMENT PLANS (Continued)

        An employee becomes vested in the Company match portion as follows:

Years of Service	Percent Vested
0-1	0%
1-2	33%
2-3	66%
3+	100%

        The Company made cash contributions to the 401(k) plan of $1.6 million, $1.5 million and $1.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. In addition, the Company made a discretionary match for the 2011 plan year of $1.3 million in February 2012, for the 2012 plan year of $1.5 million in February 2013, and for the 2013 plan year will make a cash contribution of $0.8 million in February 2014.

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

NOTE 16. SEGMENTS

        The Company has three reportable segments, each of which represents an identifiable component of the Company for which separate financial information is available. This information is utilized by management to assess performance and allocate assets accordingly. The Company's management evaluates segment operating results based on several indicators. The primary key performance indicators are sales and operating income or loss for each segment. Operating income or loss, as evaluated by management, excludes certain items that are managed at the consolidated level, such as distribution and warehousing, impairments and other corporate costs. The following table represents key financial information for each of the Company's reportable segments, identifiable by the distinct operations and management of each: Retail, Franchising, and Manufacturing/Wholesale. The Retail reportable segment includes the Company's corporate store operations in the United States, Canada, Puerto Rico and its websites GNC.com, LuckyVitamin.com, and DiscountSupplements.com. The Franchise reportable segment represents the Company's franchise operations, both domestically and internationally. The Manufacturing/Wholesale reportable segment represents the Company's manufacturing operations in South Carolina and the Wholesale sales business. This segment supplies the Retail and Franchise segments, along with various third parties, with finished products for sale. The Warehousing and Distribution and Corporate costs represent the Company's administrative expenses. The accounting policies of the segments are the same as those described in Note 1, "Basis of Presentation and Summary of Significant Accounting Policies."

GNC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16. SEGMENTS (Continued)

        The following table represents key financial information of the Company's segments:

	December 31,
	2013	2012	2011
	(in thousands)
Revenue:
Retail	$1,926,770	$1,785,001	$1,518,494
Franchise	440,464	408,108	334,792
Manufacturing/Wholesale:
Intersegment revenues	269,488	263,177	224,127
Third Party	263,074	236,874	218,893

Sub total Manufacturing/Wholesale	532,562	500,051	443,020
Sub total segment revenues	2,899,796	2,693,160	2,296,306
Elimination of intersegment revenues	(269,488)	(263,177)	(224,127)

Total revenue	$2,630,308	$2,429,983	$2,072,179

Operating income:
Retail	$360,156	$346,420	$243,506
Franchise	156,035	136,463	111,261
Manufacturing/Wholesale	104,709	95,462	82,185
Unallocated corporate and other costs:
Warehousing and distribution costs	(66,614)	(63,297)	(60,539)
Corporate costs	(81,435)	(85,282)	(80,370)
Transaction and restructuring related costs	(12,353)	(1,926)	(13,536)

Sub total unallocated corporate and other costs	(160,402)	(150,505)	(154,445)

Total operating income	460,498	427,840	282,507
Interest expense, net	53,029	47,556	74,903

Income before income taxes	407,469	380,284	207,604
Income tax expense	142,448	140,088	75,271

Net income	$265,021	$240,196	$132,333

GNC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16. SEGMENTS (Continued)

	December 31
	2013	2012	2011
	(in thousands)
Depreciation and amortization:
Retail	$30,769	$28,309	$25,982
Franchise	3,004	3,052	2,873
Manufacturing / Wholesale	11,003	11,490	11,585
Corporate / Other	7,038	6,406	6,350

Total depreciation and amortization	$51,814	$49,257	$46,790

Capital expenditures:
Retail	$34,835	$27,249	$29,331
Franchise	229	91	684
Manufacturing / Wholesale	8,464	8,032	7,534
Corporate / Other	6,719	6,558	6,268

Total capital expenditures	$50,247	$41,930	$43,817

Total assets
Retail	$1,483,075	$1,412,325	$1,339,325
Franchise	522,996	506,021	491,008
Manufacturing / Wholesale	423,939	417,945	410,171
Corporate / Other	310,337	215,749	189,083

Total assets	$2,740,347	$2,552,040	$2,429,587

Geographic areas
Total revenues:
United States	$2,490,089	$2,311,832	$1,972,121
Foreign	140,219	118,151	100,058

Total revenues	$2,630,308	$2,429,983	$2,072,179

Long-lived assets:
United States	$230,666	$213,208	$196,176
Foreign	8,557	8,447	9,251

Total long-lived assets	$239,223	$221,655	$205,427

GNC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16. SEGMENTS (Continued)

        The following table represents sales by general product category. The category "Other Wellness Products" includes other wellness products sales from the Company's point of sales system and certain required accounting adjustments of $15.4 million, $8.1 million and $2.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.

	December 31,
	2013	2012	2011
	(in thousands)
U.S. Retail Product Categories:
VMHS	$663,625	$624,647	$542,575
Sports Nutrition Products	764,908	686,208	621,751
Diet Products	198,834	192,335	139,612
Other Wellness Products	107,488	113,930	101,957

Total U.S. Retail revenues	1,734,855	1,617,120	1,405,895
Other Retail Revenue(1)	191,915	167,881	112,599

Total Retail Revenue	$1,926,770	$1,785,001	$1,518,494

(1)
Included foreign sales that are presented in total and not by category, as product sales for foreign operations are managed in local currency. Also includes LuckyVitamin.com and DiscountSupplements.com sales, as categories are not consistent with the point of sale categories.

        In addition to the Retail product categories discussed above, Franchise revenues are primarily generated from product sales to franchisees, royalties from franchise retail sales and franchise fees, and Manufacturing/Wholesale sales are generated from sales of manufactured products to third parties, primarily in the VMHS product category.

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

        Once the franchise store is opened, transferred or renewed, the Company has no further obligations under these fees to the franchisee. Therefore, all initial, transfer and renewal franchise fee revenue is recognized in the period in which a franchise store is opened, transferred or date the contract period is renewed. The Company recognized initial franchise fees of $5.1 million, $4.0 million, and $3.0 million for the years ended December 31, 2013, 2012 and 2011, respectively.

GNC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17. FRANCHISE REVENUE (Continued)

        The following is a summary of the Company's franchise revenue by type:

	Year ended December 31,
	2013	2012	2011
	(in thousands)
Product sales	$364,500	$340,574	$275,026
Royalties	58,247	53,047	46,507
Franchise fees	8,166	7,024	5,585
Other	9,551	7,463	7,674

Total franchise revenue	$440,464	$408,108	$334,792

NOTE 18. RELATED PARTY TRANSACTIONS

        ACOF Management Services Agreement.    In connection with the Merger, on March 16, 2007, we entered into a Management Services Agreement (the "Management Services Agreement") with ACOF Operating Manager II, L.P. ("ACOF Operating Manager"), an affiliate of Ares Corporate Opportunities Fund II, L.P. ("Ares"), which was terminated upon the consummation of the IPO. The Management Services Agreement provided for an annual management fee of $0.8 million, payable quarterly and in advance to ACOF Operating Manager, on a pro rata basis, until the tenth anniversary from March 16, 2007 plus any one-year extensions (which extensions occurred automatically on each anniversary date of March 16, 2007), as well as reimbursements for ACOF Operating Manager's, and its affiliates', out-of-pocket expenses in connection with the management services provided under the Management Services Agreement. For the fiscal year ended December 31, 2011, $0.2 million was paid to ACOF Operating Manager in accordance with the terms of the Management Services Agreement.

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

        Special Dividend.    Prior to the consummation of the IPO, OTPP, as the holder of Class B common stock, was entitled to receive ratably an annual special dividend payment equal to an aggregate amount of $0.8 million per year when, as and if declared by the board of directors, for a period of ten years commencing on March 16, 2007 (the "Special Dividend Period"). The special dividend payment was payable in equal quarterly installments on the first day of each quarter commencing on April 1, 2007. For the fiscal year ended December 31, 2011, $0.2 million was paid to OTPP as a special dividend pursuant to the obligations under our Class B common stock.

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

Class B common stock into an equal number of shares of common stock. There were no shares of Class B common stock outstanding at December 31, 2013.

        Sponsors.    Prior to the IPO, Holdings' outstanding common stock was principally owned by Ares and OTPP. In March 2012, OTPP converted all of its shares of Class B common stock into an equal number of shares of common stock. As of December 31, 2012 Ares did not own any shares of the Company's capital stock and OTPP owned less than 10,000 shares of the Company's common stock, and therefore the sponsors are no longer considered related parties.

        Lease Agreements.    At December 31, 2013, General Nutrition Centres Company, the Company's wholly owned subsidiary, was party, as lessee, to 16 lease agreements with Cadillac Fairview Corporation ("Cadillac Fairview"), as lessor, and 1 lease agreement with Ontrea, Inc. ("Ontrea"), as lessor, with respect to properties located in Canada. Each of Cadillac Fairview and Ontrea is a direct wholly owned subsidiary of OTPP. For the years ended December 31, 2012 and 2011, the Company paid $2.4 million and $2.4 million, respectively, under the lease agreements with Cadillac Fairview, and $0.2 million in each such year under the lease agreement with Ontrea. Each lease was negotiated in the ordinary course of business on an arm's length basis.

        Share Repurchase.    On August 9, 2012, in conjunction with the August 2012 Offering, the Company entered into an agreement to repurchase six million shares of common stock directly from Ares at a price of $38.42 per share. The Company funded this repurchase from borrowings under the Incremental Term Loan, together with cash on hand.

GNC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19. QUARTERLY FINANCIAL INFORMATION

        The following table summarizes the Company's 2013 and 2012 quarterly results:

	Three months ended (unaudited)				Year ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	December 31, 2013
	($ in thousands, except per share $)
Total revenue	$664,691	$676,276	$675,594	$613,748	$2,630,308
Gross profit	256,137	255,892	253,945	227,152	993,127
Operating income	124,520	123,671	125,974	86,334	460,498
Net income	72,643	71,688	73,033	47,657	265,021
Weighted average shares outstanding:
Basic	98,997	97,428	95,183	94,636	96,481
Diluted	99,861	98,333	96,078	95,477	97,383
Earnings per share:
Basic	$0.73	$0.74	$0.77	$0.50	$2.75
Diluted	$0.73	$0.73	$0.76	$0.50	$2.72

	Three months ended (unaudited)				Year ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012	December 31, 2012
	($ in thousands, except per share $)
Total revenue	$624,272	$619,081	$621,607	$565,023	$2,429,983
Gross profit	240,709	239,437	235,214	214,377	929,738
Operating income	112,069	117,060	111,177	87,533	427,840
Net income	63,857	66,671	62,229	47,438	240,196
Weighted average shares outstanding:
Basic	105,805	106,517	102,541	99,205	103,503
Diluted	107,746	107,927	103,721	100,119	104,911
Earnings per share:
Basic	$0.60	$0.63	$0.61	$0.48	$2.32
Diluted	$0.59	$0.62	$0.60	$0.47	$2.29

        The sum of the quarterly amounts may not equal the annual amounts due to rounding.

NOTE 20. SUBSEQUENT EVENTS

        On January 30, 2014, the Company announced that its board of directors authorized and declared a cash dividend for the first quarter of 2014 of $0.16 per share of common stock, payable on or about March 28, 2014 to stockholders of record as of the close of business on March 14, 2014.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

Item 9A.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act has been appropriately recorded, processed, summarized and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our CEO and CFO have concluded that, as of December 31, 2013, our disclosure controls and procedures are effective at the reasonable assurance level.

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

        Our management, with the participation of our CEO and CFO, has assessed the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992). Based on this assessment, our management has concluded that, as of December 31, 2013, our internal control over financial reporting was effective based on that framework.

        Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2013, as stated in their report, which is included in Item 8, "Financial Statements and Supplementary Data" of this Annual Report.

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    OTHER INFORMATION.

        None.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Information with respect to this Item will be included in our definitive Proxy Statement to be filed with respect to our 2014 Annual Meeting to be held on May 22, 2014, which is incorporated herein by reference, under the captions "Election of Directors," "Executive Officers," "Other Board Information," and "Section 16(a) Beneficial Ownership Reporting Compliance."

Item 11.    EXECUTIVE COMPENSATION

        Information with respect to this Item will be included in our definitive Proxy Statement to be filed with respect to our 2014 Annual Meeting to be held on May 22, 2014, which is incorporated herein by reference, under the captions "Director Compensation," "Executive Compensation" and "Compensation Discussion and Analysis;" provided, however, that the subsection entitled "Executive Compensation—Compensation Committee Report" shall not be deemed to be incorporated by reference.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

        The following table sets forth information regarding outstanding option awards and shares remaining available for future issuance under each of the GNC Acquisition Holdings Inc. 2007 Stock Incentive Plan (the "2007 Stock Plan") and the GNC Holdings, Inc. 2011 Stock and Incentive Plan (the "2011 Stock Plan") as of December 31, 2013:

Plan Category(1)	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
2007 Stock Plan	276,224	$11.30	—
2011 Stock Plan	1,610,930	$26.34	5,614,148	(2)(3)

Total	1,887,154	$24.14	5,614,148

(1)
The 2007 Stock Plan and 2011 Stock Plan are the only equity compensation plans that we have adopted, and each of 2007 Stock Plan and 2011 Stock Plan has been approved by our stockholders.

(2)
Excludes 1,610,930 outstanding stock options as set forth in the first column, 114,981 shares of outstanding restricted stock, 141,298 shares of outstanding time vesting restricted stock units and 110,732 shares of performance vesting restricted stock units.

(3)
Up to 8,500,000 shares of our common stock may be issued under the 2011 Stock Plan (subject to adjustment to reflect certain transactions and events specified in the 2011 Stock Plan for any award grant). If any award granted under the 2011 Stock Plan expires, terminates or is cancelled without having been exercised in full, the number of shares underlying such unexercised award will again become available for issuance under the 2011 Stock Plan. The total number of shares of our common stock available for awards under the 2011 Stock Plan will be reduced by (i) the total number of stock options or stock appreciation rights exercised, regardless of whether any of the shares of our common stock underlying such awards are not actually issued to the participant as the result of a net settlement and (ii) any shares of our common stock used to pay any exercise price or tax withholding obligation. In addition, the number of shares of our common stock that are subject to restricted stock, performance shares or other stock-based awards that are not subject to the appreciation of the value of a share of our common stock ("Full Share Awards") is limited by counting shares granted pursuant to such Full Share Awards against the aggregate share reserve as 1.8 shares for every share granted. If any stock option, stock appreciation right or other stock-based award that is not a Full Share Award is cancelled, expires or terminates unexercised for any reason, the shares covered by such awards will again be available for issuance under the 2011 Stock Plan. If any shares of our common stock that are subject to Full Share Awards are forfeited for any reason, 1.8 shares of our common stock will again be available for issuance under the 2011 Stock Plan.

          Additional information with respect to this Item will be included in our definitive Proxy Statement to be filed with respect to our 2014 Annual Meeting to be held on May 22, 2014, which is incorporated herein by reference, under the caption "Security Ownership of Certain Beneficial Owners and Management."

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

          Information with respect to this Item will be included in our definitive Proxy Statement to be filed with respect to our 2014 Annual Meeting to be held on May 22, 2014, which is incorporated herein by reference, under the captions "Certain Relationships and Related Transactions," and "Other Board Information—Director Independence."

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

          Information with respect to this Item will be included in our definitive Proxy Statement to be filed with respect to our 2014 Annual Meeting to be held on May 22, 2014, which is incorporated herein by reference, under the caption "Ratification of Appointment of Auditors."

 PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)
Documents filed as part of this Annual Report:

(1)
Financial statements filed in Part II, Item 8 of this Annual Report:

•
Report of Independent Registered Public Accounting Firm

•
Consolidated Balance Sheets

      As of December 31, 2013 and December 31, 2012

    •
    Consolidated Statements of Income

      For the years ended December 31, 2013, 2012 and 2011

    •
    Consolidated Statements of Comprehensive Income

      For the years ended December 31, 2013, 2012 and 2011

    •
    Consolidated Statements of Stockholders' Equity

      For the years ended December 31, 2013, 2012 and 2011

    •
    Consolidated Statements of Cash Flows

      For the years ended December 31, 2013, 2012 and 2011

    •
    Notes to Consolidated Financial Statements

  (2)
  Financial statement schedules:

 SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF GNC HOLDINGS, INC.

GNC HOLDINGS, INC.
(Parent Company Only)
Balance Sheets
(in thousands)

	December 31,
	2013	2012
Current assets:
Cash and cash equivalents	$282	$880
Prepaids and other current assets	285	70

Total current assets	567	950
Long-term assets:
Intercompanies	1,069	3,079
Investment in subsidiaries	962,469	963,883

Total long-term assets	963,538	966,962

Total assets	$964,105	$967,912

Current liabilities:
Accounts payable	$—	$73
Deferred revenue and other current liabilities	356	330

Total current liabilities	356	403

Intercompany loan	148,170	85,470

Total liabilities	148,526	85,873
Stockholders' equity:
Class A Common Stock	112	111
Paid-in-capital	847,886	810,094
Retained earnings	700,108	492,687
Treasury stock, at cost	(734,482)	(423,900)
Accumulated other comprehensive income	1,955	3,047

Total stockholders' equity	815,579	882,039

Total liabilities and stockholders' equity	$964,105	$967,912

See the accompanying notes to the condensed parent-only financial statements.

 SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF GNC HOLDINGS, INC.

GNC HOLDINGS, INC.
(Parent Company Only)
Statements of Income and Comprehensive Income
(in thousands, except per share data)

	Year ended December 31,
	2013	2012	2011
Other selling, general and administrative	$749	$2,076	$14,037
Subsidiary income	(265,522)	(241,492)	(140,359)

Operating income	264,773	239,416	126,322
Interest expense, net	44	(12)	(254)

Income before income taxes	264,729	239,428	126,576
Income tax expense	(292)	(768)	(5,757)

Net income	$265,021	$240,196	$132,333

Comprehensive income	$263,929	$240,519	$136,337

Earning per share:
Basic	$2.75	$2.32	$1.27
Diluted	$2.72	$2.29	$1.24
Dividends declared per share	$0.60	$0.44	$—

See the accompanying notes to the condensed parent-only financial statements.

 SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF GNC HOLDINGS, INC.

GNC HOLDINGS, INC.
(Parent Company Only)
Statements of Cash Flow
(in thousands)

	Year ended December 31,
	2013	2012	2011
NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net income	$265,021	$240,196	$132,333
Equity in income of subsidiaries	(265,522)	(241,492)	(140,359)
Dividends received	289,300	348,000	225,000
Other operating activities	1,334	421	7,320

Net cash provided by operating activities	290,133	347,125	224,294

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock	—	—	237,253
Dividend payment	(57,437)	(45,216)	—
Loan from a subsidiary	62,700	—	85,470
Contributed capital	—	—	(301,098)
Proceeds from exercise of stock options	14,588	25,972	28,550
Repurchase of treasury stock	(310,582)	(359,990)	(61,634)
Repurchase of Class A Preferred Stock	—	—	(223,107)

Net cash used in financing activities	(290,731)	(379,234)	(234,566)

Net decrease in cash and cash equivalents	(598)	(32,109)	(10,272)
Beginning balance, cash and cash equivalents	880	32,989	43,261

Ending balance, cash and cash equivalents	$282	$880	$32,989

See the accompanying notes to the condensed parent-only financial statements.

GNC HOLDINGS, INC.

SCHEDULE I—NOTES TO THE CONDENSED FINANCIAL STATEMENTS (PARENT ONLY)

NOTE 1. BACKGROUND

        These condensed parent company financial statements and notes of GNC Holdings, Inc. ("the Company") should be read in conjunction with the consolidated statements of GNC Holdings, Inc. and subsidiaries. The Senior Credit Facility of General Nutrition Centers, Inc. ("Centers"), a wholly owned subsidiary of GNC Holdings, Inc., contains customary covenants, including incurrence covenants and certain other limitations on the ability of GNC Corporation, Centers, and Centers' subsidiaries to, among other things, make optional payments in respect of other debt instruments, pay dividends or other payments on capital stock, and enter into arrangements that restrict their ability to pay dividends or grant liens.

NOTE 2. PUBLIC OFFERINGS

        In April 2011, Holdings completed an initial public offering (the "IPO") of 25.875 million shares of its Class A common stock, par value $0.001 per share (the "common stock"), at an IPO price of $16.00 per share. The net proceeds from the IPO, together with cash on hand, were used to redeem all outstanding shares of Holdings' Series A preferred stock, par value $0.001 per share, repay approximately $300.0 million of outstanding borrowings under the Term Loan Facility and pay approximately $11.1 million to satisfy obligations under the Management Services Agreement (as defined in Note 18, "Related Party Transactions") and Holdings' Class B common stock, par value $0.001 per share. Subsequent to the IPO, certain of Holdings' stockholders completed four registered offerings of our common stock. In conjunction with one of these selling stockholder offerings, in August 2012, the Company repurchased an additional six million shares of our common stock from one of its stockholders as part of a share repurchase program.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
GNC Holdings, Inc. and Subsidiaries
Valuation and Qualifying Accounts

Allowance for Doubtful Accounts(1)

	Year ended December 31,
	2013	2012	2011
	(in thousands)
Balance at beginning of period	$2,178	$2,292	$1,564
Additions—charged to costs and expense	4,241	4,763	2,989
Deductions(2)	(4,529)	(4,877)	(2,261)

Balance at end of period	$1,890	$2,178	$2,292

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

Tax Valuation Allowances

	Year ended December 31,
	2013	2012	2011
	(in thousands)
Balance at beginning of period	$1,765	$2,946	$4,418
Additions—charged to costs and expense	—	565	44
Deductions	(1,200)	(1,746)	(1,516)

Balance at end of period	$565	$1,765	$2,946

(3)
Exhibits:

        Listed below are all exhibits filed as part of this Annual Report. Certain exhibits are incorporated by reference from statements and reports previously filed by Holdings or Centers with the SEC pursuant to Rule 12b-32 under the Exchange Act:

3.1	Amended and Restated Certificate of Incorporation of Holdings, as currently in effect. (Incorporated by reference to Exhibit 3.1 to Holdings' Quarterly Report on Form 10-Q (File No. 001-35113), filed August 1, 2013.)
3.2	Fifth Amended and Restated Bylaws of Holdings, as currently in effect. (Incorporated by reference to Exhibit 3.1 to Holdings' Current Report on Form 8-K (File No. 001-35113), filed October 23, 2012.)
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
10.5
GNC Acquisition Holdings Inc. 2007 Stock Incentive Plan, adopted as of March 16, 2007. (Incorporated by reference to Exhibit 10.12 to Centers' Pre-Effective Amendment No. 1 to its Registration Statement on Form S-4 (File No. 333-144396), filed August 10, 2007.)**
10.6
Amendment No. 1 to the GNC Acquisition Holdings Inc. 2007 Stock Incentive Plan, dated as of February 12, 2008. (Incorporated by reference to Exhibit 10.11 to Centers' Annual Report on Form 10-K (File No. 333-144396), filed March 14, 2008.) **
10.7
Form of Non-Qualified Stock Option Agreement Pursuant to the GNC Acquisition Holdings Inc. 2007 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.13 to Centers' Pre-Effective Amendment No. 1 to its Registration Statement on Form S-4 (File No. 333-144396), filed August 10, 2007.) **
10.8	GNC Holdings, Inc. 2011 Stock and Incentive Plan. (Incorporated by reference to Exhibit 10.1 to Holdings' Registration Statement on Form S-8 (File No. 333-173578), filed April 18, 2011.) **

10.9	Form of Non-Qualified Stock Option Agreement pursuant to the GNC Holdings, Inc. 2011 Stock and Incentive Plan. (Incorporated by reference to Exhibit 10.33 to Holdings Pre-Effective Amendment No. 5 to its Registration Statement on Form S-1 (File No. 333-169618), filed March 11, 2011.) **
10.10.1
Form of Restricted Stock Agreement pursuant to the GNC Holdings, Inc. 2011 Stock and Incentive Plan. (Incorporated by reference to Exhibit 10.34 to Holdings' Registration Statement on Form S-1 (File No. 333-176721), filed September 7, 2011.) **
10.10.2
Form of Restricted Stock Unit Agreement pursuant to the GNC Holdings, Inc. 2011 Stock and Incentive Plan (Incorporated by reference to Exhibit 10.1 to Holdings' Current Report on Form 8-K (File No. 001-35113), filed October 23, 2012.)**
10.10.3
Form of Performance-Vested Restricted Stock Unit Agreement pursuant to the GNC Holdings, Inc. 2011 Stock and Incentive Plan *,(Incorporated by reference to Exhibit 10.10.3 to Holdings' Annual Report on Form 10-K, (File No. 001-35113), filed February 26, 2013.)**
10.11
Amended and Restated Employment Agreement, dated as of March 7, 2011, by and among Holdings, Centers and Joseph M. Fortunato (Incorporated by reference to Exhibit 10.15 to Holdings' Pre-Effective Amendment No. 4 to its Registration Statement on Form S-1 (File No. 333-169618), filed March 8, 2011.)**
10.12
Form of Employment Agreement between Centers and each of Michael M. Nuzzo, Thomas Dowd, Jeffrey Hennion and Gerald J. Stubenhofer, Jr. and relevant schedule. (Incorporated by reference to Exhibit 10.12 to Holdings Registration Statement on Form S-1 (File No. 333-179838), filed March 1, 2012.) **
10.13
Form of Indemnification Agreement between Holdings and each of our directors and relevant schedule. (Incorporated by reference to Exhibit 10.1 to Holdings Quarterly Report on Form 10-Q (File No. 001-35113), filed August 1, 2012.) **
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

10.19	Credit Agreement, dated as of November 26, 2013, among GNC Corporation, Centers, the lenders party thereto, Goldman Sachs Bank USA, as Syndication Agent, Deutsche Bank Securities Inc. and Morgan Stanley Senior Funding, Inc., as Co-Documentation Agents and JPMorgan Chase Bank, N.A., as Administrative Agent Goldman Sachs Bank USA, as syndication agent, Deutsche Bank Securities Inc. and Morgan Stanley Senior Funding, Inc., as co-documentation agents and JPMorgan Chase Bank, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.1 to Holdings' Current Report on Form 8-K (File No. 001-35113), filed December 2, 2013.)
10.20
First Amendment, dated December 9, 2013, among Centers, GNC Corporation, the several banks and other financial institutions or entities parties thereto and JPMorgan Chase Bank, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.1 to Holdings' Current Report on Form 8-K (File No. 001-35113), filed December 10, 2013.)
10.21
Guarantee and Collateral Agreement, dated as of November 26, 2013, by GNC Corporation, Centers and the other Grantors party thereto in favor of JPMorgan Chase Bank, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.2 to Holdings' Current Report on Form 8- K (File No. 001-35113), filed December 2, 2013.)
10.22
Stock Repurchase Agreement, entered into as of August 9, 2012, by and among GNC Holdings, Inc. and Ares (Incorporated by reference to Exhibit 10.1 to Holdings Current Report on Form 8-K (File No. 001-35113), filed August 13, 2012.)
10.23
Directors' Non-Qualified Deferred Compensation Plan Effective as of January 1, 2013 (Incorporated by reference to Exhibit 10.1 to Holdings' Quarterly Report on Form 10-Q (File No. 001-35113), filed May 2, 2013.)**
10.24	Form of Holdings Director Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.2 to Holdings' Quarterly Report on Form 10-Q (File No. 001-35113), filed May 2, 2013.)**
21.1	Subsidiaries of the Registrant.*
23.1	Consent of PricewaterhouseCoopers LLP.*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

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

GNC HOLDINGS, INC.
By:	/s/ JOSEPH M. FORTUNATO Joseph M. Fortunato President & Chief Executive Officer Dated: February 20, 2014

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ JOSEPH M. FORTUNATO Joseph M. Fortunato Chairman, President and Chief Executive Officer (principal executive officer) Dated: February 20, 2014
By:	/s/ MICHAEL M. NUZZO Michael M. Nuzzo Chief Financial Officer (principal financial officer) Dated: February 20, 2014
By:	/s/ ANDREW S. DREXLER Andrew S. Drexler Corporate Controller (principal accounting officer) Dated: February 20, 2014
By:	/s/ JEFFREY P. BERGER Jeffrey P. Berger Director Dated: February 20, 2014
By:	/s/ ALAN D. FELDMAN Alan D. Feldman Director Dated: February 20, 2014

By:	/s/ MICHAEL F. HINES Michael F. Hines Director Dated: February 20, 2014
By:	/s/ AMY B. LANE Amy B. Lane Director Dated: February 20, 2014
By:	/s/ PHILIP E. MALLOTT Philip E. Mallott Director Dated: February 20, 2014
By:	/s/ ROBERT F. MORAN Robert F. Moran Director Dated: February 20, 2014
By:	/s/ C. SCOTT O'HARA C. Scott O'Hara Director Dated: February 20, 2014
By:	/s/ RICHARD J. WALLACE Richard J. Wallace Director Dated: February 20, 2014