Form 10-Q
period 2014-03-31
GNC HOLDINGS, INC.
filed 2014-05-08
CIK 1502034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of April 30, 2014, there were 91,039,093 outstanding shares of Class A common stock, par value $0.001 per share (the “common stock”), of GNC Holdings, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GNC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, including share data)

	March 31,	December 31,
	2014	2013
Current assets:	(unaudited)
Cash and cash equivalents	$172,654	$226,217
Receivables, net	150,890	144,833
Inventories (Note 3)	560,273	547,916
Prepaids and other current assets	41,007	47,081
Total current assets	924,824	966,047

Long-term assets:
Goodwill (Note 4)	667,158	666,346
Brands (Note 4)	720,000	720,000
Other intangible assets, net (Note 4)	140,433	142,774
Property, plant and equipment, net	208,589	206,754
Other long-term assets	35,597	38,426
Total long-term assets	1,771,777	1,774,300

Total assets	$2,696,601	$2,740,347

Current liabilities:
Accounts payable	$157,168	$135,164
Current portion, long-term debt (Note 5)	4,930	5,443
Deferred revenue and other current liabilities	134,981	106,459
Total current liabilities	297,079	247,066

Long-term liabilities:
Long-term debt (Note 5)	1,340,674	1,341,656
Deferred tax liabilities, net	282,664	282,377
Other long-term liabilities	51,639	53,669
Total long-term liabilities	1,674,977	1,677,702

Total liabilities	1,972,056	1,924,768

Commitments and Contigencies (Note 7)

Stockholders’ equity:
Common stock, $0.001 par value, 300,000 shares authorized:
Class A, 113,042 shares issued and 90,911 shares outstanding and 22,131 shares held in treasury at March 31, 2014 and 112,961 shares issued and 93,989 shares outstanding and 18,972 shares held in treasury at December 31, 2013	113	112
Paid-in-capital	852,372	847,886
Retained earnings	755,368	700,108
Treasury stock, at cost	(884,482)	(734,482)
Accumulated other comprehensive income	1,174	1,955
Total stockholders’ equity	724,545	815,579

Total liabilities and stockholders’ equity	$2,696,601	$2,740,347

The accompanying notes are an integral part of the consolidated financial statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(unaudited)

(in thousands, except per share data)

	Three months ended March 31,
	2014	2013

Revenue	$677,276	$664,691
Cost of sales, including cost of warehousing, distribution and occupancy	421,284	408,554

Gross profit	255,992	256,137

Compensation and related benefits	82,405	79,545
Advertising and promotion	16,885	20,440
Other selling, general and administrative	35,312	31,665
Foreign currency loss (gain)	135	(33)
Operating income	121,255	124,520

Interest expense, net (Note 5)	11,531	11,015

Income before income taxes	109,724	113,505

Income tax expense (Note 10)	39,821	40,862

Net income	$69,903	$72,643

Income per share - Basic and Diluted:

Earnings per share:
Basic	$0.75	$0.73
Diluted	$0.75	$0.73

Weighted average common shares outstanding:
Basic	92,975	98,997
Diluted	93,684	99,861

Dividends declared per share:	$0.16	$0.15

Consolidated Statements of Comprehensive Income

(unaudited)

(in thousands)

	Three months ended March 31,
	2014	2013

Net income	$69,903	$72,643
Other comprehensive loss:
Foreign currency translation adjustments	(781)	(597)
Other comprehensive loss	(781)	(597)

Comprehensive income	$69,122	$72,046

The accompanying notes are an integral part of the consolidated financial statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands, including per share data)

						Accumulated
						Other	Total
	Common Stock Class A		Treasury	Paid-in-	Retained	Comprehensive	Stockholders’
	Shares	Dollars	Stock	Capital	Earnings	Income/(Loss)	Equity
Balance at December 31, 2013	93,989	$112	$(734,482)	$847,886	$700,108	$1,955	$815,579

Comprehensive income (loss)	-	-	-	-	69,903	(781)	69,122
Repurchase of treasury stock	(3,159)	-	(150,000)	-	-	-	(150,000)
Common stock dividends	-	-	-	-	(14,643)	-	(14,643)
Conversions to common stock	81	1	-	2,409	-	-	2,410
Non-cash stock-based compensation	-	-	-	2,077	-	-	2,077

Balance at March 31, 2014 (unaudited)	90,911	$113	$(884,482)	$852,372	$755,368	$1,174	$724,545

Balance at December 31, 2012	99,244	$111	$(423,900)	$810,094	$492,687	$3,047	$882,039

Comprehensive income (loss)	-	-	-	-	72,643	(597)	72,046
Repurchase of treasury stock	(1,504)	-	(61,310)	-	-	-	(61,310)
Common stock dividends	-	-	-	-	(14,760)	-	(14,760)
Conversions to common stock	450	-	-	9,055	-	-	9,055
Non-cash stock-based compensation	-	-	-	1,815	-	-	1,815

Balance at March 31, 2013 (unaudited)	98,190	$111	$(485,210)	$820,964	$550,570	$2,450	$888,885

The accompanying notes are an integral part of the consolidated financial statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three months ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$69,903	$72,643
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	13,428	12,549
Amortization of debt costs	448	629
Increase in provision for inventory losses	4,303	3,993
Increase in receivables	(7,185)	(9,418)
Increase in inventory	(17,033)	(23,058)
Decrease (increase) in prepaids and other current assets	5,989	(5,049)
Increase in accounts payable	21,925	13,256
Increase in deferred revenue and other current liabilities	28,789	27,599
Other operating activities	2,564	2,383
Net cash provided by operating activities	123,131	95,527

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(12,849)	(9,917)
Other investing activities	(623)	(682)
Net cash used in investing activities	(13,472)	(10,599)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid to shareholders	(14,555)	(14,728)
Payments on long-term debt	(1,676)	(943)
Proceeds from exercised stock options	1,499	4,342
Tax benefit from exercise of stock options	1,047	5,086
Repurchase of treasury stock	(150,000)	(61,310)
Net cash used in financing activities	(163,685)	(67,553)

Effect of exchange rate on cash and cash equivalents	463	248
Net (decrease) increase in cash and cash equivalents	(53,563)	17,623
Beginning balance, cash and cash equivalents	226,217	158,541
Ending balance, cash and cash equivalents	$172,654	$176,164

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

The Company is vertically integrated, as its operations consist of purchasing raw materials, formulating and manufacturing products and selling the finished products through its three segments: Retail, Franchising and Manufacturing/Wholesale. Corporate retail store operations are located in the United States, Canada and Puerto Rico, and in addition, the Company offers products domestically through GNC.com, LuckyVitamin.com and www.drugstore.com, and beginning in 2013, the United Kingdom with the acquisition of Discount Supplements, Ltd. (“DiscountSupplements.com”). Franchise stores are located in the United States and over 50 international countries (including distribution centers where retail sales are made). The Company operates its primary manufacturing facilities in South Carolina and distribution centers in Arizona, Pennsylvania and South Carolina. The Company manufactures the majority of its branded products, but also merchandises various third-party products. Additionally, the Company licenses the use of its trademarks and trade names.

The processing, formulation, packaging, labeling and advertising of the Company’s products are subject to regulation by various federal agencies, including the Food and Drug Administration (the “FDA”), the Federal Trade Commission, the Consumer Product Safety Commission, the United States Department of Agriculture and the Environmental Protection Agency. These activities are also regulated by various agencies of the states and localities in which the Company’s products are sold.

Recent Significant Transactions. In November 2013, the board of directors approved a $500.0 million multi-year share repurchase program of common stock. As of March 31, 2014, the Company had completed $209.3 million of the program.

On October 2, 2013, the Company acquired DiscountSupplements.com, an online retailer of multi-brand sports nutrition products in the United Kingdom. The aggregate purchase price of DiscountSupplements.com was $33.3 million.

NOTE 2.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. The year-end consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s audited financial statements in Holdings’ Annual Report on Form 10-K filed for the year ended December 31, 2013. There have been no material changes to the application of significant accounting policies and significant judgments and estimates since December 31, 2013.

The accompanying unaudited consolidated financial statements include all adjustments (consisting of a normal and recurring nature) that management considers necessary for a fair statement of financial information for the interim periods. Interim results are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2014.

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

Recent Accounting Pronouncements

In July 2013, the FASB issued an accounting standard regarding the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  This standard requires entities to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss (“NOL”) or tax credit carryforward whenever the NOL or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed. This accounting standard update requires entities to assess whether to net the unrecognized tax benefit with a deferred tax asset as of the reporting date. This guidance is effective for fiscal years beginning after December 15, 2013, with early adoption permitted. The Company adopted this guidance during the first quarter of 2014. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

NOTE 3.  INVENTORIES

The net carrying value of inventories consisted of the following:

	March 31,	December 31,
	2014	2013
	(unaudited)
	(in thousands)

Finished product ready for sale	$470,532	$458,366
Work-in-process, bulk product and raw materials	81,452	81,575
Packaging supplies	8,289	7,975
Total	$560,273	$547,916

NOTE 4. GOODWILL AND INTANGIBLE ASSETS, NET

For the three months ended March 31, 2014 and 2013, the Company acquired nine and seven franchise stores, respectively. These acquisitions were accounted for using the acquisition method of accounting and the Company recorded the acquired inventory, fixed assets, franchise rights and goodwill, with an applicable reduction to receivables and cash. The total purchase price associated with these acquisitions was $1.4 million and $1.7 million, respectively, of which $0.9 million and $1.2 million, respectively, was paid in cash.

The following table summarizes the Company’s goodwill activity:

			Manufacturing/
	Retail	Franchising	Wholesale	Total
	(in thousands)

Balance at December 31, 2013	$346,202	$117,303	$202,841	$666,346
Acquired franchise stores	584	-	-	584
Translation effect of exchange rates	228	-	-	228
Balance at March 31, 2014 (unaudited)	$347,014	$117,303	$202,841	$667,158

Intangible assets other than goodwill consisted of the following:

	Retail	Franchise	Operating	Other
	Brand	Brand	Agreements	Intangibles	Total
	(in thousands)

Balance at December 31, 2013	$500,000	$220,000	$125,665	$17,109	$862,774
Acquired franchise stores	-	-	-	288	288
Amortization expense	-	-	(1,664)	(1,055)	(2,719)
Translation effect of exchange rates	-	-	-	90	90
Balance at March 31, 2014 (unaudited)	$500,000	$220,000	$124,001	$16,432	$860,433

The following table reflects the gross carrying amount and accumulated amortization for each major intangible asset:

	Weighted -	March 31, 2014			December 31, 2013
	Average		Accumulated	Carrying		Accumulated	Carrying
	Life	Cost	Amortization	Amount	Cost	Amortization	Amount
		(unaudited)
		(in thousands)

Brands - retail	-	$500,000	$-	$500,000	$500,000	$-	$500,000
Brands - franchise	-	220,000	-	220,000	220,000	-	220,000
Retail agreements	30.3	31,000	(7,565)	23,435	31,000	(7,301)	23,699
Franchise agreements	25.0	70,000	(19,717)	50,283	70,000	(19,017)	50,983
Manufacturing agreements	25.0	70,000	(19,717)	50,283	70,000	(19,017)	50,983
Other intangibles	8.2	20,417	(4,940)	15,477	20,327	(3,995)	16,332
Franchise rights	3.1	5,751	(4,796)	955	5,463	(4,686)	777
Total	23.5	$917,168	$(56,735)	$860,433	$916,790	$(54,016)	$862,774

The following table represents future estimated amortization expense of intangible assets with finite lives at March 31, 2014:

Estimated
amortization
Years ending December 31,	expense
(unaudited)
(in thousands)

2014	$7,958
2015	10,520
2016	9,672
2017	7,636
2018	7,568
Thereafter	97,079
Total	$140,433

NOTE 5.  LONG-TERM DEBT / INTEREST EXPENSE

Long-term debt consisted of the following:

	March 31,	December 31,
	2014	2013
	(unaudited)
	(in thousands)

Senior Credit Facility	$1,345,028	$1,345,987
Other	576	1,112
Total debt	1,345,604	1,347,099
Less: current maturities	(4,930)	(5,443)
Long-term debt	$1,340,674	$1,341,656

In 2013, the Company amended and restated the existing $1.4 billion term loan facility (the “Term Loan Facility”) to, among other amendments, increase borrowings by $252.5 million and extend the maturity date of the Term Loan Facility to March 2019. The Company also increased the amount available for borrowing under the $80.0 million revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Senior Credit Facility”) to $130.0 million, extended the maturity date of the Revolving Credit Facility to March 2017, and effected changes in the interest rates applicable to amounts outstanding under the Revolving Credit Facility.

For the three months ended March 31, 2014 and 2013, net interest expense was $11.5 million and $11.0 million, respectively, and consisted primarily of interest on outstanding borrowings under the Term Loan Facility. Interest under both the Term Loan Facility and the Revolving Credit Facility is based on variable rates. At both March 31, 2014 and December 31, 2013, the interest rate under the Term Loan Facility was 3.25%. The Revolving Credit Facility was undrawn and had outstanding letters of credit of $1.1 million at both March 31, 2014 and December 31, 2013. At both March 31, 2014 and December 31, 2013, the commitment fee on the undrawn portion of the Revolving Credit Facility was 0.5%, and the outstanding letters of credit fee was 2.50%.

As of March 31, 2014, the Company believes that it is in compliance with all covenants under the Senior Credit Facility.

NOTE 6.  FINANCIAL INSTRUMENTS

At March 31, 2014 and December 31, 2013, the Company’s financial instruments consisted of cash and cash equivalents, receivables, franchise notes receivable, accounts payable, certain accrued liabilities and long-term debt. The carrying amount of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximates their respective fair values because of the short maturities of these instruments. Based on the interest rates currently available and their underlying risk, the carrying value of the franchise notes receivable approximates their respective fair values. These fair values are reflected net of reserves for uncollectible amounts. As considerable judgment is required to determine these estimates and assumptions, changes in the assumptions or methodologies may have an effect on these estimates. The Company determined the estimated fair values of its debt by using currently available market information. The fair value measurement for debt is classified as a Level 2 input on the fair value hierarchy, as defined in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The actual and estimated fair values of the Company’s financial instruments are as follows:

	March 31, 2014		December 31, 2013
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

	(unaudited)
	(in thousands)
Cash and cash equivalents	$172,654	$172,654	$226,217	$226,217
Receivables, net	150,890	150,890	144,833	144,833
Franchise notes receivable, net	12,217	12,217	10,163	10,163
Accounts payable	157,168	157,168	135,164	135,164
Long-term debt (including current portion)	1,345,604	1,335,512	1,347,099	1,343,732

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

Following the recall, the Company was named, among other defendants, in multiple lawsuits related to Hydroxycut-branded products in several states. Iovate previously accepted the Company’s tender request for defense and indemnification under its purchasing agreement with the Company in these matters. The Company’s ability to obtain full recovery in respect of any claims against the Company in connection with products manufactured by Iovate under the indemnity is dependent on Iovate’s insurance coverage, the creditworthiness of its insurer, and the absence of significant defenses by such insurer. To the extent the Company is not fully compensated by Iovate’s insurer, it can seek recovery directly from Iovate. The Company’s ability to fully recover such amounts may be limited by the creditworthiness of Iovate.

As of March 31, 2014, there were 76 pending lawsuits related to Hydroxycut in which the Company had been named: 70 individual, largely personal injury claims and six putative class action cases, generally inclusive of claims of consumer fraud, misrepresentation, strict liability and breach of warranty.

The United States Judicial Panel on Multidistrict Litigation consolidated pretrial proceedings of many of the pending actions in the Southern District of California (In re: Hydroxycut Marketing and Sales Practices Litigation, MDL No. 2087).

In May 2013, the parties to the individual personal injury cases signed a Master Settlement Agreement, under which the Company is not required to make any payments. Settlement payments will be made exclusively by Iovate and dismissals are expected to be entered in these actions on or before June 1, 2014.

The parties in the consolidated class actions reached a settlement, but the Court denied final approval of that settlement in December 2013. The parties have since reached a revised settlement, which remains subject to Court approval.  The Company is not required to make any payments under the current settlement agreement. Following the resolution of the individual personal injury cases and the settlement of the consolidated class action suits, all of the Hydroxycut claims currently pending against the Company will be resolved without any payment by the Company.

DMAA Claims.  Prior to December 2013, the Company sold products manufactured by third parties that contained derivatives from geranium known as 1.3-dimethylpentylamine/ dimethylamylamine/13-dimethylamylamine, or “DMAA,” which were recalled from its stores in November 2013.  As of March 31, 2014, the Company was named in 18 lawsuits involving products containing DMAA, including 15 personal injury cases and three putative class action cases.  The proceedings associated with these cases, which generally seek indeterminate money damages, are in the early stages, and any liabilities that may arise from these matters are not probable or reasonably estimable at this time. The Company is contractually entitled to indemnification by its third-party vendor with regard to these matters, although the Company’s ability to obtain full recovery in respect of any such claims against it is dependent upon the creditworthiness of the vendor and/or its insurance coverage and the absence of any significant defenses available to its insurer.

California Wage and Break Claims.    On November 4, 2008, 98 plaintiffs filed individual claims against the Company in the Superior Court of the State of California for the County of Orange, which was removed to the U.S. District Court, Central District of California on February 17, 2009. Each of the plaintiffs had previously been a member of a purported class in a lawsuit filed against the Company in 2007 and resolved in September 2009. The plaintiffs allege that they were not provided all of the rest and meal periods to which they were entitled under California law, and further allege that the Company failed to pay them split shift and overtime compensation to which they were entitled under California law.  The plaintiffs also allege derivative claims for inaccurate wage statements, failure to pay wages due at termination, and penalty claims under the California Labor Code.  In June 2013, a trial was conducted with respect to the claims of seven of the plaintiffs.  The jury returned a verdict in favor of the Company on all claims submitted to the jury, and the Court entered an order in favor of the Company on the one claim submitted to the Court.  The claims of five other plaintiffs have been resolved and the claims of eighty-six plaintiffs remain, with respect to which discovery is ongoing.  As any liabilities that may arise from these matters are not probable or reasonably estimable at this time, no liability has been accrued in the accompanying financial statements.

On July 21, 2011, Charles Brewer, on behalf of himself and all others similarly situated, sued General Nutrition Corporation in federal court, alleging state and federal wage and hour claims (U.S. District Court, Northern District of California, Case No. 11CV3587). On October 7, 2011, plaintiff filed an eight-count amended complaint alleging, inter alia, meal, rest break and overtime violations. On October 21, 2011, the Company filed a motion to dismiss the complaint and on December 14, 2011 the court dismissed count six (the federal overtime claim) giving plaintiffs an opportunity to amend the complaint within thirty days.  On January 13, 2012, plaintiff filed a Second Amended complaint.  On September 18, 2012, Plaintiff filed a Motion for Conditional Certification and on January 7, 2013, the Court conditionally certified a Fair Labor Standards Act class with respect to one of Plaintiff’s claims. As any liabilities that may arise from these matters are not probable or reasonably estimable at this time, no liability has been accrued in the accompanying financial statements.

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

FLSA Matters.    On June 29, 2010, Dominic Vargas and Anne Hickok, on behalf of themselves and all others similarly situated, sued General Nutrition Corporation and the Company in federal court (U.S. District Court, Western District of Pennsylvania, Case No. 2:05-mc-02025). The two-count complaint alleges, generally, that plaintiffs were required to perform work on an uncompensated basis and that the Company failed to pay overtime for such work. The second count of the complaint alleges the Company retaliated against plaintiffs when they complained about the overtime policy. The Company filed a motion to dismiss count II of the Complaint and on January 6, 2011 the court granted the motion. In fall, 2011, plaintiffs filed their Motion for Class Certification. On August 16, 2012, the Court ruled on the motion, granting in part and denying in part, the motion.  Class notice was mailed to putative class members in November 2012 and discovery regarding opt-in plaintiffs is ongoing. As of March 31, 2014, an immaterial liability has been accrued in the accompanying financial statements.

Jason Olive v. General Nutrition Corp., On April 11, 2012, Jason Olive filed a complaint in the Superior Court of California, County of Los Angeles (Case No. BC482686), for misappropriation of likeness in which the Plaintiff alleges that the Company continued to use his image in stores after the expiration of the license to do so in violation of common law and California statutes. Plaintiff is seeking compensatory, punitive and statutory damages and attorneys’ fees and costs. A previously set trial date of April 2, 2014 was vacated and no trial date has been set. As of March 31, 2014, an immaterial liability has been accrued in the accompanying financial statements.

Commitments

In addition to operating leases obtained in the normal course of business, the Company maintains certain purchase commitments with various vendors to ensure its operational needs are fulfilled.  As of March 31, 2014, such future purchase commitments consisted of $5.6 million. Other commitments related to the Company’s business operations cover varying periods of time and are not significant. All of these commitments are expected to be fulfilled with no adverse consequences to the Company’s operations or financial condition.

Environmental Compliance

In March 2008, the South Carolina Department of Health and Environmental Control (the “DHEC”) requested that the Company investigate contamination associated with historical activities at its South Carolina facility. These investigations have identified chlorinated solvent impacts in soils and groundwater that extend offsite from the facility. The Company entered into a Voluntary Cleanup Contract with the DHEC regarding the matter on September 24, 2012. Pursuant to such contract, the Company will submit a plan for additional investigations to the DHEC and will implement the plan upon DHEC’s approval. After the Company completes the investigations to understand the extent of the chlorinated solvent impacts, the Company will develop appropriate remedial measures for DHEC approval. At this stage of the investigation, however, it is not possible to estimate the timing and extent of any remedial action that may be required, the ultimate cost of remediation, or the amount of the Company’s potential liability, therefore no liability is recorded.

In addition to the foregoing, the Company is subject to numerous federal, state, local and foreign environmental and health and safety laws and regulations governing its operations, including the handling, transportation and disposal of the Company’s non-hazardous and hazardous substances and wastes, as well as emissions and discharges from its operations into the environment, including discharges to air, surface water and groundwater. Failure to comply with such laws and regulations could result in costs for remedial actions, penalties or the imposition of other liabilities. New laws, changes in existing laws or the interpretation thereof, or the development of new facts or changes in their processes could also cause the Company to incur additional capital and operating expenditures to maintain compliance with environmental laws and regulations and environmental permits.  The Company is also subject to laws and regulations that impose liability and cleanup responsibility for releases of hazardous substances into the environment without regard to fault or knowledge about the condition or action causing the liability. Under certain of these laws and regulations, such liabilities can be imposed for cleanup of previously owned or operated properties, or for properties to which substances or wastes were sent in connection with current or former operations at its facilities. The presence of contamination from such substances or wastes could also adversely affect the Company’s ability to sell or lease its properties, or to use them as collateral for financing. From time to time, the Company has incurred costs and obligations for correcting environmental and health and safety noncompliance matters and for remediation at or relating to certain of the Company’s properties or properties at which the Company’s waste has been disposed.  However, compliance with the provisions of national, state and local environmental laws and regulations has not had a material effect upon the Company’s capital expenditures, earnings, financial position, liquidity or competitive position. The Company believes it has complied with, and is currently complying with, its environmental obligations pursuant to environmental and health and safety laws and regulations and that any liabilities for noncompliance will not have a material adverse effect on its business, financial performance or cash flows. However, it is difficult to predict future liabilities and obligations, which could be material.

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

Up to 8.5 million shares of common stock may be issued under the 2011 Stock Plan (subject to adjustment to reflect certain transactions and events specified in the 2011 Stock Plan for any award grant). If any award granted under the 2011 Stock Plan expires, terminates or is cancelled without having been exercised in full, the number of shares underlying such unexercised award will again become available for awards under the 2011 Stock Plan. The total number of shares of common stock available for awards under the 2011 Stock Plan will be reduced by (i) the total number of stock options or stock appreciation rights exercised, regardless of whether any of the shares of common stock underlying such awards are not actually issued to the participant as the result of a net settlement, and (ii) any shares of common stock used to pay any exercise price or tax withholding obligation. In addition, the number of shares of common stock that are subject to restricted stock, performance shares or other stock-based awards that are not subject to the appreciation of the value of a share of common stock (“Full Share Awards”) that may be granted under the 2011 Stock Plan is limited by counting shares granted pursuant to such awards against the aggregate share reserve as 1.8 shares for every share granted. If any stock option, stock appreciation right or other stock-based award that is not a Full Share Award is cancelled, expires or terminates unexercised for any reason, the shares covered by such awards will again be available for the grant of awards under the 2011 Stock Plan. If any shares of common stock that are subject to restricted stock, performance shares or other stock-based awards that are Full Share Awards are forfeited for any reason, 1.8 shares of common stock for each Full Share Award forfeited will again be available for the grant of awards under the 2011 Stock Plan.

The Company will not grant any additional awards under the 2007 Stock Plan.  No stock appreciation rights, restricted stock, deferred stock or performance shares were granted under the 2007 Stock Plan.

The Company utilizes the Black Scholes model to calculate the fair value of options under both the 2011 Stock Plan and the 2007 Stock Plan. The grant-date fair value of the Company’s restricted stock awards and restricted stock units is based on the closing price of a share of the Company’s common stock on the New York Stock Exchange on the date of the grant. The resulting compensation cost is recognized in the Company’s financial statements over the vesting period. The Company recognized $2.1 million and $1.8 million of total non-cash stock-based compensation expense for the three months ended March 31, 2014 and 2013, respectively. At March 31, 2014, there was approximately $26.0 million of total unrecognized compensation cost related to non-vested stock-based compensation for all awards previously made that are expected to be recognized over a weighted average period of approximately 1.7 years. All expense for the stock-based compensation plans is recorded to paid-in-capital.

During the three months ended March 31, 2014, the total intrinsic value of awards exercised was $2.8 million and the total amount received by Holdings from the exercise of options was $1.4 million. The total tax impact associated with the exercise of awards for the three months ended March 31, 2014 was a benefit of $1.0 million, of which $0.9 million was recorded to paid-in-capital.

During the three months ended March 31, 2013, the total intrinsic value of awards exercised was $13.8 million, and the total amount received by Holdings from the exercise of options was $4.3 million. The total tax impact associated with the exercise of awards for the three months ended March 31, 2013 was a benefit of $5.1 million, of which $4.7 million was recorded to paid-in-capital.

Stock Options

The following table sets forth a summary of stock options under all plans for the three months ended March 31, 2014:

	Total Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2013	1,887,154	$24.14

Exercised	(80,846)	17.50

Forfeited.	(35,344)	33.34

Outstanding at March 31, 2014	1,770,964	$24.26	5.4	$35,605

Exercisable at March 31, 2014	661,183	$21.46	5.7	$14,914

There were no options granted during the three months ended March 31, 2014. The weighted average fair value per share of options granted during the three months ended March 31, 2013 was $12.97.  Fair value of options vested during the three months ended March 31, 2014 and 2013 was $0.8 million and $1.0 million, respectively.

The Black Scholes model utilizes the following assumptions in determining a fair value: price of underlying stock, award exercise price, expected term, risk-free interest rate, expected dividend yield and expected stock price volatility over the award’s expected term. Due to the utilization of these assumptions, the existing models do not necessarily represent the definitive fair value of awards for future periods. As the initial public offering (the “IPO”) occurred during the second quarter of 2011, the option term has been estimated by considering both the vesting period, which typically for both plans has been four or five years, and the contractual term, which historically has been either seven or ten years. Prior to the IPO, the fair value of the common stock was estimated based upon the net enterprise value of the Company, discounted to reflect the lack of liquidity and control associated with the stock.  Since the consummation of the IPO, the fair value of the common stock has been based upon the closing price of the common stock as reported on the New York Stock Exchange. Volatility is estimated based upon the current peer group average utilized by the Company.

Restricted Stock Awards

The following table sets forth a summary of restricted stock awards granted under the 2011 Stock Plan and related information for the three months ended March 31, 2014:

	Restricted Stock	Weighted Average Grant-Date Fair Value

Outstanding at December 31, 2013	114,981	$25.16

Forfeited	(4,169)	29.92

Outstanding at March 31, 2014	110,812	$24.98

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

The following table sets forth a summary of restricted stock units and performance stock units granted under the 2011 Stock Plan and related information for the three months ended March 31, 2014:

	Time Vesting Restricted Stock Units	Weighted Average Grant-Date Fair Value	Performance Vesting Restricted Stock Units	Weighted Average Grant-Date Fair Value

Outstanding at December 31, 2013	141,298	$40.81	55,366	$45.94

Granted	134,968	44.76	127,045	44.76

Vested	(547)	45.65	-	-

Forfeited	(3,225)	35.72	(2,074)	42.19

Outstanding at March 31, 2014	272,494	$42.82	180,337	$45.15

NOTE 9.  SEGMENTS

The Company has three reportable segments, each of which represents an identifiable component of the Company for which separate financial information is available. This information is utilized by management to assess performance and allocate assets accordingly. The Company’s management evaluates segment operating results based on several indicators. The primary key performance indicators are sales and operating income or loss for each segment. Operating income or loss, as evaluated by management, excludes certain items that are managed at the consolidated level, such as distribution and warehousing, impairments and other corporate costs. The Retail reportable segment includes the Company’s corporate store operations in the United States, Canada and Puerto Rico and its websites GNC.com, LuckyVitamin.com, and DiscountSupplements.com. The Franchise reportable segment represents the Company’s franchise operations, both domestically and internationally. The Manufacturing/Wholesale reportable segment represents the Company’s manufacturing operations in South Carolina and the Wholesale sales business. This segment supplies the Retail and Franchise segments, along with various third parties, with finished products for sale. The Warehousing and Distribution and Corporate costs represent the Company’s administrative expenses. The accounting policies of the segments are the same as those described in the “Basis of Presentation and Summary of Significant Accounting Policies.”

The following table represents key financial information of the Company’s segments:

	Three months ended March 31,

	2014	2013

	(unaudited)

	(in thousands)

Revenue:

Retail	$508,998	$493,467

Franchise	106,334	107,887

Manufacturing/Wholesale:

Intersegment revenues	68,758	65,470

Third Party	61,944	63,337

Subtotal Manufacturing/Wholesale	130,702	128,807

Subtotal segment revenues	746,034	730,161

Elimination of intersegment revenues	(68,758)	(65,470)

Total revenue	$677,276	$664,691

Operating income:

Retail	$94,120	$98,583

Franchise	40,197	38,425

Manufacturing/Wholesale	23,511	22,926

Unallocated corporate and other costs:

Warehousing and distribution costs	(15,934)	(16,355)

Corporate costs	(20,639)	(19,059)

Subtotal unallocated corporate and

other costs	(36,573)	(35,414)

Total operating income	121,255	124,520

Interest expense, net	11,531	11,015

Income before income taxes	$109,724	$113,505

NOTE 10.  INCOME TAXES

The Company recognized $39.8 million of income tax expense (or 36.3% of pre-tax income) during the three months ended March 31, 2014 compared to $40.9 million (or 36.0% of pre-tax income) for the same period in 2013.

The Company files a consolidated U.S. federal tax return and various consolidated and separate tax returns as prescribed by the tax laws of the state, local and international jurisdictions in which it operates. The Company’s 2010 and 2011 federal income tax returns have been examined by the Internal Revenue Service. The Company has various state and local jurisdiction tax years open to examination (the earliest open period is 2005), and the Company also has certain state and local jurisdictions currently under audit. As of March 31, 2014, the Company believes that it has appropriately reserved for potential federal and state income tax exposures.

At March 31, 2014 and December 31, 2013, the Company had $11.1 million and $10.8 million of unrecognized tax benefits, respectively. As of March 31, 2014, the Company is not aware of any tax positions for which it is reasonably possible that the amounts of unrecognized tax benefits will significantly increase or decrease within the next 12 months. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is approximately $11.1 million. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company had accrued approximately $4.2 million and $4.2 million at March 31, 2014 and December 31, 2013, respectively, for potential interest and penalties associated with uncertain tax positions. To the extent interest and penalties are not assessed with respect to the ultimate settlement of uncertain tax positions, amounts previously accrued will be reduced and reflected as a reduction of the overall income tax provision.

NOTE 11. SUBSEQUENT EVENTS

On April 17, 2014, the Company acquired THSD d/b/a The Health Store (“The Health Store”), a nine store chain based in Dublin, Ireland for $7.5 million. The Company expects the acquisition of The Health Store to have an immaterial impact on operating income during 2014.

On April 29, 2014, the board of directors authorized and declared a cash dividend for the second quarter of 2014 of $0.16 per share of common stock, payable on or about June 27, 2014 to stockholders of record as of the close of business on June 13, 2014.

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

All forward-looking statements, including, without limitation, our examination of historical operating trends, are based upon our current expectations and various assumptions. We believe there is a reasonable basis for our expectations and beliefs, but they are inherently uncertain. We may not realize our expectations, and our beliefs may not prove correct. Actual results could differ materially from those described or implied by such forward-looking statements. The following uncertainties and factors, among others (including, but not limited to, those we describe under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013), could affect future performance and cause actual results to differ materially from those matters expressed in or implied by forward-looking statements:

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

•                  economic, political, and other risks associated with our international operations, including fluctuations in foreign currency exchange rates relative to the U.S. dollar;

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

•                  unusually adverse weather conditions;

•                  natural disasters, pandemic outbreaks, boycotts, and geo-political events; and

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

Business Overview

We are a global specialty retailer of health and wellness products. We derive our revenues principally from product sales through our company-owned stores and online through GNC.com, LuckyVitamin.com, and DiscountSupplements.com, domestic and international franchise activities and sales of products manufactured in our facilities to third parties. We sell products through a worldwide network of more than 8,600 locations operating under the GNC brand name.

On October 2, 2013, we acquired DiscountSupplements.com, the leading multi-brand sports nutrition e-commerce retailer in the United Kingdom.

In November 2013, our board of directors approved a $500.0 million multi-year share repurchase program of Class A common stock (the “common stock”). As of March 31, 2014, we had completed $209.3 million of the program.

Executive Overview

In 2014, we have continued to focus on achieving our five principal corporate goals: growing company-owned domestic retail earnings, growing company-owned domestic retail square footage, growing our international footprint, expanding our e-commerce business and further leveraging the GNC brand. These goals are designed to drive both short-term and long-term financial results. Our results for the three months ended March 31, 2014 were affected by severe weather, which delayed the start of the workout season, and negative media coverage, which impacted the vitamin category, as well as by the current absence of any particular third party product growth catalyst in the Diet category. The following results are for the three months ended March 31, 2014 compared to the same period in 2013:

•                  Our company-owned domestic same store sales decreased by 0.7%, which includes a 21.6% increase from our GNC.com business.

•                  We increased our company-owned domestic store count by 33 net new stores during the first quarter of 2014.

•     Our retail segment sales increased by 3.1%, and operating income decreased 4.5%.

•                  Total franchising revenue decreased 1.4%, and operating income increased 4.6%.

•                  Domestic franchising revenue decreased 2.2%, and we added 14 net new domestic franchise stores during the first quarter of 2014.

•                  International franchise revenue decreased 0.3%, and we added 27 net new international franchise stores during the first quarter of 2014.

•                  Sales decreased in our wholesale/manufacturing segment by 2.2% due to timing of purchases from our large wholesale customers, and operating income increased 2.5%.

•                  We generated 1.9% of total revenue growth, and had a 2.6% decrease in total operating income.

•                  For the three months ended March 31, 2014, we generated net cash from operating activities of $123.1 million, repurchased $150.0 million in common stock, and paid $14.5 million in common stock dividends.

Revenues and Operating Performance from our Segments

We measure our operating performance primarily through revenues and operating income from our three segments, Retail, Franchise and Manufacturing/Wholesale, and through the management of unallocated costs from our warehousing, distribution and corporate segments, as follows:

•              Retail: Retail revenues are generated by sales to consumers at our company-owned stores and online through our websites, GNC.com, LuckyVitamin.com, and DiscountSupplements.com. Although we believe that our retail and franchise businesses are not seasonal in nature, historically we have experienced, and expect to continue to experience, a variation in our net sales and operating results from quarter to quarter.

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

Results of Operations

The following information presented for the three months ended March 31, 2014 and 2013 was prepared by management, is unaudited, and was derived from our unaudited consolidated financial statements and accompanying notes. In the opinion of management, all adjustments necessary for a fair statement of our financial position and operating results for such periods and as of such dates have been included.

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

Results of Operations

(Dollars in millions and percentages expressed as a percentage of total net revenue)

	Three Months Ended March 31,

	2014		2013

	(unaudited)

Revenues:

Retail	$509.0	75.1%	$493.5	74.3%

Franchise	106.3	15.7%	107.9	16.2%

Manufacturing / Wholesale	62.0	9.2%	63.3	9.5%

Total net revenues	677.3	100.0%	664.7	100.0%

Operating expenses:

Cost of sales, including warehousing,

distribution and occupancy costs	421.3	62.2%	408.6	61.5%

Compensation and related benefits	82.4	12.2%	79.5	12.0%

Advertising and promotion	16.9	2.5%	20.4	3.1%

Other selling, general and administrative expenses	32.6	4.8%	29.6	4.4%

Amortization expense	2.7	0.4%	2.1	0.3%

Foreign currency gain	0.1	0.0%	-	0.0%

Total operating expenses	556.0	82.1%	540.2	81.3%

Operating income:

Retail	94.1	13.9%	98.6	14.8%

Franchise	40.2	5.9%	38.4	5.8%

Manufacturing / Wholesale	23.5	3.5%	22.9	3.4%

Unallocated corporate and other

costs:

Warehousing and distribution costs	(15.9)	-2.4%	(16.4)	-2.5%

Corporate costs	(20.6)	-3.0%	(19.0)	-2.8%

Subtotal unallocated corporate and other costs, net	(36.5)	-5.4%	(35.4)	-5.3%

Total operating income	121.3	17.9%	124.5	18.7%

Interest expense, net	11.6		11.0

Income before income taxes	109.7		113.5

Income tax expense	39.8		40.9

Net income	$69.9		$72.6

Note: The numbers in the above table have been rounded to millions.  All calculations related to the Results of Operations for the year-over-year comparisons were derived from unrounded data and could occasionally differ immaterially if you were to use the table above for these calculations.

Comparison of the Three Months Ended March 31, 2014 and 2013

Revenues

Our consolidated net revenues increased $12.6 million, or 1.9%, to $677.3 million for the three months ended March 31, 2014 compared to $664.7 million for the same period in 2013. The increase was the result of increased sales in our retail segment.

Retail.  Revenue in our Retail segment increased $15.5 million, or 3.1%, to $509.0 million for the three months ended March 31, 2014 compared to $493.5 million for the same period in 2013. Domestic retail revenue including GNC.com increased $6.0 million due to the opening of new stores, which accounted for approximately $12.2 million of the increase, partially offset by a 0.7% decrease in our same store sales which was negatively affected by the vitamin category. Offsetting the same store sales decrease was an increase in sales from GNC.com of $6.9 million, or 21.6%, to $38.6 million for the three months ended March 31, 2014, compared to $31.7 million for the same period in 2013. Also, revenue recognized for deferred Gold Card sales in domestic retail during the three months ended March 31, 2014 was negatively affected by the Gold Card giveaway associated with the Member Pricing launch in 2013.  In addition, the Retail segment revenue increased due to sales from LuckyVitamin.com and DiscountSupplements.com which contributed $2.2 million and $8.6 million, respectively. Canadian sales decreased by $1.3 million in U.S. dollars for the three months ended March 31, 2014 compared to the same period in 2013 primarily due to unfavorable currency rate fluctuations. Revenue in Canadian dollars increased $1.7 million, or 5.5%, compared to the same period last year. Our company-owned store base increased by 150 domestic stores to 3,203 at March 31, 2014 compared to 3,053 at March 31, 2013, due to new store openings and franchise store acquisitions. Our Canadian store base increased by eight stores to 175 at March 31, 2014 compared to 167 at March 31, 2013.

Franchise. Revenues in our Franchise segment decreased $1.6 million, or 1.4%, to $106.3 million for the three months ended March 31, 2014 compared to $107.9 million for the same period in 2013. Domestic franchise revenues decreased $1.4 million primarily due to lower product sales of $3.6 million, offset partially by other franchise revenue and fees. Our domestic franchise same store sales decreased by 3.2% for the three months ended March 31, 2014 compared to the same period in 2013. There were 1,026 domestic franchise stores at March 31, 2014 compared to 958 stores at March 31, 2013. International revenue decreased by $0.1 million, or 0.3%, for the three months ended March 31, 2014, compared to the same period in 2013. Our international franchisees have reported a 6.0% same store sales increase this year, on a local currency basis. Our international franchise store base increased by 190 stores to 2,051 at March 31, 2014 compared to 1,861 at March 31, 2013.

Manufacturing/Wholesale. Revenues in our Manufacturing/Wholesale segment, which includes third-party sales from our manufacturing facilities in South Carolina, as well as wholesale sales to Rite Aid, PetSmart, Sam’s Club and www.drugstore.com, decreased $1.4 million, or 2.2%, to $61.9 million for the three months ended March 31, 2014 compared to $63.3 million for the same period in 2013. Third-party contract manufacturing sales from our South Carolina manufacturing plant were $34.4 million for both the three months ended March 31, 2014 and 2013. Wholesale revenue decreased $1.4 million, or 5.0%, due to timing of purchase orders and shipments with key wholesale customers.

Cost of Sales

Cost of sales, which includes product costs, costs of warehousing and distribution and occupancy costs, increased $12.7 million, or 3.1%, to $421.3 million for the three months ended March 31, 2014 compared to $408.6 million for the same period in 2013. Cost of sales, as a percentage of net revenue, was 62.2% and 61.5% for the three months ended March 31, 2014 and 2013, respectively. The higher cost of sales percentage for the three months ended March 31, 2014 was due principally to operating 158 new stores in our retail segment, which includes fixed costs such as rent, utilities, taxes, and common area maintenance costs, and the overall deleveraging of rent costs on the comparable sales decrease.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses, including compensation and related benefits, advertising and promotion expense, and other SG&A expenses including amortization expense, increased $3.0 million, or 2.2%, to $134.6 million for the three months ended March 31, 2014 compared to $131.6 million for the same period in 2013. These expenses, as a percentage of net revenue, were 19.9% and 19.8% for the three months ended March 31, 2014 and 2013, respectively.

Compensation and related benefits. Compensation and related benefits increased $2.9 million, or 3.6%, to $82.4 million for the three months ended March 31, 2014 compared to $79.5 million for the same period in 2013. The increase in compensation and related benefits was primarily due to support for our increased store base and sales volume.

Advertising and promotion. Advertising and promotion expenses decreased $3.5 million, or 17.4%, to $16.9 million for the three months ended March 31, 2014 compared to $20.4 million for the same period in 2013. Advertising expense, as a percentage of net revenue, was 2.5% and 3.1% for the three months ended March 31, 2014 and 2013, respectively. The decrease in our advertising expense as a percentage of net revenue is due to the Beat AverageTM marketing campaign launching in the second quarter of 2014, as compared to the “Respect Yourself” marketing campaign, which launched in the first quarter of 2013.

Other SG&A. Other SG&A expenses, including amortization expense, increased $3.6 million, or 11.5%, to $35.3 million for the three months ended March 31, 2014 compared to $31.7 million for the same period in 2013. This increase was to support the increased sales in our company-owned websites.

Operating Income

As a result of the foregoing, consolidated operating income decreased $3.2 million, or 2.6%, to $121.3 million for the three months ended March 31, 2014 compared to $124.5 million for the same period in 2013. Operating income, as a percentage of net revenue, was 17.9% and 18.7% for the three months ended March 31, 2014 and 2013, respectively.

Retail. Operating income decreased $4.5 million, or 4.5%, to $94.1 million for the three months ended March 31, 2014 compared to $98.6 million for the same period in 2013. The decrease in operating income was primarily related to a lower amount of revenue recognized from deferred Gold Card sales which resulted from the giveaway of cards for the Member Pricing launch in 2013. Additionally, there were higher occupancy expenses due to operating 158 more stores in the Retail segment and unfavorable exchange rate variances.

Franchise. Operating income increased $1.8 million, or 4.6%, to $40.2 million for the three months ended March 31, 2014 compared to $38.4 million for the same period in 2013. The increase was due to higher gross profit margin.

Manufacturing/Wholesale. Operating income increased $0.6 million, or 2.5%, to $23.5 million for the three months ended March 31, 2014 compared to $22.9 million for the same period in 2013.  Operating income grew faster than sales due to a higher mix of proprietary product sales.

Warehousing and distribution costs. Unallocated warehousing and distribution costs decreased $0.5 million, or 2.6%, to $15.9 million for the three months ended March 31, 2014 compared to $16.4 million for the same period in 2013. The decrease was primarily due to transportation savings related to the transition to a third-party pooled transportation network during the fourth quarter of 2013.

Corporate costs. Corporate overhead costs increased $1.6 million, or 8.3%, to $20.6 million for the three months ended March 31, 2014 compared to $19.0 million for the same period in 2013. This increase was primarily due to increases in legal expense.

Interest Expense

Interest expense increased $0.6 million, or 4.7%, to $11.6 million for the three months ended March 31, 2014 compared to $11.0 million for the same period in 2013. This increase was due to the effects of the additional borrowings of $252.5 million under the Senior Credit Facility, partially offset by interest rate savings resulting from the repricing of the Senior Credit Facility, both of which occurred during the fourth quarter of 2013.

Income Tax Expense

We recognized $39.8 million of income tax expense (or 36.3% of pre-tax income) during the three months ended March 31, 2014 compared to $40.9 million (or 36.0% of pre-tax income) for the same period in 2013.

Net Income

As a result of the foregoing, consolidated net income decreased $2.7 million to $69.9 million for the three months ended March 31, 2014 compared to $72.6 million for the same period in 2013.

Liquidity and Capital Resources

At March 31, 2014, we had $172.7 million in cash and cash equivalents and $627.7 million in working capital, compared with $226.2 million in cash and cash equivalents and $719.0 million in working capital at December 31, 2013. The $91.3 million decrease in our working capital was primarily driven by a decrease in our cash due to the repurchase of common stock and an increase in accounts payable and accrued income taxes, partially offset by an increase in inventory levels.

We expect to fund our operations through internally generated cash and, if necessary, from borrowings under the Revolving Credit Facility.  At March 31, 2014, we had $128.9 million available under the Revolving Credit Facility, after giving effect to $1.1 million utilized to secure letters of credit.

We expect our primary uses of cash in the near future will be for capital expenditures, working capital requirements, and funding any quarterly dividends to stockholders and share repurchases that are approved by the board of directors.

In November 2013, our board of directors authorized a multi-year program to repurchase up to an aggregate of $500.0 million of our common stock. We repurchased $150.0 million of common stock during the three months ended March 31, 2014 and have utilized $209.3 million of the program.

On April 29, 2014, the board of directors authorized and declared a cash dividend for the second quarter of 2014 of $0.16 per share of common stock, payable on or about June 27, 2014 to stockholders of record as of the close of business on June 13, 2014.

We currently anticipate that cash generated from operations, together with amounts available under the $130.0 million revolving credit facility (the “Revolving Credit Facility”), will be sufficient for the term of the Revolving Credit Facility, which matures in March 2017, to meet our operating expenses and fund capital expenditures as they become due. We are required to make quarterly payments of $1.1 million on the amount outstanding under our term loan facility (and, together with the Revolving Credit Facility, the “Senior Credit Facility”), payable every quarter beginning March 31, 2014 and ending on December 31, 2018. Our ability to make scheduled payments of principal on, to pay interest on or to refinance our debt and to satisfy our other debt obligations will depend on our future operating performance, which will be affected by general economic, financial and other factors beyond our control.  We are currently in compliance with our debt covenant reporting and compliance obligations under the Senior Credit Facility and expect to remain in compliance during 2014.

Cash Provided by Operating Activities

Cash provided by operating activities was $123.1 million and $95.5 million for the three months ended March 31, 2014 and 2013, respectively. The increase was due to a smaller increase in inventory, the timing of payments for accounts payable, and a decrease in prepaids and other current assets for the three months ended March 31, 2014 compared to the same period in 2013.

For the three months ended March 31, 2014, inventory increased $17.0 million as a result of increases in our finished goods to support our increased sales. Accounts payable increased $21.9 million due to the increase in inventory and timing of payments. Deferred revenue and other current liabilities increased $28.8 million due to an increase in accrued taxes.

Cash Used in Investing Activities

Cash used in investing activities was $13.5 million and $10.6 million for the three months ended March 31, 2014 and 2013, respectively. Capital expenditures, which were primarily for new stores and improvements to our retail stores and our South Carolina manufacturing facility, were $12.8 million and $9.9 million for the three months ended March 31, 2014 and 2013, respectively.

Our capital expenditures typically consist of new stores, certain periodic updates in our company-owned stores and ongoing upgrades and improvements to our manufacturing facilities and information technology systems.

We expect capital expenditures to be approximately $70.0 million in 2014, which includes costs associated with growing our domestic square footage and our new distribution center in Indianapolis, Indiana.

We anticipate funding our 2014 capital requirements with cash flows from operations and, if necessary, borrowings under the Revolving Credit Facility.

Cash Used in Financing Activities

For the three months ended March 31, 2014, cash used in financing activities was $163.7 million, primarily consisting of dividends paid to Holdings’ stockholders of $14.6 million and the repurchase of an aggregate of $150.0 million in shares of common stock under the repurchase program, offset by $2.5 million of proceeds from exercised stock options, including the associated tax benefit.

For the three months ended March 31, 2013, cash used in financing activities was $67.6 million, primarily consisting of dividends paid to Holdings’ stockholders of $14.7 million and the repurchase of an aggregate of $61.3 million shares of common stock under a repurchase program, offset partially by $9.4 million of proceeds from exercised stock options, including the associated tax benefit.

Contractual Obligations

There are no material changes in our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Off Balance Sheet Arrangements

As of March 31, 2014, we had no relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off balance sheet arrangements, or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Critical Accounting Estimates

Our significant accounting policies are described in the notes to our unaudited consolidated financial statements under Note 2, “Basis of Presentation and Summary of Significant Accounting Policies”. There have been no material changes to the application of critical accounting policies and significant judgments and estimates since those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Recent Accounting Pronouncements

In July 2013, the FASB issued an accounting standard regarding the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  This standard requires entities to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss (“NOL”) or tax credit carryforward whenever the NOL or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed. This accounting standard update requires entities to assess whether to net the unrecognized tax benefit with a deferred tax asset as of the reporting date. This guidance is effective for fiscal years beginning after December 15, 2013, with early adoption permitted. We adopted this guidance during the first quarter of 2014. The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

Based on our variable rate debt balance as of March 31, 2014, an increase of 1% in the interest rates would cause our annual interest rate costs to increase by approximately $5.4 million. A decrease in the current interest rates would have no impact on interest expense due to an interest rate floor that exists on the Senior Credit Facility.

Foreign Currency Exchange Rate Market Risk

We are subject to the risk of foreign currency exchange rate changes in the conversion from local currencies to the U.S. dollar of the reported financial position and operating results of our non-U.S. based subsidiaries. We are also subject to foreign currency exchange rate changes for purchases of goods and services that are denominated in currencies other than the U.S. dollar. The primary currencies to which we are exposed to fluctuations are the Canadian Dollar, the Chinese Renminbi, and the British Pound. The fair value of our net foreign investments and our foreign denominated payables would not be materially affected by a 10% adverse change in foreign currency exchange rates for the three months ended March 31, 2014 and 2013.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act has been appropriately recorded, processed, summarized and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our CEO and CFO have concluded that, as of March 31, 2014, our disclosure controls and procedures are effective at the reasonable assurance level.

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

As of March 31, 2014, there were 76 pending lawsuits related to Hydroxycut in which we have been named, including 70 individual, largely personal injury claims and six putative class action cases, generally inclusive of claims of consumer fraud, misrepresentation, strict liability and breach of warranty.

The United States Judicial Panel on Multidistrict Litigation consolidated pretrial proceedings of many of the pending actions in the Southern District of California (In re: Hydroxycut Marketing and Sales Practices Litigation, MDL No. 2087).

In May 2013, the parties to the individual personal injury cases signed a Master Settlement Agreement, under which we are not required to make any payments. Settlement payments will be made exclusively by Iovate and dismissals are expected to be entered in these actions on or before June 1, 2014.

The parties in the consolidated class actions reached a settlement, but the Court denied final approval of that settlement in December 2013. The parties have since reached a revised settlement, which remains subject to Court approval. The Company is not required to make any payments under the current settlement agreement. Following resolution of the individual personal injury cases and the settlement of the consolidated class action suits, all of the Hydroxycut claims currently pending against the Company will be resolved without any payment by the Company.

DMAA Claims. Prior to December 2013, we sold products manufactured by third parties that contained derivatives from geranium known as 1.3-dimethylpentylamine/ dimethylamylamine/13-dimethylamylamine, or “DMAA,” which were recalled from our stores in November 2013.  As of March 31, 2014, we were named in the following 18 lawsuits involving products containing DMAA, including 15 personal injury cases and three putative class action cases:

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

•                  Dominic Little vs. USPlabs, LLC, Jonathan Vincent Doyle (an individual), Jacob Geissler (an individual), USPlabs Jack3d, LLC, USPlabs OxyElite, LLC, GNC Corporation, the Vitamin Shoppe, Vitamin Shoppe Industries, Inc., Bally Total Fitness Corporation, Natural Alternatives International, Inc., S.K. Laboratories, Inc., Los Angeles Superior Court (Case No. BC534065), filed January 23, 2014

•                  Jamie Franco  v. USPLabs, GNC Corporation, et al., United States District Court for the Central District of California (Case No. CV-14-00592), filed January 24, 2014

•                  Roel Vista v. USPLabs, GNC Corporation, et al. United States District Court for the Northern District of California (Case No. CV-14-0037), filed January 24, 2014

•                  Karina Lujan, individually and as next friend of Kalysa Rosa, Michael Lujan, Jimmy Eddy Lujan and Gabriel Lujan v. USPLABS, LLC, GNC Holdings et al., District Court, 298th Judicial District, Dallas County, Texas (Case No. DC-13-05677-M), filed March 14, 2014

Putative Class Action Claims:

•                  Michael Campos, Jennifer Southwick, and others v. USPLabs, LLC and GNC Corp., United States District Court for the Southern District of California (Case No. 13CV2891 DMS BLM), filed December 5, 2013

•                  Christopher Lutkus v. USPLabs, LLC and GNC Corp., United States District Court for the Northern District of Florida (Case No.  4:13-cv-00627-RH-CAS), filed November 13, 2013

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

Jason Olive v. General Nutrition Corp., On April 11, 2012, Jason Olive filed a complaint in the Superior Court of California, County of Los Angeles (Case No. BC482686), for misappropriation of likeness in which the Plaintiff alleges that we continued to use his image in stores after the expiration of the license to do so in violation of common law and California statutes. Plaintiff is seeking compensatory, punitive and statutory damages and attorneys’ fees and costs. A previously set trial date of April 2, 2014 was vacated and no trial date has been set. As of March 31, 2014, an immaterial liability has been accrued in the accompanying financial statements.

Item 1A.   Risk Factors

There have been no material changes to the disclosures relating to this item from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth information regarding Holdings’ purchases of shares of common stock during the quarter ended March 31, 2014:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs
January 1 to January 31, 2014	-	-	-	$ 440,745,348
February 1 to February 28, 2014	1,589,796	47.00	1,589,796	$ 366,020,646
March 1 to March 31, 2014	1,569,532	47.96	1,569,532	$ 290,745,368
Total	3,159,328	$ 47.48	3,159,328

(1)          In November 2013, we announced that our board of directors approved a multi-year share repurchase program pursuant to which we were authorized to purchase up to an aggregate of $500.0 million shares of common stock during the twenty-four month period ending November 30, 2015 (the “Repurchase Program”). Other than purchases in connection with the Repurchase Program as set forth in the table above, we made no purchases of shares of common stock for the quarter ended March 31, 2014.

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

GNC HOLDINGS, INC.
(Registrant)

/s/ Joseph M. Fortunato
Date: May 8, 2014	Joseph M. Fortunato
President and Chief Executive Officer

/s/ Michael M. Nuzzo
Date: May 8, 2014	Michael M. Nuzzo
Chief Financial Officer

/s/ Patrick A. Fortune
Date: May 8, 2014	Patrick A. Fortune
Corporate Controller