Form 10-Q
period 2014-06-30
GNC HOLDINGS, INC.
filed 2014-07-29
CIK 1502034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of July 25, 2014, there were 89,984,798 outstanding shares of Class A common stock, par value $0.001 per share (the “common stock”), of GNC Holdings, Inc.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

GNC HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, including share data)

	June 30, 2014	December 31, 2013
Current assets:	(unaudited)
Cash and cash equivalents	$118,545	$226,217
Receivables, net	142,864	144,833
Inventories (Note 3)	588,375	547,916
Prepaids and other current assets	43,733	47,081
Total current assets	893,517	966,047
Long-term assets:
Goodwill (Note 4)	674,800	666,346
Brands (Note 4)	720,000	720,000
Other intangible assets, net (Note 4)	138,948	142,774
Property, plant and equipment, net	220,947	206,754
Other long-term assets	38,736	38,426
Total long-term assets	1,793,431	1,774,300
Total assets	$2,686,948	$2,740,347

Current liabilities:
Accounts payable	$148,958	$135,164
Current portion, long-term debt (Note 5)	4,825	5,443
Deferred revenue and other current liabilities	107,499	106,459
Total current liabilities	261,282	247,066
Long-term liabilities:
Long-term debt (Note 5)	1,339,613	1,341,656
Deferred tax liabilities, net	283,325	282,377
Other long-term liabilities	59,358	53,669
Total long-term liabilities	1,682,296	1,677,702
Total liabilities	1,943,578	1,924,768

Commitments and Contingencies (Note 7)

Stockholders’ equity:
Common stock, $0.001 par value, 300,000 shares authorized:
Class A, 113,069 shares issued and 89,885 shares outstanding and 23,184 shares held in treasury at June 30, 2014 and 112,961 shares issued and 93,989 shares outstanding and 18,972 shares held in treasury at December 31, 2013	113	112
Paid-in-capital	854,330	847,886
Retained earnings	810,790	700,108
Treasury stock, at cost	(924,635)	(734,482)
Accumulated other comprehensive income	2,772	1,955
Total stockholders’ equity	743,370	815,579
Total liabilities and stockholders’ equity	$2,686,948	$2,740,347

The accompanying notes are an integral part of the consolidated financial statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(unaudited)
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenue	$675,216	$676,276	$1,352,492	$1,340,966
Cost of sales, including cost of warehousing,
distribution and occupancy	416,636	420,384	837,920	828,937

Gross profit	258,580	255,892	514,572	512,029

Compensation and related benefits	81,159	81,104	163,564	160,649
Advertising and promotion	22,205	16,282	39,090	36,722
Other selling, general and administrative	37,480	34,917	72,793	66,582
Other (income) expense, net	(3,315)	(82)	(3,181)	(115)
Operating income	121,051	123,671	242,306	248,191

Interest expense, net (Note 5)	11,675	11,101	23,206	22,116

Income before income taxes	109,376	112,570	219,100	226,075

Income tax expense (Note 10)	39,489	40,882	79,310	81,744

Net income	$69,887	$71,688	$139,790	$144,331

Income per share - Basic and Diluted:

Earnings per share:
Basic	$0.77	$0.74	$1.52	$1.47
Diluted	$0.77	$0.73	$1.52	$1.46

Weighted average common shares outstanding:
Basic	90,414	97,428	91,687	98,208
Diluted	90,931	98,333	92,265	99,106

Dividends declared per share:	$0.16	$0.15	$0.32	$0.30

The accompanying notes are an integral part of the consolidated financial statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net income	$69,887	$71,688	$139,790	$144,331
Other comprehensive income (loss):
Foreign currency translation adjustments	1,598	(708)	817	(1,305)

Comprehensive income	$71,485	$70,980	$140,607	$143,026

The accompanying notes are an integral part of the consolidated financial statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands, including per share data)

	Common Stock Class A		Treasury Stock	Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
	Shares	Dollars
Balance at December 31, 2013	93,989	$112	$(734,482)	$847,886	$700,108	$1,955	$815,579
Comprehensive income	—	—	—	—	139,790	817	140,607
Repurchase of treasury stock	(4,233)	—	(190,153)	—	—	—	(190,153)
Common stock dividends	—	—	—	—	(29,108)	—	(29,108)
Conversions to common stock	129	1	—	3,093	—	—	3,094
Non-cash stock-based compensation	—	—	—	3,351	—	—	3,351
Balance at June 30, 2014 (unaudited)	89,885	113	(924,635)	854,330	810,790	2,772	743,370

Balance at December 31, 2012	99,244	$111	$(423,900)	$810,094	$492,687	$3,047	$882,039
Comprehensive income (loss)	—	—	—	—	144,331	(1,305)	143,026
Repurchase of treasury stock	(4,180)	—	(181,310)	—	—	—	(181,310)
Common stock dividends	—	—	—	—	(29,140)	—	(29,140)
Conversions to common stock	614	1	—	12,567	—	—	12,568
Non-cash stock-based compensation	—	—	—	3,874	—	—	3,874
Balance at June 30, 2013 (unaudited)	95,678	112	(605,210)	826,535	607,878	1,742	831,057

The accompanying notes are an integral part of the consolidated financial statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six months ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$139,790	$144,331
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	27,401	25,131
Amortization of debt costs	895	1,258
Increase in provision for inventory losses	10,395	8,990
Decrease (increase) in receivables	892	(13,948)
Increase in inventory	(48,990)	(61,874)
Decrease (increase) in prepaids and other current assets	3,512	(1,997)
Increase in accounts payable	12,348	32,449
Decrease in deferred revenue and other current liabilities	(303)	(13,250)
Other operating activities	7,387	5,742
Net cash provided by operating activities	153,327	126,832

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(36,100)	(21,475)
Cash paid for acquisitions, net of cash acquired	(6,402)	—
Other investing activities	(284)	(1,194)
Net cash used in investing activities	(42,786)	(22,669)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid to shareholders	(28,960)	(29,078)
Payments on long-term debt	(3,040)	(1,893)
Proceeds from exercised stock options	1,908	6,280
Tax benefit from exercise of stock options	1,681	6,970
Repurchase of treasury stock	(190,153)	(181,310)
Net cash used in financing activities	(218,564)	(199,031)

Effect of exchange rate on cash and cash equivalents	351	352
Net decrease in cash and cash equivalents	(107,672)	(94,516)
Beginning balance, cash and cash equivalents	226,217	158,541
Ending balance, cash and cash equivalents	$118,545	$64,025

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

The Company is vertically integrated, as its operations consist of purchasing raw materials, formulating and manufacturing products and selling the finished products through its three segments: Retail, Franchising and Manufacturing/Wholesale. Corporate retail store operations are located in the United States, Canada, Puerto Rico and beginning in 2014, Ireland with the acquisition of THSD d/b/a The Health Store ("The Health Store"). In addition, the Company offers products domestically through GNC.com, LuckyVitamin Corp. ("Lucky Vitamin"), www.drugstore.com, and beginning in 2013, the United Kingdom with the acquisition of Discount Supplements, Ltd. (“Discount Supplements”). Franchise stores are located in the United States and over 50 international countries (including distribution centers where retail sales are made). The Company operates its primary manufacturing facilities in South Carolina and distribution centers in Arizona, Pennsylvania and South Carolina. The Company manufactures the majority of its branded products, but also merchandises various third-party products. Additionally, the Company licenses the use of its trademarks and trade names.

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

Recent Significant Transactions. In November 2013, the board of directors of Holdings approved a multi-year program to repurchase up to an aggregate of $500.0 million of Holdings' common stock. We repurchased $190.2 million of common stock during the six months ended June 30, 2014 and have utilized $249.3 million of the program.

In October 2013, the Company acquired Discount Supplements, an online retailer of multi-brand sports nutrition products in the United Kingdom. The aggregate purchase price of Discount Supplements was $33.3 million.

On April 17, 2014, the Company acquired The Health Store, a nine store chain based in Dublin, Ireland. The aggregate purchase price of The Health Store was $8.9 million.

NOTE 2.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission. The year-end consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s audited financial statements in Holdings’ Annual Report on Form 10-K filed for the year ended December 31, 2013. There have been no material changes to the application of significant accounting policies and significant judgments and estimates since December 31, 2013.

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

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board ("FASB") issued accounting standard ASU 2013-11, regarding the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This standard requires entities to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss (“NOL”) or tax credit carryforward whenever the NOL or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed. This accounting standard update requires entities to assess whether to net the unrecognized tax benefit with a deferred tax asset as of the reporting date. This guidance is effective for fiscal years beginning after December 15, 2013, with early adoption permitted. The Company adopted this guidance during the first quarter of 2014. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued accounting standard ASU 2014-09, which updates revenue recognition guidance relating to contracts with customers. This standard states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This standard is effective for fiscal years beginning after December 15, 2016. The Company is currently evaluating the impact this guidance will have on the consolidated financial statements.

In June 2014, the FASB issued accounting standard ASU 2014-12, which updates guidance on performance stock awards. The update states that for any award that has a performance target that affects vesting and that could be achieved after the requisite period, that performance target should still be treated as a performance condition. This standard is effective for fiscal years beginning after December 15, 2015. The Company is currently evaluating the impact this guidance will have on the consolidated financial statements.

NOTE 3.  INVENTORIES

The net carrying value of inventories consisted of the following:

	June 30, 2014	December 31, 2013
	(unaudited)
	(in thousands)

Finished product ready for sale	$503,280	$458,366
Work-in-process, bulk product and raw materials	77,050	81,575
Packaging supplies	8,045	7,975
Total	$588,375	$547,916

NOTE 4. GOODWILL AND INTANGIBLE ASSETS, NET

For the six months ended June 30, 2014 and 2013, the Company acquired 17 and 11 franchise stores, respectively. These acquisitions were accounted for using the acquisition method of accounting and the Company recorded the acquired inventory, fixed assets, franchise rights and goodwill, with an applicable reduction to receivables and cash. The total purchase price associated with these acquisitions was $2.2 million and $2.0 million, respectively, of which $1.4 million and $1.2 million, respectively, was paid in cash.

On April 17, 2014, the Company acquired the assets and assumed the liabilities of The Health Store, which was accounted for as a business combination. The total purchase price for this acquisition was approximately $8.9 million. Of the purchase price, $6.9 million was allocated to goodwill, $0.8 million to amortizable intangibles, and $0.3 million to working capital.

The following table summarizes the Company’s goodwill activity:

	Retail	Franchising	Manufacturing/ Wholesale	Total
	(in thousands)

Balance at December 31, 2013	346,202	$117,303	$202,841	$666,346
Acquired franchise stores	860	—	—	860
Acquisition of The Health Store	6,853	—	—	6,853
Translation effect of exchange rates	741	—	—	741
Balance at June 30, 2014 (unaudited)	$354,656	$117,303	$202,841	$674,800

Intangible assets other than goodwill consisted of the following:

	Retail Brand	Franchise Brand	Operating Agreements	Other Intangibles	Total
	(in thousands)

Balance at December 31, 2013	$500,000	$220,000	$125,665	$17,109	$862,774
Acquired franchise stores	—	—	—	515	515
Acquisition of The Health Store	—	—	—	788	788
Amortization expense	—	—	(3,326)	(2,072)	(5,398)
Translation effect of exchange rates	—	—	—	269	269
Balance at June 30, 2014 (unaudited)	$500,000	$220,000	$122,339	$16,609	$858,948

The following table reflects the gross carrying amount and accumulated amortization for each major intangible asset:

	Weighted- Average Life	June 30, 2014			December 31, 2013
		Cost	Accumulated Amortization	Carrying Amount	Cost	Accumulated Amortization	Carrying Amount
		(unaudited)
		(in thousands)
Brands - retail	—	$500,000	$—	$500,000	$500,000	$—	$500,000
Brands - franchise	—	220,000	—	220,000	220,000	—	220,000
Retail agreements	30.3	31,000	(7,828)	23,172	31,000	(7,301)	23,699
Franchise agreements	25.0	70,000	(20,417)	49,583	70,000	(19,017)	50,983
Manufacturing agreements	25.0	70,000	(20,417)	49,583	70,000	(19,017)	50,983
Other intangibles	8.1	21,429	(5,855)	15,574	20,327	(3,995)	16,332
Franchise rights	3.0	5,978	(4,942)	1,036	5,463	(4,686)	777
Total	23.4	$918,407	$(59,459)	$858,948	$916,790	$(54,016)	$862,774

The following table represents future estimated amortization expense of intangible assets with finite lives at June 30, 2014:

Years ending December 31,	Estimated amortization expense
(unaudited)
(in thousands)

2014	$5,483
2015	10,756
2016	9,870
2017	7,784
2018	7,700
Thereafter	97,355
Total	$138,948

NOTE 5.  LONG-TERM DEBT / INTEREST EXPENSE

Long-term debt consisted of the following:

	June 30, 2014	December 31, 2013
	(unaudited)
	(in thousands)

Senior Credit Facility	$1,344,069	$1,345,987
Other	369	1,112
Total debt	1,344,438	1,347,099
Less: current maturities	(4,825)	(5,443)
Long-term debt	$1,339,613	$1,341,656

In 2013, the Company amended and restated its existing $1.4 billion term loan facility (the “Term Loan Facility”) to, among other amendments, increase borrowings by $252.5 million and extend the maturity date of the Term Loan Facility to March 2019. The Company also increased the amount available for borrowing under the $80.0 million revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Senior Credit Facility”) to $130.0 million, extended the maturity date of the Revolving Credit Facility to March 2017, and effected changes in the interest rates applicable to amounts outstanding under the Revolving Credit Facility.

For the six months ended June 30, 2014 and 2013, net interest expense was $23.2 million and $22.1 million, respectively, and consisted primarily of interest on outstanding borrowings under the Term Loan Facility. Interest under both the Term Loan Facility and the Revolving Credit Facility is based on variable rates. At both June 30, 2014 and December 31, 2013, the interest rate under the Term Loan Facility was 3.25%. The Revolving Credit Facility was undrawn and had outstanding letters of credit of $1.1 million at both June 30, 2014 and December 31, 2013. At both June 30, 2014 and December 31, 2013, the commitment fee on the undrawn portion of the Revolving Credit Facility was 0.5%, and the outstanding letters of credit fee was 2.50%.

As of June 30, 2014, the Company believes that it is in compliance with all covenants under the Senior Credit Facility.

NOTE 6.  FINANCIAL INSTRUMENTS

At June 30, 2014 and December 31, 2013, the Company’s financial instruments consisted of cash and cash equivalents, receivables, franchise notes receivable, accounts payable, certain accrued liabilities and long-term debt. The carrying amount of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximates their respective fair values because of the short maturities of these instruments. Based on the interest rates currently available and their underlying risk, the carrying value of the franchise notes receivable approximates their respective fair values. These fair values are reflected net of reserves for uncollectible amounts. As considerable judgment is required to determine these estimates and assumptions, changes in the assumptions or methodologies may have an effect on these estimates. The Company determined the estimated fair values of its debt by using currently available market information. The fair value measurement for debt is classified as a Level 2 input on the fair value hierarchy, as defined in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The actual and estimated fair values of the Company’s financial instruments are as follows:

	June 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(unaudited)
	(in thousands)

Cash and cash equivalents	$118,545	$118,545	$226,217	$226,217
Receivables, net	142,864	142,864	144,833	144,833
Franchise notes receivable, net	15,257	15,257	10,163	10,163
Accounts payable	148,958	148,958	135,164	135,164
Long-term debt (including current portion)	1,344,438	1,327,632	1,347,099	1,343,732

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

As of June 30, 2014, there were 76 pending lawsuits related to Hydroxycut in which the Company had been named: 70 individual, largely personal injury claims and six putative class action cases, generally inclusive of claims of consumer fraud, misrepresentation, strict liability and breach of warranty.

The United States Judicial Panel on Multidistrict Litigation consolidated pretrial proceedings of many of the pending actions in the Southern District of California (In re: Hydroxycut Marketing and Sales Practices Litigation, MDL No. 2087).

In May 2013, the parties to the individual personal injury cases signed a Master Settlement Agreement, under which the Company is not required to make any payments. Settlement payments will be made exclusively by Iovate and dismissals are expected to be entered in these actions in the near term.

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

DMAA / Aegeline Claims.  Prior to December 2013, the Company sold products manufactured by third parties that contained derivatives from geranium known as 1.3-dimethylpentylamine/ dimethylamylamine/13-dimethylamylamine, or “DMAA,” which were recalled from its stores in November 2013, and/or Aegeline, a compound extracted from bael trees.  As of June 30, 2014, the Company was named in 20 lawsuits involving products containing DMAA and/or Aegeline, including 17 personal injury cases and three putative class action cases.  The proceedings associated with these cases, which generally seek indeterminate money damages, are in the early stages, and any liabilities that may arise from these matters are not probable or reasonably estimable at this time. The Company is contractually entitled to indemnification by its third-party vendor with regard to these matters, although the Company’s ability to obtain full recovery in respect of any such claims against it is dependent upon the creditworthiness of the vendor and/or its insurance coverage and the absence of any significant defenses available to its insurer.

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

FLSA Matters.    On June 29, 2010, Dominic Vargas and Anne Hickok, on behalf of themselves and all others similarly situated, sued General Nutrition Corporation and the Company in federal court (U.S. District Court, Western District of Pennsylvania, Case No. 2:5-mc-2025). The two-count complaint alleges, generally, that plaintiffs were required to perform work on an uncompensated basis and that the Company failed to pay overtime for such work. The second count of the complaint alleges the Company retaliated against plaintiffs when they complained about the overtime policy. The Company filed a motion to dismiss count II of the Complaint and on January 6, 2011 the court granted the motion. In fall, 2011, plaintiffs filed their Motion for Class Certification. On August 16, 2012, the Court ruled on the motion, granting in part and denying in part, the motion.  Class notice was mailed to putative class members in November 2012 and discovery regarding opt-in plaintiffs is ongoing. As of June 30, 2014, an immaterial liability has been accrued in the accompanying financial statements.

Jason Olive v. General Nutrition Corp. On April 11, 2012, Jason Olive filed a complaint in the Superior Court of California, County of Los Angeles (Case No. BC482686), for misappropriation of likeness in which the plaintiff alleges that the Company continued to use his image in stores after the expiration of the license to do so in violation of common law and California statutes. Plaintiff is seeking compensatory, punitive and statutory damages and attorneys’ fees and costs, and a trial in this matter is currently scheduled for December 2014. As of June 30, 2014, an immaterial liability has been accrued in the accompanying financial statements.

Commitments

In addition to operating leases obtained in the normal course of business, the Company maintains certain purchase commitments with various vendors to ensure its operational needs are fulfilled.  As of June 30, 2014, such future purchase commitments consisted of $4.9 million. Other commitments related to the Company’s business operations cover varying periods of time and are not significant. All of these commitments are expected to be fulfilled with no adverse consequences to the Company’s operations or financial condition.

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

Both plans have provisions that allow for the granting of stock options, restricted stock and other stock-based awards and are available to certain eligible employees, directors, consultants or advisors as determined by the Compensation Committee. Stock options under the plans were granted with exercise prices at or above fair market value on the date of grant, typically vest over a four- or five-year period, and expire seven or ten years from the date of grant.

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

The Company utilizes the Black Scholes model to calculate the fair value of options under both the 2011 Stock Plan and the 2007 Stock Plan. The grant-date fair value of the Company’s restricted stock awards and restricted stock units is based on the closing price of a share of the Company’s common stock on the New York Stock Exchange on the date of the grant. The resulting compensation cost is recognized in the Company’s financial statements over the vesting period. The Company recognized $3.4 million and $3.9 million of total non-cash stock-based compensation expense for the six months ended June 30, 2014 and 2013, respectively. At June 30, 2014, there was approximately $17.8 million of total unrecognized compensation cost related to non-vested stock-based compensation for all awards previously made that are expected to be recognized over a weighted average period of approximately 1.5 years. All expense for the stock-based compensation plans is recorded to paid-in-capital.

During the six months ended June 30, 2014, the total intrinsic value of options exercised and stock awards converted was $4.6 million and the total amount received by Holdings from the exercise of options and stock awards converted was $1.9 million. The total tax impact associated with the exercise of options and stock awards converted for the six months ended June 30, 2014 was a benefit of $1.7 million, of which $1.2 million was recorded to paid-in-capital.

During the six months ended June 30, 2013, the total intrinsic value of options exercised and stock awards converted was $18.7 million, and the total amount received by Holdings from the exercise of options and stock awards converted was $6.3 million. The total tax impact associated with the exercise of options and stock awards converted for the six months ended June 30, 2013 was a benefit of $7.0 million, of which $6.3 million was recorded to paid-in-capital.

Stock Options

The following table sets forth a summary of stock options under all plans for the six months ended June 30, 2014:

	Total Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2013	1,887,154	$24.14
Exercised	(108,024)	17.04
Forfeited	(40,814)	31.20
Outstanding at June 30, 2014	1,738,316	$24.41	5.1	$16,844

Exercisable at June 30, 2014	743,785	$21.32	5.2	$9,506

There were no options granted during the six months ended June 30, 2014. The weighted average fair value per share of options granted during the six months ended June 30, 2013 was $14.01. Fair value of options vested during the six months ended June 30, 2014 and 2013 was $1.6 million and $2.0 million, respectively.

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

Restricted Stock Awards

The following table sets forth a summary of restricted stock awards granted under the 2011 Stock Plan and related information for the six months ended June 30, 2014:

	Restricted Stock	Weighted Average Grant-Date Fair Value

Outstanding at December 31, 2013	114,981	$25.16
Granted	10,404	36.52
Vested	(20,436)	32.40
Forfeited	(4,718)	29.36
Outstanding at June 30, 2014	100,231	$24.67

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

The following table sets forth a summary of restricted stock units and performance stock units granted under the 2011 Stock Plan and related information for the six months ended June 30, 2014:

	Time Vesting Restricted Stock Units	Weighted Average Grant-Date Fair Value	Performance Vesting Restricted Stock Units	Weighted Average Grant-Date Fair Value

Outstanding at December 31, 2013	141,298	$40.81	55,366	$45.94
Granted	151,412	43.99	130,798	44.62
Vested	(1,014)	45.57	—	—
Forfeited	(3,778)	35.72	(2,074)	42.19
Outstanding at June 30, 2014	287,918	$42.53	184,090	$45.04

NOTE 9.  SEGMENTS

The Company has three reportable segments, each of which represents an identifiable component of the Company for which separate financial information is available. This information is utilized by management to assess performance and allocate assets accordingly. The Company’s management evaluates segment operating results based on several indicators. The primary key performance indicators are sales and operating income or loss for each segment. Operating income or loss, as evaluated by management, excludes certain items that are managed at the consolidated level, such as distribution and warehousing, impairments and other corporate costs. The Retail reportable segment includes the Company’s corporate store operations in the United States, Canada, Puerto Rico, and Ireland, and its websites GNC.com, Lucky Vitamin, and Discount Supplements. The Franchise reportable segment represents the Company’s franchise operations, both domestically and internationally. The Manufacturing/Wholesale reportable segment represents the Company’s manufacturing operations in South Carolina and the Wholesale sales business. This segment supplies the Retail and Franchise segments, along with various third parties, with finished products for sale. The Warehousing and Distribution and Corporate costs represent the Company’s administrative expenses. The accounting policies of the segments are the same as those described in the “Basis of Presentation and Summary of Significant Accounting Policies.”

The following table represents key financial information of the Company’s segments:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(unaudited)
	(in thousands)
Revenue:
Retail	$505,508	$502,490	$1,014,506	$995,957
Franchise	110,142	110,560	216,476	218,446
Manufacturing/Wholesale:
Intersegment revenues	63,858	67,546	132,616	133,017
Third Party	59,566	63,226	121,510	126,563
Subtotal Manufacturing/Wholesale	123,424	130,772	254,126	259,580
Subtotal segment revenues	739,074	743,822	1,485,108	1,473,983
Elimination of intersegment revenues	(63,858)	(67,546)	(132,616)	(133,017)
Total revenue	$675,216	$676,276	$1,352,492	$1,340,966
Operating income:
Retail	$94,425	$100,344	$188,545	$198,927
Franchise	41,116	36,650	81,313	75,075
Manufacturing/Wholesale	22,932	25,507	46,443	48,434
Unallocated corporate and other costs:
Warehousing and distribution costs	(17,047)	(16,869)	(32,981)	(33,224)
Corporate costs	(20,375)	(21,961)	(41,014)	(41,021)
Subtotal unallocated corporate and
other costs	(37,422)	(38,830)	(73,995)	(74,245)
Total operating income	121,051	123,671	242,306	248,191
Interest expense, net	11,675	11,101	23,206	22,116
Income before income taxes	$109,376	$112,570	$219,100	$226,075

NOTE 10.  INCOME TAXES

The Company recognized $79.3 million of income tax expense (or 36.2% of pre-tax income) during the six months ended June 30, 2014 compared to $81.7 million (or 36.2% of pre-tax income) for the same period in 2013.

The Company files a consolidated U.S. federal tax return and various consolidated and separate tax returns as prescribed by the tax laws of the state, local and international jurisdictions in which it operates. The Company’s 2010 and 2011 federal income tax returns have been examined by the Internal Revenue Service. The Company has various state, local and international jurisdiction tax years open to examination (the earliest open period is 2005), and the Company also has certain state and local jurisdictions currently under audit. As of June 30, 2014, the Company believes that it has appropriately reserved for potential federal, state and international income tax exposures.

At June 30, 2014 and December 31, 2013, the Company had $11.2 million and $10.8 million of unrecognized tax benefits, respectively. As of June 30, 2014, the Company is not aware of any tax positions for which it is reasonably possible that the amounts of unrecognized tax benefits will significantly increase or decrease within the next 12 months. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is approximately $11.2 million. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company had accrued approximately $4.2 million at both June 30, 2014 and December 31, 2013, respectively, for potential interest and penalties associated with uncertain tax positions. To the extent interest and penalties are not assessed with respect to the ultimate settlement of uncertain tax positions, amounts previously accrued will be reduced and reflected as a reduction of the overall income tax provision.

NOTE 11. SUBSEQUENT EVENTS

On July 24, 2014, the board of directors authorized and declared a cash dividend for the third quarter of 2014 of $0.16 per share of common stock, payable on or about September 26, 2014 to stockholders of record as of the close of business on September 12, 2014.

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

All forward-looking statements, including, without limitation, our examination of historical operating trends, are based upon our current expectations and various assumptions. We believe there is a reasonable basis for our expectations and beliefs, but they are inherently uncertain. We may not realize our expectations, and our beliefs may not prove correct. Actual results could differ materially from those described or implied by such forward-looking statements. The following uncertainties and factors, among others (including, but not limited to, those we describe under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013), could affect future performance and cause actual results to differ materially from those matters expressed in or implied by forward-looking statements:

•	significant and growing competition in our industry;

•	unfavorable publicity or consumer perception of our industry or products, as well as general changes in consumer behaviors and trends;

•	increases in the cost of borrowings and limitations on availability of additional debt or equity capital;

•	our debt levels and restrictions in our debt agreements;

•	incurrence of material product liability and product recall costs;

•	loss or retirement of key members of management;

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

•	any failure by our current marketing initiatives to timely produce the results that we anticipate;

•	changes in applicable laws relating to our franchise operations;

•	damage or interruption to our information systems;

•	risks and costs associated with data loss, credit card fraud and identity theft;

•	impact of current economic conditions on our business;

•	unusually adverse weather conditions;

•	natural disasters, pandemic outbreaks, boycotts, and geo-political events; and

•	failure to maintain effective internal controls.

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

Business Overview

We are a global specialty retailer of health and wellness products. We derive our revenues principally from product sales through our company-owned stores and online through GNC.com, LuckyVitamin Corp. ("Lucky Vitamin"), and Discount-Supplements.co.uk ("Discount Supplements", United Kingdom, which we acquired in October 2013), domestic and international franchise activities and sales of products manufactured in our facilities to third parties. We sell products through a worldwide network of more than 8,700 locations operating under the GNC brand name.

In October 2013, we acquired Discount Supplements, the leading multi-brand sports nutrition e-commerce retailer in the United Kingdom.

In November 2013, our board of directors approved a multi-year program to repurchase up to an aggreggate of $500.0 million of our Class A common stock (the “common stock”). As of June 30, 2014, we had completed $249.3 million of the program.

On April 17, 2014, the Company acquired THSD d/b/a The Health Store (“The Health Store”), a nine store chain based in Dublin, Ireland.

Executive Overview

In 2014, we have continued to focus on our five principal corporate goals: growing company-owned domestic retail earnings, growing company-owned domestic retail square footage, growing our international footprint, expanding our e-commerce business and further leveraging the GNC brand. These goals are designed to drive both short-term and long-term financial results. Our results for the three months ended June 30, 2014 were affected by a difficult environment with slower industry sales in many categories, widespread retail industry traffic challenges, and the anniversary of our chain-wide Member Pricing launch which generated incremental traffic for the three months ended June 30, 2013. The following results are for the three months ended June 30, 2014 compared to the same period in 2013:

•	Our company-owned domestic same store sales decreased 1.7%, which includes a 3.7% increase in sales by our GNC.com business.

•	We increased our company-owned domestic store count by 30 net new stores during the second quarter of 2014.

•	Our retail segment sales increased 0.6%, and operating income decreased 5.9%.

•	Total franchising revenue decreased 0.4%, and operating income increased 12.2%.

•	Domestic franchising revenue increased 6.4%, and we added 24 net new domestic franchise stores during the second quarter of 2014.

•	International franchise revenue decreased 10.5%, and we added 25 net new international franchise stores during the second quarter of 2014.

•	Sales decreased in our wholesale/manufacturing segment by 5.8% due to timing of purchases from our large wholesale customers, and operating income decreased 10.1%.

•	Our total revenue decreased 0.2%, and our total operating income decreased 2.1%.

•	For the six months ended June 30, 2014, we generated net cash from operating activities of $153.3 million, repurchased $190.2 million in common stock, and paid $29.0 million in common stock dividends.

•
We launched our Beat Average™ marketing campaign to increase brand awareness. This integrated campaign spans our stores, digital, social, direct, print and outdoor media, and a national television campaign.

Revenues and Operating Performance from our Segments

We measure our operating performance primarily through revenues and operating income from our three segments, Retail, Franchise and Manufacturing/Wholesale, and through the management of unallocated costs from our warehousing, distribution and corporate segments, as follows:

•
Retail: Retail revenues are generated by sales to consumers at our company-owned stores and online through our websites, GNC.com, Lucky Vitamin, and Discount Supplements. Although we believe that our retail and franchise businesses are not seasonal in nature, historically we have experienced, and expect to continue to experience, a variation in our net sales and operating results from quarter to quarter.

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

A significant portion of our business infrastructure is comprised of fixed operating costs. Our vertically integrated distribution network, manufacturing capacity, and our ability to outsource production can support higher sales volume. We expect to open a fourth domestic distribution center in 2014. This distribution center will be located near Indianapolis, Indiana, and we believe that it will provide incremental distribution capacity sufficient for the foreseeable future.

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

•
consolidation within our industry and increasing participation in our market by mass market retailers and consumer product manufacturers could continue to intensify competition within our industry and could negatively affect our market performance; and

•	a decline in disposable income available to consumers may lead to a reduction in consumer spending and negatively affect our operating performance.

Results of Operations

The following information presented for the three months ended June 30, 2014 and 2013 was prepared by management, is unaudited, and was derived from our unaudited consolidated financial statements and accompanying notes. In the opinion of management, all adjustments necessary for a fair statement of our financial position and operating results for such periods and as of such dates have been included.

As discussed in Note 9, “Segments,” to our unaudited consolidated financial statements, we evaluate segment operating results based on several indicators. The primary key performance indicators are revenues and operating income or loss for each segment. Revenues and operating income or loss, as evaluated by management, exclude certain items that are managed at the consolidated level, such as warehousing and distribution costs, impairments and other corporate costs. The following discussion compares the revenues and the operating income or loss by segment, as well as those items excluded from the segment totals.

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

Results of Operations

(Dollars in millions and percentages expressed as a percentage of total net revenue)

	Three months ended June 30,				Six months ended June 30,
	2014		2013		2014		2013
	(unaudited)
Revenues:
Retail	$505.5	74.9%	$502.5	74.3%	$1,014.5	75.0%	$996.0	74.3%
Franchise	110.1	16.3%	110.6	16.4%	216.5	16.0%	218.4	16.3%
Manufacturing / Wholesale	59.6	8.8%	63.2	9.3%	121.5	9.0%	126.6	9.4%
Total net revenues	675.2	100.0%	676.3	100.0%	1,352.5	100.0%	1,341.0	100.0%
Operating expenses:
Cost of sales, including warehousing,
distribution and occupancy costs	416.6	61.7%	420.4	62.2%	837.9	61.9%	829.0	61.8%
Compensation and related benefits	81.1	12.0%	81.1	12.0%	163.6	12.1%	160.6	12.0%
Advertising and promotion	22.2	3.3%	16.3	2.4%	39.1	2.9%	36.7	2.7%
Other selling, general and administrative
expenses	34.8	5.2%	32.8	4.8%	67.4	5.0%	62.4	4.7%
Amortization expense	2.7	0.4%	2.1	0.3%	5.4	0.4%	4.2	0.3%
Other (income) expense, net	(3.3)	-0.5%	(0.1)	—	(3.2)	-0.2%	(0.1)	—
Total operating expenses	554.1	82.1%	552.6	81.7%	1,110.2	82.1%	1,092.8	81.5%
Operating income:
Retail	94.4	13.9%	100.3	14.8%	188.5	13.9%	198.9	14.8%
Franchise	41.1	6.1%	36.7	5.4%	81.3	6.0%	75.1	5.6%
Manufacturing / Wholesale	22.9	3.4%	25.5	3.8%	46.4	3.4%	48.4	3.6%
Unallocated corporate and other costs:
Warehousing and distribution costs	(17.0)	-2.5%	(16.9)	-2.5%	(32.9)	-2.4%	(33.2)	-2.5%
Corporate costs	(20.3)	-3.0%	(21.9)	-3.2%	(41.0)	-3.0%	(41.0)	-3.0%
Subtotal unallocated corporate and other costs, net	(37.3)	-5.5%	(38.8)	-5.7%	(73.9)	-5.4%	(74.2)	-5.5%
Total operating income	121.1	17.9%	123.7	18.3%	242.3	17.9%	248.2	18.5%
Interest expense, net	11.7		11.1		23.2		22.1
Income before income taxes	109.4		112.6		219.1		226.1
Income tax expense	39.5		40.9		79.3		81.8
Net income	$69.9		$71.7		$139.8		$144.3

Note: The numbers in the above table have been rounded to millions.  All calculations related to the Results of Operations for the year-over-year comparisons were derived from unrounded data and could occasionally differ immaterially if you were to use the table above for these calculations.

Comparison of the Three Months Ended June 30, 2014 and 2013

Revenues

Our consolidated net revenues decreased $1.1 million, or 0.2%, to $675.2 million for the three months ended June 30, 2014 compared to $676.3 million for the same period in 2013. The decrease was the result of decreased sales in the Manufacturing/Wholesale and Franchise segments partially offset by the increased sales in the Retail segment.

Retail.  Revenues in our Retail segment increased $3.0 million, or 0.6%, to $505.5 million for the three months ended June 30, 2014 compared to $502.5 million for the same period in 2013, which was primarily driven by growth of $11.2 million in our e-commerce businesses (including GNC.com, Lucky Vitamin, and Discount Supplements) and $14.5 million from the addition of 149 net new corporate stores and nine The Health Store locations in Ireland, acquired in April 2014. These increases were partially offset by negative domestic retail same store sales, which includes sales from GNC.com, of 1.7%, approximately $2 million due to the exchange rate trend of the Canadian dollar, and the negative effect due to the Gold Card giveaway associated with the Member Pricing launch in 2013. Our company-owned store base increased by 158 stores to 3,423 at June 30, 2014 compared to 3,265 at June 30, 2013, which includes 13 new Canadian stores and nine new stores as a result of the acquisition of The Health Store.

Franchise. Revenues in our Franchise segment decreased $0.5 million, or 0.4%, to $110.1 million for the three months ended June 30, 2014 compared to $110.6 million for the same period in 2013. Domestic franchise revenue increased $4.2 million primarily due to higher product sales of $3.4 million. Our domestic franchise same store sales decreased by 2.7% for the three months ended June 30, 2014 compared to the same period in 2013. There were 1,050 domestic franchise stores at June 30, 2014 compared to 969 stores at June 30, 2013. International revenue decreased by $4.7 million, or 10.5%, for the three months ended June 30, 2014, compared to the same period in 2013, due to lower wholesale product sales, particularly due to regulatory and macro-economic factors in several key international franchise markets, partially offset by an increase in royalties. Our international franchisees have reported a 2.5% same store sales increase this year, on a local currency basis. Our international franchise store base increased by 150 stores to 2,076 at June 30, 2014 compared to 1,926 at June 30, 2013.

Manufacturing/Wholesale. Revenues in our Manufacturing/Wholesale segment, which includes third-party sales from our manufacturing facilities in South Carolina, as well as wholesale sales to Rite Aid, PetSmart, and Sam’s Club, decreased $3.6 million, or 5.8%, to $59.6 million for the three months ended June 30, 2014 compared to $63.2 million for the same period in 2013. Third-party contract manufacturing sales from our South Carolina manufacturing plant increased by $1.0 million, or 3.2%, to $32.4 million for the three months ended June 30, 2014 compared to $31.4 million for the same period in 2013. Wholesale revenue decreased $4.6 million, or 14.7%, due to timing of purchase orders and shipments with key wholesale customers.

Cost of Sales

Cost of sales, which includes product costs, costs of warehousing and distribution and occupancy costs, decreased $3.8 million, or 0.9%, to $416.6 million for the three months ended June 30, 2014 compared to $420.4 million for the same period in 2013. Cost of sales, as a percentage of net revenue, was 61.7% and 62.2% for the three months ended June 30, 2014 and 2013, respectively. The lower cost of sales percentage for the three months ended June 30, 2014 was due principally to a higher gross margin as a result of decreased price disounting compared to the same period in 2013, partially offset by higher occupancy expense related to the operating of 158 new stores in our retail segment.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses, including compensation and related benefits, advertising and promotion expense, and other SG&A expenses including amortization expense, increased $8.6 million, or 6.5%, to $140.9 million for the three months ended June 30, 2014 compared to $132.3 million for the same period in 2013. These expenses, as a percentage of net revenue, were 20.9% and 19.6% for the three months ended June 30, 2014 and 2013, respectively.

Compensation and related benefits. Compensation and related benefits increased $0.1 million, or 0.1%, to $81.2 million for the three months ended June 30, 2014 compared to $81.1 million for the same period in 2013. An increase in store salaries and benefits to support our increased store base was principally offset by the reversal of incentive and non-cash stock-based compensation accruals.

Advertising and promotion. Advertising and promotion expenses increased $5.9 million, or 36.4%, to $22.2 million for the three months ended June 30, 2014 compared to $16.3 million for the same period in 2013. Advertising expense, as a percentage of net revenue, was 3.3% and 2.4% for the three months ended June 30, 2014 and 2013, respectively. The increase in our advertising expense as a percentage of net revenue is due to the Beat Average™ marketing campaign launch in the second quarter of 2014, as compared to the “Respect Yourself” marketing campaign, which launched in the first quarter of 2013.

Other SG&A. Other SG&A expenses, including amortization expense, increased $2.6 million, or 7.3%, to $37.5 million for the three months ended June 30, 2014 compared to $34.9 million for the same period in 2013. This increase principally relates to expenses from our newly acquired retail businesses.

Other (Income) Expense, net

Other (income) expense, which includes the gain on sale of corporate owned stores to franchisees and foreign currency (gain) loss, increased $3.2 million to a gain of $3.3 million for the three months ended June 30, 2014 compared to a gain of $0.1 million for the same period in 2013. The increase in our other income is a result of more conversions from corporate stores to franchise stores for the three months ended June 30, 2014 compared to the same period in 2013.

Operating Income

As a result of the foregoing, consolidated operating income decreased $2.6 million, or 2.1%, to $121.1 million for the three months ended June 30, 2014 compared to $123.7 million for the same period in 2013. Operating income, as a percentage of net revenue, was 17.9% and 18.3% for the three months ended June 30, 2014 and 2013, respectively.

Retail. Operating income decreased $5.9 million, or 5.9%, to $94.4 million for the three months ended June 30, 2014 compared to $100.3 million for the same period in 2013. The decrease in operating income was primarily related to higher advertising spend corresponding with our Beat Average™ campaign launch in 2014 compared to the launch of our "Respect Yourself" marketing campaign during the first quarter of 2013, and expense deleveraging associated with negative same store sales.

Franchise. Operating income increased $4.4 million, or 12.2%, to $41.1 million for the three months ended June 30, 2014 compared to $36.7 million for the same period in 2013. The increase was primarily due to a higher gross profit margin and the gain of $3.3 million from the selling of corporate owned stores.

Manufacturing/Wholesale. Operating income decreased $2.6 million, or 10.1%, to $22.9 million for the three months ended June 30, 2014 compared to $25.5 million for the same period in 2013.  The decrease in operating income was primarily due to the timing of purchase orders and shipments with key wholesale customers.

Warehousing and distribution costs. Unallocated warehousing and distribution costs increased $0.1 million, or 1.1%, to $17.0 million for the three months ended June 30, 2014 compared to $16.9 million for the same period in 2013.

Corporate costs. Corporate overhead costs decreased $1.6 million, or 7.2%, to $20.3 million for the three months ended June 30, 2014 compared to $21.9 million for the same period in 2013. The decrease was due to salaries and benefits of $3.6 million, which was principally related to the reversal of incentive and non-cash stock-based compensation accruals, partially offset by an increase in legal expenses.

Interest Expense, net

Interest expense increased $0.6 million, or 5.2%, to $11.7 million for the three months ended June 30, 2014 compared to $11.1 million for the same period in 2013. This increase was due to the effects of the additional borrowings of $252.5 million under the Senior Credit Facility, partially offset by interest rate savings resulting from the repricing of the Senior Credit Facility, both of which occurred during the fourth quarter of 2013.

Income Tax Expense

We recognized $39.5 million of income tax expense (or 36.1% of pre-tax income) during the three months ended June 30, 2014 compared to $40.9 million (or 36.3% of pre-tax income) for the same period in 2013.

Net Income

As a result of the foregoing, consolidated net income decreased $1.8 million to $69.9 million for the three months ended June 30, 2014 compared to $71.7 million for the same period in 2013.

Comparison of the Six Months Ended June 30, 2014 and 2013

Revenues

Our consolidated net revenues increased $11.5 million, or 0.9%, to $1,352.5 million for the six months ended June 30, 2014 compared to $1,341.0 million for the same period in 2013. The increase was the result of increased sales in our retail segment.

Retail.  Revenues in our Retail segment increased $18.5 million, or 1.9%, to $1,014.5 million for the six months ended June 30, 2014 compared to $996.0 million for the same period in 2013, which was primarily driven by growth of $28.9 million in our e-commerce businesses (including GNC.com, Lucky Vitamin, and Discount Supplements), and $27.2 million from the addition of 149 net new corporate stores and nine The Health Store locations in Ireland, acquired in April 2014. These increases were partially offset by negative domestic retail same store sales, which includes sales from GNC.com, 1.2%, approximately $5 million due to the exchange rate trend of the Canadian dollar, and the negative effect due to the Gold Card giveaway associated with the Member Pricing launch in 2013. Our company-owned store base increased by 158 stores to 3,423 at June 30, 2014 compared to 3,265 at June 30, 2013, which includes 13 new Canadian stores and nine new stores as a result of the acquisition of The Health Store.

Franchise. Revenues in our Franchise segment decreased $1.9 million, or 0.9%, to $216.5 million for the six months ended June 30, 2014 compared to $218.4 million for the same period in 2013. Domestic franchise revenue increased $2.8 million primarily due to higher product sales, fees, royalties and other franchise income. Our domestic franchise same store sales decreased by 3.0% for the six months ended June 30, 2014 compared to the same period in 2013. There were 1,050 domestic franchise stores at June 30, 2014 compared to 969 stores at June 30, 2013. International revenue decreased by $4.8 million, or 5.5%, for the six months ended June 30, 2014, compared to the same period in 2013, primarily due to lower product sales, particularly due to regulatory and macro-economic factors in several key international franchise markets, partially offset by an increase in royalties and fees. Our international franchisees have reported a 4.3% same store sales increase this year, on a local currency basis. Our international franchise store base increased by 150 stores to 2,076 at June 30, 2014, compared to 1,926 at June 30, 2013.

Manufacturing/Wholesale. Revenues in our Manufacturing/Wholesale segment, which principally includes third-party sales from our manufacturing facilities in South Carolina, as well as wholesale sales to Rite Aid, PetSmart, and Sam’s Club, decreased $5.1 million, or 4.0%, to $121.5 million for the six months ended June 30, 2014 compared to $126.6 million for the same period in 2013. Third-party contract manufacturing sales from our South Carolina manufacturing plant increased $1.1 million, or 1.6%, to $66.8 million for the six months ended June 30, 2014 compared to $65.7 million for the same period in 2013. Wholesale revenue decreased $6.2 million, or 10.1%, due to timing of purchase orders and shipments with key wholesale customers.

Cost of Sales

Cost of sales, which includes product costs, costs of warehousing and distribution and occupancy costs, increased $8.9 million, or 1.1%, to $837.9 million for the six months ended June 30, 2014 compared to $829.0 million for the same period in 2013. Cost of sales, as a percentage of net revenue, was 61.9% and 61.8% for the six months ended June 30, 2014 and 2013, respectively.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses, including compensation and related benefits, advertising and promotion expense, and other SG&A expenses including amortization expense, increased $11.5 million, or 4.4%, to $275.5 million for the six months ended June 30, 2014 compared to $264.0 million for the same period in 2013. These expenses, as a percentage of net revenue, were 20.4% and 19.7% for the six months ended June 30, 2014 and 2013, respectively.

Compensation and related benefits. Compensation and related benefits increased $3.0 million, or 1.8%, to $163.6 million for the six months ended June 30, 2014 compared to $160.6 million for the same period in 2013. The increase in compensation and related benefits was primarily due to support for our increased store base and sales volume, partially offset by the reversal of incentive and non-cash stock-based compensation accruals.

Advertising and promotion. Advertising and promotion expenses increased $2.4 million, or 6.4%, to $39.1 million for the six months ended June 30, 2014 compared to $36.7 million for the same period in 2013. Advertising expense, as a percentage of net revenue, was 2.9% and 2.7% for the six months ended June 30, 2014 and 2013, respectively. The increase in our advertising expense as a percentage of net revenue is principally due to the acquisition of Discount Supplements, which occurred in the fourth quarter of 2013.

Other SG&A. Other SG&A expenses, including amortization expense, increased $6.2 million, or 9.3%, to $72.8 million for the six months ended June 30, 2014 compared to $66.6 million for the same period in 2013. This increase principally relates to expenses from our newly acquired retail businesses.

Other (Income) Expense, net

Other (income) expense, which includes the gain on sale of corporate owned stores to franchisees and foreign currency (gain) loss, increased $3.1 million to a gain of $3.2 million for the six months ended June 30, 2014 compared to a gain of $0.1 million for the same period in 2013. The increase in our other income is a result of more conversions from corporate stores to franchise stores for the six months ended June 30, 2014 compared to the same period in 2013.

Operating Income

As a result of the foregoing, consolidated operating income decreased $5.9 million, or 2.4%, to $242.3 million for the six months ended June 30, 2014 compared to $248.2 million for the same period in 2013. Operating income, as a percentage of net revenue, was 17.9% and 18.5% for the six months ended June 30, 2014 and 2013, respectively.

Retail. Operating income decreased $10.4 million, or 5.2%, to $188.5 million for the six months ended June 30, 2014 compared to $198.9 million for the same period in 2013. The decrease in operating income was primarily related to higher occupancy expenses and a lower amount of revenue recognized from deferred Gold Card sales which resulted from the giveaway of cards for the Member Pricing launch in 2013.

Franchise. Operating income increased $6.2 million, or 8.3%, to $81.3 million for the six months ended June 30, 2014 compared to $75.1 million for the same period in 2013. The increase was due to higher gross profit margin and the gain on sale of corporate owned stores.

Manufacturing/Wholesale. Operating income decreased $2.0 million, or 4.1%, to $46.4 million for the six months ended June 30, 2014 compared to $48.4 million for the same period in 2013. The decrease in operating income was primarily due to the timing of purchase orders and shipments with key wholesale customers.

Warehousing and distribution costs. Unallocated warehousing and distribution costs decreased $0.3 million, or 0.7%, to $32.9 million for the six months ended June 30, 2014 compared to $33.2 million for the same period in 2013. The decrease was primarily due to transportation savings related to the transition to a third-party pooled transportation network during the fourth quarter of 2013.

Corporate costs. Corporate overhead costs were $41.0 million for both the six months ended June 30, 2014 and 2013, as a decrease in salaries and benefits of $3.4 million, which was principally related to the reversal of incentive and non-cash stock-based compensation accruals, offset by higher legal and other SG&A expenses.

Interest Expense, net

Interest expense increased $1.1 million, or 4.9%, to $23.2 million for the six months ended June 30, 2014 compared to $22.1 million for the same period in 2013. This increase was due to the effects of the additional borrowings of $252.5 million under the Senior Credit Facility, partially offset by interest rate savings resulting from the repricing of the Senior Credit Facility, both of which occurred during the fourth quarter of 2013.

Income Tax Expense

We recognized $79.3 million of income tax expense (or 36.2% of pre-tax income) during the six months ended June 30, 2014 compared to $81.8 million (or 36.2% of pre-tax income) for the same period in 2013.

Net Income

As a result of the foregoing, consolidated net income decreased $4.5 million to $139.8 million for the six months ended June 30, 2014 compared to $144.3 million for the same period in 2013.

Liquidity and Capital Resources

At June 30, 2014, we had $118.5 million in cash and cash equivalents and $632.2 million in working capital, compared with $226.2 million in cash and cash equivalents and $719.0 million in working capital at December 31, 2013. The $86.8 million decrease in our working capital was primarily driven by a decrease in our cash due to the repurchase of common stock and an increase in accounts payable, partially offset by an increase in inventory levels.

We expect to fund our operations through internally generated cash and, if necessary, from borrowings under our $130.0 million revolving credit facility (the "Revolving Credit Facility").  At June 30, 2014, we had $128.9 million available under the Revolving Credit Facility, after giving effect to $1.1 million utilized to secure letters of credit.

We expect our primary uses of cash in the near future will be for capital expenditures, working capital requirements, and funding any quarterly dividends to stockholders and share repurchases that are approved by the board of directors.

In November 2013, our board of directors authorized a multi-year program to repurchase up to an aggregate of $500.0 million of our common stock. We repurchased $190.2 million of common stock during the six months ended June 30, 2014 and have utilized $249.3 million of the program.

On July 24, 2014, the board of directors authorized and declared a cash dividend for the third quarter of 2014 of $0.16 per share of common stock, payable on or about September 26, 2014 to stockholders of record as of the close of business on September 12, 2014.

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

Cash Provided by Operating Activities

Cash provided by operating activities was $153.3 million and $126.8 million for the six months ended June 30, 2014 and 2013, respectively. The increase was due to a decrease in receivables, a smaller increase in inventory, the timing of payments for accounts payable, and a smaller decrease in deferred revenue and other current liabilities for the six months ended June 30, 2014 compared to the same period in 2013.

For the six months ended June 30, 2014, inventory increased $49.0 million as a result of increases in our finished goods to support our increased store base and timing of purchase orders with a significant vendor. Accounts payable increased $12.3 million due to the increase in inventory and timing of payments.

Cash Used in Investing Activities

Cash used in investing activities was $42.8 million and $22.7 million for the six months ended June 30, 2014 and 2013, respectively. Capital expenditures, which were primarily for new stores and improvements to our retail stores and our distribution center in Indianapolis, Indiana, which will be operational at the end of 2014, were $36.1 million and $21.5 million for the six months ended June 30, 2014 and 2013, respectively. Also, in April of 2014, we spent approximately $6.4 million related to the acquisition of The Health Store.

We expect capital expenditures to be approximately $70.0 million in 2014, which includes costs associated with growing our domestic square footage and our new distribution center in Indianapolis, Indiana. We anticipate funding our 2014 capital requirements with cash flows from operations and, if necessary, borrowings under the Revolving Credit Facility.

Cash Used in Financing Activities

For the six months ended June 30, 2014, cash used in financing activities was $218.6 million, primarily consisting of dividends paid to Holdings’ stockholders of $29.0 million and the repurchase of an aggregate of $190.2 million in shares of common stock under the repurchase program, offset by $3.6 million of proceeds from exercised stock options, including the associated tax benefit.

For the six months ended June 30, 2013, cash used in financing activities was $199.0 million, primarily consisting of dividends paid to Holdings’ stockholders of $29.1 million and the repurchase of an aggregate of $181.3 million shares of common stock under a repurchase program, offset partially by $13.3 million of proceeds from exercised stock options, including the associated tax benefit.

Contractual Obligations

There are no material changes in our contractual obligations as disclosed in our Annual Report on Form  10-K for the year ended December 31, 2013.

Off Balance Sheet Arrangements

As of June 30, 2014, we had no relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off balance sheet arrangements, or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board ("FASB") issued accounting standard ASU 2013-11, regarding the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  This standard requires entities to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss (“NOL”) or tax credit carryforward whenever the NOL or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed. This accounting standard update requires entities to assess whether to net the unrecognized tax benefit with a deferred tax asset as of the reporting date. This guidance is effective for fiscal years beginning after December 15, 2013, with early adoption permitted. We adopted this guidance during the first quarter of 2014. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In May 2014, the FASB issued accounting standard ASU 2014-09, which updates revenue recognition guidance relating to contracts with customers. This standard states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This standard is effective for fiscal years beginning after December 15, 2016. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

In June 2014, the FASB issued accounting standard ASU 2014-12, which updates guidance on performance stock awards. The update states that for any award that has a performance target that affects vesting and that could be achieved after the requisite period, that performance target should still be treated as a performance condition. This standard is effective for fiscal years beginning after December 15, 2015. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of changes in the value of market risk sensitive instruments caused by fluctuations in interest rates, foreign exchange rates and commodity prices. Changes in these factors could cause fluctuations in the results of our operations and cash flows. In the ordinary course of business, we are primarily exposed to foreign currency and interest rate risks. We use an insignificant amount of derivative financial instruments in connection with these commodity market risks.

Interest Rate Market Risk

All of our long-term debt is subject to changing interest rates.  Although changes in interest rates do not impact our operating income, the changes could affect the fair value of such debt and related interest payments. Based on our variable rate debt balance as of June 30, 2014, an increase of 1% in the interest rates would cause our annual interest rate costs to increase by approximately $5.5 million. A decrease in the current interest rates would have no impact on interest expense due to an interest rate floor that exists on the Senior Credit Facility.

Foreign Currency Exchange Rate Market Risk

We are subject to the risk of foreign currency exchange rate changes in the conversion from local currencies to the U.S. dollar of the reported financial position and operating results of our non-U.S. based subsidiaries. We are also subject to foreign currency exchange rate changes for purchases of goods and services that are denominated in currencies other than the U.S. dollar. The primary currencies to which we are exposed to fluctuations are the Canadian Dollar, the Chinese Renminbi, the British Pound, and the Euro. The fair value of our net foreign investments and our foreign denominated payables would not be materially affected by a 10% adverse change in foreign currency exchange rates for the six months ended June 30, 2014 and 2013.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act has been appropriately recorded, processed, summarized and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our CEO and CFO have concluded that, as of June 30, 2014, our disclosure controls and procedures are effective at the reasonable assurance level.

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

As of June 30, 2014, there were 76 pending lawsuits related to Hydroxycut in which we have been named, including 70 individual, largely personal injury claims and six putative class action cases, generally inclusive of claims of consumer fraud, misrepresentation, strict liability and breach of warranty.

The United States Judicial Panel on Multidistrict Litigation consolidated pretrial proceedings of many of the pending actions in the Southern District of California (In re: Hydroxycut Marketing and Sales Practices Litigation, MDL No. 2087).

In May 2013, the parties to the individual personal injury cases signed a Master Settlement Agreement, under which we are not required to make any payments. Settlement payments will be made exclusively by Iovate and dismissals are expected to be entered in these actions in the near term.

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

DMAA / Aegeline Claims. Prior to December 2013, we sold products manufactured by third parties that contained derivatives from geranium known as 1.3-dimethylpentylamine/ dimethylamylamine/13-dimethylamylamine, or “DMAA,” which were recalled from our stores in November 2013, and/or Aegeline, a compound extracted from bael trees.  As of June 30, 2014, we were named in the following 20 lawsuits involving products containing DMAA and/or Aegeline, including 17 personal injury cases and three putative class action cases:

Personal Injury Claims:

•
Susan Straub, individual, and as Administratrix of the Estate of Shane Straub v. USPLabs LLC ("USPLabs") and General Nutrition Holdings, Inc., Court of Common Pleas of Philadelphia County (Case No. 14-0502403), filed May 20, 2014

•
Shirley Davila Trustee Ad Litem for the Estate of Jessica Davila v. General Nutrition Centers, Inc. and USPLabs, Court of the Common Pleas of Philadelphia County, PA (Case No.12-0602113), filed June 18, 2012

•
Leanne Sparling and Michael Sparling on behalf of Michael Sparling, deceased v. USPLabs, GNC Corporation, et al. Superior Court of California, County of San Diego (Case No. 2013-00034663-CU-PL-CTL), filed February 13, 2013

•	Justin Carolyne, et al. v. USPLabs, GNC Corporation, et al. Superior Court of California, County of Los Angeles (Case No. BC508212), filed May 22, 2013

•	Walid Nassar v. Manar Hanna MD., et al, USP Labs, General Nutrition Corporation Superior Court of New Jersey, Monmouth Law Division (Case No. MONL319313), filed September 26, 2013

•	Everine Van Huoten vs. USPLabs and GNC Holdings, United States District Court for the District of Hawaii (Case No. 13 CV 00635 LEK KSC), filed November 19, 2013

•
Jeremy Reed, Timothy Anderson, Dan Anderson, Nadia Black, et al. v. USPLabs, et al., GNC, Superior Court for California, County of San Diego  (Case No. 37-2013-00074052-CU-PL-CTL), filed November 1, 2013

•
Kenneth Waikiki v. USPLabs, Doyle, Geissler, USP Labs OxyElite, LLC, et al. and GNC Corporation, et al., United States District Court for the District of Hawaii (Case No. 3-00639 DMK), filed November 21, 2013

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

•
Dominic Little vs. USPLabs, Jonathan Vincent Doyle (an individual), Jacob Geissler (an individual), USPLabs Jack3d, LLC, USPLabs OxyElite, LLC, GNC Corporation, the Vitamin Shoppe, Vitamin Shoppe Industries, Inc., Bally Total Fitness Corporation, Natural Alternatives International, Inc., S.K. Laboratories, Inc., Los Angeles Superior Court (Case No. BC534065), filed January 23, 2014

•	Jamie Franco v. USPLabs, GNC Corporation, et al., United States District Court for the Central District of California (Case No. CV-14-00592), filed January 24, 2014

•	Roel Vista v. USPLabs, GNC Corporation, et al. United States District Court for the Northern District of California (Case No. CV-14-0037), filed January 24, 2014

•
Karina Lujan, individually and as next friend of Kalysa Rosa, Michael Lujan, Jimmy Eddy Lujan and Gabriel Lujan v. USPLabs, GNC Holdings et al., District Court, 298th Judicial District, Dallas County, Texas (Case No. DC-13-05677-M), filed March 14, 2014

•	Thomas Park v. USPLabs, et al., California Superior Court, San Diego County (Case No. 37-2014-00010924-CU-PL-CTL), filed April 10, 2014

Putative Class Action Claims:

•	Michael Campos, Jennifer Southwick, and others v. USPLabs and GNC Corp., United States District Court for the Southern District of California (Case No. 13CV2891 DMS BLM), filed December 5, 2013

•	Christopher Lutkus v. USPLabs and GNC Corp., United States District Court for the Northern District of Florida (Case No. 4:13-cv-00627-RH-CAS), filed November 13, 2013

•	Sandeep Barot v. USPLabs and General Nutrition Center Holdings, Inc., United States District Court for the District of New Jersey (Case No. 14-cv-00562), filed February 3, 2014

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

Jason Olive v. General Nutrition Corp. On April 11, 2012, Jason Olive filed a complaint in the Superior Court of California, County of Los Angeles (Case No. BC482686), for misappropriation of likeness in which the plaintiff alleges that we continued to use his image in stores after the expiration of the license to do so in violation of common law and California statutes. Plaintiff is seeking compensatory, punitive and statutory damages and attorneys’ fees and costs, and a trial in this matter is currently scheduled for December 2014. As of June 30, 2014, an immaterial liability has been accrued in the accompanying financial statements.

Item 1A.   Risk Factors

There have been no material changes to the disclosures relating to this item from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth information regarding Holdings’ purchases of shares of common stock during the quarter ended June 30, 2014:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs

April 1 to April 30, 2014	—	—	—	$290,745,368
May 1 to May 31, 2014	1,074,097	37.24	1,074,097	$250,745,598
June 1 to June 30, 2014	—	—	—	$250,745,598
Total	1,074,097	$37.24	1,074,097

(1)
In November 2013, we announced that our board of directors approved a multi-year share repurchase program pursuant to which we were authorized to purchase up to an aggregate of $500.0 million shares of common stock during the twenty-four month period ending November 30, 2015 (the “Repurchase Program”). Other than purchases in connection with the Repurchase Program as set forth in the table above, we made no purchases of shares of common stock for the quarter ended June 30, 2014.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Item 4 is not applicable.

Item 5.  Other Information

On June 13, 2014 the Company filed a current report on Form 8-K disclosing that Michael M. Nuzzo, the Company's Chief Financial Officer, had notified the Company of his intention to resign and indicating that Mr. Nuzzo would remain employed by the Company until at least July 18, 2014. Mr. Nuzzo has continued to serve as the Company's Chief Financial Officer through and including July 29, 2014, his last day of employment by the Company.

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

GNC HOLDINGS, INC.
(Registrant)

/s/ Joseph M. Fortunato
Date: July 29, 2014	Joseph M. Fortunato
President and Chief Executive Officer

/s/ Michael M. Nuzzo
Date: July 29, 2014	Michael M. Nuzzo
Chief Financial Officer

/s/ Patrick A. Fortune
Date: July 29, 2014	Patrick A. Fortune
Corporate Controller