Form 10-Q
period 2014-09-30
GNC HOLDINGS, INC.
filed 2014-10-30
CIK 1502034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of October 24, 2014, there were 88,862,489 outstanding shares of Class A common stock, par value $0.001 per share (the “common stock”), of GNC Holdings, Inc.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

GNC HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, including share data)

	September 30, 2014	December 31, 2013
Current assets:	(unaudited)
Cash and cash equivalents	$148,243	$226,217
Receivables, net	139,719	144,833
Inventories (Note 3)	592,793	547,916
Prepaids and other current assets	37,909	47,081
Total current assets	918,664	966,047
Long-term assets:
Goodwill (Note 4)	673,583	666,346
Brands (Note 4)	720,000	720,000
Other intangible assets, net (Note 4)	135,904	142,774
Property, plant and equipment, net	230,817	206,754
Other long-term assets	42,015	38,426
Total long-term assets	1,802,319	1,774,300
Total assets	$2,720,983	$2,740,347

Current liabilities:
Accounts payable	$147,805	$135,164
Current portion, long-term debt (Note 5)	4,793	5,443
Deferred revenue and other current liabilities	113,078	106,459
Total current liabilities	265,676	247,066
Long-term liabilities:
Long-term debt (Note 5)	1,338,605	1,341,656
Deferred tax liabilities, net	285,447	282,377
Other long-term liabilities	60,510	53,669
Total long-term liabilities	1,684,562	1,677,702
Total liabilities	1,950,238	1,924,768

Commitments and Contingencies (Note 7)

Stockholders’ equity:
Common stock, $0.001 par value, 300,000 shares authorized:
Class A, 113,912 shares issued and 89,587 shares outstanding and 24,325 shares held in treasury at September 30, 2014 and 112,961 shares issued and 93,989 shares outstanding and 18,972 shares held in treasury at December 31, 2013	113	112
Paid-in-capital	875,721	847,886
Retained earnings	860,818	700,108
Treasury stock, at cost	(964,827)	(734,482)
Accumulated other comprehensive income	(1,080)	1,955
Total stockholders’ equity	770,745	815,579
Total liabilities and stockholders’ equity	$2,720,983	$2,740,347

The accompanying notes are an integral part of the consolidated financial statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(unaudited)
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenue	$656,326	$674,501	$2,005,999	$2,015,226
Cost of sales, including cost of warehousing,
distribution and occupancy	408,578	421,311	1,245,953	1,250,191
Gross profit	247,748	253,190	760,046	765,035

Compensation and related benefits	82,331	79,283	245,896	239,932
Advertising and promotion	20,319	16,751	59,408	53,473
Other selling, general and administrative	32,814	31,798	105,615	98,182
Management realignment (Note 2)	7,473	—	7,473	—
International franchise receivable reserve (Note 2)	4,446	163	4,446	363
Reversal of contingent purchase price (Note 2)	(4,313)	—	(4,313)	—
Other (income) expense, net (Note 2)	(4,047)	(779)	(9,510)	(1,080)
Operating income	108,725	125,974	351,031	374,165

Interest expense, net (Note 5)	11,781	11,237	34,987	33,353

Income before income taxes	96,944	114,737	316,044	340,812

Income tax expense (Note 10)	32,630	41,704	111,940	123,448

Net income	$64,314	$73,033	$204,104	$217,364

Income per share - Basic and Diluted:

Earnings per share:
Basic	$0.72	$0.77	$2.24	$2.24
Diluted	$0.71	$0.76	$2.23	$2.22

Weighted average common shares outstanding:
Basic	89,814	95,183	91,056	97,189
Diluted	90,233	96,078	91,635	98,096

Dividends declared per share:	$0.16	$0.15	$0.48	$0.45

The accompanying notes are an integral part of the consolidated financial statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net income	$64,314	$73,033	$204,104	$217,364
Other comprehensive (loss) income:
Foreign currency translation adjustments	(3,851)	428	(3,035)	(878)

Comprehensive income	$60,463	$73,461	$201,069	$216,486

The accompanying notes are an integral part of the consolidated financial statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands, including per share data)

	Common Stock Class A		Treasury Stock	Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
	Shares	Dollars
Balance at December 31, 2013	93,989	$112	$(734,482)	$847,886	$700,108	$1,955	$815,579
Comprehensive income	—	—	—	—	204,104	(3,035)	201,069
Repurchase of treasury stock	(5,326)	—	(230,345)	—	—	—	(230,345)
Common stock dividends	—	—	—	—	(43,394)	—	(43,394)
Conversions to common stock	924	1	—	22,690	—	—	22,691
Non-cash stock-based compensation	—	—	—	5,145	—	—	5,145
Balance at September 30, 2014 (unaudited)	89,587	$113	$(964,827)	$875,721	$860,818	$(1,080)	$770,745

Balance at December 31, 2012	99,244	$111	$(423,900)	$810,094	$492,687	$3,047	$882,039
Comprehensive income (loss)	—	—	—	—	217,364	(878)	216,486
Repurchase of treasury stock	(5,328)	—	(238,406)	—	—	—	(238,406)
Common stock dividends	—	—	—	—	(43,344)	—	(43,344)
Conversions to common stock	959	1	—	21,244	—	—	21,245
Non-cash stock-based compensation	—	—	—	5,861	—	—	5,861
Balance at September 30, 2013 (unaudited)	94,875	$112	$(662,306)	$837,199	$666,707	$2,169	$843,881

The accompanying notes are an integral part of the consolidated financial statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine months ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$204,104	$217,364
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	41,418	37,922
Amortization of debt costs	1,343	1,887
Increase in provision for inventory losses	16,129	13,315
Gain on sale of corporate owned stores to franchisees	(9,662)	(946)
International franchise receivable reserve adjustment	4,446	363
Reversal of contingent purchase price	(4,313)	—
Decrease (increase) in receivables	1,288	(23,567)
Increase in inventory	(62,513)	(66,304)
Decrease in prepaids and other current assets	9,898	4,217
Increase in accounts payable	8,863	36,091
Increase (decrease) in deferred revenue and other current liabilities	8,518	(13,021)
Other operating activities	18,495	8,827
Net cash provided by operating activities	238,014	216,148

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(55,236)	(33,631)
Cash paid for acquisitions, net of cash acquired	(6,402)	—
Other investing activities	631	(633)
Net cash used in investing activities	(61,007)	(34,264)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid to shareholders	(43,287)	(43,309)
Payments on long-term debt	(4,243)	(2,850)
Proceeds from exercised stock options	20,186	10,282
Tax benefit from exercise of stock options	2,504	10,963
Repurchase of treasury stock	(230,345)	(238,406)
Net cash used in financing activities	(255,185)	(263,320)

Effect of exchange rate on cash and cash equivalents	204	573
Net decrease in cash and cash equivalents	(77,974)	(80,863)
Beginning balance, cash and cash equivalents	226,217	158,541
Ending balance, cash and cash equivalents	$148,243	$77,678

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

The Company is vertically integrated, as its operations consist of purchasing raw materials, formulating and manufacturing products and selling the finished products through its three segments: Retail, Franchising and Manufacturing/Wholesale. Corporate retail store operations are located in the United States, Canada, Puerto Rico and Ireland, which began in 2014 with the acquisition of THSD d/b/a The Health Store ("The Health Store"). In addition, the Company offers products domestically through GNC.com, LuckyVitamin Corp. ("Lucky Vitamin"), www.drugstore.com, and internationally in the United Kingdom, which began in 2013 with the acquisition of Discount Supplements, Ltd. (“Discount Supplements”). Franchise stores are located in the United States and over 50 other countries (including distribution centers where retail sales are made). The Company operates its primary manufacturing facilities in South Carolina and distribution centers in Arizona, Indiana, Pennsylvania and South Carolina. The Company manufactures the majority of its branded products, but also merchandises various third-party products. Additionally, the Company licenses the use of its trademarks and trade names.

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

Recent Significant Transactions. In August 2014, the board of directors of Holdings approved a multi-year program to repurchase up to an aggregate of $500.0 million of Holdings' common stock. This replaces the repurchase program established in November 2013. Holdings repurchased $230.3 million of common stock during the nine months ended September 30, 2014 and has utilized $40.0 million of the current repurchase program.

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

Management realignment. For the three and nine months ended September 30, 2014, the Company incurred $7.5 million of expenses associated with the changes among the executive leadership team. These expenses related principally to $5.7 million in executive severance, $0.5 million of accelerated non-cash stock-based compensation expense net of forfeitures, and $1.3 million for the recruiting and hiring of new executive leadership.

International franchise receivable reserve. For the three and nine months ended September 30, 2014, the Company recorded a $4.4 million reserve against receivables with its international franchisees. An allowance for international franchisees is calculated based on unpaid, non-collateralized amounts associated with their receivable balance. The collectability of receivables from certain international franchisees has become uncertain due principally to the current financial condition of our franchisees.

Reversal of contingent purchase price. During the three and nine months ended September 30, 2014, the Company reversed $4.3 million of contingent purchase price associated with Discount Supplements based on changes in the probability that all required targets of the purchase agreement would be met ("Reversal of Contingent Purchase Price").

Other (Income) Expense, net. Other (income) expense, which includes the gain on sale of corporate owned stores to franchisees and foreign currency (gain) loss, was a gain of $4.0 million and $9.5 million for the three and nine months ended September 30, 2014, respectively, compared to a gain of $0.8 million and $1.1 million for the same periods in 2013, respectively.

Revision. Certain amounts in the consolidated financial statements of prior year periods have been revised to conform to the current period's presentation. Specifically, the gain resulting from the sale of Company-owned stores is presented in "Other (income) expense, net" on the consolidated statements of income and the related cash proceeds are presented in "Other investing activities" on the consolidated statements of cash flows. These revisions are not material to any of the prior year periods.

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

NOTE 3.  INVENTORIES

The net carrying value of inventories consisted of the following:

	September 30, 2014	December 31, 2013
	(unaudited)
	(in thousands)

Finished product ready for sale	$512,887	$458,366
Work-in-process, bulk product and raw materials	72,558	81,575
Packaging supplies	7,348	7,975
Total	$592,793	$547,916

NOTE 4. GOODWILL AND INTANGIBLE ASSETS, NET

For the nine months ended September 30, 2014 and 2013, the Company acquired 22 and 13 franchise stores, respectively. These acquisitions were accounted for using the acquisition method of accounting and the Company recorded the acquired inventory, fixed assets, franchise rights and goodwill, with an applicable reduction to receivables and cash. The total purchase price associated with these acquisitions was $3.1 million and $2.1 million, respectively, of which $1.6 million and $1.3 million, respectively, was paid in cash.

On April 17, 2014, the Company acquired the assets and assumed the liabilities of The Health Store, which was accounted for as a business combination. The total purchase price for this acquisition was approximately $8.9 million. Of the purchase price, $6.9 million was allocated to goodwill, $0.8 million to amortizable intangibles, and $0.3 million to working capital.

 The following table summarizes the Company’s goodwill activity:

	Retail	Franchising	Manufacturing/ Wholesale	Total
	(in thousands)

Balance at December 31, 2013	346,202	$117,303	$202,841	$666,346
Acquired franchise stores	1,328	—	—	1,328
Acquisition of The Health Store	6,853	—	—	6,853
Translation effect of exchange rates	(944)	—	—	(944)
Balance at September 30, 2014 (unaudited)	$353,439	$117,303	$202,841	$673,583

Intangible assets other than goodwill consisted of the following:

	Retail Brand	Franchise Brand	Operating Agreements	Other Intangibles	Total
	(in thousands)

Balance at December 31, 2013	$500,000	$220,000	$125,665	$17,109	$862,774
Acquired franchise stores	—	—	—	635	635
Acquisition of The Health Store	—	—	—	788	788
Amortization expense	—	—	(4,990)	(3,155)	(8,145)
Translation effect of exchange rates	—	—	—	(148)	(148)
Balance at September 30, 2014 (unaudited)	$500,000	$220,000	$120,675	$15,229	$855,904

The following table reflects the gross carrying amount and accumulated amortization for each major intangible asset:

	Weighted- Average Life	September 30, 2014			December 31, 2013
		Cost	Accumulated Amortization	Carrying Amount	Cost	Accumulated Amortization	Carrying Amount
		(unaudited)
		(in thousands)
Brands - retail	—	$500,000	$—	$500,000	$500,000	$—	$500,000
Brands - franchise	—	220,000	—	220,000	220,000	—	220,000
Retail agreements	30.3	31,000	(8,091)	22,909	31,000	(7,301)	23,699
Franchise agreements	25.0	70,000	(21,117)	48,883	70,000	(19,017)	50,983
Manufacturing agreements	25.0	70,000	(21,117)	48,883	70,000	(19,017)	50,983
Other intangibles	8.2	20,904	(6,664)	14,240	20,327	(3,995)	16,332
Franchise rights	3.0	6,098	(5,109)	989	5,463	(4,686)	777
Total	23.4	$918,002	$(62,098)	$855,904	$916,790	$(54,016)	$862,774

The following table represents future estimated amortization expense of intangible assets with finite lives at September 30, 2014:

Years ending December 31,	Estimated amortization expense
(unaudited)
(in thousands)

2014	$2,726
2015	10,668
2016	9,790
2017	7,774
2018	7,670
Thereafter	97,276
Total	$135,904

NOTE 5.  LONG-TERM DEBT / INTEREST EXPENSE

Long-term debt consisted of the following:

	September 30, 2014	December 31, 2013
	(unaudited)
	(in thousands)

Senior Credit Facility	$1,343,110	$1,345,987
Other	288	1,112
Total debt	1,343,398	1,347,099
Less: current maturities	(4,793)	(5,443)
Long-term debt	$1,338,605	$1,341,656

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

 For the nine months ended September 30, 2014 and 2013, net interest expense was $35.0 million and $33.4 million, respectively, and consisted primarily of interest on outstanding borrowings under the Term Loan Facility. Interest u nder both the Term Loan Facility and the Revolving Credit Facility is based on variable rates. At both September 30, 2014 and December 31, 2013, the interest rate under the Term Loan Facility was 3.25%. The Revolving Credit Facility was undrawn and had outstanding letters of credit of $1.1 million at both September 30, 2014 and December 31, 2013. At both September 30, 2014 and December 31, 2013, the commitment fee on the undrawn portion of the Revolving Credit Facility was 0.5%, and the outstanding letters of credit fee was 2.50%.

As of September 30, 2014, the Company believes that it is in compliance with all covenants under the Senior Credit Facility.

NOTE 6.  FINANCIAL INSTRUMENTS

At September 30, 2014 and December 31, 2013, the Company’s financial instruments consisted of cash and cash equivalents, receivables, franchise notes receivable, accounts payable, certain accrued liabilities and long-term debt. The carrying amount of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximates their respective fair values because of the short maturities of these instruments. Based on the interest rates currently available and their underlying risk, the carrying value of the franchise notes receivable approximates their respective fair values. These fair values are reflected net of reserves for uncollectible amounts. As considerable judgment is required to determine these estimates and assumptions, changes in the assumptions or methodologies may have an effect on these estimates. The Company determined the estimated fair values of its debt by using currently available market information. The fair value measurement for debt is classified as a Level 2 input on the fair value hierarchy, as defined in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The actual and estimated fair values of the Company’s financial instruments are as follows:

	September 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(unaudited)
	(in thousands)

Cash and cash equivalents	$148,243	$148,243	$226,217	$226,217
Receivables, net	139,719	139,719	144,833	144,833
Franchise notes receivable, net	18,286	18,286	10,163	10,163
Accounts payable	147,805	147,805	135,164	135,164
Long-term debt (including current portion)	1,343,398	1,306,455	1,347,099	1,343,732

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

Following the recall, the Company was named, among other defendants, in multiple lawsuits related to Hydroxycut-branded products in several states. The United States Judicial Panel on Multidistrict Litigation consolidated pretrial proceedings of many of the pending actions in the Southern District of California (In re: Hydroxycut Marketing and Sales Practices Litigation, MDL No. 2087), and Iovate previously accepted the Company’s tender request for defense and indemnification under its purchasing agreement with the Company in these matters.

As of September 30, 2014, there were 76 pending lawsuits related to Hydroxycut in which the Company had been named: 70 individual, largely personal injury claims and six putative class action cases, generally inclusive of claims of consumer fraud, misrepresentation, strict liability and breach of warranty. In May 2013, the parties to the individual personal injury cases signed a Master Settlement Agreement, under which the Company is not required to make any payments. Settlement payments are being made exclusively by Iovate and dismissals are expected to be entered in these actions in the near term. The parties in the consolidated class actions reached a settlement, which was approved by the Court on October 20, 2014 and which does not require the Company to make any payments. Following final resolution of the individual personal injury cases and the settlement of the consolidated class action suits, all of the Hydroxycut claims currently pending against the Company will be resolved without any payment by the Company.

DMAA / Aegeline Claims.  Prior to December 2013, the Company sold products manufactured by third parties that contained derivatives from geranium known as 1.3-dimethylpentylamine/ dimethylamylamine/13-dimethylamylamine, or “DMAA,” which were recalled from its stores in November 2013, and/or Aegeline, a compound extracted from bael trees.  As of September 30, 2014, the Company was named in 21 lawsuits involving products containing DMAA and/or Aegeline, including 18 personal injury cases and three putative class action cases.  As a general matter, the proceedings associated with these cases, which generally seek indeterminate money damages, are in the early stages, and any liabilities that may arise from these matters are not probable or reasonably estimable at this time. The Company is contractually entitled to indemnification by its third-party vendor with regard to these matters, although the Company’s ability to obtain full recovery in respect of any such claims against it is dependent upon the creditworthiness of the vendor and/or its insurance coverage and the absence of any significant defenses available to its insurer.

On October 13, 2014, the U.S. District Court for the Northern District of Florida preliminarily approved a settlement agreement among the parties to two of the three putative class action cases in which the Company is named and scheduled a hearing with regard to final approval of the proposed settlement in February 2015. The proposed settlement does not require any payment by the Company.

California Wage and Break Claims.    In November 2008, 98 plaintiffs filed individual claims against the Company in the Superior Court of the State of California for the County of Orange, alleging that they were not provided all of the rest and meal periods to which they were entitled under California law, and that the Company failed to pay them split shift and overtime compensation to which they were entitled under California law.  The plaintiffs also allege derivative claims for inaccurate wage statements, failure to pay wages due at termination, and penalty claims under the California Labor Code.  The cases were removed to the U.S. District Court for the Central District of California, and in June 2013, a trial was conducted that resulted in a verdict in favor of the Company with respect to the claims of seven of the plaintiffs. The claims of 20 other plaintiffs have been resolved and the claims of 71 plaintiffs remain, with respect to which discovery is ongoing.  As any liabilities that may arise from these matters are not probable or reasonably estimable at this time, no liability has been accrued in the accompanying financial statements.

In July 2011, Charles Brewer, on behalf of himself and all others similarly situated, sued General Nutrition Corporation in federal court, alleging state and federal wage and hour claims (U.S. District Court, Northern District of California, Case No. 11CV3587). In October 2011, Mr. Brewer filed an amended complaint alleging, among other matters, meal, rest break and overtime violations. In January 2013, the Court conditionally certified a Fair Labor Standards Act class with respect to one of Plaintiff’s claims. As any liabilities that may arise from these matters are not probable or reasonably estimable at this time, no liability has been accrued in the accompanying financial statements.

In February 2012, former Senior Store Manager, Elizabeth Naranjo, individually and on behalf of all others similarly situated sued General Nutrition Corporation in the Superior Court of the State of California for the County of Alameda (Case No. RG 12619626), alleging, among other matters, meal, rest break, and overtime violations. As any liabilities that may arise from these matters are not probable or reasonably estimable at this time, no liability has been accrued in the accompanying financial statements.

FLSA Matters.    In June 2010, Dominic Vargas and Anne Hickok, on behalf of themselves and all others similarly situated, sued General Nutrition Corporation and the Company in federal court (U.S. District Court, Western District of Pennsylvania, Case No. 2:5-mc-2025), alleging, generally, that plaintiffs were required to perform work on an uncompensated basis and that the Company failed to pay overtime for such work. Class notice was mailed to putative class members in November 2012 and discovery regarding opt-in plaintiffs is ongoing. As of September 30, 2014, an immaterial liability has been accrued in the accompanying financial statements.

Jason Olive v. General Nutrition Corp. In April 2012, Jason Olive filed a complaint in the Superior Court of California, County of Los Angeles (Case No. BC482686), for misappropriation of likeness in which he alleges that the Company continued to use his image in stores after the expiration of the license to do so in violation of common law and California statutes. Mr. Olive is seeking compensatory, punitive and statutory damages and attorneys’ fees and costs, and a trial in this matter is currently scheduled for December 2014. As of September 30, 2014, an immaterial liability has been accrued in the accompanying financial statements.

Commitments

In addition to operating leases obtained in the normal course of business, the Company maintains certain purchase commitments with various vendors to ensure its operational needs are fulfilled.  As of September 30, 2014, such future purchase commitments consisted of $3.2 million. Other commitments related to the Company’s business operations cover varying periods of time and are not significant. All of these commitments are expected to be fulfilled with no adverse consequences to the Company’s operations or financial condition.

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

The Company utilizes the Black Scholes model to calculate the fair value of options under both the 2011 Stock Plan and the 2007 Stock Plan. The grant-date fair value of the Company’s restricted stock awards and restricted stock units is based on the closing price of a share of the Company’s common stock on the New York Stock Exchange on the date of the grant. The resulting compensation cost is recognized in the Company’s financial statements over the vesting period. The Company recognized $5.1 million and $5.9 million of total non-cash stock-based compensation expense for the nine months ended September 30, 2014 and 2013, respectively. At September 30, 2014, there was approximately $7.9 million of total unrecognized compensation cost related to non-vested stock-based compensation for all awards previously made that are expected to be recognized over a weighted average period of approximately 1.6 years. All expense for the non-cash stock-based compensation plans is recorded to paid-in-capital.

During the nine months ended September 30, 2014, the total intrinsic value of options exercised and stock awards converted was $12.7 million and the total amount received by Holdings from the exercise of options and stock awards converted was $20.2 million. The total tax impact associated with the exercise of options and stock awards converted for the nine months ended September 30, 2014 was a benefit of $2.5 million, which was recorded to paid-in-capital.

During the nine months ended September 30, 2013, the total intrinsic value of options exercised and stock awards converted was $32.6 million, and the total amount received by Holdings from the exercise of options and stock awards converted was $10.3 million. The total tax impact associated with the exercise of options and stock awards converted for the nine months ended September 30, 2013 was a benefit of $11.0 million, which was recorded to paid-in-capital.

Stock Options

The following table sets forth a summary of stock options under all plans for the nine months ended September 30, 2014:

	Total Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2013	1,887,154	$24.14
Granted	175,000	33.13
Exercised	(896,861)	22.60
Forfeited	(290,014)	30.12
Outstanding at September 30, 2014	875,279	$25.52	5.7	$11,571

Exercisable at September 30, 2014	272,852	$20.40	4.5	$5,004

The weighted fair value per share of options granted during the nine months ended September 30, 2014 and 2013 was $7.89 and $14.20, respectively. Fair value of options vested during the nine months ended September 30, 2014 and 2013 was $1.9 million and $2.2 million, respectively.

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

The assumptions used in the Company's Black Scholes valuation related to stock option grants made during the nine months ended September 30, 2014 were as follows:

Dividend yield	1.9%
Expected option life	4.8 years
Volatility factor percentage of market price	31.1%
Discount rate	1.7%

Restricted Stock Awards

The following table sets forth a summary of restricted stock awards granted under the 2011 Stock Plan and related information for the nine months ended September 30, 2014:

	Restricted Stock	Weighted Average Grant-Date Fair Value

Outstanding at December 31, 2013	114,981	$25.16
Granted	10,404	36.52
Vested	(32,165)	30.75
Forfeited	(46,474)	24.04
Outstanding at September 30, 2014	46,746	$24.96

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

The following table sets forth a summary of restricted stock units and performance stock units granted under the 2011 Stock Plan and related information for the nine months ended September 30, 2014:

	Time Vesting Restricted Stock Units	Weighted Average Grant-Date Fair Value	Performance Vesting Restricted Stock Units	Weighted Average Grant-Date Fair Value

Outstanding at December 31, 2013	141,298	$40.81	55,366	$45.94
Granted	151,412	43.99	130,798	44.62
Vested	(1,174)	46.47	—	—
Forfeited	(164,296)	43.45	(129,171)	45.26
Outstanding at September 30, 2014	127,240	$41.13	56,993	$44.45

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

The following table represents key financial information of the Company’s segments:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(unaudited)
	(in thousands)
Revenue:
Retail	$480,691	$487,271	$1,495,197	$1,483,228
Franchise	114,106	117,780	327,763	335,985
Manufacturing/Wholesale:
Intersegment revenues	62,247	66,231	194,862	199,248
Third Party	61,529	69,450	183,039	196,013
Subtotal Manufacturing/Wholesale	123,776	135,681	377,901	395,261
Subtotal segment revenues	718,573	740,732	2,200,861	2,214,474
Elimination of intersegment revenues	(62,247)	(66,231)	(194,862)	(199,248)
Total revenue	$656,326	$674,501	$2,005,999	$2,015,226
Operating income:
Retail	$89,370	$92,580	$277,916	$291,507
Franchise	40,316	41,616	121,639	116,694
Manufacturing/Wholesale	22,917	28,436	69,359	76,869
Unallocated corporate and other costs:
Warehousing and distribution costs	(17,277)	(17,513)	(50,258)	(50,737)
Corporate costs	(19,128)	(19,145)	(60,152)	(60,168)
Management realignment	(7,473)	—	(7,473)	—
Subtotal unallocated corporate and
other costs	(43,878)	(36,658)	(117,883)	(110,905)
Total operating income	108,725	125,974	351,031	374,165
Interest expense, net	11,781	11,237	34,987	33,353
Income before income taxes	$96,944	$114,737	$316,044	$340,812

NOTE 10.  INCOME TAXES

The Company recognized $111.9 million of income tax expense (or 35.4% of pre-tax income) during the nine months ended September 30, 2014 compared to $123.4 million (or 36.2% of pre-tax income) for the same period in 2013. The decrease in the tax rate is principally due to reductions in state taxes and the permanent difference related to the non-taxable Reversal of Contingent Purchase Price liability of $4.3 million.

The Company files a consolidated U.S. federal tax return and various consolidated and separate tax returns as prescribed by the tax laws of the state, local and international jurisdictions in which it operates. The Company’s 2010 and 2011 federal income tax returns have been examined by the Internal Revenue Service. The Company has various state, local and international jurisdiction tax years open to examination (the earliest open period is 2009), and the Company also has certain state and local jurisdictions currently under audit. As of September 30, 2014, the Company believes that it has appropriately reserved for potential federal, state and international income tax exposures.

At September 30, 2014 and December 31, 2013, the Company had $11.3 million and $10.8 million of unrecognized tax benefits, respectively. As of September 30, 2014, the Company is not aware of any tax positions for which it is reasonably possible that the amounts of unrecognized tax benefits will significantly increase or decrease within the next 12 months. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is approximately $11.3 million. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company had accrued approximately $4.2 million at both September 30, 2014 and December 31, 2013, respectively, for potential interest and penalties associated with uncertain tax positions. To the extent interest and penalties are not assessed with respect to the ultimate settlement of uncertain tax positions, amounts previously accrued will be reduced and reflected as a reduction of the overall income tax provision.

NOTE 11. SUBSEQUENT EVENTS

On October 23, 2014, the board of directors authorized and declared a cash dividend for the fourth quarter of 2014 of $0.16 per share of common stock, payable on or about December 26, 2014 to stockholders of record as of the close of business on December 12, 2014.

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

Business Overview

We are a global specialty retailer of health and wellness products. We derive our revenues principally from product sales through our company-owned stores and online through GNC.com, LuckyVitamin Corp. ("Lucky Vitamin"), and Discount-Supplements.co.uk ("Discount Supplements"), domestic and international franchise activities and sales of products manufactured in our facilities to third parties. We sell products through a worldwide network of more than 8,800 locations operating under the GNC brand name.

We acquired Discount Supplements, the leading multi-brand sports nutrition e-commerce retailer in the United Kingdom, in October 2013.

In August 2014, our board of directors authorized a multi-year program to repurchase up to an aggregate of $500.0 million of our Class A common stock (the "common stock"). This replaces the repurchase program established in November 2013. We repurchased $230.3 million of common stock during the nine months ended September 30, 2014 and have utilized $40.0 million of the current repurchase program.

On April 17, 2014, the Company acquired THSD d/b/a The Health Store (“The Health Store”), a nine store chain based in Dublin, Ireland.

Executive Overview

In 2014, we have continued to focus on our five principal corporate goals: growing company-owned domestic retail earnings, growing company-owned domestic retail square footage, growing our international footprint, expanding our e-commerce business and further leveraging the GNC brand. These goals are designed to drive both short-term and long-term financial results. Our results for the three months ended September 30, 2014 were affected by a difficult retail environment. The following results are for the three months ended September 30, 2014 compared to the same period in 2013:

•	Our company-owned domestic same store sales decreased 5.8%, which includes a 4.2% decrease in sales by our GNC.com business.

•	We increased our company-owned domestic store count by 33 net new stores during the third quarter of 2014.

•	Our retail segment sales decreased 1.4%, and operating income decreased 3.5%.

•	Total franchising revenue and operating income decreased 3.1%.

•	Domestic franchising revenue increased 7.3%, and we added 79 net new domestic franchise stores since the third quarter of 2013.

•	International franchise revenue decreased 16.8%, and we added 25 net new international franchise stores during the third quarter of 2014.

•	Sales decreased in our wholesale/manufacturing segment by 11.4% due to reduced purchases from our large wholesale customers, and operating income decreased 19.4%.

•	Our total revenue decreased 2.7%, and our total operating income decreased 13.7%.

For the nine months ended September 30, 2014, we generated net cash from operating activities of $238.0 million, repurchased $230.3 million in common stock, and paid $43.3 million in common stock dividends.

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

Although we do not anticipate the number of our domestic franchise stores to grow substantially, we expect to achieve domestic franchise store revenue growth generally in line with our domestic retail business, which we expect to generate from royalties on franchise retail sales and product sales to our existing franchisees. As a result of our efforts to expand our international presence and provisions in our international franchising agreements requiring franchisees to open additional stores, we have increased our international store base in recent periods and expect to continue to increase the number of our international franchise stores over the next five years. We believe this will result in additional franchise fees associated with new store openings and increased revenues from product sales to, and royalties from, new franchisee stores. Since our international franchisees pay royalties to us in U.S. dollars, any strengthening of the U.S. dollar relative to our franchisees’ local currency may offset some of the growth in royalty revenue.

•
Manufacturing/Wholesale: Manufacturing/Wholesale revenues are generated by: sales of manufactured products to third parties, generally for third-party private label brands; the sale of our proprietary and third-

party products to and through Rite Aid and www.drugstore.com; and the sale of our proprietary products to PetSmart and Sam’s Club. We also record license fee revenue from the opening of franchise store-within-a-store locations within Rite Aid stores. Our revenues generated by our manufacturing and wholesale operations are subject to our available manufacturing capacity.

A significant portion of our business infrastructure is comprised of fixed operating costs. Our vertically integrated distribution network, manufacturing capacity, and ability to outsource production can support higher sales volume. We opened a fourth domestic distribution center in October 2014. This distribution center is located near Indianapolis, Indiana, and we believe that it will provide incremental distribution capacity sufficient for the foreseeable future.

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

•
consolidation within our industry and increasing participation in our market by mass market retailers and consumer product manufacturers could continue to intensify competition within our industry and could continue to negatively affect our market performance; and

•	a decline in disposable income available to consumers may lead to a reduction in consumer spending and negatively affect our operating performance.

Results of Operations

The following information presented for the three and nine months ended September 30, 2014 and 2013 was prepared by management, is unaudited, and was derived from our unaudited consolidated financial statements and accompanying notes. In the opinion of management, all adjustments necessary for a fair statement of our financial position and operating results for such periods and as of such dates have been included.

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

Results of Operations

(Dollars in millions and percentages expressed as a percentage of total net revenue)

	Three months ended September 30,				Nine months ended September 30,
	2014		2013		2014		2013
	(unaudited)
Revenues:
Retail	$480.7	73.2%	$487.3	72.2%	$1,495.2	74.5%	$1,483.3	73.6%
Franchise	114.1	17.4%	117.8	17.5%	327.8	16.4%	336.0	16.7%
Manufacturing / Wholesale	61.5	9.4%	69.4	10.3%	183.0	9.1%	196.0	9.7%
Total net revenues	656.3	100.0%	674.5	100.0%	2,006.0	100.0%	2,015.3	100.0%
Operating expenses:
Cost of sales, including warehousing,
distribution and occupancy costs	408.6	62.2%	421.3	62.5%	1,246.0	62.1%	1,250.2	62.0%
Compensation and related benefits	82.3	12.5%	79.3	11.7%	245.9	12.2%	239.9	11.9%
Advertising and promotion	20.3	3.1%	16.7	2.5%	59.4	3.0%	53.5	2.7%

Other selling, general and administrative expenses	30.1	4.6%	29.7	4.4%	97.5	4.9%	91.8	4.6%
Amortization expense	2.7	0.4%	2.1	0.3%	8.1	0.4%	6.3	0.3%
Management realignment	7.5	1.2%	—	—	7.5	0.4%	—	—
International franchise receivable reserves	4.4	0.7%	0.2	—	4.4	0.2%	0.4	—
Reversal of contingent purchase price	(4.3)	-0.7%	—	—	(4.3)	-0.2%	—	—
Other (income) expense, net	(4.0)	-0.6%	(0.8)	-0.1%	(9.5)	-0.5%	(1.0)	-0.1%
Total operating expenses	547.6	83.4%	548.5	81.3%	1,655.0	82.5%	1,641.1	81.4%
Operating income:
Retail	89.4	13.6%	92.6	13.7%	277.9	13.8%	291.5	14.5%
Franchise	40.3	6.1%	41.6	6.2%	121.6	6.1%	116.7	5.8%
Manufacturing / Wholesale	22.9	3.5%	28.4	4.2%	69.4	3.5%	76.9	3.8%
Unallocated corporate and other costs:
Warehousing and distribution costs	(17.3)	-2.6%	(17.5)	-2.6%	(50.3)	-2.5%	(50.7)	-2.5%
Corporate costs	(19.1)	-2.9%	(19.1)	-2.8%	(60.1)	-3.0%	(60.2)	-3.0%
Management realignment	(7.5)	-1.1%	—	—	(7.5)	-0.4%	—	—
Subtotal unallocated corporate and other costs, net	(43.9)	-6.6%	(36.6)	-5.4%	(117.9)	-5.9%	(110.9)	-5.5%
Total operating income	108.7	16.6%	126.0	18.7%	351.0	17.5%	374.2	18.6%
Interest expense, net	11.8		11.3		35.0		33.4
Income before income taxes	96.9		114.7		316.0		340.8
Income tax expense	32.6		41.7		111.9		123.4
Net income	$64.3		$73.0		$204.1		$217.4

Note: The numbers in the above table have been rounded to millions.  All calculations related to the Results of Operations for the year-over-year comparisons were derived from unrounded data and could occasionally differ immaterially if you were to use the table above for these calculations.

Comparison of the Three Months Ended September 30, 2014 and 2013

Revenues

Our consolidated net revenues decreased $18.2 million, or 2.7%, to $656.3 million for the three months ended September 30, 2014 compared to $674.5 million for the same period in 2013. The decrease was the result of decreased sales in all three business segments.

Retail.  Revenues in our Retail segment decreased $6.6 million, or 1.4%, to $480.7 million for the three months ended September 30, 2014 compared to $487.3 million for the same period in 2013, due primarily to negative domestic retail same store sales, which includes sales from GNC.com, of 5.8%. This decrease was partially offset by an increase in sales of $6.8 million in our e-commerce businesses (principally due to the acquisition of Discount Supplements which occurred in October 2013) and $13.3 million from the addition of 151 net new corporate stores and nine The Health Store locations in Ireland, acquired in April 2014. Our company-owned store base increased by 160 stores to 3,459 at September 30, 2014 compared to 3,299 at September 30, 2013, which includes the nine The Health Store locations and 14 new Canadian stores.

Franchise. Revenues in our Franchise segment decreased $3.7 million, or 3.1%, to $114.1 million for the three months ended September 30, 2014 compared to $117.8 million for the same period in 2013. Domestic franchise revenue increased $4.9 million primarily due to higher wholesale sales of $5.2 million. Our domestic franchise same store sales decreased by 4.5% for the three months ended September 30, 2014 compared to the same period in 2013. There were 1,063 domestic franchise stores at September 30, 2014 compared to 984 stores at September 30, 2013. International revenue decreased by $8.6 million, or 16.8%, for the three months ended September 30, 2014, compared to the same period in 2013, due to lower wholesale product sales of $8.4 million, particularly due to regulatory and macro-economic factors in several key international franchise markets. Our international franchisees have reported a 2.9% same store sales decrease this quarter, on a local currency basis. Our international franchise store base increased by 146 stores to 2,101 at September 30, 2014 compared to 1,955 at September 30, 2013.

Manufacturing/Wholesale. Revenues in our Manufacturing/Wholesale segment, which includes third-party sales from our manufacturing facilities in South Carolina, as well as wholesale sales to Rite Aid, PetSmart, and Sam’s Club, decreased $7.9 million, or 11.4%, to $61.5 million for the three months ended September 30, 2014 compared to $69.4 million for the same period in 2013. Third-party contract manufacturing sales from our South Carolina manufacturing plant decreased by $7.3 million, or 19.2%, to $30.4 million for the three months ended September 30, 2014 compared to $37.7 million for the same period in 2013 due generally to softer market trends.

Cost of Sales

Cost of sales, which includes product costs, costs of warehousing and distribution and occupancy costs, decreased $12.7 million, or 3.0%, to $408.6 million for the three months ended September 30, 2014 compared to $421.3 million for the same period in 2013. Cost of sales, as a percentage of net revenue, was 62.2% and 62.5% for the three months ended September 30, 2014 and 2013, respectively. The lower cost of sales percentage for the three months ended September 30, 2014 was due principally to reduced promotional activities compared to the same period in 2013, partially offset by higher occupancy expense related to the operating of 160 new stores in our retail segment.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses, including compensation and related benefits, advertising and promotion expense, other SG&A expenses including amortization expense, increased $7.6 million, or 6.0%, to $135.4 million for the three months ended September 30, 2014 compared to $127.8 million for the same period in 2013. These expenses, as a percentage of net revenue, were 20.5% and 19.0% for the three months ended September 30, 2014 and 2013, respectively.

Compensation and related benefits. Compensation and related benefits increased $3.0 million, or 3.8%, to $82.3 million for the three months ended September 30, 2014 compared to $79.3 million for the same period in 2013. The increase in store salaries and benefits was primarily to support our increased store base and expenses from our newly acquired retail businesses.

Advertising and promotion. Advertising and promotion expenses increased $3.6 million, or 21.3%, to $20.3 million for the three months ended September 30, 2014 compared to $16.7 million for the same period in 2013. Advertising expense, as a percentage of net revenue, was 3.1% and 2.5% for the three months ended September 30, 2014 and 2013, respectively. The increase in our advertising expense as a percentage of net revenue is principally due to increased media advertising related to the Beat Average™ marketing campaign and the acquisition of Discount Supplements, which occurred in the fourth quarter of 2013.

Other SG&A. Other SG&A expenses, including amortization expense, increased $1.0 million, or 3.2%, to $32.8 million for the three months ended September 30, 2014 compared to $31.8 million for the same period in 2013. This increase principally relates to expenses from our newly acquired retail businesses.

Other

Management realignment. For the three months ended September 30, 2014, we incurred $7.5 million associated with the changes among our executive leadership team. This expense related principally to $5.7 million in executive severance, $0.5 million of accelerated non-cash stock-based compensation expense net of forfeitures, and $1.3 million for the recruiting and hiring of new executive leadership.

International franchise receivable reserve. For the three months ended September 30, 2014, we recorded a $4.4 million reserve against receivables with our international franchisees, compared to $0.2 million for the same period in 2013. The collectability of receivables principally from one international franchisee has become uncertain due to its current financial condition.

Reversal of contingent purchase price. During the three months ended September 30, 2014, it was determined that certain conditions required to be met by the seller in the purchase agreement of Discount Supplements were not achieved, and as such, we reversed a $4.3 million contingent purchase price liability ("Reversal of Contingent Purchase Price").

Other (income) expense, net. Other (income) expense, which includes the gain on sale of corporate owned stores to franchisees and foreign currency (gain) loss, increased $3.2 million to a gain of $4.0 million for the three months ended September 30, 2014 compared to a gain of $0.8 million for the same period in 2013. The increase in other (income) expense is a result of more conversions from corporate stores to franchise stores for the three months ended September 30, 2014 compared to the same period in 2013.

 Operating Income

As a result of the foregoing, consolidated operating income decreased $17.3 million, or 13.7%, to $108.7 million for the three months ended September 30, 2014 compared to $126.0 million for the same period in 2013. Operating income, as a percentage of net revenue, was 16.6% and 18.7% for the three months ended September 30, 2014 and 2013, respectively.

Retail. Operating income decreased $3.2 million, or 3.5%, to $89.4 million for the three months ended September 30, 2014 compared to $92.6 million for the same period in 2013. The decrease in operating income was primarily related to higher media advertising spend corresponding with our Beat Average™ campaign launch during the second quarter of 2014, and expense deleveraging associated with negative same store sales, partially offset by improved gross margin and the Reversal of Contingent Purchase Price.

Franchise. Operating income decreased $1.3 million, or 3.1%, to $40.3 million for the three months ended September 30, 2014 compared to $41.6 million for the same period in 2013. The decrease was primarily due to the International Franchise Receivable Reserve adjustment of $4.4 million, partially offset by the gain of $4.1 million from the sale of corporate owned stores, which was an increase of $3.3 million over the gain of $0.8 million for the same period in 2013.

Manufacturing/Wholesale. Operating income decreased $5.5 million, or 19.4%, to $22.9 million for the three months ended September 30, 2014 compared to $28.4 million for the same period in 2013.  The decrease in operating income was generally due to lower shipments to wholesale customers for softer market trends as well as lower proprietary sales.

Warehousing and distribution costs. Unallocated warehousing and distribution costs decreased $0.2 million, or 1.3%, to $17.3 million for the three months ended September 30, 2014 compared to $17.5 million for the same period in 2013.

Corporate costs. Corporate overhead costs were $19.1 million for both the three months ended September 30, 2014 and 2013.

Management realignment. For the three months ended September 30, 2014, we incurred $7.5 million associated with the changes among our executive leadership team. This expense related principally to $5.7 million in executive severance, $0.5 million of accelerated non-cash stock option expense, and $1.3 million for the recruiting and hiring of new executive leadership.

Interest Expense, net

Interest expense increased $0.5 million, or 4.8%, to $11.8 million for the three months ended September 30, 2014 compared to $11.3 million for the same period in 2013. This increase was due to the effects of the additional borrowings of $252.5 million under the Senior Credit Facility, partially offset by interest rate savings resulting from the repricing of the Senior Credit Facility, both of which occurred during the fourth quarter of 2013.

Income Tax Expense

We recognized $32.6 million of income tax expense (or 33.7% of pre-tax income) during the three months ended September 30, 2014 compared to $41.7 million (or 36.3% of pre-tax income) for the same period in 2013. The decrease in our tax rate is principally due to reductions in state taxes and the permanent difference related to the non-taxable reversal of the contingent purchase price liability of $4.3 million.

Net Income

As a result of the foregoing, consolidated net income decreased $8.7 million to $64.3 million for the three months ended September 30, 2014 compared to $73.0 million for the same period in 2013.

Comparison of the Nine Months Ended September 30, 2014 and 2013

Revenues

Our consolidated net revenues decreased $9.3 million, or 0.5%, to $2,006.0 million for the nine months ended September 30, 2014 compared to $2,015.3 million for the same period in 2013. The decrease was the result of decreased sales in our Manufacturing/Wholesale and Franchise segments, partially offset by the increased sales in the Retail segment.

Retail.  Revenues in our Retail segment increased $11.9 million, or 0.8%, to $1,495.2 million for the nine months ended September 30, 2014 compared to $1,483.3 million for the same period in 2013, which was primarily driven by an increase in sales of $35.7 million in our e-commerce businesses (principally due to the acquisition of Discount Supplements which occurred in October 2013), and $37.2 million from the addition of 151 net new corporate stores and nine The Health Store locations in Ireland, acquired in April 2014. These increases were partially offset by negative domestic retail same store sales, which includes sales from GNC.com, of 2.7%, approximately $6.5 million due to the exchange rate trend of the Canadian dollar, and the negative effect due to the Gold Card giveaway associated with the Member Pricing launch in 2013. Our company-owned store base increased by 160 stores to 3,459 at September 30, 2014 compared to 3,299 at September 30, 2013, which includes 14 new Canadian stores and nine new stores as a result of the acquisition of The Health Store.

Franchise. Revenues in our Franchise segment decreased $8.2 million, or 2.4%, to $327.8 million for the nine months ended September 30, 2014 compared to $336.0 million for the same period in 2013. Domestic franchise revenue increased $5.1 million primarily due to higher wholesale sales, fees, and royalties. Our domestic franchise same store sales decreased by 3.6% for the nine months ended September 30, 2014 compared to the same period in 2013. There were 1,063 domestic franchise stores at September 30, 2014 compared to 984 stores at September 30, 2013. International revenue decreased by $13.3 million, or 9.7%, for the nine months ended September 30, 2014, compared to the same period in 2013, primarily due to lower product sales, particularly due to regulatory and macro-economic factors in several key international franchise markets, partially offset by an increase in royalties and fees. Our international franchisees have reported a 1.9% same store sales increase this year, on a local currency basis. Our international franchise store base increased by 146 stores to 2,101 at September 30, 2014, compared to 1,955 at September 30, 2013.

Manufacturing/Wholesale. Revenues in our Manufacturing/Wholesale segment, which principally includes third-party sales from our manufacturing facilities in South Carolina, as well as wholesale sales to Rite Aid, PetSmart, and Sam’s Club, decreased $13.0 million, or 6.6%, to $183.0 million for the nine months ended September 30, 2014 compared to $196.0 million for the same period in 2013. Third-party contract manufacturing sales from our South

Carolina manufacturing plant decreased $6.2 million, or 6.0%, to $97.2 million for the nine months ended September 30, 2014 compared to $103.4 million for the same period in 2013. Wholesale revenue decreased $6.8 million, or 7.3%, due to lower shipments to our wholesale customers from softer market trends.

Cost of Sales

Cost of sales, which includes product costs, costs of warehousing and distribution and occupancy costs, decreased $4.2 million, or 0.3%, to $1,246.0 million for the nine months ended September 30, 2014 compared to $1,250.2 million for the same period in 2013. Cost of sales, as a percentage of net revenue, was 62.1% and 62.0% for the nine months ended September 30, 2014 and 2013, respectively.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses, including compensation and related benefits, advertising and promotion expense, other SG&A expenses including amortization expense, increased $19.4 million, or 4.9%, to $410.9 million for the nine months ended September 30, 2014 compared to $391.5 million for the same period in 2013. These expenses, as a percentage of net revenue, were 20.5% and 19.4% for the nine months ended September 30, 2014 and 2013, respectively.

Compensation and related benefits. Compensation and related benefits increased $6.0 million, or 2.5%, to $245.9 million for the nine months ended September 30, 2014 compared to $239.9 million for the same period in 2013. The increase in compensation and related benefits was primarily due to support for our increased store base and sales volume, partially offset by the reversal of incentive and non-cash stock-based compensation accruals.

Advertising and promotion. Advertising and promotion expenses increased $5.9 million, or 11.1%, to $59.4 million for the nine months ended September 30, 2014 compared to $53.5 million for the same period in 2013. Advertising expense, as a percentage of net revenue, was 3.0% and 2.7% for the nine months ended September 30, 2014 and 2013, respectively. The increase in our advertising expense as a percentage of net revenue is principally due to increased media advertising related to the Beat Average™ marketing campaign and the acquisition of Discount Supplements, which occurred in the fourth quarter of 2013.

Other SG&A. Other SG&A expenses, including amortization expense, increased $7.5 million, or 7.6%, to $105.6 million for the nine months ended September 30, 2014 compared to $98.1 million for the same period in 2013. This increase principally relates to expenses from our newly acquired retail businesses and higher legal expenses.

Other

Management realignment. For the nine months ended September 30, 2014, we incurred $7.5 million associated with the changes among our executive leadership team. This expense related principally to $5.7 million in executive severance, $0.5 million of accelerated non-cash stock-based compensation expense net of forfeitures, and $1.3 million for the recruiting and hiring of new executive leadership.

International franchise receivable reserve. For the nine months ended September 30, 2014, we recorded a $4.4 million reserve against receivables with our international franchisees, compared to $0.4 million for the same period in 2013. The collectability of receivables principally from one international franchisee has become uncertain due to its current financial condition.

Reversal of contingent purchase price. During the nine months ended September 30, 2014, it was determined that certain conditions required to be met by the seller in the purchase agreement of Discount Supplements were not achieved, and as such, we reversed a $4.3 million contingent purchase price liability.

Other (income) expense, net. Other (income) expense, which includes the gain on sale of corporate owned stores to franchisees and foreign currency (gain) loss, increased $8.5 million to a gain of $9.5 million for the nine months ended September 30, 2014 compared to a gain of $1.0 million for the same period in 2013. The increase in other (income) expense is a result of more conversions from corporate stores to franchise stores for the nine months ended September 30, 2014 compared to the same period in 2013.

Operating Income

As a result of the foregoing, consolidated operating income decreased $23.2 million, or 6.2%, to $351.0 million for the nine months ended September 30, 2014 compared to $374.2 million for the same period in 2013. Operating income, as a percentage of net revenue, was 17.5% and 18.6% for the nine months ended September 30, 2014 and 2013, respectively.

Retail. Operating income decreased $13.6 million, or 4.7%, to $277.9 million for the nine months ended September 30, 2014 compared to $291.5 million for the same period in 2013. The decrease in operating income was negatively impacted by higher media spend and expense deleveraging associated with negative same store sales, partially offset by a higher gross margin and the Reversal of Contingent Purchase Price.

Franchise. Operating income increased $4.9 million, or 4.2%, to $121.6 million for the nine months ended September 30, 2014 compared to $116.7 million for the same period in 2013. The increase was due to higher gross profit margin and the gain on sale of corporate owned stores.

Manufacturing/Wholesale. Operating income decreased $7.5 million, or 9.8%, to $69.4 million for the nine months ended September 30, 2014 compared to $76.9 million for the same period in 2013. The decrease in operating income was generally due to lower shipments to wholesale customers from softer market trends as well as lower proprietary sales.

Warehousing and distribution costs. Unallocated warehousing and distribution costs decreased $0.4 million, or 0.9%, to $50.3 million for the nine months ended September 30, 2014 compared to $50.7 million for the same period in 2013. The decrease was primarily due to transportation savings related to the transition to a third-party pooled transportation network during the fourth quarter of 2013.

Corporate costs. Corporate overhead costs decreased $0.1 million to $60.1 million for the nine months ended September 30, 2014 compared to $60.2 million for the same period in 2013, as the decrease in salaries and benefits of $4.5 million, which was principally related to the reversal of incentive and non-cash stock-based compensation accruals, was partially offset by higher legal and other SG&A expenses.

Management realignment. For the nine months ended September 30, 2014, we incurred $7.5 million associated with the changes among our executive leadership team. This expense related principally to $5.7 million in executive severance, $0.5 million of accelerated non-cash stock-based compensation expense, and $1.3 million for the recruiting and hiring of new executive leadership.

Interest Expense, net

Interest expense increased $1.6 million, or 4.9%, to $35.0 million for the nine months ended September 30, 2014 compared to $33.4 million for the same period in 2013. This increase was due to the effects of the additional borrowings of $252.5 million under the Senior Credit Facility, partially offset by interest rate savings resulting from the repricing of the Senior Credit Facility, both of which occurred during the fourth quarter of 2013.

Income Tax Expense

We recognized $111.9 million of income tax expense (or 35.4% of pre-tax income) during the nine months ended September 30, 2014 compared to $123.4 million (or 36.2% of pre-tax income) for the same period in 2013. The decrease in our tax rate is principally due to reductions in state taxes and the permanent difference related to the non-taxable reversal of the contingent purchase price liability of $4.3 million.

Net Income

As a result of the foregoing, consolidated net income decreased $13.3 million to $204.1 million for the nine months ended September 30, 2014 compared to $217.4 million for the same period in 2013.

Liquidity and Capital Resources

At September 30, 2014, we had $148.2 million in cash and cash equivalents and $653.0 million in working capital, compared with $226.2 million in cash and cash equivalents and $719.0 million in working capital at December 31, 2013. The $66.0 million decrease in our working capital was primarily driven by a decrease in our cash due to the repurchase of common stock and an increase in accounts payable, partially offset by an increase in inventory levels.

We expect to fund our operations through internally generated cash and, if necessary, from borrowings under our $130.0 million revolving credit facility (the "Revolving Credit Facility").  At September 30, 2014, we had $128.9 million available under the Revolving Credit Facility, after giving effect to $1.1 million utilized to secure letters of credit.

 We expect our primary uses of cash in the near future will be for capital expenditures, working capital requirements, and funding any quarterly dividends to stockholders and share repurchases that are approved by our board of directors.

In August 2014, our board of directors authorized a multi-year program to repurchase up to an aggregate of $500.0 million of our common stock. This replaces the repurchase program established in November 2013. We repurchased $230.3 million of common stock during the nine months ended September 30, 2014 and have utilized $40.0 million of the current repurchase program.

On October 23, 2014, the board of directors authorized and declared a cash dividend for the fourth quarter of 2014 of $0.16 per share of common stock, payable on or about December 26, 2014 to stockholders of record as of the close of business on December 12, 2014.

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

Cash Provided by Operating Activities

Cash provided by operating activities was $238.0 million and $216.1 million for the nine months ended September 30, 2014 and 2013, respectively. The increase was due to a decrease in receivables, the timing of payments for accounts payable, and an increase in deferred revenue and other current liabilities for the nine months ended September 30, 2014 compared to the same period in 2013.

For the nine months ended September 30, 2014, inventory increased $62.5 million as a result of increases in our finished goods to support our increased store base and timing of purchase orders with a significant vendor. Accounts payable increased $8.9 million due to the increase in inventory and timing of payments.

Cash Used in Investing Activities

Cash used in investing activities was $61.0 million and $34.3 million for the nine months ended September 30, 2014 and 2013, respectively. Capital expenditures, which were primarily for new stores and improvements to our retail stores and our distribution center in Indianapolis, Indiana, which opened in October 2014, were $55.2 million and $33.6 million for the nine months ended September 30, 2014 and 2013, respectively. Also, in April of 2014, we spent approximately $6.4 million related to the acquisition of The Health Store.

We expect capital expenditures to be approximately $70.0 million in 2014, which includes costs associated with growing our domestic square footage and our new distribution center in Indianapolis, Indiana. We anticipate funding our 2014 capital requirements with cash flows from operations and, if necessary, borrowings under the Revolving Credit Facility.

Cash Used in Financing Activities

For the nine months ended September 30, 2014, cash used in financing activities was $255.2 million, primarily consisting of dividends paid to Holdings’ stockholders of $43.3 million and the repurchase of an aggregate of $230.3 million in shares of common stock under the repurchase program, offset by $22.7 million of proceeds from exercised stock options, including the associated tax benefit.

For the nine months ended September 30, 2013, cash used in financing activities was $263.3 million, primarily consisting of dividends paid to Holdings’ stockholders of $43.3 million and the repurchase of an aggregate of $238.4 million shares of common stock under a repurchase program, offset partially by $21.2 million of proceeds from exercised stock options, including the associated tax benefit.

Contractual Obligations

There are no material changes in our contractual obligations as disclosed in our Annual Report on Form  10-K for the year ended December 31, 2013.

Off Balance Sheet Arrangements

As of September 30, 2014, we had no relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off balance sheet arrangements, or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Interest Rate Market Risk

All of our long-term debt is subject to changing interest rates.  Although changes in interest rates do not impact our operating income, the changes could affect the fair value of such debt and related interest payments. Based on our variable rate debt balance as of September 30, 2014, an increase of 1% in the interest rates would cause our annual interest rate costs to increase by approximately $6.5 million. A decrease in the current interest rates would have no impact on interest expense due to an interest rate floor that exists on the Senior Credit Facility.

Foreign Currency Exchange Rate Market Risk

We are subject to the risk of foreign currency exchange rate changes in the conversion from local currencies to the U.S. dollar of the reported financial position and operating results of our non-U.S. based subsidiaries. We are also subject to foreign currency exchange rate changes for purchases of goods and services that are denominated in currencies other than the U.S. dollar. The primary currencies to which we are exposed to fluctuations are the Canadian Dollar, the Chinese Renminbi, the British Pound, and the Euro. The fair value of our net foreign investments and our foreign denominated payables would not be materially affected by a 10% adverse change in foreign currency exchange rates for the nine months ended September 30, 2014 and 2013.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) , has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act has been appropriately recorded, processed, summarized and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to our management, including our CEO, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our CEO has concluded that, as of September 30, 2014, our disclosure controls and procedures are effective at the reasonable assurance level.

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

Following the recall, we were named, among other defendants, in approximately 93 lawsuits, including a number of putative class action cases, related to Hydroxycut-branded products in 14 states. The United States Judicial Panel on Multidistrict Litigation consolidated pretrial proceedings of many of the pending actions in the Southern District of California (In re: Hydroxycut Marketing and Sales Practices Litigation, MDL No. 2087), and Iovate previously accepted our tender request for defense and indemnification under its purchasing agreement with us in these matters.

As of September 30, 2014, there were 76 pending lawsuits related to Hydroxycut in which we have been named, including 70 individual, largely personal injury claims and six putative class action cases, generally inclusive of claims of consumer fraud, misrepresentation, strict liability and breach of warranty. In May 2013, the parties to the individual personal injury cases signed a Master Settlement Agreement, under which we are not required to make any payments. Settlement payments will be made exclusively by Iovate and dismissals are expected to be entered in these actions in the near term. The parties in the consolidated class actions also reached a settlement, which the Court approved on October 20, 2014. The Company is not required to make any payments under the class action settlement agreement. Following resolution of the individual personal injury cases and the settlement of the consolidated class action suits, all of the Hydroxycut claims currently pending against the Company will be resolved without any payment by us

DMAA / Aegeline Claims. Prior to December 2013, we sold products manufactured by third parties that contained derivatives from geranium known as 1.3-dimethylpentylamine/ dimethylamylamine/13-dimethylamylamine, or “DMAA,” which were recalled from our stores in November 2013, and/or Aegeline, a compound extracted from bael trees.  As of September 30, 2014, we were named in the following 21 lawsuits involving products containing DMAA and/or Aegeline, including 18 personal injury cases and three putative class action cases:

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

•
Nicholas Olson, Adrian Chavez, Rebecca Fullerton, Robert Gunter, Davina Maes and Edwin Palm v. USPLabs, LLC et al., California Superior Court, Orange County (Case No., 2014-00740258), filed August 18, 2014

•	Michelle Cayton v. GNC Holdings, Inc. et al., California Superior Court, Los Angeles County (Case No. BC555230), filed August 19, 2014

Putative Class Action Claims:

•	Michael Campos, Jennifer Southwick, and others v. USPLabs and GNC Corp., United States District Court for the Southern District of California (Case No. 13CV2891 DMS BLM), filed December 5, 2013

•	Christopher Lutkus v. USPLabs and GNC Corp., United States District Court for the Northern District of Florida (Case No. 4:13-cv-00627-RH-CAS), filed November 13, 2013

•	Sandeep Barot v. USPLabs and General Nutrition Center Holdings, Inc., United States District Court for the District of New Jersey (Case No. 14-cv-00562), filed February 3, 2014

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

Jason Olive v. General Nutrition Corp. In April 2012, Jason Olive filed a complaint in the Superior Court of California, County of Los Angeles (Case No. BC482686), for misappropriation of likeness in which the plaintiff alleges that we continued to use his image in stores after the expiration of the license to do so in violation of common law and California statutes. Mr. Olive is seeking compensatory, punitive and statutory damages and attorneys’ fees and costs, and a trial in this matter is currently scheduled for December 2014. As of September 30, 2014, an immaterial liability has been accrued in the accompanying financial statements.

Item 1A.   Risk Factors

There have been no material changes to the disclosures relating to this item from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth information regarding Holdings’ purchases of shares of common stock during the quarter ended September 30, 2014:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs

July 1 to July 31, 2014	—	—	—	$250,745,598
August 1 to August 31, 2014	1,092,723	36.61	1,092,723	$460,000,030
September 1 to September 30, 2014	—	—	—	$460,000,030
Total	1,092,723	$36.61	1,092,723

(1)
In August 2014, we announced that our board of directors approved a multi-year share repurchase program pursuant to which we were authorized to purchase up to an aggregate of $500.0 million shares of common stock during the twenty-four month period ending August 31, 2016 (the “Repurchase Program”). This program replaces our previous repurchase authorization from November 2013. Other than purchases in connection with the Repurchase Program as set forth in the table above, we made no purchases of shares of common stock for the quarter ended September 30, 2014.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Item 4 is not applicable.

Item 5.  Other Information

None.

Item 6.   Exhibits

Exhibit
No.	Description
10.1	Separation Agreement, dated as of September 10, 2014, by and between General Nutrition Centers, Inc. and Thomas Dowd*
10.2	Separation Agreement, dated as of August 4, 2014, by and between General Nutrition Centers, Inc. and Joseph M. Fortunato*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the persons undersigned thereunto duly authorized.

GNC HOLDINGS, INC.
(Registrant)

/s/ Michael G. Archbold
Date: October 30, 2014	Michael G. Archbold
Chief Executive Officer
(Principal Executive Officer and performing the function of or similar to that of Principal Financial Officer)

/s/ Patrick A. Fortune
Date: October 30, 2014	Patrick A. Fortune
Corporate Controller