Form 10-K
period 2014-12-31
GNC HOLDINGS, INC.
filed 2015-02-17
CIK 1502034

Use these Links to rapidly review the document
TABLE OF CONTENTS1
TABLE CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of all common stock (based upon the closing price of the New York Stock Exchange) of the registrant held by non-affiliates of the registrant as of June 30, 2014 was approximately $3.09 billion.
As of February 6, 2015, the number of outstanding shares of Class A common stock, par value $0.001 per share (the "common stock"), of GNC Holdings, Inc. was 87,864,420 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information in the Company's definitive Proxy Statement for the 2015 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, is incorporated by reference in Part III of this Form 10-K.

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

•	changes in our tax obligations;

•	costs of litigation or investigations involving our company and any failure to successfully defend lawsuits and other claims against us;

•	failure of our franchisees to conduct their operations profitably and limitations on our ability to terminate or replace under-performing franchisees;

•	economic, political and other risks associated with our international operations, including fluctuations in foreign exchange rates relative to the U.S. dollar;

•	failure to keep pace with the demands of our customers for new products and services;

•	limitations of or disruptions in our manufacturing system or losses of manufacturing certifications;

•	limitations of or disruptions in our distribution network;

•	lack of long-term experience with human consumption of ingredients in some of our products;

•	increases in the frequency and severity of insurance claims, particularly claims for which we are self-insured;

•	failure to adequately protect or enforce our intellectual property rights against competitors;

•	changes in raw material costs and pricing of our products;

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

PART I
Item 1.    BUSINESS.
GNC Holdings, Inc. ("Holdings") is headquartered in Pittsburgh, Pennsylvania and its common stock trades on the New York Stock Exchange (the "NYSE") under the symbol "GNC." Based on our worldwide network of more than 8,900 locations and our online channels, we believe that we are the leading global specialty retailer of health, wellness and performance products, including vitamins, minerals and herbal supplement products ("VMHS"), sports nutrition products and diet products. Our diversified, multi-channel business model derives revenue from product sales through company-owned retail stores, domestic and international franchise activities, third-party contract manufacturing, e-commerce and corporate partnerships. We believe that the strength of our GNC brand, which is distinctively associated with health and wellness, combined with our stores and online channels, gives us broad access to consumers and uniquely positions us to benefit from the favorable trends driving growth in the nutritional supplements industry and the broader health and wellness sector. Our broad and deep product mix, which is focused on high-margin, premium, value-added nutritional products, is sold under our GNC proprietary brands, including Mega Men®, Ultra Mega®, Total Lean™, Pro Performance® and Pro Performance® AMP, Beyond Raw®, GNC Puredge™, GNC GenetixHD®, Herbal Plus®, and under nationally recognized third-party brands.
Based on the information we compiled from the public securities filings of our primary competitors, our network of domestic retail locations is approximately ten times larger than the next largest United States specialty retailer of nutritional supplements and provides a leading platform for our vendors to distribute their products to their target consumers. Our close relationships with our vendor partners have enabled us to negotiate first-to-market opportunities. In addition, our in-house product development capabilities enable us to offer our customers high-quality proprietary merchandise that can only be purchased through our locations or through GNC.com. Because the nutritional supplement consumer often requires knowledgeable customer service, we also differentiate ourselves from mass and drug retailers with our well-trained sales associates who are aided by in-store technology. We believe that our expansive retail network, differentiated merchandise offering and quality, engaged customer service result in a unique shopping experience that is distinct from that of our competitors.
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

•
Expanding our e-commerce businesses.  We believe that GNC.com, LuckyVitamin.com, and DiscountSupplements.co.uk are well-positioned to continue capturing market share online, which represents one of the fastest growing channels of distribution in the nutritional supplements industry. We intend to continue to capitalize on the growth of our e-commerce businesses.

•
Further leveraging of the GNC brand.  Our partnerships with Rite Aid, Sam's Club and PetSmart create additional streams of revenue and expand our customer base by leveraging the GNC brand outside of our other distribution channels.

Competitive Strengths
We believe that we are well-positioned to capitalize on favorable industry trends as a result of the following competitive strengths:

•
Highly-valued and well-recognized brand.  We believe our broad portfolio of proprietary products, which are available in our locations or on GNC.com, advances GNC's brand presence and our general reputation as a leading retailer of health and wellness products. We continue to modernize the GNC brand in an effort to further advance its positioning.

•
Attractive, loyal customer base.  Our large customer base includes approximately 7.1 million active Gold Card members in the United States and Canada who account for over 80% of company-owned retail sales and spend approximately two times more than other GNC customers. We believe that our customer base is attractive as our shoppers tend to be gender balanced, relatively young, well-educated and affluent. Recent surveys, commissioned by us, reflect a high satisfaction rate among our shoppers with respect to selection, product innovation, quality and overall experience.

•
Commanding market position.  Based on our broad global footprint of more than 8,900 locations in the United States and over 50 international countries (including distribution centers where retail sales are made), and on our e-commerce channels, we believe that we are the leading global specialty retailer of health and wellness products within a fragmented industry.

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

•
Diversified business model.  Our omni-channel approach is unlike many other specialty retailers as we derive revenues across a number of distribution channels in multiple geographies, including retail sales from company-owned retail stores (including 147 stores on United States military bases), retail sales from GNC.com, LuckyVitamin.com, and DiscountSupplements.co.uk, royalties, wholesale sales and fees from both domestic and international franchisees, revenue from third-party contract manufacturing, wholesale revenue and fees from our Rite Aid store-within-a-store locations. Our business is further diversified by our broad merchandise assortment, providing our customers with access to the GNC-branded customer experience wherever they desire. Our retail stores generally offer over 1,800 SKUs across multiple product categories.

•
Vertically integrated operations that underpin our business strategy.  To support our company-owned and franchise store bases, we have developed sophisticated manufacturing, warehousing and distribution facilities, including a manufacturing facility in Greenville, South Carolina and distribution facilities in Leetsdale, Pennsylvania, Whitestown, Indiana, Anderson, South Carolina, and Phoenix, Arizona. Our vertically integrated business model allows us to control the production and timing of new product introductions, control costs, maintain high standards of product quality, monitor delivery times, manage inventory levels and enhance profitability.

•
Differentiated service model that fosters an exceptional customer experience. We believe we distinguish ourselves from mass and drug retailers with our well-trained sales associates, who offer educated service and trusted advice. We plan to invest considerable capital and human resources in providing comprehensive associate training. We believe that our expansive retail network, differentiated merchandise offering and high- quality customer service result in a unique shopping experience.

•
Highly-experienced management team.  We underwent significant management realignment during the latter part of 2014, and we continue to grow our highly experienced and talented management team. We believe that our management team has the expert knowledge, drive and experience across the retail industry necessary to successfully execute on our key initiatives, effectively address the challenges that we face and continue to grow our business in an increasingly competitive environment.

Business Overview
The following charts illustrate the percentage of our net revenue generated by our three segments and the percentage of our net United States retail nutritional supplements revenue generated by our product categories for the year ended December 31, 2014:

_______________________________________________________________________________
*    Includes domestic retail and GNC.com, but excludes Lucky Vitamin

In 2014, we did not have a material concentration of sales from any single product or product line.
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

	Year ended December 31,
	2014		2013		2012
	(dollars in millions)
Retail	$1,939.2	74.2%	$1,926.8	73.4%	$1,785.0	73.5%
Franchise	432.8	16.6%	436.9	16.6%	406.3	16.8%
Manufacturing/Wholesale (Third Party)	241.2	9.2%	263.1	10.0%	236.9	9.7%
Total revenue	$2,613.2	100.0%	$2,626.8	100.0%	$2,428.2	100.0%

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
Retail
Our Retail segment generates revenues primarily from sales of products to customers at our company-owned stores in the United States, Canada, Puerto Rico and Ireland and through our websites, GNC.com, LuckyVitamin.com and DiscountSupplements.co.uk.
Locations
As of December 31, 2014, we operated 3,497 company-owned stores across all 50 states and the District of Columbia in the United States, Canada, Puerto Rico and Ireland. Most of our company-owned stores in the United States are between 1,000 and 2,000 square feet and are located primarily in shopping malls and strip shopping centers. Traditional shopping mall and strip shopping center locations generate a large percentage of our total retail sales. With the exception of our downtown stores, virtually all of our company-owned stores follow one of two consistent formats, including one for mall locations and one for strip shopping center locations.
We periodically redesign our store graphics to better identify with our GNC customers and provide product information to allow those customers to make educated decisions regarding product purchases and usage. Our product labeling is consistent within our product lines, and our stores are designed to present a unified approach to packaging with emphasis on added information for the customer. As an ongoing practice, we continue to reset all of our company-owned stores to maintain a more modern and customer-friendly layout, while promoting our GNC Live Well® theme.
Websites
GNC.com has become an increasingly significant part of our business. We may offer products on our website that are not available at our retail locations, enabling us to broaden the assortment of products available to our customers. The ability to purchase our products through the internet also offers a convenient method for repeat customers to evaluate and purchase new and existing products. This additional sales channel has enabled us to market and sell our products in regions where we have limited or no retail operations. Internet purchases are fulfilled and shipped directly from our distribution centers to our consumers using a third-party courier service. In August 2011, we acquired S&G Properties, LLC d/b/a LuckyVitamin.com and What's the Big Deal?, Inc. d/b/a Gary's "World of Wellness" (collectively referred to as "Lucky Vitamin"), an online retailer of health and wellness products. The addition of the Lucky Vitamin platform provides a wide range of nationally branded nutritional supplements with diverse selection of wellness oriented products. In October 2013, we acquired Discount Supplements, a leading multi-brand sports nutrition e-commerce retailer in the United Kingdom. The addition of the DiscountSupplements.co.uk platform expands our reach and growth opportunities in the e-commerce channel while broadening our customer demographics and product offerings online.

Franchise
Our Franchise segment is comprised of our domestic and international franchise operations, and generates revenues primarily through product sales to franchisees, royalties on franchise retail sales and franchise fees.
As of December 31, 2014, there were 3,210 franchise stores, including 1,070 stores operating in the U.S. and 2,140 international franchise stores operating in over 50 international countries (including distribution centers where retail sales are made). Our franchise stores in the United States are typically between 1,000 and 2,000 square feet, and approximately 90% are located in strip shopping centers. The international franchise stores are typically smaller and, depending upon the country and cultural preferences, are located in mall, strip shopping center, street or store-within-a-store locations. In addition, some international franchisees sell on the internet and distribute to other retail outlets in their respective countries. Typically, our international stores have a store format and signage similar to our United States franchise stores. We believe that our franchise program enhances our brand awareness and market presence and will enable us to continue to expand our store base internationally with limited capital expenditures. We believe we have good relationships with our franchisees, as evidenced by our domestic franchisee renewal rate of approximately 96% between 2009 and 2014. Currently we have approximately 500 franchisees operating stores in the United States. We do not rely heavily on any single franchise operator in the United States, where our largest franchisee owns and/or operates 20 store locations.
All of our franchise stores in the United States offer both our proprietary products and third-party products, with a product selection similar to that of our company-owned stores. Our international franchise stores offer a more limited product selection than our franchise stores in the United States, primarily due to regulatory constraints.
Franchises in the United States
Revenues from our franchisees in the United States accounted for approximately 62% of our total franchise revenues for the year ended December 31, 2014. New franchisees in the United States are generally required to pay an initial fee of $40,000 for a franchise license. Existing GNC franchise operators may purchase an additional franchise license for a $30,000 fee. We typically offer limited financing to qualified franchisees in the United States for terms of up to five years. Once a store begins operations, franchisees are required to pay us a continuing royalty of 6% of sales and contribute 3% of sales to a national advertising fund. Our standard franchise agreements for the United States are effective for an initial ten-year period with unlimited five-year renewal options. At the end of the initial term and each of the renewal periods, the renewal fee is generally 33% of the franchisee fee that is then in effect. The franchisee renewal option is generally at our election. Franchisees must meet certain conditions to exercise the franchisee renewal option. Our franchisees in the United States receive limited geographical exclusivity and are required to utilize the standard GNC store format.
Generally, we negotiate lease terms to secure locations at cost-effective rates, most of which we sublease to our franchisees at cost. Franchisees must meet certain minimum standards and duties prescribed by our franchise operations manual, and we conduct periodic field visit reports to ensure our minimum standards are maintained. If a franchisee does not meet specified performance and appearance criteria, we are permitted to terminate the franchise agreement. In these situations, we may take possession of the location, inventory and equipment, and operate the store as a company-owned store or re-franchise the location.
International Franchises
Revenues from our international franchisees accounted for approximately 38% of our total franchise revenues for the year ended December 31, 2014. In 2014, new international franchisees were required to pay an initial fee of approximately $25,000 for a franchise license for each full size store and continuing royalty fees that vary depending on the country. Our international franchise program has enabled us to expand into international markets with limited capital expenditures. We expanded our international presence from 1,307 international franchise locations at the end of 2009 to 2,140 international locations (including distribution centers where retail sales are made) as of December 31, 2014.
We enter into development agreements with international franchisees for either full-size stores or store-within-a-store locations. We enter into distribution agreements for wholesale distribution centers and internet distribution. The development agreement grants the franchisee the right to develop a specific number of stores in a territory, often the entire country. The franchisee then enters into a franchise agreement for each location. The full-size store franchise agreement has an initial ten-year term with two five-year renewal options. At the end of the initial term and renewal periods, the franchisee typically has the option to renew the agreement at 33% of the current initial franchise fee that is then being charged to new franchisees. Franchise agreements for international store-within-a-store locations have an initial term of five years, with two five-year renewal options. At the end of the initial term and each of the renewal periods, the franchisee has the option to renew the agreement for up to a maximum of 50% of the franchise fee that is then in effect. Our international franchisees often receive exclusive franchising rights to the entire country, excluding United States military bases. Our international franchisees must meet minimum standards and duties similar to our United States franchisees.

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
Manufacturing
Our sophisticated manufacturing and warehousing facilities provide finished products to our Retail and Franchise segments and enable us to control the production and distribution of our proprietary products, better control costs, protect product quality, monitor delivery times and maintain appropriate inventory levels. Our combination of in-house development of products, vertically integrated infrastructure and innovation capabilities support our business strategy and enable the rapid development of proprietary products.
We operate two main manufacturing facilities in the United States, which are located in Greenville, South Carolina and Anderson, South Carolina. We utilize our plants primarily for the production of proprietary products. Our manufacturing operations are designed to ensure low-cost production of a variety of products of different quantities, sizes and packaging configurations while maintaining strict levels of quality control. Our manufacturing procedures are designed to promote consistency and quality in our finished goods. We conduct sample testing on raw materials and finished products, including weight, purity and micro bacterial testing. Our manufacturing facilities also service our wholesale operations, including the manufacture and supply of our proprietary and third-party brand products to Rite Aid, Sam's Club, PetSmart and www.drugstore.com. Additionally, we use a portion of our capacity at these facilities to produce products for sale to third-party customers.
The principal raw materials used in the manufacturing process are natural and synthetic vitamins, herbs, minerals and gelatin. We maintain multiple sources for the majority of our raw materials, although certain materials are single-sourced due to the unique nature of the material. In 2014, no single vendor supplied more than 10% of our raw materials.
In 2013, we began to utilize a third-party transportation network that delivers raw materials and components to our manufacturing facilities and also delivers our finished goods and third-party products to our distribution centers in lieu of maintaining our own transportation fleet (herein referred to as the "Transportation Network Transition").
Wholesale
Franchise Store-Within-a-Store Locations.    To increase brand awareness and promote access to customers who may not frequent specialty nutrition stores, we entered into a strategic alliance with Rite Aid in December 1998 to open GNC franchise "store-within-a-store" locations. As of December 31, 2014, we had 2,269 Rite Aid store-within-a-store locations. Through this strategic alliance, we generate revenues from sales to Rite Aid of our products at wholesale prices, the manufacture of Rite Aid private label products, retail sales of certain consigned inventory and license fees. We are Rite Aid's sole supplier for a number of Rite Aid private label supplements. We recently extended our alliance with Rite Aid through 2019 by exercising a five year option in the contract. Rite Aid has committed to open 50 new stores each year from 2015 through 2019.
Products
We offer a wide range of high-quality nutritional supplements sold under our GNC proprietary brand names, including Mega Men®, Ultra Mega®, Total Lean™, Pro Performance® and Pro Performance® AMP, Beyond Raw®, GNC Puredge™, GNC GenetixHD®, Herbal Plus®, and under nationally recognized third-party brand names. We report our sales in four major nutritional supplement categories: vitamins, minerals and herbal supplements ("VMHS"); sports nutrition; diet; and other wellness. In addition, our retail sales offer an extensive mix of brands, including over 1,800 SKUs across multiple categories and products. Through our online channels, GNC.com, LuckyVitamin.com and DiscountSupplements.co.uk, we offer additional SKUs to online customers. This variety is designed to provide our customers with a wide selection of products to fit their specific needs and to generate a high number of transactions with purchases from multiple product categories. Sales of our proprietary brands at our company-owned stores represented over 55% of our net retail product revenues in each of the years ended 2014, 2013, and 2012. We have arrangements with our vendors to provide third-party products on an as-needed basis. We are not dependent on any one vendor for a material portion of our third-party products.
Consumers may purchase a GNC Gold Card in any United States GNC store or at GNC.com for a $15.00 annual fee. During 2013, we expanded our Gold Card Member Pricing model to be nationwide, evolving Gold Card from a fixed 20% discount during the first week of each month to an everyday variable discount Member Pricing model. Gold Card members also receive personalized mailings and e-mails with product news, nutritional information and exclusive offers.

Based on data collected from our point of sales systems in our GNC stores and from GNC.com, the following table compares our company-owned domestic retail product sales by major product category, and the percentages of our company-owned domestic retail product sales for the years shown:

	Year ended December 31,
U.S Retail Product Categories:	2014		2013		2012
	($ in millions)
VMHS	$649.1	37.9%	$663.6	38.6%	$624.6	38.8%
Sports Nutrition Products	759.8	44.3%	764.9	44.5%	686.2	42.6%
Diet Products	193.9	11.3%	198.8	11.6%	192.3	12.0%
Other Wellness Products	110.6	6.5%	92.1	5.3%	105.9	6.6%
Total U.S. Retail revenues	$1,713.4	100.0%	$1,719.4	100.0%	$1,609.0	100.0%
The foregoing table shows revenue reported for the domestic portion of our retail segment and excludes additional revenue, primarily wholesale sales revenue to our military commissary locations, revenue from Lucky Vitamin, whose sales categories are not consistent with our point of sales system, and certain revenue adjustments that are recorded to ensure conformity with generally accepted accounting principles in the United States, including deferral of our Gold Card revenue to match the membership discount period of the card, and a reserve for customer returns. These excluded amounts were, in the aggregate, $67.2 million for 2014 (including $68.5 million related to Lucky Vitamin); $78.4 million for 2013 (including $63.1 million related to Lucky Vitamin); and $64.8 million for 2012 (including $56.7 million related to Lucky Vitamin). These items are recurring in nature, and we expect to record similar adjustments in the future.
VMHS
We sell vitamins and minerals in single vitamin and multi vitamin form and in different potency levels. Our vitamin and mineral products are available in liquid, tablets, soft gelatin, hard-shell capsules and powder forms, and are available in traditional bottle packaging form or in customized daily packet form ("Vitapak®"). Many of our special vitamin and mineral formulations, such as Mega Men®, Ultra Mega® and Triple Strength Fish Oil are available at our locations, select wholesale partner locations, and on GNC.com. In addition to our selection of VMHS products with unique formulations, we also offer the full range of standard "alphabet" vitamins. We sell herbal supplements in various solid dosage and soft gelatin capsules, tea and liquid forms. We have consolidated our traditional herbal offerings under a single umbrella brand, Herbal Plus®. In addition to the Herbal Plus® line, we offer a full line of whole-food-based supplements and herb and natural remedy products.
We also offer a variety of specialty products in our GNC and Preventive Nutrition® product lines. These products emphasize third-party research and literature regarding the positive benefits from certain ingredients and include products designed to provide nutritional support to specific areas of the body, such as joints, the heart and blood vessels and the digestive system. Overall, GNC-branded proprietary products constituted approximately 80% of our VMHS sales in 2014.
Sports Nutrition Products
Sports nutrition products are designed to be taken in conjunction with an exercise and fitness regimen. We typically offer a broad selection of sports nutrition products, such as protein and weight gain powders, sports drinks, sports bars and high potency vitamin formulations, including GNC brands such as Pro Performance®, Pro Performance® AMP and Beyond Raw®, and popular third-party products. Our GNC-branded proprietary products, including Pro Performance® branded products, represented approximately 34% of our sports nutrition product sales in 2014, and are available at our locations, select wholesale partner locations, and on GNC.com. With a broad array of products and our global retail footprint, we believe we are recognized as one of the leading retailers of sports nutrition products.
Diet Products
Our wide variety of diet products consist of various formulas designed to supplement the diet and exercise plans of weight conscious consumers. We typically offer a variety of diet products, including pills, meal replacements, shakes, diet bars, energy tablets and cleansing products. Our retail stores offer our proprietary and third-party brand products suitable for different diet and weight management approaches, including products designed to increase thermogenesis (a change in the body's metabolic rate measured in terms of calories) and metabolism. The diet category is cyclical, with new products generating short-term sales growth before generally declining over time, making sales trends within this category less predictable than in our other product categories. We have reduced our exposure to the diet category with our GNC proprietary line, Total Lean™, which is more focused on meal replacement and represents a more stable line of business. In 2014, company-owned domestic retail sales from diet products accounted for approximately 11% of sales, down significantly from 27% of sales in 2001. Overall, we estimate that GNC-branded proprietary products constituted approximately 51% of our diet product sales in 2014.
Other Wellness Products
Our other wellness products category consists of sales of our Gold Card preferred membership and sales of other non-supplement products, including cosmetics, food items, health management products, books, DVDs and equipment.
Product Development
We believe that the introduction of innovative, high quality, clinically proven, superior performing products is a key driver of our business. Customers widely credit us as being a leader in offering premium health products and rate the availability of a wide variety of products as one of our biggest strengths. We work to identify shifting consumer trends through market research and through interactions with our customers and leading industry vendors to assist in the development, manufacturing and marketing of our new products. Our dedicated innovation team is the primary facilitator of the development of proprietary products by collaborating with vendors to provide raw materials, clinical and product development for proprietary GNC-branded products. Average development time for products is four to seven months, but we may require six to 18 months (or longer) when development involves clinical trials. We also work with our vendors to ensure a steady flow of third-party products for which we have preferred distribution rights. In 2014, we targeted the development of specialty vitamins, diet solutions for the weight conscious, and sports nutrition products. These efforts resulted in the introduction of several new Vitapak® Programs for wellness and performance and the introduction of GNC Puredge™, a new brand consisting of whole-food-based sports nutrition products. In addition, GNC developed condition specific formulations for the GNC Ultra Probiotic Complex line and expanded sports offerings under the Pro Performance® AMP and Beyond Raw® brands. In 2014, we estimate that GNC-branded products generated more than $1.2 billion of retail sales across company-owned retail, domestic franchise locations, GNC.com and Rite Aid store-within-a-store locations.
Product Distribution
Products are delivered to our retail stores through our distribution centers located in Leetsdale, Pennsylvania, Whitestown, Indiana, Anderson, South Carolina, and Phoenix, Arizona. Our distribution centers support our company-owned stores as well as franchise stores and Rite Aid locations. Each of our distribution centers has a quality control department that monitors products received from our vendors to ensure they meet our quality standards. Lucky Vitamin is supported by a separate distribution center in Leetsdale, Pennsylvania that began operating in December 2011. In 2013, GNC transitioned from the use of a company-owned fleet to a third-party product transportation network. In conjunction with the acquisition of Discount Supplements in October 2013, we lease an approximately 24,000 square foot facility in Braintree, Essex, U.K where Discount Supplements maintains its corporate headquarters and fulfills the distribution of its products.
Research and Development
We have an internal research and development group that performs scientific research on potential new products and enhancements to existing products, in part to assist our product development team in creating new products, and in part to support claims that may be made as to the purpose and function of the product.
Employees
As of December 31, 2014, we had approximately 6,200 full-time and 10,300 part-time employees, of whom approximately 14,500 were employed in our Retail segment, approximately 50 were employed in our Franchise segment, approximately 1,400 were employed in our Manufacturing/Wholesale segment, and approximately 550 were employed in corporate support functions. None of our employees belongs to a union or is a party to any collective bargaining or similar agreement. We consider our relationship with our employees to be good.
Competition
The United States nutritional supplements retail industry is a large, highly fragmented and growing industry, with no single industry participant accounting for a majority of total industry retail sales. Competition is based on price, quality and assortment of products, customer service, convenience of store locations and websites, marketing support and availability of new products. In addition, the market is highly sensitive to the introduction of new products.
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
Trademarks and Other Intellectual Property
We believe trademark protection is particularly important to the maintenance of the recognized brand names under which we market our products. We own or have rights to material trademarks or trade names that we use in conjunction with the sale of our products, including the GNC brand name. We also rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position. We protect our intellectual property rights through a variety of methods, including trademark, patent and trade secret laws, as well as confidentiality agreements and proprietary information agreements with vendors, employees, consultants and others who have access to our proprietary information. Protection of our intellectual property often affords us the opportunity to enhance our position in the marketplace by precluding our competitors from using or otherwise exploiting our technology and brands. We are also a party to several intellectual property license agreements relating to certain of our products. The duration of our trademark registrations is generally 10, 15 or 20 years, depending on the country in which the marks are registered, and we can renew the registrations. The scope and duration of our intellectual property protection varies throughout the world by jurisdiction and by individual product.
Insurance and Risk Management
We purchase insurance to cover standard risks in the nutritional supplements industry, including policies to cover general and product liability, workers' compensation, auto liability, network security and privacy liability and other casualty and property risks. Our insurance rates are dependent upon our safety record and trends in the insurance industry. We also maintain workers' compensation insurance and auto insurance policies that are retrospective in that the cost per year will vary depending on the frequency and severity of claims in the policy year.
We face an inherent risk of exposure to product liability claims in the event that, among other things, the use of products sold by us results in injury. We carry product liability insurance coverage typical of our industry and product lines. Our coverage involves self-insured retentions with primary and excess liability coverage above the retention amount. We have the ability to refer claims to most of our vendors and their insurers to pay the costs associated with any claims arising from such vendors' products. In most cases, our insurance covers such claims that are not adequately covered by a vendor's insurance and provides for excess secondary coverage above the limits provided by our product vendors.
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
The FDA or other agencies could take actions against products or product ingredients that in its determination present an unreasonable health risk to consumers that would make it illegal for us to sell such products. In addition, the FDA could issue consumer warnings with respect to the products or ingredients in such products that are sold in our stores. Such actions or warnings could be based on information received through FDC Act-mandated reporting of serious adverse events. For example, the FDC Act requires that reports of serious adverse events be submitted to the FDA, and based in part on such reports, in May 2009, the FDA warned consumers to stop using Hydroxycut diet products, which are produced by Iovate Health Sciences, Inc. ("Iovate") and were sold in our stores. Iovate issued a voluntary recall, with which we fully complied. Sales of the recalled Hydroxycut products amounted to approximately $57.8 million, or 4.7% of our retail sales in 2008, and $18.8 million, or 4.2% of our retail sales in the first four months of 2009. Through December 31, 2014, we estimate that we had refunded approximately $3.5 million to our retail customers and approximately $1.6 million to our wholesale customers for Hydroxycut product returns.
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
The FTC exercises jurisdiction over the advertising of dietary supplements and over-the-counter drugs and has instituted numerous enforcement actions against dietary supplement companies for failure to have adequate substantiation for claims made in advertising or for the use of false or misleading advertising claims. We continue to be subject to a consent order issued by the FTC. In 1984, the FTC instituted an investigation of General Nutrition, Incorporated ("GNI"), one of our then existing subsidiaries, alleging deceptive acts and practices in connection with the advertising and marketing of certain of its products. GNI accepted a proposed consent order, under which it agreed to refrain from, among other things, making certain claims with respect to certain of its products unless the claims are based on and substantiated by competent and reliable scientific evidence. We also entered into a consent order in 1970 with the FTC, which generally addressed "iron deficiency anemia" type products. As a result of routine monitoring by the FTC, disputes arose concerning our compliance with these orders and with regard to advertising for certain hair care products. While we believe that GNI, at all times, operated in material compliance with the orders, it entered into a settlement in 1994 with the FTC to avoid protracted litigation. As a part of this settlement, GNI entered into a consent decree and paid, without admitting liability, a civil penalty in the amount of $2.4 million and agreed to adhere to the terms of the 1970 and 1989 consent orders and to abide by the provisions of the settlement document concerning hair care products.
The FTC continues to monitor our advertising and, from time to time, requests substantiation with respect to such advertising to assess compliance with the outstanding consent decree and with the Federal Trade Commission Act. Our policy is to use advertising that complies with the consent decree and applicable regulations. Nevertheless, there can be no assurance that inadvertent failures to comply with the consent decree and applicable regulations will not occur.
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
New Legislation or Regulation
Legislation may be introduced which, if passed, would impose substantial new regulatory requirements on dietary supplements. For example, although not yet reintroduced in this session of Congress, bills have been repeatedly proposed in past sessions of Congress which would subject the dietary ingredient dehydroepiandrosterone ("DHEA") to the requirements of the Controlled Substances Act, which would prevent the sale of products containing DHEA. In March 2009, the General Accounting Office (the "GAO") issued a report that made four recommendations to enhance the FDA's oversight of dietary supplements. The

GAO recommended that the Secretary of the Department of Health and Human Services direct the Commissioner of the FDA to: (1) request authority to require dietary supplement companies to identify themselves as a dietary supplement company and update this information annually, provide a list of all dietary supplement products they sell and a copy of the labels and update this information annually, and report all adverse events related to dietary supplements, not just serious adverse events; (2) issue guidance to clarify when an ingredient is considered a new dietary ingredient, the evidence needed to document the safety of new dietary ingredients, and appropriate methods for establishing ingredient identity; (3) provide guidance to the industry to clarify when products should be marketed as either dietary supplements or conventional foods formulated with added dietary ingredients; and (4) coordinate with stakeholder groups involved in consumer outreach to identify additional mechanisms for educating consumers about the safety, efficacy, and labeling of dietary supplements, implement these mechanisms, and assess their effectiveness. These recommendations could lead to increased regulation by the FDA or future legislation concerning dietary supplements.
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
The United States nutritional supplements retail industry is large and highly fragmented. Participants include specialty retailers, supermarkets, drugstores, mass merchants, multi-level marketing organizations, on-line merchants, mail-order companies and a variety of other smaller participants. We believe that the market is also highly sensitive to the introduction of new products, which may rapidly capture a significant share of the market. In the United States, we compete for sales with heavily advertised national brands manufactured by large pharmaceutical and food companies, as well as other retailers. In addition, as some products become more mainstream, we experience increased price competition for those products as more participants enter the market. Our international competitors include large international pharmacy chains, major international supermarket chains and other large U.S.-based companies with international operations. Our wholesale and manufacturing operations compete with other wholesalers and manufacturers of third-party nutritional supplements. We may not be able to compete effectively and our attempts to do so may require us to reduce our prices, which may result in lower margins. Failure to effectively compete could adversely affect our market share, revenues and growth prospects.
Unfavorable publicity or consumer perception of our products, the ingredients they contain and any similar products distributed by other companies could cause fluctuations in our operating results and could have a material adverse effect on our reputation, the demand for our products and our ability to generate revenues and the market price of our common stock.
We are highly dependent upon consumer perception of the safety and quality of our products and the ingredients they contain, as well as that of similar products distributed by other companies. Consumer perception of products and the ingredients they contain can be significantly influenced by scientific research or findings, national media attention and other publicity about product use. A product may be received favorably, resulting in high sales associated with that product that may not be sustainable as consumer preferences change. Future scientific research or publicity could be unfavorable to our industry or any of our particular products or the ingredients they contain and may not be consistent with earlier favorable research or publicity. A future research report or publicity that is perceived by our consumers as less favorable or that questions earlier research or publicity could have a material adverse effect on our ability to generate revenues. As such, period-to-period comparisons of our results should not be relied upon as a measure of our future performance. Adverse publicity in the form of published scientific research or otherwise, whether or not accurate, that associates consumption of our products or the ingredients they contain or any other similar products distributed by other companies with illness or other adverse effects, that questions the benefits of our or similar products, or that claims that such products are ineffective could have a material adverse effect on our reputation, the demand for our products, our ability to generate revenues and the market price of our common stock.

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
As of December 31, 2014, our total consolidated long-term debt (including current portion) was $1,342.4 million, and we had an additional $128.9 million available under our $130.0 million revolving credit facility (the "Revolving Credit Facility") after giving effect to $1.1 million utilized to secure letters of credit. Our term loan facility (the "Term Loan Facility" and, together with the Revolving Credit Facility, our "Senior Credit Facility") requires amortization payments in a principal amount equal to $1.1 million quarterly.
All of the debt under our Senior Credit Facility bears interest at variable rates. Our unhedged debt is subject to additional interest expense if these rates increase significantly, which could also reduce our ability to borrow additional funds.
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
We may be able to incur additional debt in the future, including collateralized debt. Although the Senior Credit Facility contains restrictions on the incurrence of additional debt, these restrictions are subject to a number of qualifications and exceptions. If we add to our current level of debt, the risks described above would be greater.
Our ability to continue to access credit on the terms previously obtained for the funding of our operations and capital projects may be limited due to changes in credit markets.
In the past, the credit markets and the financial services industry have experienced disruption characterized by the bankruptcy, failure, collapse or sale of various financial institutions, increased volatility in securities prices, diminished liquidity and credit availability and intervention from the United States and other governments. Continued concerns about the systemic impact of potential long-term or widespread downturn, energy costs, geopolitical issues, the availability and cost of credit, the global commercial and residential real estate markets and related mortgage markets and reduced consumer confidence have contributed to increased market volatility. The cost and availability of credit has been and may continue to be adversely affected by these conditions. We cannot be certain that funding for our capital needs will be available from our existing financial institutions and the credit markets if needed, and if available, to the extent required and on acceptable terms. The Revolving Credit Facility matures in March 2017. If we cannot renew or refinance this facility upon its maturity or, more generally, obtain funding when needed, in each case on acceptable terms, we may be unable to continue our current rate of growth and store expansion, which may have an adverse effect on our revenues and results of operations.
We require a significant amount of cash to service our debt. Our ability to generate cash depends on many factors, some of which are beyond our control, and, as a result, we may not be able to make payments on our debt obligations.
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
The agreements governing our existing indebtedness contain, and the agreements governing our future indebtedness will likely contain, customary restrictions on us or our subsidiaries, including covenants that restrict us or our subsidiaries, as the case may be, from:

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
Our use of derivative instruments for hedging purposes may result in financial losses.
Beginning in 2015, we may from time to time utilize derivative instruments to manage our exposure to fluctuations in fuel and certain other commodity prices, interest rates and foreign currency exchange rates. We could recognize losses on these contracts as a result of volatility in the market values of the underlying commodities or to the extent that a counterparty fails to perform. In the absence of actively-quoted market prices and pricing information from external sources, the valuation of these instruments involves management’s judgment or use of estimates. Furthermore, changes in the value of derivatives designated under hedge accounting to the extent not fully offset by changes in the value of the hedged transaction can result in ineffectiveness losses that may have an adverse effect on our results of operations.

We depend on the services of key executives and any failure to attract or retain key executives or other skilled professionals could affect our business strategy and adversely impact our performance and results of operations.
Our senior executives are instrumental in setting our strategic direction, operating our business, identifying, recruiting and training key personnel, identifying opportunities and arranging necessary financing. Losing the services of any of these individuals could adversely affect our business. Furthermore, to the extent that we must replace one or more executives or hire additional senior executives or other professionals to support our growing business, we may be unable to identify candidates of sufficient experience and capabilities in a timely fashion, which could negatively impact our business and operations.
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
Additional or more stringent laws and regulations of dietary supplements and other products have been considered from time to time. These developments could require reformulation of some products to meet new standards, recalls or discontinuance of some products not able to be reformulated, additional record-keeping requirements, increased documentation of the properties of some products, additional or different labeling, additional scientific substantiation, or other new requirements. Any of these developments could increase our costs significantly. In addition, regulators' evolving interpretation of existing laws could have similar effects.
Our failure to comply with FTC regulations and the consent decree imposed on us by the FTC could result in substantial monetary penalties and could adversely affect our operating results.
The FTC exercises jurisdiction over the advertising of dietary supplements and has instituted numerous enforcement actions against dietary supplement companies, including us, for failure to have adequate substantiation for claims made in advertising or for the use of false or misleading advertising claims. As a result of these enforcement actions, we are currently subject to a consent decree that limits our ability to make certain claims with respect to our products and that, together with two other consent decrees that are no longer in force, required us in the past to pay civil penalties and other amounts in the aggregate amount of $3.0 million. See Item 1, "Business—Government Regulation—Product Regulation" for more information. Failure by us or our franchisees to comply with the consent decree and applicable regulations could result in substantial monetary penalties, which could have a material adverse effect on our financial condition or results of operations.

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
We may be subject to product recalls, withdrawals or seizures if any of the products we formulate, manufacture or sell are believed to cause injury or illness or if we are alleged to have violated governmental regulations in the manufacturing, labeling, promotion, sale or distribution of such products. For example, in May 2009, the FDA warned consumers to stop using Hydroxycut diet products, which are produced by Iovate and were sold in our stores. Iovate issued a voluntary recall, with which we fully complied. Sales of the recalled Hydroxycut products amounted to approximately $57.8 million, or 4.7% of our retail sales in 2008, and $18.8 million, or 4.2% of our retail sales in the first four months of 2009. We provided refunds or gift cards to consumers who returned these products to our stores. In the second quarter of 2009, we experienced a reduction in sales and margin due to this recall as a result of accepting returns of products from customers and a loss of sales as a replacement product was not available. Through December 31, 2014, we estimate that we have refunded approximately $3.5 million to our retail customers and approximately $1.6 million to our wholesale customers for Hydroxycut product returns. Any additional recall, withdrawal or seizure of any of the products we formulate, manufacture or sell would require significant management attention, could result in substantial and unexpected expenditures and could materially and adversely affect our business, financial condition or results of operations. Furthermore, a recall, withdrawal or seizure of any of our products could materially and adversely affect consumer confidence in our brands and decrease demand for our products and the market price of our common stock.
As is common in our industry, we rely on our third-party vendors to ensure that the products they manufacture and sell to us comply with all applicable regulatory and legislative requirements as well as the integrity of ingredients and proper formulation. In general, we seek representations and warranties, indemnification and/or insurance from our vendors. However, even with adequate insurance and indemnification, any claims of non-compliance could significantly damage our reputation and consumer confidence in our products, and could materially and adversely affect the market price of our common stock. In addition, the failure of such products to comply with the representations and warranties regarding such products that we receive from our third-party vendors, including compliance with applicable regulatory and legislative requirements, could prevent us from marketing the products or require us to recall or remove such products from the market, which in certain cases could materially and adversely affect our business, financial condition and results of operation. In the past, due to frequently changing consumer preferences in the dietary supplement space, we have offset losses related to recalls and removals with reformulated or alternative products; however, there can be no assurance that we would be able to offset all or any portion of losses related to any future removal or recall. As a result of the indeterminable level of product substitution and reformulated product sales, we cannot reliably determine the potential impact of any such recall or removal on our business, financial condition or results of operation.
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
We have procured insurance independently for the following areas: (1) general liability; (2) product liability; (3) directors and officers liability; (4) network security and privacy liability; (5) property losses; (6) workers' compensation; and (7) various other areas. In addition, although we believe that we will continue to be able to obtain insurance in these areas in the future, because of increased selectivity by insurance providers, we may only be able to obtain such insurance at increased rates and/or with reduced coverage levels. Furthermore, we are self-insured for other areas, including: (1) medical benefits; (2) physical damage to our vehicles for field personnel use; and (3) physical damages that may occur at company-owned stores. We are not insured for some property and casualty risks due to the frequency and severity of a loss, the cost of insurance and the overall risk analysis. In addition, we carry product liability insurance coverage that requires us to pay deductibles/retentions with primary and excess liability coverage above the retention amount. Because of our deductibles and self-insured retention amounts, we have significant exposure to fluctuations in the number and severity of claims. We currently maintain product liability insurance with a retention of $4.0 million per claim with an aggregate cap on retained loss of $10.0 million. We could raise our deductibles/retentions, which would increase our already significant exposure to expense from claims. If any claim exceeds our coverage, we would bear the excess expense, in addition to our other self-insured amounts. If the frequency or severity of claims or our expenses increase, our operating income and profitability could be materially and adversely affected.
Because we rely on our manufacturing operations to produce a significant amount of the products we sell, disruptions in our manufacturing system or losses of manufacturing certifications could adversely affect our sales and customer relationships.
Our manufacturing operations produced approximately 30% and 31% of the products we sold for the years ended December 31, 2014 and 2013, respectively. Other than powders and liquids, nearly all of our proprietary products are produced in our manufacturing facility located in Greenville, South Carolina. In 2014, no single vendor supplied more than 10% of our raw materials. However, in the event any of our third-party suppliers or vendors becomes unable or unwilling to continue to provide raw materials in the required volumes and quality levels or in a timely manner, we would be required to identify and obtain acceptable replacement supply sources. If we are unable to identify and obtain alternative supply sources in a timely manner or at all, our business could be adversely affected. Any significant disruption in our operations at our Greenville, South Carolina facility for any reason, including regulatory requirements, an FDA determination that the facility is not in compliance with the cGMP regulations, the loss of certifications, power interruptions, fires, hurricanes, war or other force of nature, could disrupt our supply of products, adversely affecting our sales and customer relationships.
An increase in the price and shortage of supply of key raw materials could adversely affect our business.
Our products are composed of certain key raw materials. If the prices of these raw materials were to increase significantly, the prices our contract manufacturers and third-party manufacturers charge us for our GNC-branded products and third-party products could increase significantly and we may not be able to pass on such increases to our customers. A significant increase in the price of raw materials that cannot be passed on to customers could have a material adverse effect on our results of operations and financial condition. In addition, if we no longer are able to obtain products from one or more of our suppliers on terms reasonable to us or at all, our revenues could suffer. Events such as the threat of political or social unrest, or the perceived threat thereof, may also have a significant impact on raw material prices and transportation costs for our products. In addition, the interruption in supply of certain key raw materials essential to the manufacturing of our products may have an adverse impact on our suppliers' ability to provide us with the necessary products needed to maintain our customer relationships and an adequate level of sales.
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
We have invested significant resources to promote our GNC brand name in order to obtain the public recognition that we have today. Because of the differences in foreign trademark laws concerning proprietary rights, our trademarks may not receive the same degree of protection in foreign countries as they do in the United States. Also, we may not always be able to successfully enforce our trademarks against competitors or against challenges by others. For example, we are currently engaged in trademark disputes in foreign jurisdictions over "GNC", "LIVE WELL" and other similar trademarks and trademark applications. Our failure to successfully protect our trademarks could diminish the value and effectiveness of our past and future marketing efforts and could cause customer confusion. This could in turn adversely affect our revenues, profitability and the market price of our common stock.
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
As of December 31, 2014 and 2013, approximately 36% and 35%, respectively, of our retail locations were operated by franchisees. Our franchise operations generated approximately 17% of our revenues for each of the years ended December 31, 2014 and 2013. Our revenues from franchise stores depend on the franchisees' ability to operate their stores profitably and adhere to our franchise standards. During the year ended December 31, 2014, 95 domestic franchise stores were opened and 37 were closed. The closing of franchise stores or the failure of franchisees to comply with our policies could adversely affect our reputation and could reduce the amount of our franchise revenues. These factors could have a material adverse effect on our revenues and operating income.
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
As of December 31, 2014, we had 188 company-owned Canadian stores, 10 company-owned The Health Store stores located in Ireland and 2,140 international franchise stores in over 50 international countries (including distribution centers where retail sales are made), as well as e-commerce sales from Discount Supplements, which is located in the United Kingdom. We derived 12.4% and 12.0% of our revenues for the years ended December 31, 2014 and 2013, respectively, from our international operations. As part of our business strategy, we intend to expand our international franchise presence. Our international operations are subject to a number of risks inherent to operating in foreign countries, and any expansion of our international operations will increase the effects of these risks. These risks include, among others:

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
If the opportunity arises, we may expand our operations into new and high-growth international markets. However, there is no assurance that we will expand our operations in such markets in our desired time frame. To expand our operations into new international markets, we may enter into business combination transactions, make acquisitions or enter into strategic partnerships, joint ventures or alliances, any of which may be material. We may enter into these transactions to acquire other businesses or products to expand our products or take advantage of new developments and potential changes in the industry. Our lack of experience operating in new international markets and our lack of familiarity with local economic, political and regulatory systems could prevent us from achieving the results that we expect on our anticipated time frame or at all. If we are unsuccessful in expanding into new or high-growth international markets, it could adversely affect our operating results and financial condition.
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
We rely on various information technology systems to manage our operations. Over the last several years, we have implemented, and we continue to implement, modifications and upgrades to such systems, including changes to legacy systems, replacing legacy systems with successor systems with new functionality, and acquiring new systems with new functionality. These types of activities subject us to inherent costs and risks associated with replacing and changing these systems, including impairment of our ability to fulfill customer orders, potential disruption of our internal control structure, substantial capital expenditures, additional administration and operating expenses, retention of sufficiently skilled personnel to implement and operate the new systems, demands on management time and other risks and costs of delays or difficulties in transitioning to or integrating new systems into our current systems. These implementations, modifications and upgrades may not result in productivity improvements at a level that outweighs the costs of implementation, or at all. In addition, the difficulties with implementing new technology systems may cause disruptions in our business operations and have a material adverse effect on our business, financial condition or results of operations.
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
Item 1B.    UNRESOLVED STAFF COMMENTS.
None.

Item 2.    PROPERTIES.
As of December 31, 2014, there were 8,976 GNC store locations globally (including distribution centers where retail sales are made). In our Retail segment, all but one of our company-owned stores are located on leased premises that typically range in size from 1,000 to 2,000 square feet. In our Franchise segment, primarily all of our franchise stores in the United States are located on premises we lease and then sublease to our respective franchisees. All of our franchise stores in the international markets are owned or leased directly by our franchisees. No single store is material to our operations.
As of December 31, 2014, our company-owned and franchise stores in the United States, Canada, Puerto Rico and Ireland (excluding store-within-a-store locations) and our other international franchise stores consisted of:

Location	Company-Owned Retail	Domestic Franchise	International Franchise*
Alabama	35	15	Aruba	1
Alaska	14	3	Australia	27
Arizona	71	5	Bahamas	3
Arkansas	25	3	Bahrain	4
California	288	139	Bangladesh	1
Colorado	74	10	Bolivia	22
Connecticut	44	5	Brazil	19
Delaware	17	3	Brunei	3
District of Columbia	7	1	Bulgaria	5
Florida	279	111	Cayman Islands	2
Georgia	113	42	Chile	185
Hawaii	27	—	China	4
Idaho	10	3	Colombia	5
Illinois	115	63	Costa Rica	36
Indiana	67	23	Cyprus	4
Iowa	29	4	El Salvador	11
Kansas	32	7	Finland	1
Kentucky	41	8	Guam	2
Louisiana	46	15	Guatemala	49
Maine	11	—	Honduras	9
Maryland	63	24	Hong Kong	77
Massachusetts	73	6	India	92
Michigan	86	38	Indonesia	52
Minnesota	67	17	Kuwait	2
Mississippi	23	17	Latvia	1
Missouri	62	14	Lebanon	10
Montana	7	4	Lithuania	1
Nebraska	13	10	Malaysia	91
Nevada	27	13	Mexico	668
New Hampshire	18	6	Mongolia	8
New Jersey	97	48	Nigeria	7
New Mexico	22	2	Oman	3
New York	211	53	Pakistan	7
North Carolina	123	24	Panama	19
North Dakota	10	—	Paraguay	1
Ohio	125	42	Peru	99
Oklahoma	28	14	Philippines	41
Oregon	40	5	Qatar	7
Pennsylvania	173	36	Romania	4
Rhode Island	14	—	Saudi Arabia	57
South Carolina	40	26	Singapore	67
South Dakota	8	2	South Africa	5
Tennessee	50	27	South Korea	174
Texas	220	129	Spain	15
Utah	37	6	Taiwan	51
Vermont	5	—	Thailand	36
Virginia	102	25	Trinidad	6
Washington	64	16	Turkey	91
West Virginia	23	3	Turks & Caicos	2
Wisconsin	72	3	UAE	13
Wyoming	9	—	Ukraine	1
Puerto Rico	35	—	Venezuela	28
Military bases in other U.S. territories	7	—	Vietnam	11
Canada	188	—
Ireland	10	—
Total	3,497	1,070	Total	2,140
* Includes distribution centers where retail sales are made and retail stores in China.

In our Manufacturing/Wholesale segment, there are 2,269 GNC franchise "store-within-a-store" locations under our strategic alliance with Rite Aid. Also, in our Manufacturing/Wholesale segment, we lease facilities for manufacturing, packaging, warehousing and distribution operations. We manufacture a majority of our proprietary products at an approximately 300,000 square foot facility in Greenville, South Carolina. We also lease an approximately 630,000 square foot complex located in Anderson, South Carolina, for packaging, materials receipt, lab testing, warehousing and distribution. Both the Greenville and Anderson facilities are leased on a long-term basis pursuant to "fee-in-lieu-of-taxes" arrangements with the counties in which the facilities are located, but we retain the right to purchase each of the facilities at any time during the lease for $1.00, subject to a loss of tax benefits. We lease an approximately 217,000 square foot distribution center in Leetsdale, Pennsylvania and a 112,000 square foot distribution center in Phoenix, Arizona. We lease an approximately 350,000 square foot distribution center near Indianapolis, Indiana, which began operations in October 2014. We also lease space at a distribution center in Canada.
We lease an approximately 60,000 square foot distribution center near our current distribution center in Leetsdale, Pennsylvania where the distribution of Lucky Vitamin products is fulfilled.
In conjunction with the acquisition of Discount Supplements, we lease an approximately 24,000 square foot facility in Braintree, Essex, U.K where Discount Supplements maintains its corporate headquarters and fulfills the distribution of its products. During 2013, an additional 7,800 square feet were added to provide capacity for inventory.
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
In all, GNC was named in a total of 93 lawsuits related to Hydroxycut, including 87 individual, largely personal injury claims and six putative class action cases. All of the personal injury cases were resolved through a global settlement agreement and the allocation of settlement funds by a special master. Settlement payments were made exclusively by Iovate, and dismissals of the personal injury actions were entered on November 18, 2014. The parties in the consolidated class actions reached a settlement, which was approved by the Court on October 15, 2014 and which did not require the Company to make any payments.
DMAA/Aegeline Claims.    Prior to December 2013, we sold products manufactured by third parties that contained derivatives from geranium known as 1.3-dimethylpentylamine/ dimethylamylamine/ 13-dimethylamylamine, or "DMAA," which were recalled from our stores in November 2013, and/or Aegeline, a compound extracted from bael trees. As of December 31, 2014 we were named in the following 27 lawsuits involving products containing DMAA, including 25 personal injury cases and two putative class action cases:
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

•	Justin Carolyne, et al. v. USP Labs, GNC Corporation, et al. Superior Court of California, County of Los Angeles (Case No. BC508212), filed May 22, 2013

•	Everine Van Huoten vs. USP Labs, LLC and GNC Holdings, United States District Court for the District of Hawaii (Case No. 13 CV 00635 LEK KSC), filed November 19, 2013

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

•	Nicholas Akau v. USP Labs, GNC Corporation, et al., United States District Court for the District of Hawaii (Case No. CV 14-00029), filed January 23, 2014

•	Malissa Igafo v. USP Labs, GNC Corporation, et al., United States District Court for the District of Hawaii (Case No. CV 14-00030), filed January 23, 2013

•	Calvin Ishihara v. USP Labs, GNC Corporation, et al., United States District Court for the District of Hawaii (Case No. CV 14-00031), filed January 23, 2014

•	Gaye Anne Mattson v. USP Labs, GNC Corporation, et al., United States District for the District of Hawaii (Case No. CV 14-00032), filed January 23, 2014

•	Jamie Franco v. USP Labs, GNC Corporation, et al., United States District Court for the Central District of California (Case No. CV-14-00592), filed January 24, 2014

•	Roel Vista v. USP Labs, GNC Corporation, et al. United States District Court for the Northern District of California (Case No. CV-14-0037), filed January 24, 2014

•	Michelle Cayton v. GNC Holdings, Inc., et al., USP Labs, LLC, Superior Court of California, County of Los Angeles (Case No. BC555230) filed August 19, 2014

•	Dominic Little v. GNC Corporation, USP Labs, LLC, Superior Court of California, County of Los Angeles (Case No. BC534065), filed January 23, 2014

•	Thomas Park v. GNC Holdings, Inc., USP Labs, LLC, Superior Court of California, County of San Diego (Case No. 37-2014-110924), filed September 8, 2014

•
Nicholas Olson, Adrian Chavez, Rebecca Fullerton, Robert Gunter, Davina Maes and Edwin Palm v. GNC Corporation, USP Labs, LLC, Superior Court of California, County of Orange (Case No. 2014-00740258) filed August 18, 2014

•	Susan Straub and the Estate of Shane Staub v. General Nutrition Centers, Inc., USP Labs, LLC, Common Pleas Court of Philadelphia County, Pennsylvania (Case No. 140502403), filed May 20, 2014

•	Karina Lujon v. General Nutrition Centers, Inc., USP Labs LLC, District Court of Dallas County, 298th Judicial District (Case No. DC-13-05677-M), filed March 25, 2014

•	Janice Favella, Christiano Mariano, Chanelle Valdez v. GNC Corporation and USP Labs LLC, United States District Court for the District of Hawaii (Case No. 14-cv-00363) filed October 24, 2014

•	Nichole Davidson v. GNC Corporation and USP Labs LLC, United States District Court for the District of Hawaii (Case No. 14-cv-00364) filed October 24, 2014

•
Christine Mosca, Gina Pia, Kimberlynn Tom, Faituitasi Tuioti, Irineo Rabang, Tihane Laupola v. GNC Corporation and USP Labs LLC, United States District Court for the District of Hawaii (Case No. 14-cv-00366) filed October 24, 2014

•	Keahi Paveo v. GNC Corporation, USP Labs, LLC, United States District Court for the District of Hawaii (Case No. 14-cv-00367) filed October 24, 2014

•	Phetsamone Senevoravong v. GNC Holdings, Inc., USP Labs, United States District Court for the Northern District of Ohio (Case No. 14-cv-02419) filed October 31, 2014

•	John McCutchen v. GNC Corporation, USP Labs, Superior Court of California, County of Los Angeles (Case No. BC559542), filed October 6, 2014
Putative Class Action Claims:

•	Michael Campos, Jennifer Southwick, and others v. USPLabs, LLC and GNC Corp., United States District Court for the Southern District of California (Case No. 13CV2891 DMS BLM), filed December 5, 2013

•	Richard Carlson, Brianne Nicole Payne v. USPLabs, LLC and GNC Corp., United States District Court for the Northern District of Florida (Case No. 4:13-cv-00627-RH-CAS), filed November 13, 2013
The Company previously was named in a third putative class action case in the United States District Court for the Disctrict of New Jersey, which was dismissed with prejudice in December 2014. The two remaining class action claims were consolidated and, in October 2014, the United States District Court for the Northern District of Florida preliminarily a settlement agreement among the parties. A final hearing with regard to the proposed settlement, which does not require any payment by the Company, currently is scheduled for February 26, 2015.
The proceedings associated with the majority of the individual personal injury cases in which the Company has been named, and which generally seek indeterminate money damages, are in the early stages, and any liabilities that may arise from these matters are not probable or reasonably estimable at this time. We are contractually entitled to indemnification by our third-party vendor with regard to these matters, although our ability to obtain full recovery in respect of any such claims against us is dependent upon the creditworthiness of our vendor and/or its insurance coverage and the absence of any significant defenses available to its insurer.
California Wage and Break Claim.    In November 2008, 98 plaintiffs filed individual claims against the Company in the Superior Court of the State of California for the County of Orange, alleging that they were not provided all of the rest and meal periods to which they were entitled under California law, and that the Company failed to pay them split shift and overtime compensation to which they were entitled under California law. The plaintiffs also allege derivative claims for inaccurate wage statements, failure to pay wages due at termination, and penalty claims under the California Labor Code. The cases were removed to the U.S. District Court for the Central District of California, and in June 2013, a trial was conducted that resulted in a verdict in favor of the Company with respect to the claims of seven of the plaintiffs. Subsequently, a number of other plaintiffs were dismissed from the action pursuant to stipulation and/or Court order. The remaining plaintiffs entered into a settlement agreement with the Company in December 2014, and on December 8, 2014, the Court entered a final order dismissing the action with prejudice.
In July 2011, Charles Brewer, on behalf of himself and all others similarly situated, sued General Nutrition Corporation in federal court, alleging state and federal wage and hour claims (U.S. District Court, Northern District of California, Case No. 11CV3587). In October 2011, Mr. Brewer filed an amended complaint alleging, among other matters, meal, rest break and overtime violations on behalf of sales associates and store managers. In January 2013, the Court conditionally certified a Fair Labor Standards

Act ("FLSA") class with respect to one of Plaintiff’s claims. On November 12, 2014, the Court granted in part and denied in part the plaintiff's motion to certify a California class and granted the Company's motion for decertification of the FLSA class. As any liabilities that may arise from these matters are not probable or reasonably estimable at this time, no liability has been accrued in the accompanying financial statements.
In February 2012, former Senior Store Manager, Elizabeth Naranjo, individually and on behalf of all others similarly situated sued General Nutrition Corporation in the Superior Court of the State of California for the County of Alameda (Case No. RG 12619626), alleging, among other matters, meal, rest break, and overtime violations. On October 22, 2014, the Court granted the plaintiff's motion to certify a class of approximately 900 current and former managers. As any liabilities that may arise from these matters are not probable or reasonably estimable at this time, no liability has been accrued in the accompanying financial statements.
FLSA Matters. On June 29, 2010, Dominic Vargas and Anne Hickok, on behalf of themselves and all others similarly situated, sued General Nutrition Corporation and the Company in federal court (U.S. District Court, Western District of Pennsylvania, Case No. 2:05-mc-02025). The two-count complaint alleged, generally, that plaintiffs were required to perform work on an uncompensated basis and that the Company failed to pay overtime for such work. The parties to the case reached a tentative settlement on December 3, 2014. The settlement remains subject to Court approval.
Jason Olive v. General Nutrition Corp. In April 2012, Jason Olive filed a complaint in the Superior Court of California, County of Los Angeles (Case No. BC482686), for misappropriation of likeness in which he alleges that the Company continued to use his image in stores after the expiration of the license to do so in violation of common law and California statutes. Mr. Olive is seeking compensatory, punitive and statutory damages and attorneys’ fees and costs. The trial in this matter previously scheduled for December 2014 was postponed and no new trial date has been set. As of December 31, 2014, an immaterial liability has been accrued in the accompanying financial statements.
Item 4.     MINE SAFETY DISCLOSURES
This Item 4 is not applicable.

PART II
Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF SECURITIES.
Market Information
Since March 31, 2011, our common stock has been traded on the NYSE under the symbol "GNC." As of February 6, 2015, there were 87,864,420 shares of common stock outstanding, the closing price of our common stock was $43.31 per share, and we had approximately 59 stockholders of record (including 50 holders of restricted stock).
The following table presents the high and low sales prices and dividend declared by quarter for the common stock, as reported by the NYSE:

2014 quarter ended	High	Low	Dividend per Share
March 31	$58.55	$42.54	$0.16
June 30	$47.35	$33.70	$0.16
September 30	$42.01	$30.84	$0.16
December 31	$47.40	$35.44	$0.16

2013 quarter ended	High	Low	Dividend per Share
March 31	$42.83	$30.92	$0.15
June 30	$48.12	$38.59	$0.15
September 30	$55.16	$44.66	$0.15
December 31	$60.98	$51.82	$0.15

2012 quarter ended	High	Low	Dividend per Share
March 31	$35.20	$25.60	$0.11
June 30	$41.85	$33.15	$0.11
September 30	$42.70	$34.50	$0.11
December 31	$41.22	$31.57	$0.11
 Dividends
On January 29, 2015, our Board of Directors authorized and declared a cash dividend for the first quarter of 2015 of $0.18 per share of common stock, payable on or about March 27, 2015 to stockholders of record as of the close of business on March 13, 2015. We currently intend to continue to pay regular quarterly dividends; however, the declaration of such future dividends and the establishment of the per share amount, record dates and payment dates for such future dividends are subject to the final determination and approval of our Board of Directors and will depend on many factors, including, without limitation, our financial condition, future earnings and cash flows, legal requirements, taxes and any other factors that the Board of Directors deems relevant.

Issuer Purchases of Equity Securities

Period(1)	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased under the Plans or Programs(2)
October 1 to October 31, 2014	796,107	$37.68	796,107	$430,000,048
November 1 to November 30, 2014	—	$—	—	$430,000,048
December 1 to December 31, 2014	548,749	$42.35	548,749	$406,762,075
Total	1,344,856	$39.59	1,344,856
(1) Other than as set forth in the table above, we made no purchases of shares of Class A common stock for the quarter ended December 31, 2014.
(2) In August 2014, we announced that our Board of Directors approved a multi-year share repurchase program pursuant to which we may purchase up to an aggregate of $500.0 million shares of our common stock during the twenty-four month period ending August 31, 2016.

Stock Performance Graph
The line graph below compares the cumulative total stockholder return on our common stock with the S&P Retail Index and the S&P 500 Index for the period from the completion of our initial public offering on April 6, 2011 through December 31, 2014. The graph assumes an investment of $100 made at the closing of trading on April 6, 2011 in (i) our common stock, (ii) the stocks comprising the S&P Retail Index and (iii) the stocks comprising the S&P 500 Index. All values assume reinvestment of the full amount of all dividends, if any, into additional shares of the same class of equity securities at the frequency with which dividends were paid on such securities during the applicable time period. The stock price performance included in the line graph below is not necessarily indicative of future stock price performance.

Item 6.    SELECTED FINANCIAL DATA.
The selected consolidated financial data presented below as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012 are derived from our audited consolidated financial statements and footnotes included in this Annual Report. The selected consolidated financial data presented below as of December 31, 2012, 2011 and 2010 and for the years ended December 31, 2011 and 2010 are derived from our audited consolidated financial statements and footnotes not included in this Annual Report.
You should read the following financial information together with the information under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited consolidated financial statements and their related notes.

	As of and for the Year ended December 31,
(dollars in millions, except per share data)	2014	2013	2012	2011	2010
Statement of Operations Data:
Revenue:
Retail	$1,939.2	$1,926.8	$1,785.0	$1,518.5	$1,344.4
Franchising	432.8	436.9	406.3	334.8	293.6
Manufacturing/Wholesale	241.2	263.1	236.9	218.9	184.2
Total revenue	2,613.2	2,626.8	2,428.2	2,072.2	1,822.2
Cost of sales, including costs of warehousing, distribution and occupancy	1,632.9	1,636.3	1,499.2	1,318.4	1,179.9
Gross profit	980.3	990.5	929.0	753.8	642.3
Compensation and related benefits	329.1	321.9	314.3	291.3	273.8
Advertising and promotion	70.5	67.2	62.3	52.9	51.7
Other selling, general and administrative	143.3	131.8	123.8	113.5	100.7
Other (income) expense, net (1)	(2.1)	9.1	0.7	13.6	3.7
Operating income	439.5	460.5	427.9	282.5	212.4
Interest expense, net	46.7	53.0	47.6	74.9	65.4
Income before income taxes	392.8	407.5	380.3	207.6	147.0
Income tax expense	136.9	142.5	140.1	75.3	50.4
Net income	$255.9	$265.0	$240.2	$132.3	$96.6
Weighted average shares outstanding (in thousands):
Basic	90,493	96,481	103,503	100,261	87,339
Diluted	90,918	97,383	104,911	103,010	88,917
Net income per share:
Basic	$2.83	$2.75	$2.32	$1.27	$0.87
Diluted	$2.81	$2.72	$2.29	$1.24	$0.85
Dividends declared per share	$0.64	$0.60	$0.44	$—	$—
Balance Sheet Data:
Cash and cash equivalents	$133.8	$226.2	$158.5	$128.4	$193.9
Working capital (2)	636.0	719.0	573.5	474.5	484.5
Total assets	2,677.8	2,740.3	2,552.0	2,429.6	2,425.1
Total current and non-current long-term debt	1,342.3	1,347.1	1,098.6	901.5	1,058.5
Preferred stock	—	—	—	—	218.4
Stockholders' equity	756.0	815.6	882.0	978.5	619.5

Statement of Cash Flows:
Net cash provided by operating activities	$303.8	$239.5	$223.0	$174.7	$141.5
Net cash used in investing activities	(75.5)	(78.3)	(43.2)	(65.5)	(36.1)
Net cash used in financing activities	(321.0)	(94.3)	(149.3)	(173.6)	(1.5)
Capital expenditures	70.5	50.2	41.9	43.8	32.5

Note: The presentation of certain immaterial amounts in our consolidated financial statements of prior periods have been revised to conform to the current periods presented.

(1)
In 2014, other income principally related to $9.9 million of gains related to the sale of company-owned stores to franchisees and $4.4 million of income related to the reversal of a contingent purchase price liability partially offset by $7.8 million of expense related to management realignment and $4.2 million of expense related to an increase in the allowance on international franchise receivables.

In 2013, other expense principally related to the Transportation Network Transition for which charges of $12.2 million were recorded ($9.8 million related to the termination of truck leases and $2.4 million related to severance and other costs) partially offset by $2.7 million of gains from the sale of company-owned stores to franchisees.
In 2012, 2011 and 2010, other expense principally related to charges of $1.9 million, $13.5 million and $4.0 million, respectively, recorded in connection with equity offerings and amendments to the Senior Credit Facility.

(2)	Working capital represents current assets less current liabilities.

The following table summarizes our stores for the periods indicated:

	Year Ended December 31,
	2014	2013	2012	2011	2010
Company-owned stores:
Beginning of period balance	3,342	3,188	3,046	2,917	2,832
New store openings	183	170	147	145	101
Franchise conversions (a)	25	16	29	30	24
Store closings (b)	(53)	(32)	(34)	(46)	(40)
End of period balance	3,497	3,342	3,188	3,046	2,917
Franchised stores:
Domestic
Beginning of period balance	1,012	949	924	903	909
Store openings (b)	95	83	65	63	42
Store closings (c)	(37)	(20)	(40)	(42)	(48)
End of period balance	1,070	1,012	949	924	903
International
Beginning of period balance	2,024	1,830	1,590	1,437	1,307
Store openings	208	325	300	195	232
Store closings	(92)	(131)	(60)	(42)	(102)
End of period balance	2,140	2,024	1,830	1,590	1,437
Store-within-a-store (Rite Aid):
Beginning of period balance	2,215	2,181	2,125	2,003	1,869
Store openings	60	41	63	127	150
Store closings	(6)	(7)	(7)	(5)	(16)
End of period balance	2,269	2,215	2,181	2,125	2,003
Total Stores	8,976	8,593	8,148	7,685	7,260
_______________________________________________________________________________

(a)	Represents stores that were acquired from franchisees and subsequently converted into company-owned stores.

(b)	Includes company-owned store locations sold to franchisees.

(c)	Includes franchise stores closed and acquired by us.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
You should read the following discussion in conjunction with Item 6, "Selected Financial Data" and our audited consolidated financial statements and the related notes thereto. The discussion in this section contains forward-looking statements that involve risks and uncertainties. See Part I, Item 1A, "Risk Factors" in this Annual Report for a discussion of important factors that could cause actual results to differ materially from those described or implied by the forward-looking statements contained herein. We urge you to review the information set forth in "Forward Looking Statements" and Item 1A, "Risk Factors" included elsewhere in this Annual Report.
Overview
We are a global specialty retailer of health and wellness products. We derive our revenues principally from product sales through our company-owned stores and online through GNC.com, LuckyVitamin.com and DiscountSupplements.co.uk, domestic and international franchise activities and sales of products manufactured in our facilities to third parties. We sell products through a worldwide network of more than 8,900 locations operating under the GNC brand name.
We benefit from significant competitive strengths that we believe drive our business and position us for ongoing success, including our:

•	Highly-valued and well-recognized brand;

•	Attractive, loyal customer base;

•	Commanding market position;

•	Unique product offerings and robust innovation capabilities;

•	Diversified business model;

•	Vertically integrated operations that underpin our business strategy;

•	Differentiated service model that fosters an exceptional customer experience; and

•	Highly-experienced management team.
See Part I, Item 1, "Business -- Competitive Strengths" for more information. In 2014, we continued to focus on: growing our company-owned domestic retail business; growing our company-owned domestic retail square footage; growing our international footprint; expanding our e-commerce business; and leveraging the GNC brand. Our efforts produced the following positive outcomes:

•	revenue from our GNC.com business increased 6.2% compared with the prior year;

•	we increased our company-owned domestic store count by 129 net new stores, or 3.9%, compared with the prior year;

•	we improved our gross margin rate by reducing our dependence on promotional activity; and

•	domestic franchising revenue grew by 6.4% compared with the prior year, and we added 58 net new domestic franchise locations.
During 2014, we generated net cash flow from operating activities of $303.8 million, repurchased $284.0 million in common stock and paid $57.5 million in stock dividends.
However, while our business remains profitable and we continue to recognize strong cash flow, with approximately 95% of our company-owned stores' cash flow exceeding our weighted average cost of capital, we also faced significant challenges to our strategy and our business during 2014, including increased competition, marketing results that did not meet with our expectations, year-over-year declines in same store sales and increased inventory. Therefore, with respect to our results for the year ended December 31, 2014 as compared to the year ended December 31, 2013:

•	our total revenue decreased 0.5%, and our total operating income decreased 4.6%;

•	our company-owned domestic same store sales decreased by 2.8%;

•	in spite of a slight increase in our retail segment sales, operating income for the segment decreased by 3.8%;

•	international franchise revenue decreased by 10.9%, despite the addition of 116 net new international franchise stores;

•	although total operating income for our franchise segment increased by 2.5%, revenue for the segment decreased 0.9%; and

•	sales decreased in our wholesale/manufacturing segment by 8.3% due to reduced purchases from our large wholesale customers, and operating income for the segment decreased 14.1%.
During the second half of 2014, we underwent a management realignment that included the appointment of a new chief executive officer and other key executive changes. We initiated a number of key, cross-functional initiatives and other efforts to address the challenges facing our business. For example, we began:

•
a customer-focused brand evolution that is centered on quality and one-on-one customer engagement and is intended to reach a broader, wellness-focused customer audience while remaining loyal to our existing, performance-focused customer base;

•	taking a more disciplined and analytical approach to product promotions and discounting;

•
a transition toward more product-focused marketing and an initiative to improve the overall effectiveness of our marketing efforts while continuing to expand and improve upon the customized direct-marketing strategies that we initiated during the latter half of 2014;

•	an effort to re-set our stores with an enhanced focus on plant and nature based proteins, women's beauty products and functional foods;

•	to implement a rigorous, customer-focused testing process in our merchandising, marketing, store operations and other decisions relevant to our business; and

•	a process to better align our inventory levels with current trends in our business.
We believe that beginning in 2015, our combined efforts on these fronts will enable us to better leverage the competitive strengths that remain at the core of our business and will drive future success.
Revenues and Operating Performance from our Segments
We measure our operating performance primarily through revenues and operating income from our three segments, Retail, Franchise and Manufacturing/Wholesale, and through the management of unallocated costs from warehousing, distribution and corporate, as follows:

•
Retail:  Retail revenues are generated by sales to consumers at our company-owned stores and online through our websites GNC.com, LuckyVitamin.com, and DiscountSupplements.co.uk. Although we believe that our retail and franchise businesses are not seasonal in nature, historically we have experienced, and expect to continue to experience, a variation in our net sales and operating results from quarter to quarter.

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

•
Manufacturing/Wholesale:  Manufacturing/wholesale revenues are generated by sales of manufactured products to third parties generally for third-party private label brands, the sale of our proprietary and third-party products to and through Rite Aid and www.drugstore.com and the sale of our proprietary products to PetSmart and Sam's Club. We also record license fee revenue from the opening of franchise store-within-a-store locations within Rite Aid stores. Our revenues generated by our manufacturing and wholesale operations are subject to our available manufacturing capacity.
A significant portion of our business infrastructure is comprised of fixed operating costs. Our vertically-integrated distribution network, manufacturing capacity, and ability to outsource production can support higher sales volume. We opened a fourth distribution center in October 2014. This distribution center is located in Whitestown, Indiana, and we believe that it will provide the incremental distribution capacity necessary for the foreseeable future.
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
Results of Operations
The following information presented as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012 was derived from our audited consolidated financial statements and accompanying notes.
As discussed in Note 16, "Segments," to our audited consolidated financial statements, we evaluate segment operating results based on several indicators. The primary key performance indicators are revenues and operating income or loss for each segment. Segment revenues and operating income or loss, as evaluated by management, exclude certain items that are managed at the consolidated level, such as warehousing, transportation costs and other corporate costs. The following discussion compares the revenues and the operating income or loss by segment, as well as those items excluded from the segment totals.
Same store sales growth represents the percentage change in same store sales in the period presented compared to the prior year period. Same store sales are calculated on a daily basis for each store and exclude the net sales of a store for any period if the store was not open during the same period of the prior year. We also include our internet sales, as generated only through GNC.com and www.drugstore.com, in our domestic retail company-owned same store sales calculation. When a store's square footage has been changed as a result of reconfiguration or relocation in the same mall or shopping center, the store continues to be treated as a same store. If, during the period presented, a store was closed, relocated to a different mall or shopping center, or converted to a franchise store or a company-owned store, sales from that store up to and including the closing day or the day immediately preceding the relocation or conversion are included as same store sales as long as the store was open during the same period of the prior year. We exclude from the calculation sales during the period presented that occurred on or after the date of relocation to a different mall or shopping center or the date of a conversion.

Results of Operations
(Dollars in millions except for per share amounts and percentages expressed as a percentage of total net revenue)

	Year Ended December 31,
	2014		2013		2012
Revenues:
Retail	$1,939.2	74.2%	$1,926.8	73.4%	$1,785.0	73.5%
Franchise	432.8	16.6%	436.9	16.6%	406.3	16.8%
Manufacturing / Wholesale:
Intersegment revenues	244.3	9.3%	269.5	10.3%	263.2	10.8%
Third Party	241.2	9.2%	263.1	10.0%	236.9	9.7%
Subtotal Manufacturing / Wholesale	485.5	18.5%	532.6	20.3%	500.1	20.5%
Elimination of intersegment revenue	(244.3)	(9.3)%	(269.5)	(10.3)%	(263.2)	(10.8)%
Total revenues	2,613.2	100.0%	2,626.8	100.0%	2,428.2	100.0%
Operating expenses:
Cost of sales, including warehousing, distribution and occupancy costs	1,632.9	62.5%	1,636.3	62.3%	1,499.2	61.7%
Compensation and related benefits	329.1	12.6%	321.9	12.2%	314.3	12.9%
Advertising and promotion	70.5	2.7%	67.2	2.6%	62.3	2.6%
Other selling, general and administrative expenses	132.4	5.1%	122.8	4.7%	115.2	4.7%
Amortization expense	10.9	0.4%	9.0	0.3%	8.6	0.4%
Transaction and restructuring related costs	—	—	12.4	0.5%	1.9	0.1%
Management realignment	7.8	0.3%	—	—	—	—
International franchise receivable reserves	4.2	0.2%	0.4	0.0%	(0.3)	(0.0)%
Reversal of contingent purchase price	(4.4)	(0.2)%	(0.9)	(0.0)%	—	—
Other (income) expense, net	(9.7)	(0.4)%	(2.8)	(0.1)%	(0.9)	(0.0)%
Total operating expenses	2,173.7	83.2%	2,166.3	82.5%	2,000.3	82.4%
Operating income:
Retail	349.0	13.4%	362.7	13.8%	349.2	14.4%
Franchise	157.3	6.0%	153.5	5.8%	133.7	5.5%
Manufacturing / Wholesale	89.9	3.4%	104.7	4.0%	95.5	3.9%
Unallocated corporate and other costs:
Warehousing and distribution costs	(68.3)	(2.6)%	(66.6)	(2.5)%	(63.3)	(2.6)%
Corporate costs	(80.6)	(3.1)%	(81.4)	(3.1)%	(85.3)	(3.5)%
Transaction and restructuring related costs	—	—	(12.4)	(0.5)%	(1.9)	(0.1)%
Management realignment	(7.8)	(0.3)%	—	—	—	—
Subtotal unallocated corporate and other costs, net	(156.7)	(6.0)%	(160.4)	(6.1)%	(150.5)	(6.2)%
Total operating income	439.5	16.8%	460.5	17.5%	427.9	17.6%
Interest expense, net	46.7		53.0		47.6
Income before income taxes	392.8		407.5		380.3
Income tax expense	136.9		142.5		140.1
Net income	$255.9		$265.0		$240.2
Diluted earnings per share	$2.81		$2.72		$2.29
Note: The numbers in the table above have been rounded in millions. All calculations related to the Results of Operations for the year-over-year comparisons below were derived from amounts rounded in thousands. As a result, immaterial rounding differences may exist for year-over-year changes calculated in the table above as compared to what is presented below.

Comparison of the Years Ended December 31, 2014 and 2013
Revenues
Our consolidated net revenues decreased $13.6 million, or 0.5%, to $2,613.2 million for the year ended December 31, 2014 compared to $2,626.8 million in 2013. Revenue increased in the our Retail segment and decreased in both our Franchise and Manufacturing/Wholesale segments.
Retail.    Revenues in our Retail segment increased $12.4 million, or 0.6%, to $1,939.2 million for the year ended December 31, 2014 compared to $1,926.8 million in 2013, which was driven primarily by an increase in sales from our e-commerce businesses (principally due to the acquisition of A1 Sport Limited d/b/a Discount Supplements ("Discount Supplements"), which occurred in October 2013), and $44.4 million from the addition of 145 net new company-owned stores and 10 The Health Store locations in Ireland, acquired in April 2014. These increases were partially offset by negative domestic retail same store sales, which includes GNC.com, of 2.8%, approximately $8.7 million due the exchange rate trend of the Canadian dollar, and the negative effect due to the Gold Card giveaway associated with the Member Pricing launch in 2013. Our company-owned store base increased by 155 stores to 3,497 at December 31, 2014 compared to 3,342 at December 31, 2013, which includes 16 new Canadian stores and 10 new stores as a result of the acquisition of The Health Store.
Franchise.    Revenues in our Franchise segment decreased $4.1 million, or 0.9%, to $432.8 million for the year ended December 31, 2014 compared to $436.9 million in 2013. Domestic franchise revenues increased $16.1 million to $267.5 million for the year ended December 31, 2014 compared to $251.4 million in 2013, primarily due to higher product sales of $14.5 million. Our domestic franchise same store sales for the year ended December 31, 2014 decreased by 3.3% from 2013. There were 1,070 domestic franchise stores at December 31, 2014 compared to 1,012 stores at December 31, 2013. International franchise revenue decreased by $20.2 million, to $165.3 million for the year ended December 31, 2014 compared to $185.5 million in 2013, primarily due to lower product sales of $19.6 million, particularly due to regulatory and macroeconomic factors in several key franchise markets. Our international franchisees reported a 0.8% same store sales increase during the year, on a local currency basis. Our international franchise store base increased by 116 stores to 2,140 at December 31, 2014 compared to 2,024 at December 31, 2013.
Manufacturing/Wholesale.    Revenues in our Manufacturing/Wholesale segment, which includes third-party sales from our manufacturing facilities in South Carolina, as well as wholesale sales to Rite Aid, PetSmart, Sam's Club and www.drugstore.com, decreased by $21.9 million, or 8.3%, to $241.2 million for the year ended December 31, 2014 compared to $263.1 million in 2013. Third-party contract manufacturing sales from our South Carolina manufacturing plant decreased by $9.5 million, or 7.0%, to $125.1 million for the year ended December 31, 2014 compared to $134.6 million in 2013. Wholesale revenue decreased $12.5 million, or 9.7%, due to lower shipments to our wholesale customers from softer market trends.
Cost of Sales
Cost of sales, which includes product costs, costs of warehousing and distribution and occupancy costs, decreased $3.4 million, or 0.2%, to $1,632.9 million for the year ended December 31, 2014 compared to $1,636.3 million in 2013. Cost of sales, as a percentage of net revenue, was 62.5% and 62.3% for the year ended December 31, 2014 and 2013, respectively. Improved product gross margin was offset by occupancy expense deleveraging associated with negative same store sales.
Selling, General and Administrative ("SG&A") Expenses
SG&A expenses, including compensation and related benefits, advertising and promotion expense, and other SG&A expenses, including amortization expense, increased $22.0 million, or 4.2%, to $542.9 million, for the year ended December 31, 2014 compared to $520.9 million in 2013. These expenses, as a percentage of net revenue, were 20.8% for the year ended December 31, 2014 compared to 19.8% in 2013.
Compensation and related benefits.    Compensation and related benefits increased $7.2 million, or 2.2%, to $329.1 million for the year ended December 31, 2014 compared to $321.9 million in 2013. The increase was due primarily to our increased store base, partially offset by lower incentive and non-cash stock-based compensation expenses.
Advertising and promotion.    Advertising and promotion expenses increased $3.3 million, or 4.9%, to $70.5 million for the year ended December 31, 2014 compared to $67.2 million in 2013. These expenses, as a percentage of net revenue, were 2.7% and 2.6% for the years ended December 31, 2014 and 2013, respectively.
Other SG&A.    Other SG&A expenses, including amortization expense, increased $11.5 million, or 8.7%, to $143.3 million for the year ended December 31, 2014 compared to $131.8 million in 2013. This increase principally relates to expenses from our recently acquired retail businesses and higher legal related expenses.

Other
Transaction and restructuring related costs.    We did not incur any transaction or restructuring related costs during 2014. For the year ended December 31, 2013, we incurred $12.2 million related to the Transportation Network Transition during the fourth quarter of 2013, and $0.2 million related to the Term Loan Facility transaction.
Management realignment. For the year ended December 31, 2014, we incurred $7.8 million associated with the changes among our executive leadership team. This expense primarily related to $6.3 million in executive severance, $0.2 million of accelerated non-cash stock-based compensation net of forfeitures, and $1.3 million for the recruiting and hiring of new executive leadership.
International franchise receivable reserve. For the year ended December 31, 2014, we recorded a $4.2 million reserve against receivables with our international franchisees, compared to $0.4 million for the same period in 2013. The collectability of receivables principally from one franchisee has become uncertain due to its current financial position.
Reversal of contingent purchase price. During the year ended December 31, 2014, it was determined that certain conditions required to be met by the sellers in the purchase agreement of Discount Supplements and Lucky Vitamin, Corp. ("Lucky Vitamin") were not achieved, and as such, we reversed a $4.4 million contingent purchase price liability. We reversed a $0.9 million contingent purchase price liability related to Lucky Vitamin for the year ended December 31, 2013.
Other (income) expense, net. Other (income) expense, which includes the gain on sale of company-owned stores to franchisees and foreign currency (gain) loss, increased $6.9 million to a gain of $9.7 million for the year ended December 31, 2014 compared to a gain of $2.8 million for the same period in 2013. The increase in other (income) expense was a result of more sales of company-owned stores to franchisees for the year ended December 31, 2014 compared to the same period in 2013.
Operating Income
As a result of the foregoing, consolidated operating income decreased $21.0 million, or 4.6%, to $439.5 million for the year ended December 31, 2014 compared to $460.5 million in 2013. Operating income, as a percentage of net revenue, was 16.8% and 17.5% for the years ended December 31, 2014 and 2013, respectively.
Retail.    Operating income decreased $13.7 million, or 3.8%, to $349.0 million for the year ended December 31, 2014 compared to $362.7 million in 2013. The decrease in operating income was driven by expense deleveraging associated with negative same store sales and higher media spend, partially offset by a higher gross margin and the reversal of the contingent purchase price liability explained above.
Franchise.    Operating income increased $3.8 million, or 2.5%, to $157.3 million for the year ended December 31, 2014 compared to $153.5 million in 2013. The increase was primarily due to more sales of company-owned stores to franchisees, partially offset by lower product sales.
Manufacturing/Wholesale.    Operating income decreased $14.8 million, or 14.1%, to $89.9 million for the year ended December 31, 2014 compared to $104.7 million in 2013. The decrease in operating income was generally due to lower shipments to wholesale customers from softer market trends as well as lower proprietary sales.
Warehousing and distribution costs.    Unallocated warehousing and distribution costs increased $1.7 million, or 2.5%, to $68.3 million for the year ended December 31, 2014 compared to $66.6 million in 2013. This increase was primarily due to an increase in occupancy expense related to the new distribution center located in Whitestown, Indiana, partially offset by transportation savings related to the transition to a third-party transportation network during the fourth quarter of 2013.
Corporate costs.    Corporate overhead costs decreased $0.8 million, or 1.0%, to $80.6 million for the year ended December 31, 2014 compared to $81.4 million in 2013, as the decrease in salaries and benefits of $6.9 million, which was principally related to the reversal of incentive and non-cash stock-based compensation expense accruals, was partially offset by higher legal and other SG&A expenses.
Interest Expense
Interest expense decreased $6.3 million, or 11.9%, to $46.7 million for the year ended December 31, 2014 compared to $53.0 million million in 2013. This decrease was primarily related to $8.1 million of costs in 2013 related to an amendment to the Senior Credit Facility that impacted interest expense, partially offset by higher debt outstanding. The debt extinguishment costs consisted of a write-off of deferred financing fees and original issue discount of $5.7 million and incurred financing fees of $2.4 million.

Income Tax Expense
We recognized $136.9 million (or 34.9% of pre-tax income) of income tax expense for the year ended December 31, 2014 compared to $142.5 million (or 35.0% of pre-tax income) in 2013. Income tax expense for the years ended December 31, 2014 and 2013 was reduced by net valuation allowance adjustments of $1.6 million and $1.4 million, respectively. The valuation allowance was adjusted based on a change in circumstances, including anticipated future earnings and a tax law change, which caused a change in judgment about the realizability of certain deferred tax assets related to net operating losses. The income tax rates for the years ended December 31, 2014 and 2013 also included the recognition of $3.0 million and $4.9 million, respectively, of other net discrete tax benefits related primarily to state tax positions in 2014 and the reduction of certain deferred tax liabilities and reserves in 2013.
Net Income
As a result of the foregoing, consolidated net income decreased $9.1 million, or 3.4%, to $255.9 million million for the year ended December 31, 2014 compared to $265.0 million million in 2013.
Diluted Earnings Per Share
Diluted earnings per share increased 3.3% from $2.72 in the prior year to $2.81 in the current year due to a 6.6% decrease in the weighted average diluted shares outstanding in the current year as a result of the share repurchase program, which was partially offset by a 3.4% decrease in net income.
Comparison of the Years Ended December 31, 2013 and 2012
Revenues
Our consolidated net revenues increased $198.6 million, or 8.2%, to $2,626.8 million for the year ended December 31, 2013 compared to $2,428.2 million in 2012. The increase was the result of increased sales in each of our segments.
Retail.    Revenues in our Retail segment increased $12.4 million, or 7.9%, to $1,926.8 million for the year ended December 31, 2013 compared to $1,785.0 million in 2012. Domestic retail revenue increased $117.8 million due to the opening of new stores which accounted for approximately $39.5 million of the increase, sales increase in our sports nutrition and vitamin product categories, and a 4.3% increase in our same store sales, which includes an increase in sales from GNC.com of $27.8 million, or 26.6%, to $132.3 million in 2013 compared to $104.5 million for 2012. The nationwide rollout of Member Pricing included the giveaway of free Gold Cards, which negatively impacted same store sales. In addition, sales from Lucky Vitamin and DiscountSupplements.com contributed $6.4 million and $6.6 million, respectively, to the increase in domestic retail revenue. Canadian sales increased by $11.0 million in U.S. dollars in 2013 compared to 2012. Our company-owned store base increased by 149 domestic stores to 3,170 at December 31, 2013 compared to 3,021 at December 31, 2012, due to new store openings and franchise store acquisitions. Our company-owned Canadian store base increased by 5 stores to 172 at December 31, 2013 compared to 167 at December 31, 2012.
Franchise.    Revenues in our Franchise segment increased $30.6 million, or 7.5%, to $436.9 million for the year ended December 31, 2013 compared to $406.3 million in 2012. Domestic franchise revenues increased $13.3 million to $251.4 million for the year ended December 31, 2013 compared to $238.1 million in 2012, primarily due to higher product sales of $12.0 million and royalties. Our domestic franchise same store sales for the year ended December 31, 2013 increased by 4.2% from 2012. There were 1,012 domestic franchise stores at December 31, 2013 compared to 949 stores at December 31, 2012. International franchise revenue increased by $17.3 million, to $185.5 million for the year ended December 31, 2013 compared to $168.2 million in 2012, primarily as a result of increases in product sales of $10.2 million and royalties. Our international franchisees reported a 10.2% same store sales increase during the year, on a local currency basis. Our international franchise store base increased by 194 stores to 2,024 at December 31, 2013 compared to 1,830 at December 31, 2012.
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
Cost of Sales
Cost of sales, which includes product costs, costs of warehousing and distribution and occupancy costs, increased $137.1 million, or 9.1%, to $1,636.3 million for the year ended December 31, 2013 compared to $1,499.2 million in 2012. Cost of sales, as a percentage of net revenue, was 62.3% and 61.7% for the year ended December 31, 2013 and 2012, respectively. The higher cost of sales percentage for the year ended December 31, 2013 compared to the same period in 2012 was due to the planned pricing investments with the rollout of Member Pricing, which evolved the Gold Card from a fixed 20% discount the first week of each month to an everyday variable discount Member Pricing model.
SG&A
SG&A expenses, including compensation and related benefits, advertising and promotion expense, and other SG&A expenses including amortization expense, increased $20.6 million, or 4.1%, to $520.9 million, for the year ended December 31, 2013 compared to $500.4 million in 2012. These expenses, as a percentage of net revenue, were 19.8% for the year ended December 31, 2013 compared to 20.6% in 2012.
Compensation and related benefits.    Compensation and related benefits increased $7.6 million, or 2.4%, to $321.9 million for the year ended December 31, 2013 compared to $314.3 million million in 2012. The increase was due primarily to our increased store base and sales volume, offset by a decrease in incentive expense.
Advertising and promotion.    Advertising and promotion expenses increased $4.9 million, or 8.0%, to $67.2 million for the year ended December 31, 2013 compared to $62.3 million in 2012. The increase in advertising and promotion expense resulted primarily from increases in media and print expense from our investment in the nationwide launch of Member Pricing. These expenses, as a percentage of net revenue, were 2.6% in each of the years ended December 31, 2013 and 2012.
Other SG&A.    Other SG&A expenses, including amortization expense, increased $8.0 million, or 6.4%, to $131.8 million million for the year ended December 31, 2013 compared to $123.8 million in 2012. This increase was due to increases in sales volume and other SG&A expenses.
Other
Transaction and restructuring related costs.    For the year ended December 31, 2013, we incurred $12.2 million related to the Transportation Network Transition during the fourth quarter of 2013, and $0.2 million related to the Term Loan Facility transaction. In 2012, we incurred $1.9 million of expenses principally related to equity offerings and a debt refinancing.
International franchise receivable reserve. For the year ended December 31, 2013, we recorded a $0.4 million reserve against receivables with our international franchisees, compared to a gain of $0.3 million in 2012.
Reversal of contingent purchase price. During the year ended December 31, 2013, it was determined that certain conditions required to be met by the seller in the purchase agreement of Lucky Vitamin were not achieved and as such, we reversed a $0.9 million contingent purchase price liability.
Other (income) expense, net. Other (income) expense which includes the gain on sale of company-owned stores to franchisees and foreign currency (gain) loss, increased $1.9 million to a gain of $2.8 million for the year ended December 31, 2013, compared to a gain of $0.9 million in 2012. The increase in other (income) expense was a result of more sales of company-owned stores to franchisees for the year ended December 31, 2013 compared to 2012.
Operating Income
As a result of the foregoing, consolidated operating income increased $32.6 million, or 7.6%, to $460.5 million for the year ended December 31, 2013 compared to $427.9 million in 2012. Operating income, as a percentage of net revenue, was 17.5% and 17.6% for the years ended December 31, 2013 and 2012, respectively.
Retail.    Operating income increased $13.5 million, or 3.9%, to $362.7 million for the year ended December 31, 2013 compared to $349.2 million in 2012. The increase in operating income was primarily due to the same store sales increase partially offset by planned investments in marketing spend and pricing with the nationwide rollout of Member Pricing.
Franchise.    Operating income increased $19.8 million, or 14.8%, to $153.5 million for the year ended December 31, 2013 compared to $133.7 million in 2012. The increase was primarily due to increased wholesale product sales and royalty income.
Manufacturing/Wholesale.    Operating income increased $9.2 million, or 9.7%, to $104.7 million for the year ended December 31, 2013 compared to $95.5 million in 2012. The increase was primarily due to a higher gross product margin resulting from improved wholesale margins and increased shipments of proprietary products.
Warehousing and distribution costs.    Unallocated warehousing and distribution costs increased $3.3 million, or 5.2%, to $66.6 million for the year ended December 31, 2013 compared to $63.3 million in 2012. This increase was primarily due to an increase in shipping and increased wages to support higher sales volumes.

Corporate costs.    Corporate overhead costs decreased $3.9 million, or 4.5%, to $81.4 million for the year ended December 31, 2013 compared to $85.3 million in 2012 due to a decrease in incentives expense, partially offset by increases in compensation expense, health insurance, and travel expense.
Interest Expense
Interest expense increased $5.4 million, or 11.5%, to $53.0 million for the year ended December 31, 2013 compared to $47.6 million in 2012. This increase was primarily related to $8.1 million of costs in 2013 related to an amendment to the Senior Credit Facility that impacted interest expense, partially offset by lower interest rates. The debt extinguishment costs consisted of a write-off of deferred financing fees and original issue discount of $5.7 million and incurred financing fees of $2.4 million.
Income Tax Expense
We recognized $142.5 million (or 35.0% of pre-tax income) of income tax expense for the year ended December 31, 2013 compared to $140.1 million (or 36.8% of pre-tax income) in 2012. Income tax expense was reduced by valuation allowance adjustments of $1.4 million and $1.2 million for the years ended December 31, 2013 and 2012, respectively. The valuation allowance was adjusted based on a change in circumstances, including anticipated future earnings and a tax law change, which caused a change in judgment about the realizability of certain deferred tax assets related to net operating losses. In addition, the income tax rate was lower for the year ended December 31, 2013 compared to the same period in 2012 as a result of the recognition of $4.9 million in other net discrete tax benefits related primarily to the reduction of certain deferred tax liabilities and reserves.
Net Income
As a result of the foregoing, consolidated net income increased $24.8 million, or 10.3%, to $265.0 million for the year ended December 31, 2013 compared to $240.2 million in 2012.
Diluted Earnings Per Share
Diluted earnings per share increased 18.8% from $2.29 in the year ended December 31, 2012 to $2.72 in the year ended December 31, 2013 due to an increase in net income of 10.3% coupled with a 7.1% decrease in the weighted average diluted shares outstanding as a result of the share repurchase program.
Liquidity and Capital Resources
At December 31, 2014, we had $133.8 million in cash and cash equivalents and $636.0 million in working capital, compared with $226.2 million in cash and cash equivalents and $719.0 million in working capital at December 31, 2013. The $83.0 million decrease in our working capital was primarily due to a decrease in our cash due to the repurchase of common stock and a decrease in receivables, partially offset by an increase in inventory levels and a decrease in accounts payable.
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
We expect to fund our operations through internally generated cash and, if necessary, from borrowings under the Revolving Credit Facility. At December 31, 2014, we had $128.9 million available under the Revolving Credit Facility, after giving effect to $1.1 million utilized to secure letters of credit.
We expect that our primary uses of cash in the near future will be for capital expenditures, working capital requirements and funding any quarterly dividends to stockholders and share repurchases that are approved by the Board of Directors.
We currently anticipate that cash generated from operations, together with amounts available under the Revolving Credit Facility, will be sufficient for the term of the Revolving Credit Facility, which matures in March 2017, to meet our operating expenses and fund capital expenditures as they become due. We are required to make quarterly payments of $1.1 million on the amount outstanding under our Term Loan Facility, payable every quarter through December 31, 2018 with the remainder paid in March 2019. Our ability to make scheduled payments of principal on, to pay interest on or to refinance our debt and to satisfy our other debt obligations will depend on our future operating performance, which will be affected by general economic, financial and other factors beyond our control. We are currently in compliance with our debt covenant reporting and compliance obligations under the Senior Credit Facility and expect to remain in compliance during 2015.
Cash Provided by Operating Activities
Cash provided by operating activities was $303.8 million, $239.4 million and $223.0 million during the years ended December 31, 2014, 2013 and 2012, respectively. The increase from 2013 to 2014 was primarily due a smaller increase in inventory, a decrease in accounts receivable, an increase in deferred revenue and other current liabilities and lower tax payments. The increase from 2012 to 2013 was primarily due to an increase in net income of $24.8 million.
For the year ended December 31, 2014, inventory increased $45.8 million as a result of increases in our finished goods to support our increased store base. Accounts receivable decreased $5.5 million, primarily due to timing of collection of payments. Deferred revenue and other current liabilities increased by $4.1 million primarily due to the giveaway of Gold Cards during the second quarter of the prior year as described below.
For the year ended December 31, 2013, inventory increased $72.8 million as a result of increases in our finished goods to support increased sales. Accounts receivable increased $14.2 million, primarily due to increased sales to franchisees. Deferred revenue and accrued liabilities decreased by $16.0 million, primarily due to the giveaway of Gold Cards during the second quarter of 2013 as a result of the nationwide Member Pricing launch and accrued payroll.
Cash Used in Investing Activities
We used cash from investing activities of $75.5 million, $78.3 million and $43.2 million for the years ended December 31, 2014, 2013 and 2012, respectively. Capital expenditures typically relate to the opening of new stores, certain periodic updates and improvements to our company-owned retail stores and ongoing upgrades and improvements to our South Carolina manufacturing facility and distribution centers. For the years ended December 31, 2014, 2013 and 2012, capital expenditures were $70.5 million, $50.2 million and $41.9 million , respectively. The increase in the current year as compared to 2013 primarily relates to the opening of a distribution center located in Whitestown, Indiana in October 2014. Also in 2014, we spent $6.4 million related to the acquisition of The Health Store, and in 2013, we spent $27.6 million related to the acquisition of Discount Supplements.
In 2015, we expect our capital expenditures to be approximately $50 million, which includes costs associated with growing our domestic square footage. We anticipate funding our 2015 capital requirements with cash flows from operations and, if necessary, borrowings under the Revolving Credit Facility.
Cash Used in Financing Activities
For the year ended December 31, 2014, we used cash of $321.0 million, primarily consisting of the repurchase of an aggregate of $284.0 million in shares of common stock under share repurchase programs and dividends paid to our stockholders of $57.5 million partially offset by $25.9 million of proceeds from exercised options, including the excess tax benefit from stock-based compensation.
For the year ended December 31, 2013, we used cash of $94.3 million, primarily consisting of the repurchase of an aggregate of $310.6 million in shares of common stock under a share repurchase program and dividends paid to our stockholders of $57.4 million, which was partially offset by $249.6 million in net proceeds from long term debt and $30.0 million of proceeds from exercised options, including the excess tax benefit from stock-based compensation.
For the year ended December 31, 2012, we used cash of $149.3 million, primarily consisting of the repurchase of an aggregate of $360.0 million in shares of common stock under a share repurchase program and dividends paid to our stockholders of $45.2 million, which was partially offset by $199.0 million in proceeds from long term debt and $63.4 million in proceeds from exercised options, including the excess tax benefit from stock-based compensation.
Indebtedness
Senior Credit Facility.    Centers is party to a Senior Credit Facility, consisting of the Term Loan Facility and the Revolving Credit Facility. As of December 31, 2014, we believe that we are in compliance with all covenants under the Senior Credit Facility and expect to remain in compliance during 2015. As of December 31, 2014, $1.1 million of the Revolving Credit Facility was pledged to secure letters of credit. The Senior Credit Facility permits us to prepay a portion or all of the outstanding balance without incurring penalties (except London Interbank Offering Rate ("LIBOR") breakage costs). GNC Corporation, our indirect wholly owned subsidiary ("GNC Corporation"), and Centers' existing and future domestic subsidiaries have guaranteed Centers' obligations under the Senior Credit Facility. In addition, the Senior Credit Facility is collateralized by first priority pledges (subject to permitted liens) of substantially all of the assets of Centers, including its equity interests and the equity interests of its domestic subsidiaries.
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
During the fourth quarter of 2013, Centers amended and restated the Senior Credit Facility to, among other things, increase the size of the Term Loan Facility by $252.5 million, increase of the Revolving Credit Facility from $80 million to $130 million, extend the Revolving Credit Facility maturity date to March 2017, and extend the maturity of the Term Loan Facility to March 2019. The 2013 amendments also included changes to ABR, LIBOR, and applicable margin rates for the Revolving Credit Facility. At our option, we can borrow at a rate per annum equal to (A) the sum of (i) the greatest of (a) the prime rate (as publicly announced by JPMorgan Chase Bank, N.A. as its prime rate in effect), (b) the federal funds effective rate plus 0.50%, (c) one month adjusted LIBOR plus 1.0% and (d) 1.75% with respect to Term Loan Facility plus (ii) the applicable margin of 1.25% with respect to Revolving Credit Facility and 1.5% with respect to Term Loan Facility or (B) the sum of (i) the greater of (a) adjusted LIBOR or (b) 0.75% with respect to Term Loan Facility plus (ii) the applicable margin of 2.25% with regards to Revolver Credit Facility and 2.5% with respect to Term Loan Facility. As of December 31, 2014 and 2013, our current interest rate on the Senior Credit Facility was 3.25%, as a result of the interest rate minimum requirement as described above. As of December 31, 2014 and 2013, the outstanding letter of credit fee was 2.50%, and the commitment fee on the undrawn portion of the Revolving Credit Facility was 0.5% at December 31, 2014 and 2013.
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
Contractual Obligations
The following table summarizes our future minimum non-cancelable contractual obligations at December 31, 2014:

	Payments due by period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Long-term debt obligations (1)	$1,345.6	$4.7	$9.1	$1,331.8	$—
Scheduled interest payments (2)	188.2	45.0	89.1	54.1	—
Operating lease obligations (3)	595.7	143.5	225.4	116.5	110.3
Purchase commitments (4)	2.4	2.0	0.4	—	—
Total	$2,131.9	$195.2	$324.0	$1,502.4	$110.3
_______________________________________________________________________________

(1)
These balances consist of the following debt obligations: (a) $1,345.4 million of outstanding borrowings under the Senior Credit Facility based on a variable interest rate; and (b) $0.2 million for debt related to the mortgage and other debt with a fixed interest rate. Repayment of the Senior Credit Facility does not take into account any unscheduled payments that may occur to be due at future cash positions.

(2)
The interest that will accrue on the long-term obligations includes variable rate payments, which are estimated using the associated LIBOR index as of December 31, 2014. Interest under the Senior Credit Facility currently accrues based on one month LIBOR.

(3)
These balances consist of the following operating leases: (a) $565.2 million for company-owned retail stores; (b) $107.0 million for franchise retail stores, which is fully offset by $107.0 million of sublease income from franchisees; and (c) $30.5 million relating to various leases for warehouses, vehicles, and various equipment at our facilities. Operating lease obligations exclude insurance, taxes, maintenance, percentage rent and other costs. These amounts are subject to fluctuation from year to year. For each of the years ended December 31, 2014, 2013 and 2012, these amounts collectively represented approximately 37% of the aggregate costs associated with our company-owned retail store operating leases.

(4)
These balances represent amounts owed under advertising agreements. Excludes cash settlements with taxing authorities for unrecognized tax benefits and rent escalation liabilities because we are unable to reliably estimate the timing of such payments.

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

Off Balance Sheet Arrangements
As of December 31, 2014 and 2013, we had no relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off balance sheet arrangements, or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
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
Revenue Recognition
We operate primarily as a retailer, through company-owned stores, franchise stores, our websites, and to a lesser extent, as a manufacturer and wholesaler. We apply the provisions of the standard on revenue recognition, which requires the following:

•	persuasive evidence of an arrangement exists;

•	delivery has occurred or services have been rendered;

•	the price is fixed or determinable; and

•	collectability is reasonably assured.
We recognize revenues in our Retail segment at the point of sale. Gross revenues are reduced by actual customer returns and a provision for estimated future customer returns, which is based on management's estimates after a review of historical customer returns. These estimates are based on historical sales return data, applied to current period sales subject to returns provisions per our company policy. Our customer returns allowance was $4.9 million and $5.0 million at December 31, 2014 and 2013, respectively. The impact of customer returns on revenue was immaterial for each of the years ended December 31, 2014, 2013 and 2012. We recognize revenues on product sales to franchisees and other third parties when the risk of loss, title and insurable risks have transferred to the franchisee or third-party. We recognize revenues from franchise fees at the time a franchise store opens or at the time of franchise renewal or transfer, as applicable. Franchise royalties are earned based on a percentage of the franchisees' sales and recognized in the period in which the franchisees' sales occur.
Accounts Receivable and Allowance for Doubtful Accounts
The majority of our retail revenues are received as cash or cash equivalents. The majority of our franchise revenues are billed to the franchisees with varying terms for payment. We offer financing to qualified domestic franchisees with the initial purchase of a franchise location. The notes are demand notes, payable monthly over periods of five to seven years. We generate a significant portion of our revenue from ongoing product sales to franchisees and third-party customers. An allowance for doubtful accounts is established based on the financial condition of our franchisees and other third-party customers, the current status of trade receivables and any historical write-off experience. We maintain both specific and general reserves for doubtful accounts. General reserves are based upon our historical bad debt experience, overall review of our aging of accounts receivable balances, general economic conditions of our industry or the geographical regions and regulatory environments of our third-party customers and franchisees. Management's estimates of the franchisees financial health is based on forecasts of the customers' and franchisees' future operating results and the collectability of receivables from them. While we believe that our business operations and communication with customers and franchisees allows us to make reasonable estimates of their financial health, actual results could differ from those predicted by management, and actual bad debt expense could differ from forecasted results. Our allowance for doubtful accounts was $6.2 million and $1.9 million at December 31, 2014 and 2013, respectively. Our bad debt expense was $4.5 million, $0.6 million, and $0.3 million for the years ended December 31, 2014, 2013 and 2012, respectively. Bad debt expense in the current year includes a $4.2 million increase in the reserve against receivables with international franchisees, which was recorded due principally to the current financial condition of one franchisee.
Inventories
Inventories are stated at the lower of cost or market on a first in/first out basis ("FIFO"). When necessary, we adjust the carrying value of our inventory to estimated net realizable value. These estimates require us to make approximations about the future demand for our products in order to categorize the status of such inventory items as slow moving, obsolete, or in excess of need. These future estimates are subject to the ongoing accuracy of management's forecasts of market conditions, industry trends and competition. While we make estimates of future demand based on historical experience, current expectations and assumptions that we believe are reasonable, if actual demand or market conditions differ from these expectations and assumptions, actual results could differ from our estimates. We are also subject to volatile changes in specific product demand as a result of unfavorable publicity, government regulation and rapid changes in demand for new and improved products or services. Our inventory reduction for obsolescence and shrinkage was $12.0 million and $10.3 million at December 31, 2014 and 2013, respectively. This represented 2.1 % and 1.9% of our gross inventory value at December 31, 2014 and 2013, respectively. The impact on cost of sales as a result of these allowances was $21.7 million, $18.4 million, and $13.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Impairment of Long-Lived Assets
Long-lived assets, including fixed assets and intangible assets with finite useful lives, are evaluated periodically by us for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. If the sum of the undiscounted future cash flows is less than the carrying value, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. These estimates of cash flow require significant management judgment and certain assumptions about future volume, revenue and expense growth rates and asset disposal values. While we make estimates based on historical experience, current expectations and assumptions that we believe are reasonable, actual results, including future cash flows, could differ from our estimates resulting in required impairment charges. There have been no material impairment charges recorded in the years ended December 31, 2014, 2013 or 2012.
Goodwill and Indefinite-Lived Intangible Assets
We annually assess qualitative factors to determine whether goodwill and intangible assets with indefinite useful lives are impaired in the fourth quarter of each fiscal year (or more frequently if events or changes in circumstances indicate that the assets might be impaired). With respect to goodwill, we determine whether it is "more likely than not" (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. To the extent that we determine it is more likely than not that the fair value of a reporting unit is less than its carrying value, we will perform the first step of the quantitative impairment test and move to step two to calculate the impairment charge if required. With respect to indefinite-lived intangible assets related to our brand name, we assess qualitative factors to determine whether it is more likely than not that the fair value of the asset is less than its carrying amount, which if determined to be the case, a quantitative impairment test is performed to compare the carrying amount to the estimated fair value with any excess being recorded as an impairment charge. There were no impairments of goodwill or intangible assets during 2014, 2013 or 2012.
For the 2014 annual goodwill impairment assessment, we proceeded directly to the first step of the quantitative test for all of our reporting units. The estimated fair values for all reporting units were substantially in excess of their respective carrying values, except for the Discount Supplements reporting unit with approximately $25 million of goodwill, which had an estimated fair value that exceeded its carrying value by less than 10%. For purposes of testing the Discount Supplements reporting unit for impairment, we used the discounted cash flow method (income approach), which involved a number of assumptions and estimates including forecasted operating cash flows, a tax rate, capital spending, working capital changes, and a discount rate. The various assumptions and estimates are based on historical performance and projected future performance as contained in our most recent operating plans and projections. While the Discount Supplements reporting unit passed the first step of the impairment test, if its operating profits deteriorate in the future, the estimated fair value could decline and lead to a potential goodwill impairment in the future.

Self-Insurance
We have procured insurance for such areas as: (1) general liability; (2) product liability; (3) directors and officers liability; (4) network security and privacy liability; (5) property losses; (6) workers' compensation; and (7) various other areas. We are self-insured for such areas as: (1) medical benefits; (2) physical damage to our vehicles for field personnel use; and (3) physical damages that may occur at the corporate store locations. We are not insured for certain property and casualty risks due to our assessment of the frequency and severity of a loss, the cost of insurance and the overall risk analysis. Our associated liability for this self-insurance was not significant as of December 31, 2014 and 2013.
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
We record valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. When assessing the need for valuation allowances, we consider future taxable income and ongoing prudent and feasible tax planning strategies. Should a change in circumstances lead to a change in judgment about the realizability of deferred tax assets in future years, we would adjust related valuation allowances in the period that the change in circumstances occurs, along with a corresponding increase or charge to income. As of December 31, 2014 and 2013, we had a valuation allowance of $1.1 million and $2.7 million, respectively, principally related to certain foreign net operating loss carryforwards.
Recently Issued Accounting Pronouncements
Refer to Item 8, "Financial Statements and Supplementary Data," Note 2, "Basis of Presentation and Summary of Significant Accounting Policies."

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.
Market risk represents the risk of changes in the value of market risk sensitive instruments caused by fluctuations in interest rates, foreign exchange rates and commodity prices. Changes in these factors could cause fluctuations in the results of our operations and cash flows. In the ordinary course of business, we are primarily exposed to foreign currency, interest rate and fuel and certain other commodity risks. Beginning in 2015, we may from time to time utilize derivative instruments to manage our exposure to fluctuations in fuel and certain other commodity prices, interest rates and foreign currency exchange rates. We could recognize losses on these contracts as a result of volatility in the market values of the underlying commodities or to the extent that a counterparty fails to perform. In the absence of actively-quoted market prices and pricing information from external sources, the valuation of these instruments involves management’s judgment or use of estimates. Furthermore, changes in the value of derivatives designated under hedge accounting to the extent not fully offset by changes in the value of the hedged transaction can result in ineffectiveness losses that may have an adverse effect on our results of operations.
Interest Rate Market Risk
All of Centers' long-term debt is subject to changing interest rates. Although changes in interest rates do not impact our operating income, the changes could affect the fair value of such debt and related interest payments. Based on our variable rate debt balance as of December 31, 2014, a 1% increase in the interest rates would cause our annual interest rate costs to increase by approximately $6.8 million. A decrease in the current interest rates would have no impact on interest expense due to an interest rate floor that exists under the Senior Credit Facility.
Foreign Currency Exchange Rate Market Risk
We are subject to the risk of foreign currency exchange rate changes in the conversion from local currencies to the U.S. dollar of the reported financial position and operating results of our non-U.S. based subsidiaries. We are also subject to foreign currency exchange rate changes for purchases of goods and services that are denominated in currencies other than the U.S. dollar. The primary currencies to which we are exposed to fluctuations are the Canadian Dollar, the Chinese Renminbi, and the British Pound, and the Euro. The fair value of our net foreign investments and our foreign denominated payables would not be materially affected by a 10% adverse change in foreign currency exchange rates for the periods presented.
Fuel Price Market Risk
We rely on our ability to replenish depleted inventory in our stores through deliveries to our distribution centers from vendors and then from the distribution centers or direct ship vendors to our stores by various means of transportation, including shipments by sea and truck. We are exposed to fluctuations in fuel prices in these arrangements since none of the arrangements fix the price of fuel to be purchased, which we believe did not have a material impact on the consolidated financial statements presented for 2014, 2013 and 2012.

Item 8.    Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of GNC Holdings, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of GNC Holdings, Inc. and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
February 17, 2015

GNC HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except per share amounts)

	December 31,
	2014	2013
Current assets:
Cash and cash equivalents	$133,834	$226,217
Receivables, net	136,361	144,833
Inventories, net (Note 3)	569,132	547,916
Prepaids and other current assets	37,016	47,081
Total current assets	876,343	966,047
Long-term assets:
Goodwill (Note 5)	672,293	666,346
Brands (Note 5)	720,000	720,000
Other intangible assets, net (Note 5)	132,992	142,774
Property, plant and equipment, net (Note 6)	232,397	206,754
Other long-term assets	43,775	38,426
Total long-term assets	1,801,457	1,774,300
Total assets	$2,677,800	$2,740,347

Current liabilities:
Accounts payable	$129,064	$135,164
Current portion, long-term debt (Note 8)	4,740	5,443
Deferred revenue and other current liabilities (Note 7)	106,539	106,459
Total current liabilities	240,343	247,066
Long-term liabilities:
Long-term debt (Note 8)	1,337,638	1,341,656
Deferred tax liabilities, net (Note 4)	282,842	282,377
Other long-term liabilities	60,934	53,669
Total long-term liabilities	1,681,414	1,677,702
Total liabilities	1,921,757	1,924,768

Commitments and contingencies (Note 11)

Stockholders' equity:
Common stock, $0.001 par value, 300,000 shares authorized:
Class A, 114,025 shares issued and 88,335 shares outstanding and 25,690 shares held in treasury at December 31, 2014 and 112,961 shares issued and 93,989 shares outstanding and 18,972 shares held in treasury at December 31, 2013	113	112
Paid-in-capital	879,655	847,886
Retained earnings	898,574	700,108
Treasury stock, at cost	(1,018,470)	(734,482)
Accumulated other comprehensive income	(3,829)	1,955
Total stockholders' equity	756,043	815,579
Total liabilities and stockholders' equity	$2,677,800	$2,740,347

The accompanying notes are an integral part of the consolidated financial statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(in thousands, except per share amounts)

	Year ended December 31,
	2014	2013	2012
Revenue	$2,613,154	$2,626,761	$2,428,172
Cost of sales, including cost of warehousing, distribution and occupancy	1,632,914	1,636,298	1,499,223
Gross profit	980,240	990,463	928,949

Compensation and related benefits	329,089	321,947	314,311
Advertising and promotion	70,485	67,224	62,267
Other selling, general and administrative	143,286	131,782	123,847
Transaction and restructuring related costs (Note 2)	—	12,353	1,926
Management realignment (Note 2)	7,786	—	—
International franchise receivable reserve (Note 2)	4,236	360	(349)
Reversal of contingent purchase price (Note 2)	(4,438)	(859)	—
Other (income) expense, net (Note 2)	(9,716)	(2,842)	(893)
Operating income	439,512	460,498	427,840

Interest expense, net (Note 8)	46,708	53,029	47,556

Income before income taxes	392,804	407,469	380,284

Income tax expense (Note 4)	136,932	142,448	140,088

Net income	$255,872	$265,021	$240,196

Earnings per share (Note 13):
Basic	$2.83	$2.75	$2.32
Diluted	$2.81	$2.72	$2.29

Weighted average common shares outstanding (Note 13):
Basic	90,493	96,481	103,503
Diluted	90,918	97,383	104,911

Dividends declared per share	$0.64	$0.60	$0.44

The accompanying notes are an integral part of the consolidated financial statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(in thousands)

	Year ended December 31,
	2014	2013	2012
Net income	$255,872	$265,021	$240,196
Other comprehensive (loss) income:
Foreign currency translation adjustments	(5,784)	(1,092)	323
Other comprehensive (loss) income	(5,784)	(1,092)	323
Comprehensive income	$250,088	$263,929	$240,519

The accompanying notes are an integral part of the consolidated financial statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
(in thousands, except per share amounts)

	Common Stock							Accumulated
	Class A		Class B					Other	Total
	Shares	Dollars	Shares	Dollars	Treasury Stock	Paid-in-capital	Retained Earnings	Comprehensive Income/(Loss)	Stockholders' Equity
Balance at December 31, 2011	102,985	$105	2,060	$2	$(65,048)	$741,848	$298,831	$2,724	$978,462
Comprehensive income	—	—	—	—	—	—	240,196	323	240,519
Conversion of Class B stock to Class A stock	2,060	2	(2,060)	(2)	—	—	—	—	—
Purchase of treasury stock	(9,477)	—	—	—	(358,852)	—	—	—	(358,852)
Common stock dividends ($0.44 per share)	—	—	—	—	—	—	(45,216)	—	(45,216)
Conversions to common stock	3,676	4	—	—	—	63,440	—	—	63,444
Non-cash stock-based compensation	—	—	—	—	—	4,806	—	—	4,806
Other	—	—	—	—	—	—	(1,124)	—	(1,124)
Balance at December 31, 2012	99,244	$111	—	$—	$(423,900)	$810,094	$492,687	$3,047	$882,039
Comprehensive income (loss)	—	—	—	—	—	—	265,021	(1,092)	263,929
Purchase of treasury stock	(6,547)	—	—	—	(310,582)	—	—	—	(310,582)
Common stock dividends ($0.60 per share)	—	—	—	—	—	—	(57,600)	—	(57,600)
Conversions to common stock	1,292	1	—	—	—	29,957	—	—	29,958
Non-cash stock-based compensation	—	—	—	—	—	7,835	—	—	7,835
Balance at December 31, 2013	93,989	$112	—	$—	$(734,482)	$847,886	$700,108	$1,955	$815,579
Comprehensive income (loss)	—	—	—	—	—	—	255,872	(5,784)	250,088
Purchase of treasury stock	(6,671)	—	—	—	(283,988)	—	—	—	(283,988)
Common stock dividends ($0.64 per share)	—	—	—	—	—	—	(57,406)	—	(57,406)
Conversions to common stock	1,017	1	—	—	—	25,913	—	—	25,914
Non-cash stock-based compensation	—	—	—	—	—	5,856	—	—	5,856
Balance at December 31, 2014	88,335	$113	—	$—	$(1,018,470)	$879,655	$898,574	$(3,829)	$756,043

The accompanying notes are an integral part of the consolidated financial statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$255,872	$265,021	$240,196
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on early extinguishment of debt	—	5,712	1,343
Depreciation and amortization expense	56,337	51,814	49,257
Amortization of debt costs	1,729	2,507	2,439
Provision for inventory losses	21,678	18,386	13,067
Gain on sale of company-owned stores to franchisees	(9,940)	(2,677)	(803)
International franchise receivable reserve adjustment	4,236	360	(349)
Reversal of contingent purchase price	(4,438)	(859)	—
Decrease (increase) in receivables	5,530	(14,162)	(16,747)
Increase in inventory	(45,767)	(72,821)	(79,958)
Decrease (increase) in prepaids and other current assets	14,176	(9,338)	3,959
(Decrease) increase in accounts payable	(8,978)	6,628	651
Increase (decrease) in deferred revenue and other current liabilities	492	(16,014)	16,395
Other operating activities	12,858	4,889	(6,477)
Net cash provided by operating activities	303,785	239,446	222,973
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(70,455)	(50,247)	(41,930)
Cash paid for acquisitions (net of cash acquired)	(6,402)	(27,562)	—
Other investing activities	1,370	(465)	(1,275)
Net cash used in investing activities	(75,487)	(78,274)	(43,205)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid to shareholders	(57,491)	(57,437)	(45,216)
Payments on long-term debt	(5,443)	(3,379)	(2,689)
Proceeds from exercised stock options	22,170	14,588	25,972
Excess tax benefits from stock-based compensation	3,743	15,369	37,468
Repurchase of treasury stock	(283,988)	(310,582)	(359,990)
Proceeds from issuance of long-term debt	—	249,552	199,000
Deferred financing fees	—	(2,397)	(1,335)
Other financing activities	—	—	(2,500)
Net cash used in financing activities	(321,009)	(94,286)	(149,290)
Effect of exchange rate changes on cash and cash equivalents	328	790	(375)
Net (decrease) increase in cash and cash equivalents	(92,383)	67,676	30,103
Beginning balance, cash and cash equivalents	226,217	158,541	128,438
Ending balance, cash and cash equivalents	$133,834	$226,217	$158,541
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid	$125,088	$143,573	$102,335
Interest paid	$48,940	$40,696	$45,088

The accompanying notes are an integral part of the consolidated financial statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. NATURE OF BUSINESS
General Nature of Business.    GNC Holdings, Inc., a Delaware corporation ("Holdings," and collectively with its subsidiaries and, unless the context requires otherwise, its and their respective predecessors, the "Company"), is a global specialty retailer of health and wellness products, which include vitamins, minerals and herbal supplements ("VMHS"), sports nutrition products, diet products and other wellness products.
The Company is vertically integrated as its operations consist of purchasing raw materials, formulating and manufacturing products and selling the finished products through its three reportable segments, which include Retail, Franchising, and Manufacturing/Wholesale. Company-owned retail store operations are located in the United States, Canada, Puerto Rico, and, beginning in 2014 with the acquisition of THSD d/b/a The Health Store ("The Health Store"), Ireland. In addition, the Company offers products through GNC.com, LuckyVitamin.com, and www.drugstore.com, and in the United Kingdom, which began in 2013 with the acquisition of A1 Sports Limited d/b/a DiscountSupplements ("Discount Supplements"). Franchise stores are located in the United States and over 50 international countries (including distribution centers where retail sales are made). The Company operates its primary manufacturing facilities in South Carolina and distribution centers in Arizona, Indiana, Pennsylvania and South Carolina. The Company manufactures the majority of its branded products, but also merchandises various third-party products. Additionally, the Company licenses the use of its trademarks and trade names.
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
Recent Significant Transactions.    In February 2013, the Company's Board of Directors authorized a $250.0 million repurchase program of common stock which was completed in November 2013. Also, in November 2013, the Board of Directors authorized a $500.0 million multi-year share repurchase program of the Company's common stock. In August 2014, the Board of Directors of Holdings approved a multi-year program to repurchase up to an aggregate of $500.0 million of Holdings' common stock, which replaced the repurchase program established in November 2013. Holdings repurchased $284.0 million of its common stock during 2014 and has utilized $93.2 million of the current repurchase program.
In October 2013, the Company acquired Discount Supplements, an online retailer of multi-brand sports nutrition products in the United Kingdom. The aggregate purchase price of Discount Supplements was $33.3 million. On April 17, 2014, the Company acquired The Health Store, a small chain of nutritional supplement retail stores based in Dublin, Ireland. The aggregate purchase price of The Health Store was $8.9 million.
NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements and footnotes have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and with the instructions to Form 10-K and Regulation S-X. The Company's annual reporting period is based on a calendar year.
Summary of Significant Accounting Policies
Principles of Consolidation.    The consolidated financial statements include the accounts of Holdings and all of its subsidiaries. All inter-company transactions have been eliminated in consolidation. The Company has no relationships with unconsolidated entities or financial partnerships, commonly referred to as variable interest entities.
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
Receivables, net.    The Company extends credit terms for sales of product to its franchisees and, to a lesser extent, various third-party customers. Receivables consist principally of trade receivables of $133.4 million and $140.8 million at December 31, 2014 and 2013, respectively, and include unpaid invoices for product sales, franchisee royalties and lease payments. The Company monitors the financial condition of the Company's franchisees and other third-party customers and establishes an allowance for doubtful accounts for balances estimated to be uncollectible. In addition to considering the aging of receivable balances and assessing the financial condition of the Company's franchisees, the Company considers each domestic franchisees' inventory and fixed assets, which the Company can use as collateral in the event of a default by the franchisee. An allowance for international franchisees is calculated based on unpaid, non-collateralized amounts associated with their receivable balance. The allowance for doubtful accounts was $6.2 million and $1.9 million at December 31, 2014 and 2013, respectively. The current year allowance includes the impact of the international franchise receivable reserve detailed below.
Inventories.    Inventory components consist of raw materials, work-in-process, finished product and packaging supplies. Inventories are stated at the lower of cost or market on a first in/first out basis ("FIFO"). The Company regularly reviews its inventory levels in order to identify slow moving and short dated products, expected length of time for product to be sold and future expiring product and adjusts the carrying value for such inventory to estimated net realizable value.
Property, Plant and Equipment.    Property, plant and equipment expenditures are recorded at cost. Depreciation and amortization are recognized using the straight-line method over the estimated useful life of the property. The estimated useful lives range from one to fifteen years across all asset classes with the exception of buildings, which are depreciated over thirty years and building improvements, which are depreciated over their estimated useful life or the remaining useful life of the related building, whichever period is shorter. Furniture and fixtures are depreciated over three to fifteen years, and machinery and equipment is generally depreciated over ten years. Computer equipment and software costs are generally depreciated over three to five years. Improvements to retail leased premises are depreciated over the estimated useful life of the improvements or the related leases including renewals that are reasonably assured, whichever period is shorter.
Expenditures that materially increase the value or clearly extend the useful life of property, plant and equipment are capitalized in accordance with the policies outlined above. Repair and maintenance costs incurred in the normal operations of business are expensed as incurred. Gains/losses from the sale of property, plant and equipment are recognized in current operations.
Goodwill and Intangible Assets.    Goodwill represents the excess of purchase price over the fair value of identifiable net assets of businesses, including franchisees, acquired by the Company. Goodwill and intangible assets with indefinite useful lives are not amortized, but instead are tested for impairment at least annually or more frequently if events or changes in circumstances indicate that the assets might be impaired. The Company completes its annual impairment test in the fourth quarter.
Goodwill is allocated among and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. The Company performs a qualitative assessment to determine whether it is "more likely than not" that the fair value of the reporting unit is less than its carrying value. The qualitative factors considered are general macroeconomic conditions, industry specific conditions, historical performance, and future outlooks. If it is concluded that it is "more likely than not" that the fair value of a reporting unit is less than its carrying value, the Company is required to perform a quantitative goodwill impairment test.
The impairment test for intangible assets with indefinite useful lives consists of a comparison of the fair values of the intangible assets to their carrying values. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. Similar to goodwill, the Company first performs a qualitative assessment to determine whether it is necessary to perform the quantitative impairment test.
There have been no goodwill or indefinite-lived intangible asset impairments recorded to date. See Note 5, "Goodwill, Brands, and Other Intangible Assets, Net."
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
The Retail segment recognizes revenue at the point of sale. Gross revenues are netted by actual customer returns and an allowance for expected customer returns. The Company records a reserve for expected customer returns based on management's estimate, which is derived from historical return data and expectations of future return volume. Revenue is deferred on sales of the Company's Gold Cards and subsequently amortized over the membership period, in order to match the discounts associated with the Gold Card program. During 2013, the Company completed the nationwide rollout of the Gold Card Member Pricing model, which evolved the Gold Card from a 20% discount the first week of the month to an everyday variable discount based on our Member Pricing model, for an annual fee.
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
The Franchise segment generates revenues through product sales to franchisees, royalties and franchise fees. These revenues are netted by actual franchisee returns and an allowance for projected returns. The franchisees purchase a majority of the products they sell from the Company at wholesale prices. Revenue on product sales to franchisees is recognized when risk of loss, title and insurable risks have transferred to the franchisee. Franchise fees are paid in advance, deferred and recognized by the Company at the time of a franchise store opening. Franchise royalties are earned based on a percentage of the franchisees' sales and recognized in the period the franchisees' sales occur.
The Manufacturing/Wholesale segment sells product to the Company's other segments and third-party customers. Revenue is recognized when risk of loss, title and insurable risks have transferred to the customer, net of estimated returns and allowances.
Cost of Sales.    The Company purchases products directly from third-party manufacturers and manufactures its own products. The Company's cost of sales includes product costs, costs of warehousing and distribution and occupancy costs.
Vendor Allowances.    The Company receives allowances from various vendors based on either sales or purchase volumes. As the right of offset exists under these arrangements, credit earned under both arrangements are recorded as a reduction in the vendors' accounts payable balances on the balance sheet and represent the estimated amounts due to the Company under the rebate provisions of such contracts. The corresponding rebate income is recorded as a reduction to cost of sales based on inventory turnover and was $89.5 million, $92.6 million and $81.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Research and Development.    Research and development costs arising from internally generated projects are expensed by the Company as incurred. The Company recognized $1.2 million, $1.4 million and $1.1 million for the years ended December 31, 2014, 2013 and 2012, respectively. These costs are classified as "Other selling, general, and administrative" in the accompanying audited consolidated statements of income.
Advertising Expenditures.    The Company recognizes advertising, promotion and marketing program costs the first time the advertising takes place, with the exception of the costs of producing advertising, which are expensed as incurred during production. The Company administers national advertising funds on behalf of its franchisees. In accordance with the franchisee contracts, the Company collects advertising fees from the franchisees and utilizes the proceeds to coordinate various advertising and marketing campaigns. The Company recognized advertising expense of $70.5 million, $67.2 million and $62.3 million for the years ended December 31, 2014, 2013 and 2012, respectively, net of approximately $15.9 million, $15.4 million and $14.4 million received from the national advertising fund derived from the Company's franchisees.
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
Contingencies.    The Company accrues a loss contingency if it is probable and can be reasonably estimated (including the satisfaction of this criteria for matters that exist as of the balance sheet date based on information which becomes available subsequent to the date of the financial statements but before the financial statements are issued). If both of the conditions above are not met, disclosure is made when there is at least a reasonable possibility that a loss contingency has been incurred. If both of the conditions above are met, disclosure is made when there is at least a reasonable possibility that an additional loss has been incurred above what is recognized as a liability in the financial statements. As facts concerning contingencies evolve and become known, management reassesses the likelihood of probable loss and makes appropriate adjustments to its financial statements.
Pre-Opening Expenditures.    The Company recognizes the cost associated with the opening of new stores as incurred. These costs are charged to expense and are not material for the periods presented. Franchise store pre-opening costs are incurred by the franchisees.
Income Taxes. The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities result from (i) the future tax impact of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and (ii) differences between the recorded value of assets acquired in business combinations accounted for as purchases for financial reporting purposes and their corresponding tax bases. Deferred income tax assets are reduced by a valuation allowance if it is more likely than not that some portion of the deferred income tax asset will not be realized.
The Company recognizes the tax benefit from an uncertain tax position only if it is at least more likely than not that the tax position will be sustained upon examination by the taxing authorities based on the technical merits of the position. The amount of the tax benefit that is recognized is measured as the largest amount of benefit that is more likely than not to be realized upon effective settlement. The Company classifies interest and penalties accrued in connection with unrecognized tax benefits as income tax expense in its consolidated statements of income.
Refer to Note 4, "Income Taxes," for more information.
Self-Insurance.    The Company has procured insurance for: (1) general liability; (2) product liability; (3)  directors and officers liability; (4) network security and privacy liability; (5) property losses; (6) workers' compensation; and (7) various other areas. The Company is self-insured for: (1) medical benefits; (2) physical damage to the Company's vehicles for field personnel use; and (3) physical damages that may occur at the company-owned store locations. The Company is not insured for certain property and casualty risks due to the Company's assessment of frequency and severity of a loss, the cost of insurance and the overall risk analysis.
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
As part of the medical benefits program, the Company contracts with national service providers to provide benefits to its employees for all medical, dental, vision and prescription drug services. The Company then reimburses these service providers as claims are processed from Company employees. The Company maintains a specific stop loss provision of $500,000 per individual per plan year with a maximum lifetime benefit limit of $2.0 million per individual. The Company has no additional liability once

GNC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

a participant exceeds the $2.0 million ceiling. The Company's liability for medical claims is included as a component of accrued benefits in Note 7, "Deferred Revenue and Other Current Liabilities," and was $2.9 million and $2.0 million as of December 31, 2014 and 2013, respectively.
The Company's self-insurance liabilities, including the estimated loss accruals for claims incurred but not paid, are determined by taking into account historical claims payment results and known trends such as claims frequency and claims severity. Management makes estimates, judgments, and assumptions with respect to the use of these calculations, including but not limited to, estimated lag time to report and pay claims, average cost per claim, network utilization rates, network discount rates, and other factors.
Stock-based Compensation.    The Company utilizes the Black-Scholes model to calculate the fair value of stock option awards (herein referred to as "option awards"). The grant-date fair value of the Company's restricted stock awards, time vesting restricted stock units, and performance vesting restricted stock units (collectively herein referred to as "stock awards") are based on the closing price for a share of the Company's common stock on the New York Stock Exchange (the "NYSE") on the grant date. The resulting compensation cost is recognized in the Company's financial statements over the applicable vesting period for the relevant award, net of expected forfeitures.
Earnings Per Share.    Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding adjusted for the additional dilutive effect of unexercised option awards and unvested stock awards.
Foreign Currency.    For all foreign operations, the functional currency is the local currency. Assets and liabilities of those operations, denominated in foreign currencies, are translated into U.S. dollars using period-end exchange rates, and income and expenses are translated using the average exchange rates for the reporting period. At December 31, 2014 and 2013, foreign currency is the only component of accumulated other comprehensive income on the consolidated balance sheets. Gains or losses resulting from foreign currency transactions are included in the consolidated statements of income and were not material for the fiscal years ended December 31, 2014, 2013 and 2012.
Transaction and restructuring related costs.    Restructuring related costs are recorded in the period in which the liability is incurred. Additionally, any change in the expected liability is recorded in the period the change in estimate occurs. In October 2013, the Company transitioned to a third-party product transportation network and moved away from the Company's existing private fleet. The cost related to this transition was $12.2 million, consisting of early lease termination on transportation equipment of $9.8 million and employee severance and other costs of $2.4 million. At December 31, 2013, the Company had an immaterial liability related to these restructuring costs. All remaining costs related to the restructuring were paid in the first quarter of 2014.
The Company recognizes transaction related costs as expense in the period incurred. For the years ended December 31, 2013 and 2012, the Company incurred $0.2 million and $1.9 million, respectively, in transaction related costs.
Other Items
Management realignment. During 2014, the Company incurred $7.8 million of expenses associated with changes among the executive leadership team. These expenses related principally to $6.3 million in executive severance, $0.2 million of accelerated non-cash stock-based compensation expense net of forfeitures, and $1.3 million for the recruiting and hiring of new executive leadership.
International franchise receivable reserve. During 2014, the Company recorded a $4.2 million reserve against receivables with its international franchisees. An allowance for international franchisees is calculated based on unpaid, non-collateralized amounts associated with their receivable balance. The collectability of receivables from certain international franchisees has become uncertain due principally to the current financial condition of those franchisees.
Reversal of contingent purchase price. For the years ended December 31, 2014 and 2013, the Company reversed $4.4 million and $0.9 million, respectively, of contingent purchase price associated with Discount Supplements and LuckyVitamin.com ("Lucky Vitamin") based on changes in the probability that all required targets of the purchase agreement would be met ("Reversal of Contingent Purchase Price").

GNC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Other (income) expense, net. Other (income) expense includes the gain on sale of company-owned stores to franchisees and foreign currency transaction (gain) loss. During the years ended December 31, 2014, 2013 and 2012 the Company sold 26, 9 and 10 company-owned stores to franchisees, respectively, resulting in gains of $9.9 million, $2.7 million and $0.8 million.
Revision
Certain amounts in the consolidated financial statements of prior year periods have been revised to conform to the current period's presentation with no impact on previously reported operating income or stockholders' equity. Specifically, the gains resulting from the sales of Company-owned stores are presented in "Other (income) expense, net" on the consolidated statements of income and the related cash proceeds are presented in "Other investing activities" as an investing cash inflow on the consolidated statements of cash flows. These gains were previously presented in “Gross profit” on the consolidated statements of income with the related cash proceeds being presented as an operating activity in the consolidated statements of cash flows. Certain other amounts in the consolidated financial statements of prior year periods have been revised to conform to the current period’s presentation. None of these revisions are material to any of the prior year periods.
Recently Issued Accounting Pronouncements
In June 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") ASU 2014-12, which updates guidance on performance stock awards. The update states that for any award that has a performance target that affects vesting and that could be achieved after the requisite period, that performance target should still be treated as a performance condition. This standard is effective for fiscal years beginning after December 15, 2015. The Company is currently evaluating the impact this guidance will have on the consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, which updates revenue recognition guidance relating to contracts with customers. This standard states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This standard is effective for fiscal years beginning after December 15, 2016. The Company is currently evaluating the impact this guidance will have on the consolidated financial statements.
In July 2013, the FASB issued ASU 2013-11 regarding the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This standard requires entities to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss ("NOL") or tax credit carryforward whenever the NOL or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed. This ASU requires entities to assess whether to net the unrecognized tax benefit with a deferred tax asset as of the reporting date. This guidance is effective for fiscal years beginning after December 15, 2013, with early adoption permitted. The Company adopted this guidance during the first quarter of 2014, and it did not have a material impact on the consolidated financial statements.
NOTE 3. INVENTORIES, NET
The net carrying value of inventories consisted of the following:

	December 31,
	2014	2013
	(in thousands)
Finished product ready for sale	$501,027	$458,366
Work-in-process, bulk product and raw materials	60,911	81,575
Packaging supplies	7,194	7,975
Total inventories, net	$569,132	$547,916

GNC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4. INCOME TAXES
Income before income taxes consisted of the following components:

	Year ended December 31,
	2014	2013	2012
	(in thousands)
Domestic	$373,122	$389,459	$372,669
Foreign	19,682	18,010	7,615
Total income before income taxes	$392,804	$407,469	$380,284
Income tax expense consisted of the following components:

	Year ended December 31
	2014	2013	2012
	(in thousands)
Current:
Federal	$120,086	$120,137	$117,332
State	16,968	15,433	21,099
Foreign	6,296	8,656	5,022
Total current income tax expense	143,350	144,226	143,453
Deferred:
Federal	(3,785)	(363)	(2,238)
State	1,042	(955)	(1,222)
Foreign	(3,675)	(460)	95
Total deferred income tax benefit	(6,418)	(1,778)	(3,365)
Total income tax expense	$136,932	$142,448	$140,088
The following table summarizes the differences between the Company's effective tax rate for financial reporting purposes and the federal statutory tax rate:

	Year ended December 31,
	2014	2013	2012
Percent of pretax earnings:
Statutory federal tax rate	35.0%	35.0%	35.0%
Increase (reduction) resulting from:
State income tax, net of federal tax benefit	3.2%	3.1%	3.2%
Other permanent differences	0.1%	0.1%	0.6%
International operations, net of foreign tax credits	(0.5)%	—%	(0.1)%
Federal tax credits and income deductions	(2.3)%	(2.1)%	(2.1)%
Tax impact of uncertain tax positions and other	(0.6)%	(1.1)%	0.2%
Effective income tax rate	34.9%	35.0%	36.8%

GNC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 4. INCOME TAXES (Continued)

Significant components of the Company's deferred tax assets and liabilities consisted of the following:

	December 31,
	2014			2013
	Assets	Liabilities	Net	Assets	Liabilities	Net
	(in thousands)
Deferred tax:
Current assets (liabilities):
Operating reserves	$5,971	$—	$5,971	$3,345	$—	$3,345
Deferred revenue	2,697	—	2,697	2,871	—	2,871
Prepaid expenses	—	(5,282)	(5,282)	—	(5,699)	(5,699)
Accrued worker compensation	2,811	—	2,811	2,562	—	2,562
Other	1,425	—	1,425	739	—	739
Total current	$12,904	$(5,282)	$7,622	$9,517	$(5,699)	$3,818
Non-current assets (liabilities):
Intangibles	$—	$(327,675)	$(327,675)	$—	$(324,606)	$(324,606)
Fixed assets	17,631	—	17,631	17,410	—	17,410
Stock compensation	1,977	—	1,977	3,111	—	3,111
Net operating loss and credit carryforwards	9,421	—	9,421	8,925	—	8,925
Long-term rent liabilities	12,906	—	12,906	9,766	—	9,766
Other	7,121	—	7,121	5,744	—	5,744
Valuation allowance	(1,144)	—	(1,144)	(2,727)	—	(2,727)
Total non-current	$47,912	$(327,675)	$(279,763)	$42,229	$(324,606)	$(282,377)
Total net deferred taxes	$60,816	$(332,957)	$(272,141)	$51,746	$(330,305)	$(278,559)
At December 31, 2014 and 2013, the Company had deferred tax assets relating to foreign and state NOLs in the amount of $8.4 million with lives ranging from 5 to 20 years. As of December 31, 2014 and 2013, a valuation allowance was provided for certain NOLs, as the Company currently believes that these NOLs may not be realizable prior to their expiration. During 2014, 2013 and 2012, the Company recorded a valuation allowance adjustment of $1.6 million, $1.4 million and $1.2 million, respectively, which reduced income tax expense. The valuation allowance was adjusted based on a change in circumstances, including anticipated future earnings and a tax law change, which caused a change in judgment about the realizability of certain deferred tax assets related to NOLs.
The Company does not have any material undistributed earnings of international subsidiaries at December 31, 2014 and 2013 as these subsidiaries are either considered to be branches for United States tax purposes, to have incurred cumulative NOLs, or to have only minimal undistributed earnings.
Holdings files a consolidated federal tax return and various consolidated and separate tax returns as prescribed by the tax laws of the state, local and international jurisdictions in which it and its subsidiaries operate. The statutes of limitation for the Company’s U.S. federal income tax returns are closed for years through 2010. The Company's 2010 and 2011 federal income tax returns have been examined by the Internal Revenue Service. The Internal Revenue Service closed the examination without making any material adjustments to the returns. The Company has various state and local jurisdiction tax years open to possible examination (earliest open period 2010), and the Company also has certain state and local tax filings currently under audit. As of December 31, 2014, the Company believes that it is appropriately reserved for any potential federal and state income tax exposures.

GNC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 4. INCOME TAXES (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2014	2013	2012
	(in thousands)
Balance of unrecognized tax benefits at beginning of period	$10,848	$12,882	$10,574
Additions for tax positions taken during current period	1,524	873	1,215
Additions for tax positions taken during prior periods	116	1,965	4,220
Reductions for tax positions taken during prior periods	(527)	(4,068)	(1,439)
Settlements	(309)	(804)	(1,688)
Balance of unrecognized tax benefits at end of period	$11,652	$10,848	$12,882
As of December 31, 2014, the Company is not aware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next 12 months. Accrued interest and penalties were $4.2 million at December 31, 2014 and 2013. At December 31, 2014, the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $11.7 million. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, the Company believes that its unrecognized tax benefits reflect the most likely outcome. The Company adjusts these unrecognized tax benefits, as well as the related interest, in light of changing facts and circumstances. Settlement of any particular position could require the use of cash. Favorable resolution would be recognized as a reduction to the effective income tax rate in the period of resolution.
NOTE 5. GOODWILL, BRANDS, AND OTHER INTANGIBLE ASSETS, NET
In connection with the acquisition of the Company by Ares Corporate Opportunities Fund II L.P.  and Ontario Teachers’ Pension Plan Board in March 2007, the Company recorded approximately $600 million of goodwill and $720 million of indefinite-lived intangible assets related to its brands.  In 2011, the Company completed an initial public offering of its common stock, and in 2012, completed a series of selling stockholder offerings. As of December 31, 2014, these entities own an immaterial number of shares of the Company’s common stock.
For the 2014 annual goodwill impairment assessment, management proceeded directly to the first step of the quantitative test for all of the Company's reporting units. The estimated fair values for all reporting units were substantially in excess of their respective carrying values, except for approximately $25 million of goodwill associated with the Discount Supplements reporting unit, which had an estimated fair value that exceeded its carrying value by less than 10%. As a result of the Company's annual test, no goodwill impairment was recorded. While the Discount Supplements reporting unit passed the first step of the impairment test, if its operating profits deteriorate in the future, the estimated fair value could decline and lead to a potential goodwill impairment in the future.
For the years ended December 31, 2014, 2013 and 2012, the Company acquired 27, 16 and 29 franchise stores, respectively. These acquisitions are accounted for utilizing the acquisition method of accounting, and the Company allocated the purchase price by recognizing acquired inventory, fixed assets, franchise rights and other net assets at fair value with any excess being recognized as goodwill, with a related reduction to receivables and cash. For the years ended December 31, 2014, 2013 and 2012, the total purchase prices associated with these acquisitions were $3.7 million, $2.9 million and $4.4 million, respectively, of which $2.0 million, $1.7 million and $2.1 million was paid in cash.
On April 17, 2014, the Company acquired the assets and assumed the liabilities of The Health Store, which was accounted for as a business combination. The total purchase price for this acquisition was approximately $8.9 million, of which $6.9 million,$0.8 million, and $1.2 million was allocated to goodwill, definite-lived intangible assets and other net assets, respectively. On October 2, 2013, the Company acquired the assets and assumed the liabilities of Discount Supplements, which was accounted for as a business combination. The total purchase price for this acquisition was approximately $33.3 million, of which $24.6 million, $9.6 million, $0.9 million was allocated to goodwill, definite-lived intangible assets and other net liabilities, respectively.
The Company's acquisitions of Discount Supplements, The Health Store and franchise stores did not have a material impact on the Company's consolidated financial statements, and therefore, pro forma disclosures have not been presented.

GNC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. GOODWILL, BRANDS, AND OTHER INTANGIBLE ASSETS, NET (Continued)

The following table summarizes the Company's goodwill activity by reportable segment:

	Retail	Franchising	Manufacturing/Wholesale	Total
	(in thousands)
Balance at December 31, 2012	$319,771	$117,303	$202,841	$639,915
Acquired franchise stores	1,431	—	—	1,431
Acquisition of Discount Supplements	24,582	—	—	24,582
Translation effect of exchange rates	418	—	—	418
Balance at December 31, 2013	$346,202	$117,303	$202,841	$666,346
Acquired franchise stores	1,372	—	—	1,372
Acquisition of The Health Store	6,853	—	—	6,853
Translation effect of exchange rates	(2,278)	—	—	(2,278)
Balance at December 31, 2014	$352,149	$117,303	$202,841	$672,293
Intangible assets, net other than goodwill consisted of the following:

	Retail Brand	Franchise Brand	Operating Agreements	Other Intangibles	Total
	(in thousands)
Balance at December 31, 2012	$500,000	$220,000	$132,317	$9,400	$861,717
Acquired franchise stores	—	—	—	329	329
Acquisition of Discount Supplements	—	—	—	9,565	9,565
Amortization expense	—	—	(6,652)	(2,347)	(8,999)
Translation effect of exchange rates	—	—	—	162	162
Balance at December 31, 2013	$500,000	$220,000	$125,665	$17,109	$862,774
Acquired franchise stores	—	—	—	781	781
Acquisition of The Health Store	—	—	—	788	788
Amortization expense	—	—	(6,653)	(4,222)	(10,875)
Translation effect of exchange rates	—	—	—	(476)	(476)
Balance at December 31, 2014	$500,000	$220,000	$119,012	$13,980	$852,992
The following table reflects the gross carrying amount and accumulated amortization for each major intangible asset:

		December 31, 2014			December 31, 2013
	Weighted- Average Life	Cost	Accumulated Amortization	Carrying Amount	Cost	Accumulated Amortization	Carrying Amount
		(in thousands)
Brands—retail	—	$500,000	$—	$500,000	$500,000	$—	$500,000
Brands—franchise	—	220,000	—	220,000	220,000	—	220,000
Retail agreements	30.3	31,000	(8,354)	22,646	31,000	(7,301)	23,699
Franchise agreements	25.0	70,000	(21,817)	48,183	70,000	(19,017)	50,983
Manufacturing agreements	25.0	70,000	(21,817)	48,183	70,000	(19,017)	50,983
Other intangibles	8.3	20,457	(7,427)	13,030	20,327	(3,995)	16,332
Franchise rights	3.0	6,243	(5,293)	950	5,463	(4,686)	777
Total	23.4	$917,700	$(64,708)	$852,992	$916,790	$(54,016)	$862,774

GNC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. GOODWILL, BRANDS, AND OTHER INTANGIBLE ASSETS, NET (Continued)

The following table represents future estimated amortization expense of intangible assets with finite lives at December 31, 2014:

Years ending December 31,	Estimated amortization expense
(in thousands)
2015	$10,605
2016	9,721
2017	7,770
2018	7,660
2019	7,624
Thereafter	89,612
Total future estimated amortization expense	$132,992
Such estimates do not include the impact of future foreign exchange rate changes.
NOTE 6. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment consisted of the following:

	December 31,
	2014	2013
	(in thousands)
Land, buildings and improvements	$69,165	$66,851
Machinery and equipment	140,939	115,681
Leasehold improvements	132,378	115,815
Furniture and fixtures	101,823	91,113
Software	42,909	34,166
Construction in progress	4,628	3,964
Total property, plant and equipment	491,842	427,590
Less: accumulated depreciation	(259,445)	(220,836)
Net property, plant and equipment	$232,397	$206,754
The Company recognized depreciation expense on property, plant and equipment of $45.5 million, $42.8 million and $40.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.
NOTE 7. DEFERRED REVENUE AND OTHER CURRENT LIABILITIES
Other current liabilities consisted of the following:

	December 31,
	2014	2013
	(in thousands)
Deferred revenue	$47,823	$37,193
Accrued payroll	17,315	23,023
Other current liabilities	41,401	46,243
Total deferred revenue and other current liabilities	$106,539	$106,459
Deferred revenue consists primarily of Gold Card membership fees and gift card deferrals. Other current liabilities primarily consist of the liabilities related to accrued taxes, benefits, workers compensation, accrued interest, and other occupancy.
NOTE 8. LONG-TERM DEBT / INTEREST EXPENSE
Long-term debt consisted of the following:

	December 31,
	2014	2013
	(in thousands)
2011 Senior Credit Facility	$1,342,165	$1,345,987
Other	213	1,112
Total debt	$1,342,378	$1,347,099
Less: current maturities	(4,740)	(5,443)
Total long-term debt	$1,337,638	$1,341,656
At December 31, 2014, the Company's future annual principal payments on long-term debt were as follows:

Years Ending December 31,	Senior Credit Facility (*)	Other	Total
	(in thousands)
2015	$4,550	$190	$4,740
2016	4,550	23	4,573
2017	4,550	—	4,550
2018	4,550	—	4,550
2019	1,327,250	—	1,327,250
Total future principal payments	$1,345,450	$213	$1,345,663
(*) Future principal payments include the unamortized original issuance discount of $3.3 million, which is recorded as a reduction to long-term debt.
The Company's net interest expense was as follows:

	For the year ended December 31,
	2014	2013	2012
	(in thousands)
Senior Credit Facility:
Term Loan	$44,427	$42,020	$41,216
Revolver	682	680	533
Early extinguishment of debt	—	5,712	1,343
Deferred financing fees amortization	1,000	2,087	3,920
Mortgage and other interest expense	123	159	168
Amortization of original issuance discount	729	2,625	404
Interest income	(253)	(254)	(28)
Interest expense, net	$46,708	$53,029	$47,556
The following is a summary of the Company's debt:
Senior Credit Facility.    In March 2011, General Nutrition Centers, Inc. ("Centers"), a wholly owned subsidiary of Holdings, entered into the Senior Credit Facility, consisting of the Term Loan Facility and the Revolving Credit Facility. As of December 31, 2014, the Company believes that it is in compliance with all covenants under the Senior Credit Facility. As of December 31, 2014,

GNC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$1.1 million of letters of credit were pledged under the $130 million Revolving Credit Facility. The Senior Credit Facility permits the Company to prepay a portion or all of the outstanding balance without incurring penalties (except London Interbank Offering Rate ("LIBOR") breakage costs). GNC Corporation, the Company's indirect wholly owned subsidiary ("GNC Corporation"), and Centers' existing and future domestic subsidiaries have guaranteed Centers' obligations under the Senior Credit Facility. In addition, the Senior Credit Facility is collateralized by first priority pledges (subject to permitted liens) of substantially all of Centers' assets, including its equity interests and the equity interests of its domestic subsidiaries.
On August 1, 2012, Centers amended the Senior Credit Facility to, among other amendments, provide additional commitments of $200 million for incremental term loans. In October 2012, Centers entered into an amendment to the Senior Credit Facility that included changes to ABR, LIBOR, and Applicable Margin rates. Specifically, as amended, the facility allowed the Company to borrow at a rate per annum equal to (A) the sum of (i) the greater of (a) the prime rate (as publicly announced by JPMorgan Chase Bank, N.A. as its prime rate in effect), (b) the federal funds effective rate plus 0.50%, (c) one month adjusted LIBOR plus 1.0% and (d) 2.25% with respect to the Revolving Credit Facility and 2.00% with respect to the Term Loan Facility plus (ii) the applicable margin of 2.0% with respect to the Revolving Credit Facility and 1.75% with respect to the Term Loan Facility or (B) the sum of (i) the greater of (a) adjusted LIBOR or (b) 1.25% with respect to Revolving Credit Facility and 1.00% with respect to Term Loan Facility plus (ii) an applicable margin of 3.0% for amounts borrowed under the Revolver Credit Facility and 2.75% with respect to amounts outstanding under the Term Loan Facility. As of December 31, 2012, the Company's interest rate on its Senior Credit Facility was 3.75%, as a result of the interest rate minimum requirement as described above.
During the fourth quarter of 2013, Centers amended and restated the Senior Credit Facility to, among other amendments, increase the size of the Term Loan Facility by $252.5 million, increase the amount available for borrowings under the Revolving Credit Facility from $80 million to $130 million, extend the Revolving Credit Facility maturity date to March 2017, and extend the maturity of the Term Loan Facility to March 2019. The amendment also included changes to ABR, LIBOR, and Applicable Margin rates. Specifically, the Company may, at its option, borrow at a rate per annum equal to (A) the sum of (i) the greater of (a) the prime rate (as publicly announced by JPMorgan Chase Bank, N.A. as its prime rate in effect), (b) the federal funds effective rate plus 0.50%, (c) one month adjusted LIBOR plus 1.0% or (d) 1.75% plus (ii) the margin of 1.25% with respect to borrowings under the Revolving Credit Facility and 1.5% with respect to amounts outstanding under the Term Loan Facility or (B) the sum of (i) the greater of (a) adjusted LIBOR or (b) 0.75% plus (ii) the applicable margin of 2.25% with respect to borrowings under the Revolving Credit Facility and 2.5% with respect to amounts outstanding under the Term Loan Facility. As of December 31, 2014 and 2013, the Company's interest rate on its Senior Credit Facility was 3.25%, as a result of the interest rate minimum requirement as described above. As of December 31, 2014 and 2013, the outstanding letter of credit fee was 2.50%, and the commitment fee on the undrawn portion of the Revolving Credit Facility was 0.5%.
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
The following table presents the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2014 by level within the fair value hierarchy:

GNC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 9. FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS (Continued)

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$43,365	$—	$—
Other long-term assets	$—	$7,814	$—
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
The actual and estimated fair values of the Company's financial instruments were as follows:

	December 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Cash and cash equivalents	$133,834	$133,834	$226,217	$226,217
Receivables, net	136,361	136,361	144,833	144,833
Franchise notes receivable, net	17,722	17,722	10,163	10,163
Accounts payable	129,064	129,064	135,164	135,164
Long-term debt (including current portion)	1,342,378	1,288,683	1,347,099	1,343,732
The carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate their respective fair values because of the short maturities of these instruments. Based on the interest rates currently available and their underlying risk, the carrying value of the franchise notes receivable approximates its fair value. As considerable judgment is required to determine these estimates, changes in the assumptions or methodologies may have an effect on these estimates. The Company determined the estimated fair value of its debt by using Level 2 inputs, which consist of the instrument's trading value in markets that are not active.
NOTE 10. LONG-TERM LEASE OBLIGATIONS
The Company enters into operating leases covering its retail store locations. The Company is the primary lessor of the majority of all leased retail store locations and sublets applicable locations to individual franchisees. The leases generally provide for an initial term of between five and ten years, and may include renewal options for varying terms thereafter. The leases require minimum monthly rental payments and a pro rata share of landlord allocated common operating expenses. The majority of retail leases also require additional rentals based on a percentage of sales in excess of specified levels. According to the individual lease specifications, real estate taxes, insurance and other related costs may be included in the rental payment or charged in addition to rent. Other lease expenses relate to and include distribution facilities, transportation equipment, data processing equipment and automobiles.
As the Company is the primary lessee for the majority of the franchise store locations, it is ultimately liable for the lease payments to the landlord. The Company makes the payments to the landlord directly, and then bills the franchisee for reimbursement

GNC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of this cost. If a franchisee defaults on its sub-lease and its sub-lease is terminated, the Company has in the past converted, and expects in the future to, convert any such franchise store into a company-owned store and fulfill the remaining lease obligation.
The composition of the Company's rental expense included the following components:

	Year ended December 31,
	2014	2013	2012
	(in thousands)
Company-owned and franchised retail stores:
Rent on long-term operating leases, net of sublease income	$147,673	$137,076	$126,411
Landlord related taxes	21,247	19,552	18,399
Common operating expenses	37,284	34,978	33,589
Percent rent	22,185	23,943	23,276
Total company-owned and franchised retail stores rent expense	228,389	215,549	201,675
Truck fleet	—	4,491	5,350
Other	15,606	13,484	13,401
Total rental expense	$243,995	$233,524	$220,426
Rent expense on long-term operating leases was recorded net of sublease income of $41.7 million, $37.7 million and $35.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Minimum future obligations for non-cancelable operating leases with initial or remaining terms of at least one year in effect at December 31, 2014 were as follows:

	Company-Owned Retail Stores	Franchise Retail Stores	Other	Sublease Income	Total
	(in thousands)
2015	$137,259	$30,004	$6,217	$(30,004)	$143,476
2016	119,713	25,546	5,383	(25,546)	125,096
2017	96,317	19,996	4,040	(19,996)	100,357
2018	69,339	13,438	1,735	(13,438)	71,074
2019	43,944	7,016	1,473	(7,016)	45,417
Thereafter	98,648	11,003	11,630	(11,003)	110,278
Total future obligations	$565,220	$107,003	$30,478	$(107,003)	$595,698
NOTE 11. COMMITMENTS AND CONTINGENCIES
Litigation
The Company is engaged in various legal actions, claims and proceedings arising in the normal course of business, including claims related to breach of contracts, products liabilities, intellectual property matters and employment-related matters resulting from the Company's business activities.
The Company records accruals for outstanding legal matters when it believes it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. The Company evaluates, on a quarterly basis, developments in legal matters that could affect the amount of any accrual and developments that would make a loss contingency both probable and reasonably estimable. If a loss contingency is not both probable and estimable, the Company does not establish an accrued liability. Currently, none of the Company's accruals for outstanding legal matters are material individually or in the aggregate to the Company's financial position. However, if the Company ultimately is required to make a payment in connection with an adverse outcome in any of the matters discussed below, it is possible that it could have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

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
As of December 31, 2014, there were 73 pending lawsuits related to Hydroxycut in which the Company had been named: 67 individual, largely personal injury claims and six putative class action cases, generally inclusive of claims of consumer fraud, misrepresentation, strict liability and breach of warranty. In May 2013, the parties to the individual personal injury cases signed a Master Settlement Agreement, under which the Company is not required to make any payments. Settlement payments are being made exclusively by Iovate and dismissals are expected to be entered in these actions in the near term. The parties in the consolidated class actions reached a settlement, which was approved by the Court on October 20, 2014 and which does not require the Company to make any payments. Following final resolution of the individual personal injury cases and the settlement of the consolidated class action suits, all of the Hydroxycut claims currently pending against the Company will be resolved without any payment by the Company.
DMAA/Aegeline Claims.    Prior to December 2013, the Company sold products manufactured by third parties that contained derivatives from geranium known as 1.3-dimethylpentylamine/ dimethylamylamine/13-dimethylamylamine, or "DMAA," which were recalled from the Company's stores in November 2013, and/or Aegeline, a compound extracted from bael trees. As of December 31, 2014, the Company was named in 21 lawsuits involving products containing DMAA, including 18 personal injury cases and three putative class action cases.
As a general matter, the proceedings associated with the personal injury cases, which generally seek indeterminate money damages, are in the early stages, and any losses that may arise from these matters are not probable or reasonably estimable at this time. The Company is contractually entitled to indemnification by its third-party vendors with regard to these matters, although the Company’s ability to obtain full recovery in respect of any such claims against it is dependent upon the creditworthiness of the vendors and/or their insurance coverage and the absence of any significant defenses available to its insurer.
The Company previously was named in a third putative class action case in the United States District Court for the Disctrict of New Jersey, which was dismissed with prejudice in December 2014. The two remaining class action claims were consolidated

GNC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 11. COMMITMENTS AND CONTINGENCIES (Continued)

and, in October 2014, the United States District Court for the Northern District of Florida preliminarily a settlement agreement among the parties. A final hearing with regard to the proposed settlement, which does not require any payment by the Company, currently is scheduled for February 26, 2015.
California Wage and Break Claim.    On November 4, 2008, 98 plaintiffs filed individual claims against the Company in the Superior Court of the State of California for the County of Orange, which was removed to the U.S. District Court, Central District of California on February 17, 2009. Each of the plaintiffs had previously been a member of a purported class in a lawsuit filed against the Company in 2007 and resolved in September 2009. The plaintiffs allege that they were not provided all of the rest and meal periods to which they were entitled under California law, and further allege that the Company failed to pay them split shift and overtime compensation to which they were entitled under California law. The plaintiffs also allege derivative claims for inaccurate wage statements, failure to pay wages due at termination, and penalty claims under the California Labor Code. In June 2013, a trial was conducted with respect to the claims of seven of the plaintiffs. The jury returned a verdict in favor of the Company on all claims submitted to the jury, and the Court entered an order in favor of the Company on the one claim submitted to the Court. The claims of five other plaintiffs have been resolved and the claims of eighty-six plaintiffs remain, with respect to which discovery is ongoing. As any losses that may arise from these matters are not probable or reasonably estimable at this time, no liability has been accrued in the accompanying financial statements.
On July 21, 2011, Charles Brewer, on behalf of himself and all others similarly situated, sued General Nutrition Corporation in federal court, alleging state and federal wage and hour claims (U.S. District Court, Northern District of California, Case No. 11CV3587). On October 7, 2011, plaintiff filed an eight-count amended complaint alleging, inter alia, meal, rest break and overtime violations. On October 21, 2011, the Company filed a motion to dismiss the complaint and on December 14, 2011 the court dismissed count six (the federal overtime claim) giving plaintiffs an opportunity to amend the complaint within thirty days. On January 13, 2012, plaintiff filed a Second Amended complaint. On September 18, 2012, Plaintiff filed a Motion for Conditional Certification and on January 7, 2013, the Court conditionally certified a Fair Labor Standards Act class with respect to one of Plaintiff's claims. As any losses that may arise from these matters are not probable or reasonably estimable at this time, no liability has been accrued in the accompanying financial statements.
On February 29, 2012, former Senior Store Manager, Elizabeth Naranjo, individually and on behalf of all others similarly situated sued General Nutrition Corporation in the Superior Court of the State of California for the County of Alameda (Case No. RG 12619626). The complaint contains eight causes of action, alleging, inter alia, meal, rest break, and overtime violations. As any losses that may arise from these matters are not probable or reasonably estimable at this time, no liability has been accrued in the accompanying financial statements.
FLSA Matters. On June 29, 2010, Dominic Vargas and Anne Hickok, on behalf of themselves and all others similarly situated, sued General Nutrition Corporation and the Company in federal court (U.S. District Court, Western District of Pennsylvania, Case No. 2:05-mc-02025). The two-count complaint alleged, generally, that plaintiffs were required to perform work on an uncompensated basis and that the Company failed to pay overtime for such work. The parties to the case reached a tentative settlement on December 3, 2014. The settlement remains subject to Court approval.
Jason Olive v. General Nutrition Corp. In April 2012, Jason Olive filed a complaint in the Superior Court of California, County of Los Angeles (Case No. BC482686), for misappropriation of likeness in which he alleges that the Company continued to use his image in stores after the expiration of the license to do so in violation of common law and California statutes. Mr. Olive is seeking compensatory, punitive and statutory damages and attorneys’ fees and costs. The trial in this matter previously scheduled for December 2014 was postponed and no new trial date has been set. As of December 31, 2014, an immaterial liability has been accrued in the accompanying financial statements.
Commitments
In addition to operating leases obtained in the normal course of business, the Company maintains certain purchase commitments with various vendors to ensure its operational needs are fulfilled. As of December 31, 2014, such future purchase commitments consisted of $2.4 million. Other commitments related to the Company's business operations cover varying periods of time and are not significant. All of these commitments are expected to be fulfilled with no adverse consequences to the Company's operations or financial condition.
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
NOTE 12. PREFERRED STOCK
Holdings is authorized to issue up to 60.0 million shares of preferred stock, par value $0.001 per share. No shares of preferred stock were issued or outstanding as of December 31, 2014 and 2013.
NOTE 13. EARNINGS PER SHARE
The following table represents the Company's basic and dilutive weighted average shares:

	Year ended December 31,
	2014	2013	2012
	(in thousands)
Basic weighted average shares	90,493	96,481	103,503
Effect of dilutive employee stock-based compensation awards	425	902	1,408
Diluted weighted averages shares	90,918	97,383	104,911
For the years ended December 31, 2014, 2013 and 2012, the Company had immaterial amounts of shares from unexercised stock options that were not included in the computation of diluted earnings per share because the impact of applying the treasury stock method to these options was anti-dilutive.
NOTE 14. STOCK-BASED COMPENSATION PLANS
The Company has outstanding stock-based compensation awards that were granted by the compensation committee of Holdings' Board of Directors (the "Compensation Committee") under the following two stock-based employee compensation plans:

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
Up to 8.5 million shares of common stock may be issued under the 2011 Stock Plan (subject to adjustment to reflect certain transactions and events specified in the 2011 Stock Plan for any award grant), of which 5.9 million shares remain available for issuance as of December 31, 2014. If any award granted under the 2011 Stock Plan expires, terminates or is cancelled without having been exercised in full, the number of shares underlying such unexercised award will again become available for awards under the 2011 Stock Plan. The total number of shares of common stock available for awards under the 2011 Stock Plan will be reduced by (i) the total number of stock options or stock appreciation rights exercised, regardless of whether any of the shares of common stock underlying such awards are not actually issued to the participant as the result of a net settlement, and (ii) any shares of common stock used to pay any exercise price or tax withholding obligation. In addition, the number of shares of common stock that are subject to restricted stock, performance shares or other stock-based awards that are not subject to the appreciation of the value of a share of common stock ("Full Share Awards") that may be granted under the 2011 Stock Plan is limited by counting shares granted pursuant to such awards against the aggregate share reserve as 1.8 shares for every share granted. If any stock option, stock appreciation right or other stock-based award that is not a Full Share Award is cancelled, expires or terminates unexercised for any reason, the shares covered by such awards will again be available for the grant of awards under the 2011 Stock Plan. If any shares of common stock that are subject to restricted stock, performance shares or other stock-based awards that are Full Share Awards are forfeited for any reason, 1.8 shares of common stock will again be available for the grant of awards under the 2011 Stock Plan.
The Company utilizes the Black Scholes model to calculate the fair value of options under both the 2011 Stock Plan and the 2007 Stock Plan. The resulting compensation cost is recognized in the Company's financial statements over the option vesting period. The Company recognized $5.9 million, $7.8 million and $4.8 million of non-cash compensation expense relating to all stock-based awards for the years ended December 31, 2014, 2013 and 2012, respectively. At December 31, 2014, there was approximately $6.5 million of total unrecognized compensation cost related to non-vested stock-based compensation for all awards previously made that are expected to be recognized over a weighted average period of approximately 1.6 years.
During the year ended December 31, 2014, the total intrinsic value of options exercised was $13.9 million and the total amount of cash received from the exercise of options was $22.2 million. The total tax impact associated with all awards for the year ended December 31, 2014 resulted in an excess tax benefit of $3.7 million, which was recorded to paid-in-capital.
During the year ended December 31, 2013, the total intrinsic value of options exercised was $44.6 million and the total amount of cash received from the exercise of options was $14.6 million. The total tax impact associated with all awards for the year ended December 31, 2013 resulted in an excess tax benefit of $15.4 million, which was recorded to paid-in-capital.
During the year ended December 31, 2012, the total intrinsic value of options exercised was $101.8 million and the total amount of cash received from the exercise of options was $26.0 million. The total tax impact associated with all awards for the year ended December 31, 2012 resulted in an excess benefit of $37.5 million, which was recorded to paid-in-capital.
The following table sets forth a summary of stock options under all plans for the year ended December 31, 2014:

GNC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 14. STOCK-BASED COMPENSATION PLANS (Continued)

	Total Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2013	1,887,154	$24.14
Granted	202,606	$34.20
Exercised	(970,444)	$22.78
Forfeited	(372,783)	$29.03
Outstanding at December 31, 2014	746,533	$26.19	5.9	$15,505

Exercisable at December 31, 2014	286,136	$21.24	4.5	$7,359
The weighted average fair value of options granted during 2014, 2013 and 2012 was $11.08, $16.16, and $10.38, respectively.
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
The assumptions used in the Company's Black Scholes valuation related to stock option grants made during each period below were as follows:

Year ended December 31,
	2014	2013	2012
Dividend yield	1.5% - 1.9%	1.0% - 1.4%	1.2%-1.4%
Expected option life	6.3 years	4.8 years	4.8-5.0 years
Volatility factor percentage of market price	37.6% - 37.9%	35.9% - 40.5%	40.0%-40.7%
Discount rate	1.7% - 1.9%	0.7% - 1.4%	0.6% - 0.9%

GNC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 14. STOCK-BASED COMPENSATION PLANS (Continued)

The following table sets forth a summary of restricted stock awards granted under the 2011 Stock Plan and related information for the year ended December 31, 2014:

	Restricted Stock	Weighted Average Grant- Date Fair Value
Outstanding at December 31, 2013	114,981	$25.16
Granted	10,404	$36.52
Vested	(34,342)	$30.50
Forfeited	(58,889)	$23.58
Outstanding at December 31, 2014	32,154	$26.03
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
The following table sets forth a summary of restricted stock units and performance stock units granted under the 2011 Stock Plan and related information for the year ended December 31, 2014:

	Time Vesting Restricted Stock Units	Weighted Average Grant- Date Fair Value	Performance Vesting Restricted Stock Units	Weighted Average Grant- Date Fair Value
Outstanding at December 31, 2013	141,298	$40.81	55,366	$45.94
Granted	158,231	$43.83	130,798	$44.62
Vested	(28,032)	$37.31	—	$—
Forfeited	(180,970)	$43.25	(144,508)	$45.12
Outstanding at December 31, 2014	90,527	$42.30	41,656	$44.64
NOTE 15. RETIREMENT PLANS
The Company sponsors a 401(k) defined contribution savings plan covering substantially all employees. Full time employees who have completed 30 days of service and part time employees who have completed 1000 hours of service are eligible to participate in the plan. The plan provides for employee contributions of 1% to 80% of individual compensation into deferred savings, subject to IRS limitations. The plan provides for Company contributions upon the employee meeting the eligibility requirements. The Company match consists of both a fixed and a discretionary match which is based on a specified financial target for all participants in the plan. The fixed match is 50% on the first 3% of the salary that an employee defers and the discretionary match could be up to an additional 50% match on the 3% deferral. A discretionary match can be approved at any time by the Company.
An employee becomes vested in the Company match portion as follows:

Years of Service	Percent Vested
0-1	0%
1-2	33%
2-3	66%
3+	100%

GNC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 15. RETIREMENT PLANS (Continued)

The Company made cash contributions to the 401(k) plan of $1.5 million, $1.6 million and $1.5 million for the years ended December 31, 2014, 2013 and 2012, respectively. In addition, the Company made a discretionary match for the 2012 plan year of $1.5 million in February 2013, and for the 2013 plan year $0.8 million in February 2014.
The Company has a Non-qualified Executive Retirement Arrangement Plan that covers key employees. Under the provisions of this plan, certain eligible key employees are granted cash compensation, which in the aggregate was not significant for any year presented.
The Company has a Non-qualified Deferred Compensation Plan that provides benefits payable to certain qualified key employees upon their retirement or their designated beneficiaries upon death. This plan allows participants the opportunity to defer pretax amounts ranging from 2% to 100% of their base compensation plus bonuses. During 2014, the Company elected to match a percentage of the contributions from employees. For the year ended December 31, 2014 this contribution was $0.3 million. The Company has elected to finance any potential plan benefit obligations using corporate owned life insurance policies. All assets relating to the non-qualified deferred compensation plan are held in a rabbi trust.
NOTE 16. SEGMENTS
The Company aggregates its operating segments into three reportable segments, which include Retail, Franchising, and Manufacturing/Wholesale. The Retail reportable segment includes the Company's corporate store operations in the United States, Canada, Puerto Rico, Ireland and its websites GNC.com, Lucky Vitamin, and Discount Supplements. The Franchise reportable segment represents the Company's franchise operations, both domestically and internationally. The Manufacturing/Wholesale reportable segment represents the Company's manufacturing operations in South Carolina and the Wholesale business. This segment supplies the Retail and Franchise segments, along with various third parties, with finished products for sale. The accounting policies of the segments are the same as those described in Note 2, "Basis of Presentation and Summary of Significant Accounting Policies." The Company's chief operating decision maker evaluates segment operating results based primarily on performance indicators, including sales and operating income or loss. Operating income or loss of each reportable segment excludes certain items that are managed at the consolidated level, such as warehousing, distribution and other corporate costs. The following table represents key financial information for each of the Company's reportable segments.

GNC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 16. SEGMENTS (Continued)

The following table represents key financial information of the Company's segments:

	Year ended December 31,
	2014	2013	2012
	(in thousands)
Revenue:
Retail	$1,939,150	$1,926,770	$1,785,001
Franchise	432,828	436,917	406,297
Manufacturing/Wholesale:
Intersegment revenues	244,329	269,488	263,177
Third party	241,176	263,074	236,874
Sub total Manufacturing/Wholesale	485,505	532,562	500,051
Sub total segment revenues	2,857,483	2,896,249	2,691,349
Elimination of intersegment revenues	(244,329)	(269,488)	(263,177)
Total revenue	$2,613,154	$2,626,761	$2,428,172
Operating income:
Retail	$348,952	$362,658	$349,150
Franchise	157,342	153,545	133,747
Manufacturing/Wholesale	89,921	104,709	95,462
Unallocated corporate and other costs:
Warehousing and distribution costs	(68,283)	(66,614)	(63,297)
Corporate costs	(80,634)	(81,447)	(85,296)
Transaction and restructuring related costs	—	(12,353)	(1,926)
Management realignment	(7,786)	—	—
Sub total unallocated corporate and other costs	(156,703)	(160,414)	(150,519)
Total operating income	439,512	460,498	427,840
Interest expense, net	46,708	53,029	47,556
Income before income taxes	392,804	407,469	380,284
Income tax expense	136,932	142,448	140,088
Net income	$255,872	$265,021	$240,196

GNC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 16. SEGMENTS (Continued)

	As of and for the year ended December 31
	2014	2013	2012
	(in thousands)
Depreciation and amortization:
Retail	$34,653	$30,769	$28,309
Franchise	3,020	3,004	3,052
Manufacturing / Wholesale	10,725	11,003	11,490
Corporate / Other	7,939	7,038	6,406
Total depreciation and amortization	$56,337	$51,814	$49,257
Capital expenditures:
Retail	$36,627	$34,835	$27,249
Franchise	222	229	91
Manufacturing / Wholesale	5,903	8,464	8,032
Corporate / Other	27,703	6,719	6,558
Total capital expenditures	$70,455	$50,247	$41,930
Total assets
Retail	$1,573,321	$1,483,075	$1,412,324
Franchise	511,701	522,996	506,021
Manufacturing / Wholesale	406,797	423,939	417,945
Corporate / Other	185,981	310,337	215,750
Total assets	$2,677,800	$2,740,347	$2,552,040
Total revenues by geographic areas:
United States	$2,440,836	$2,486,542	$2,310,021
Foreign	172,318	140,219	118,151
Total revenues	$2,613,154	$2,626,761	$2,428,172
Long-lived assets:
United States	$258,806	$230,666	$213,208
Foreign	9,329	8,557	8,447
Total long-lived assets	$268,135	$239,223	$221,655

GNC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 16. SEGMENTS (Continued)

Retail Revenue
The following table represents sales by general product category:

	Year ended December 31,
	2014	2013	2012
	(in thousands)
Retail Product Categories:
VMHS	$649,110	$663,625	$624,647
Sports Nutrition Products	759,819	764,908	686,208
Diet Products	193,830	198,834	192,335
Other Wellness Products	110,594	92,123	105,827
Other Retail Revenue (*)	225,797	207,280	175,984
Total Retail Revenue	$1,939,150	$1,926,770	$1,785,001

(*) Includes foreign sales that are presented in total and not by category, as product sales for foreign operations are managed in local currency. Also includes Lucky Vitamin, Discount Supplements, and The Health Store sales, as categories are not consistent with the point of sale categories. Also includes certain revenue adjustments that are recorded to ensure conformity with generally accepted accounting principles in the United States, including deferral of Gold Card revenue to match the membership discount period of the card, and a reserve for customer returns.
Franchise Revenue
As of December 31, 2014, the Company had over 3,200 franchise locations domestically and internationally. The Company's Franchise segment generates revenues primarily through product sales to franchisees, royalties and franchise fees. The Company enters into franchise agreements with initial terms of ten years. The Company charges franchisees three types of flat franchise fees associated with stores: initial, transfer and renewal. The initial franchise fee is payable prior to the franchise store opening as consideration for the initial franchise rights and services performed by the Company. Transfer fees are paid as consideration for the same rights and services as the initial fee and occur when a former franchisee transfers ownership of the franchise location to a new franchisee. This is typically a reduced fee compared to the initial franchise fee. The renewal franchise fee is charged to existing franchisees upon renewal of the franchise contract. This fee is similar to, but typically less than, the initial fee.
Once the franchise store is opened, transferred or renewed, the Company has no further obligations under these fees to the franchisee. Therefore, all initial, transfer and renewal franchise fee revenue is recognized in the period in which a franchise store is opened, transferred or date the contract period is renewed. The Company recognized initial franchise fees of $3.6 million, $4.9 million, and $3.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.
The following is a summary of the Company's franchise revenue by type:

	Year ended December 31,
	2014	2013	2012
	(in thousands)
Product sales	$358,247	$363,810	$339,922
Royalties	59,561	58,247	53,047
Franchise fees	7,076	7,936	6,764
Other	7,944	6,924	6,564
Total franchise revenue	$432,828	$436,917	$406,297
In addition to the Retail and Franchise revenue discussed above, Manufacturing/Wholesale sales are generated from sales of manufactured products to third parties, primarily in the VMHS product category.

GNC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17. QUARTERLY FINANCIAL INFORMATION
The following table summarizes the Company's 2014 and 2013 quarterly results:

	Three months ended (unaudited)				Year ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2014	2014	2014	2014	2014
	(In thousands, except per share amounts)
Total revenue	$674,456	$675,216	$656,326	$607,155	$2,613,154
Gross profit	253,719	258,580	247,748	220,193	980,240
Operating income	121,255	121,051	108,725	88,481	439,512
Net income	69,903	69,887	64,314	51,768	255,872
Weighted average shares outstanding:
Basic	92,975	90,414	89,814	88,824	90,493
Diluted	93,684	90,931	90,233	89,044	90,918
Earnings per share:
Basic	$0.75	$0.77	$0.72	$0.58	$2.83
Diluted	$0.75	$0.77	$0.71	$0.58	$2.81

	Three months ended (unaudited)				Year ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2013	2013	2013	2013	2013
	(In thousands, except per share amounts)
Total revenue	$664,691	$676,035	$674,501	$611,535	$2,626,761
Gross profit	256,137	255,708	253,190	225,428	990,463
Operating income	124,520	123,671	125,974	86,334	460,498
Net income	72,643	71,688	73,033	47,657	265,021
Weighted average shares outstanding:
Basic	98,997	97,428	95,183	94,636	96,481
Diluted	99,861	98,333	96,078	95,477	97,383
Earnings per share:
Basic	$0.73	$0.74	$0.77	$0.50	$2.75
Diluted	$0.73	$0.73	$0.76	$0.50	$2.72
The sum of the quarterly amounts may not equal the annual amounts due to rounding.
NOTE 18. SUBSEQUENT EVENTS
On January 29, 2015, the Company's Board of Directors authorized and declared a cash dividend for the first quarter of 2015 of $0.18 per share of common stock, payable on or about March 27, 2015 to stockholders of record as of the close of business on March 13, 2015.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
Item 9A.    CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer ("CEO"), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act has been appropriately recorded, processed, summarized and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to our management, including our CEO, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our CEO has concluded that, as of December 31, 2014, our disclosure controls and procedures are effective at the reasonable assurance level.
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
Our management, with the participation of our CEO, has assessed the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this assessment, our management has concluded that, as of December 31, 2014, our internal control over financial reporting was effective based on that framework.
Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2014, as stated in their report, which is included in Item 8, "Financial Statements and Supplementary Data" of this Annual Report.
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
Item 9B.    OTHER INFORMATION.
None.

PART III
Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information with respect to this Item will be included in our definitive Proxy Statement to be filed with respect to our 2015 Annual Meeting to be held on May 21, 2015, which is incorporated herein by reference, under the captions "Election of Directors," "Executive Officers," "Other Board Information," and "Section 16(a) Beneficial Ownership Reporting Compliance."
Item 11.    EXECUTIVE COMPENSATION
Information with respect to this Item will be included in our definitive Proxy Statement to be filed with respect to our 2015 Annual Meeting to be held on May 21, 2015, which is incorporated herein by reference, under the captions "Director Compensation," "Executive Compensation" and "Compensation Discussion and Analysis;" provided, however, that the subsection entitled "Executive Compensation—Compensation Committee Report" shall not be deemed to be incorporated by reference.
Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth information regarding outstanding option awards and shares remaining available for future issuance under each of the GNC Acquisition Holdings Inc. 2007 Stock Incentive Plan (the "2007 Stock Plan") and the GNC Holdings, Inc. 2011 Stock and Incentive Plan (the "2011 Stock Plan") as of December 31, 2014:

Plan Category(1)	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
2007 Stock Plan	154,820	$12.20	—
2011 Stock Plan	591,713	$29.86	5,941,434	(2)(3)
Total	746,533	$26.19	5,941,434
_______________________________________________________________________________

(1)	The 2007 Stock Plan and 2011 Stock Plan are the only equity compensation plans that we have adopted, and each of 2007 Stock Plan and 2011 Stock Plan has been approved by our stockholders.

(2)
Excludes 591,713 outstanding stock options as set forth in the first column, 32,154 shares of outstanding restricted stock, 90,527 shares of outstanding time vesting restricted stock units and 83,312 shares of performance vesting restricted stock units.

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

Additional information with respect to this Item will be included in our definitive Proxy Statement to be filed with respect to our 2015 Annual Meeting to be held on May 21, 2015, which is incorporated herein by reference, under the caption "Security Ownership of Certain Beneficial Owners and Management."

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.
Information with respect to this Item will be included in our definitive Proxy Statement to be filed with respect to our 2015 Annual Meeting to be held on May 21, 2015, which is incorporated herein by reference, under the captions "Certain Relationships and Related Transactions," and "Other Board Information—Director Independence."
Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.
Information with respect to this Item will be included in our definitive Proxy Statement to be filed with respect to our 2015 Annual Meeting to be held on May 21, 2015, which is incorporated herein by reference, under the caption "Ratification of Appointment of Auditors."

PART IV
Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Documents filed as part of this Annual Report:

(1)	Financial statements filed in Part II, Item 8 of this Annual Report:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets
As of December 31, 2014 and December 31, 2013

•	Consolidated Statements of Income
For the years ended December 31, 2014, 2013 and 2012

•	Consolidated Statements of Comprehensive Income
For the years ended December 31, 2014, 2013 and 2012

•	Consolidated Statements of Stockholders' Equity
For the years ended December 31, 2014, 2013 and 2012

•	Consolidated Statements of Cash Flows
For the years ended December 31, 2014, 2013 and 2012

•	Notes to Consolidated Financial Statements

(2)	Financial statement schedules:
SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF GNC HOLDINGS, INC.
GNC HOLDINGS, INC.
(Parent Company Only)
Balance Sheets
(in thousands)

	December 31,
	2014	2013
Current assets:
Cash and cash equivalents	$1	$282
Prepaids and other current assets	343	285
Total current assets	344	567
Long-term assets:
Inter-company receivable	—	1,069
Investment in subsidiaries	905,524	962,469
Total long-term assets	905,524	963,538
Total assets	$905,868	$964,105
Current liabilities:
Inter-company payable	$1,466	—
Deferred revenue and other current liabilities	189	356
Total current liabilities	1,655	356
Inter-company loan	148,170	148,170
Total liabilities	149,825	148,526
Stockholders' equity:
Class A common stock	113	112
Paid-in-capital	879,655	847,886
Retained earnings	898,574	700,108
Treasury stock, at cost	(1,018,470)	(734,482)
Accumulated other comprehensive (loss) income	(3,829)	1,955
Total stockholders' equity	756,043	815,579
Total liabilities and stockholders' equity	$905,868	$964,105

See the accompanying note to the condensed parent-only financial statements.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF GNC HOLDINGS, INC.
GNC HOLDINGS, INC.
(Parent Company Only)
Statements of Income and Comprehensive Income
(in thousands, except per share data)

	Year ended December 31,
	2014	2013	2012
Other selling, general and administrative	$1,552	$749	$2,076
Subsidiary income	(257,045)	(265,522)	(241,492)
Operating income	255,493	264,773	239,416
Interest expense, net	153	44	(12)
Income before income taxes	255,340	264,729	239,428
Income tax benefit	(532)	(292)	(768)
Net income	$255,872	$265,021	$240,196
Comprehensive income	$250,088	$263,929	$240,519
Earning per share:
Basic	$2.83	$2.75	$2.32
Diluted	$2.81	$2.72	$2.29
Dividends declared per share	$0.64	$0.60	$0.44

See the accompanying note to the condensed parent-only financial statements.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF GNC HOLDINGS, INC.
GNC HOLDINGS, INC.
(Parent Company Only)
Statements of Cash Flow
(in thousands)

	Year ended December 31,
	2014	2013	2012
NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net income	$255,872	$265,021	$240,196
Equity in income of subsidiaries	(257,045)	(265,522)	(241,492)
Dividends received	317,808	289,300	348,000
Other operating activities	2,393	1,334	421
Net cash provided by operating activities	319,028	290,133	347,125

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividend payment	(57,491)	(57,437)	(45,216)
Loan from a subsidiary	—	62,700	—
Proceeds from exercise of stock options	22,170	14,588	25,972
Repurchase of treasury stock	(283,988)	(310,582)	(359,990)
Net cash used in financing activities	(319,309)	(290,731)	(379,234)
Net decrease in cash and cash equivalents	(281)	(598)	(32,109)
Beginning balance, cash and cash equivalents	282	880	32,989
Ending balance, cash and cash equivalents	$1	$282	$880

See the accompanying note to the condensed parent-only financial statements.

GNC HOLDINGS, INC.
SCHEDULE I—NOTES TO THE CONDENSED FINANCIAL STATEMENTS (PARENT ONLY)
NOTE 1. BACKGROUND
These condensed parent company financial statements should be read in conjunction with the consolidated financial statements of GNC Holdings, Inc. and subsidiaries. The Senior Credit Facility of General Nutrition Centers, Inc. ("Centers"), a wholly owned subsidiary of GNC Holdings, Inc., contains customary covenants, including incurrence covenants and certain other limitations on the ability of GNC Corporation, Centers, and Centers' subsidiaries to, among other things, make optional payments in respect of other debt instruments, pay dividends or other payments on capital stock, and enter into arrangements that restrict their ability to pay dividends or grant liens.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
GNC Holdings, Inc. and Subsidiaries
Valuation and Qualifying Accounts
Allowance for Doubtful Accounts (1)

	Year ended December 31,
	2014	2013	2012
	(in thousands)
Balance at beginning of period	$1,890	$2,178	$2,292
Additions—charged to costs and expense	4,535	4,241	4,763
Deductions (2)	(233)	(4,529)	(4,877)
Balance at end of period	$6,192	$1,890	$2,178
_______________________________________________________________________________

(1)	Includes the total allowance for doubtful accounts for trade accounts receivable and the current and long-term franchise notes receivable.

(2)
Deductions represent accounts receivable reserve adjustments, resulting from applying our standard policy, reductions to franchise receivable reserves for franchise take-backs and customer product returns and the collection of previously reserved receivables.

Tax Valuation Allowances (3)

	Year ended December 31,
	2014	2013	2012
	(in thousands)
Balance at beginning of period	$2,727	$4,176	$5,342
Additions—charged to costs and expense	579	—	580
Deductions	(2,162)	(1,449)	(1,746)
Balance at end of period	$1,144	$2,727	$4,176

(3)
The beginning and ending balances of each prior year period presented have been revised to include the tax valuation allowance of a wholly-owned subsidiary of the Company that was previously presented net against the related deferred tax asset. This revision is not material to any of the prior year periods.

(1)	Exhibits:
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

10.25
Employment Agreement, dated as of August 4, 2015, among Michael G. Archbold, Centers and Holdings (incorporated by reference to Exhibit 10.1 to Holdings Current Report on Form 8-K (File No. 0001-35113) filed August 8, 2014.)**

10.26
Mutual General Release and Waiver, dated as of August 12, 2014, among Joseph M. Fortunato, Centers and Holdings (incorporated by reference to Exhibit 10.2 to Holdings Quarterly Report on Form 10-Q (File No. 001-35113) filed October 30, 2014.)**

10.27
Separation Agreement and Mutual General Release and Waiver, dated as of September 10, 2014, among Thomas R. Dowd, Holdings and Centers (incorporated by reference to Exhibit 10.1 to Holdings Quarterly Report on Form 10-Q (File No. 001-35113) filed October 30,214**

10.28	Separation Agreement and Mutual General Release and Waiver, dated as of November 10, 2014, among Gerald J. Stubenhofer, Holdings and Centers.***

21.1	Subsidiaries of the Registrant.*

23.1	Consent of PricewaterhouseCoopers LLP.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase
_______________________________________________________________________________
*    Filed herewith
**    Management contract or compensatory plan or arrangement of the Company required to be filed as an exhibit.

***	Management contract or compensatory plan or arrangement of the Company required to be filed as an exhibit and filed herewith.

†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment. The omitted portions have been separately filed with the SEC.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GNC HOLDINGS, INC.

By:	/s/ MICHAEL G. ARCHBOLD
Michael G. Archbold Chief Executive Officer Dated: February 17, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ MICHAEL G. ARCHBOLD
Michael G. Archbold Director, Chief Executive Officer (principal executive officer and principal financial officer) Dated: February 17, 2015

By:	/s/ PATRICK A. FORTUNE
Patrick A. Fortune Corporate Controller Dated: February 17, 2015

By:	/s/ JEFFREY P. BERGER
Jeffrey P. Berger Director Dated: February 17, 2015

By:	/s/ ALAN D. FELDMAN
Alan D. Feldman Director Dated: February 17, 2015

By:	/s/ MICHAEL F. HINES
Michael F. Hines Director Dated: February 17, 2015

By:	/s/ AMY B. LANE
Amy B. Lane Director Dated: February 17, 2015

By:	/s/ PHILIP E. MALLOTT
Philip E. Mallott Director Dated: February 17, 2015

By:	/s/ ROBERT F. MORAN
Robert F. Moran Director Dated: February 17, 2015

By:	/s/ C. SCOTT O'HARA
C. Scott O'Hara Director Dated: February 17, 2015

By:	/s/ RICHARD J. WALLACE
Richard J. Wallace Director Dated: February 17, 2015