Form 10-Q
period 2015-03-31
GNC HOLDINGS, INC.
filed 2015-04-30
CIK 1502034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of April 24, 2015, there were 86,599,899 outstanding shares of Class A common stock, par value $0.001 per share (the “common stock”), of GNC Holdings, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GNC HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(unaudited)
(in thousands)

	March 31, 2015	December 31, 2014
Current assets:
Cash and cash equivalents	$166,926	$133,834
Receivables, net	135,173	136,361
Inventories (Note 3)	554,935	569,132
Prepaids and other current assets	48,320	37,016
Total current assets	905,354	876,343
Long-term assets:
Goodwill	670,766	672,293
Brands	720,000	720,000
Other intangible assets, net	130,090	132,992
Property, plant and equipment, net	227,598	232,397
Other long-term assets	43,284	43,775
Total long-term assets	1,791,738	1,801,457
Total assets	$2,697,092	$2,677,800
Current liabilities:
Accounts payable	$153,066	$129,064
Current portion of long-term debt (Note 4)	4,693	4,740
Deferred revenue and other current liabilities	120,362	106,539
Total current liabilities	278,121	240,343
Long-term liabilities:
Long-term debt (Note 4)	1,336,663	1,337,638
Deferred tax liabilities, net	283,162	282,842
Other long-term liabilities	60,977	60,934
Total long-term liabilities	1,680,802	1,681,414
Total liabilities	1,958,923	1,921,757
Contingencies (Note 6)
Stockholders’ equity:
Common stock	114	113
Paid-in capital	882,175	879,655
Retained earnings	946,047	898,574
Treasury stock, at cost	(1,081,027)	(1,018,470)
Accumulated other comprehensive loss	(9,140)	(3,829)
Total stockholders’ equity	738,169	756,043
Total liabilities and stockholders’ equity	$2,697,092	$2,677,800

The accompanying notes are an integral part of the consolidated financial statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(unaudited)
(in thousands, except per share amounts)

	Three months ended March 31,
	2015	2014
Revenue	$670,247	$674,456
Cost of sales, including warehousing, distribution and occupancy	420,814	420,737
Gross profit	249,433	253,719
Selling, general and administrative	139,768	134,612
Other expense (income), net	60	(2,148)
Operating income	109,605	121,255
Interest expense, net (Note 4)	11,515	11,531
Income before income taxes	98,090	109,724
Income tax expense (Note 9)	34,820	39,821
Net income	$63,270	$69,903
Earnings per share:
Basic	$0.72	$0.75
Diluted	$0.72	$0.75
Weighted average common shares outstanding:
Basic	87,865	92,975
Diluted	88,105	93,684
Dividends declared per share	$0.18	$0.16

The accompanying notes are an integral part of the consolidated financial statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands)

	Three months ended March 31,
	2015	2014
Net income	$63,270	$69,903
Other comprehensive loss:
Foreign currency translation adjustments	(5,311)	(781)
Comprehensive income	$57,959	$69,122

The accompanying notes are an integral part of the consolidated financial statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands)

	Common Stock		Treasury Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
	Shares	Dollars
Balance at December 31, 2014	88,335	$113	$(1,018,470)	$879,655	$898,574	$(3,829)	$756,043
Comprehensive income (loss)	—	—	—	—	63,270	(5,311)	57,959
Repurchase of treasury stock	(1,394)	—	(62,557)	—	—	—	(62,557)
Common stock dividends	—	—	—	—	(15,797)	—	(15,797)
Conversions to common stock	49	1	—	1,215	—	—	1,216
Non-cash stock-based compensation	—	—	—	1,305	—	—	1,305
March 31, 2015	86,990	$114	$(1,081,027)	$882,175	$946,047	$(9,140)	$738,169

Balance at December 31, 2013	93,989	$112	$(734,482)	$847,886	$700,108	$1,955	$815,579
Comprehensive income (loss)	—	—	—	—	69,903	(781)	69,122
Repurchase of treasury stock	(3,159)	—	(150,000)	—	—	—	(150,000)
Common stock dividends	—	—	—	—	(14,643)	—	(14,643)
Conversions to common stock	81	1	—	2,409	—	—	2,410
Non-cash stock-based compensation	—	—	—	2,077	—	—	2,077
Balance at March 31, 2014	90,911	$113	$(884,482)	$852,372	$755,368	$1,174	$724,545

The accompanying notes are an integral part of the consolidated financial statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three months ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$63,270	$69,903
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	14,430	13,428
Amortization of debt costs	463	448
Increase in provision for inventory losses	5,281	4,303
Gain on sale of company-owned stores to franchisees	(338)	(2,283)
Decrease (increase) in receivables	1,597	(6,514)
Decrease (increase) in inventory	5,661	(17,833)
(Increase) decrease in prepaid and other assets	(10,978)	5,989
Increase in accounts payable	22,482	21,925
Increase in deferred revenue and other liabilities	12,976	28,926
Other operating activities	2,093	4,340
Net cash provided by operating activities	116,937	122,632

Cash flows from investing activities:
Capital expenditures	(7,519)	(12,849)
Other investing activities	273	12
Net cash used in investing activities	(7,246)	(12,837)

Cash flows from financing activities:
Dividends paid to shareholders	(15,756)	(14,555)
Payments on long-term debt	(1,199)	(1,676)
Proceeds from exercised stock options	896	1,499
Excess tax benefits from stock-based compensation	320	911
Repurchase of treasury stock	(60,773)	(150,000)
Net cash used in financing activities	(76,512)	(163,821)

Effect of exchange rate on cash and cash equivalents	(87)	463
Net decrease in cash and cash equivalents	33,092	(53,563)
Beginning balance, cash and cash equivalents	133,834	226,217
Ending balance, cash and cash equivalents	$166,926	$172,654

The accompanying notes are an integral part of the consolidated financial statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES
Condensed Notes to the Unaudited Consolidated Financial Statements

NOTE 1.  NATURE OF BUSINESS

GNC Holdings, Inc., a Delaware corporation (“Holdings,” and collectively with its subsidiaries and, unless the context requires otherwise, its and their respective predecessors, the “Company”), is a global specialty retailer of health and wellness products, including vitamins, minerals and herbal supplements, sports nutrition products, diet products and other wellness products.

The Company is vertically integrated, as its operations consist of purchasing raw materials, formulating and manufacturing products and selling the finished products through its three segments: Retail, Franchising and Manufacturing/Wholesale. Corporate retail store operations are located in the United States, Canada, Puerto Rico and beginning with the acquisition of THSD d/b/a The Health Store ("The Health Store") in 2014, Ireland. In addition, the Company offers products domestically through GNC.com, LuckyVitamin.com, www.drugstore.com, and beginning with the acquisition of A1 Sports Limited d/b/a DiscountSupplements in 2013, internationally through www.discountsupplements.co.uk. Franchise stores are located in the United States and more than 50 other countries (including distribution centers where retail sales are made). The Company operates its primary manufacturing facilities in South Carolina and distribution centers in Arizona, Indiana, Pennsylvania and South Carolina. The Company manufactures the majority of its branded products, but also merchandises various third-party products. Additionally, the Company licenses the use of its trademarks and trade names.

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

NOTE 2.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements, which have been prepared in accordance with the applicable rules of the Securities and Exchange Commission, include all adjustments (consisting of a normal and recurring nature) that management considers necessary to fairly state the Company's results of operations, financial position and cash flows. The December 31, 2014 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2014. Interim results are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2015.

Correction of Immaterial Error. During the quarter ended March 31, 2015, the Company identified a $2.8 million error relating to prior periods in the calculation of the portion of the accrued payroll liability relating to certain amounts paid to store employees. The impact of this error was not material to any prior period. In addition, the cumulative impact of the correction was not material to the Company's consolidated financial statements for the quarter ended March 31, 2015. Consequently, the Company has corrected the error in the current period by increasing selling, general and administrative expense on the consolidated statement of income and deferred revenue and other current liabilities on the consolidated balance sheet by $2.8 million. The impact to net income was a decrease of $1.8 million for the three months ended March 31, 2015. This correction had no impact on cash flow from operations for the current period.

Revision. Certain amounts in the consolidated financial statements for prior year periods have been revised to conform to the current period's presentation with no impact on previously reported operating income, net income or stockholders' equity. Specifically, the gains resulting from the sales of company-owned stores are presented in "Other expense (income), net" on the consolidated statements of income and the related cash proceeds are presented in "Other investing activities" as an investing cash inflow on the consolidated statements of cash flows. These gains were previously presented in “Gross profit” on the consolidated statements of income with the related cash proceeds being presented as an operating activity in the consolidated statements of cash flows. Certain other amounts in the consolidated financial statements of prior year periods have been revised to conform to the current period’s presentation. None of these revisions are material to prior periods.

Recent Accounting Pronouncements. In June 2014, the FASB issued accounting standard update ("ASU") 2014-12, which updates guidance on performance stock awards. The update states that for any award that has a performance target that affects vesting and that could be achieved after the requisite period, that performance target should still be treated as a performance condition. This standard is effective for fiscal years beginning after December 15, 2015. The Company is currently evaluating the impact this guidance will have on the consolidated financial statements but does not expect the effect to be material.

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

NOTE 3.  INVENTORIES

The net carrying value of inventories consisted of the following:

	March 31, 2015	December 31, 2014
	(in thousands)

Finished product ready for sale	$479,937	$501,027
Work-in-process, bulk product and raw materials	67,782	60,911
Packaging supplies	7,216	7,194
Total inventory	$554,935	$569,132

NOTE 4.  LONG-TERM DEBT / INTEREST EXPENSE

Long-term debt consisted of the following:

	March 31, 2015	December 31, 2014
	(in thousands)

Term Loan Facility	$1,341,213	$1,342,165
Other	143	213
Total debt	1,341,356	1,342,378
Less: current maturities	(4,693)	(4,740)
Long-term debt	$1,336,663	$1,337,638

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

 For each of the three month periods ended March 31, 2015 and 2014, net interest expense was approximately $11.5 million, the substantial majority of which consisted of interest on outstanding borrowings under the Term Loan Facility. Interest under the Term Loan Facility and the Revolving Credit Facility is based on variable rates. At March 31, 2015 and December 31, 2014, the interest rate under the Term Loan Facility was 3.25%. The Revolving Credit Facility was undrawn and had outstanding letters of credit of $1.1 million at March 31, 2015 and December 31, 2014. At March 31, 2015 and December 31, 2014, the commitment fee on the undrawn portion of the Revolving Credit Facility was 0.5%, and the fee on outstanding letters of credit was 2.50%. As of March 31, 2015, the Company is in compliance with all covenants under the Senior Credit Facility.

NOTE 5.  FINANCIAL INSTRUMENTS

At March 31, 2015 and December 31, 2014, the Company’s financial instruments consisted of cash and cash equivalents, receivables, franchise notes receivable, accounts payable, accrued liabilities and long-term debt. The carrying amount of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximates their respective fair values because of the short maturities of these instruments. Based on the interest rates currently available and their underlying risk, the carrying value of the franchise notes receivable approximates their respective fair values. These fair values are reflected net of reserves for uncollectible amounts. As considerable judgment is required to determine these estimates and assumptions, changes in the assumptions or methodologies may have an effect on these estimates.

The Company determined the estimated fair values of its debt by using currently available market information. The fair value measurement for debt utilizes Level 2 inputs on the fair value hierarchy, which are defined as observable inputs such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, other inputs that are observable, or can be corroborated by observable market data. The actual and estimated fair values of the Company’s financial instruments are as follows:

	March 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)

Cash and cash equivalents	$166,926	$166,926	$133,834	$133,834
Receivables, net	135,173	135,173	136,361	136,361
Franchise notes receivable, net	17,247	17,247	17,722	17,722
Accounts payable	153,066	153,066	129,064	129,064
Long-term debt (including current portion)	1,341,356	1,336,326	1,342,378	1,288,683

NOTE 6.  CONTINGENCIES

Litigation

The Company is engaged in various legal actions, claims and proceedings arising in the normal course of business, including claims related to breach of contracts, products liabilities, intellectual property matters and employment-related matters resulting from the Company's business activities.

The Company records accruals for outstanding legal matters when it believes it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. The Company evaluates, on a quarterly basis, developments in legal matters that could affect the amount of any accrual and developments that would make a loss contingency both probable and reasonably estimable. If a loss contingency is not both probable and estimable, the Company does not establish an accrued liability. If the Company ultimately is required to make a payment exceeding amounts accrued in connection with an adverse outcome in any of the matters discussed below, it is possible that it could have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

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

As of March 31, 2015, there were 76 pending lawsuits related to Hydroxycut in which the Company had been named: 70 individual, largely personal injury claims and six putative class action cases, generally inclusive of claims of consumer fraud, misrepresentation, strict liability and breach of warranty. In May 2013, the parties to the individual personal injury cases signed a Master Settlement Agreement, under which the Company is not required to make any payments. Settlement payments are being made exclusively by Iovate and dismissals are expected to be entered in these actions in the near term. The parties in the consolidated class actions reached a settlement, which was approved by the Court on October 20, 2014 and which does not require the Company to make any payments. Following final resolution of the individual personal injury cases and the settlement of the consolidated class action suits, all of the Hydroxycut claims currently pending against the Company will be resolved without any payment by the Company.

DMAA / Aegeline Claims.  Prior to December 2013, the Company sold products manufactured by third parties that contained derivatives from geranium known as 1.3-dimethylpentylamine/dimethylamylamine/13-dimethylamylamine, or “DMAA,” which were recalled from its stores in November 2013, and/or Aegeline, a compound extracted from bael trees.

As of March 31, 2015, the Company was named in 31 personal injury lawsuits involving products containing DMAA and/or Aegeline. As a general matter, the proceedings associated with these cases, which generally seek indeterminate money damages, are in the early stages, and any liabilities that may arise from these matters are not probable or reasonably estimable at this time. The Company is contractually entitled to indemnification by its third-party vendor with regard to these matters, although the Company’s ability to obtain full recovery in respect of any such claims against it is dependent upon the creditworthiness of the vendor and/or its insurance coverage and the absence of any significant defenses available to its insurer.

One of the personal injury suits in which the Company is named, Leanne Sparling and Michael Sparling on behalf of Michael Sparling, deceased v. USPLabs, GNC Corporation, et al., Superior Court of California, County of San Diego (Case No. 2013-00034663-CU-PL-CTL), filed February 13, 2013, is the subject of pending motion for summary judgment filed by the Company and is scheduled for trial in June 2015. Additionally, the Company previously was named in three putative class action cases in the United States District Court for the District of New Jersey, one of which was dismissed with prejudice in December 2014. The two remaining class action claims were consolidated and, in February 2015, the United States District Court for the Northern District of Florida approved a settlement agreement among the parties, which does not require any payment by the Company.

California Wage and Break Claims.    In November 2008, 98 plaintiffs filed individual claims against the Company in the Superior Court of the State of California for the County of Orange, which was removed to the U.S. District Court, Central District of California in February 2009. Each of the plaintiffs had previously been a member of a purported class in a lawsuit filed against the Company in 2007 and resolved in September 2009. The plaintiffs alleged that they were not provided all of the rest and meal periods to which they were entitled under California law, and further alleged that the Company failed to pay them split shift and overtime compensation to which they were entitled under California law. The plaintiffs also alleged derivative claims for inaccurate wage statements, failure to pay wages due at termination, and penalty claims under the California Labor Code. In June 2013, a trial was conducted with respect to the claims of seven of the plaintiffs. The jury returned a verdict in favor of the Company on all claims submitted to the jury, and the Court entered an order in favor of the Company on the one claim submitted to the Court. A number of other plaintiffs were dismissed from the action pursuant to stipulation and/or Court order. The remaining plaintiffs entered into a settlement agreement with the Company in December 2014 and the Court subsequently entered a final order dismissing the action with prejudice.
In July 2011, Charles Brewer, on behalf of himself and all others similarly situated, sued General Nutrition Corporation in federal court, alleging state and federal wage and hour claims (U.S. District Court, Northern District of California, Case No. 11CV3587). In October 2011, plaintiff filed an eight-count amended complaint alleging, inter alia, meal, rest break and overtime violations on behalf of sales associates and assistant store managers, and the Company filed a motion to dismiss the complaint. In January 2013, the Court conditionally certified a Fair Labor Standards Act class with respect to one of Plaintiff's claims, and in November 2014, the Court granted in part and denied in part Plaintiff’s Motion to Certify a California class, and granted Defendant’s Motion for Decertification of FLSA Collective Action.  A mediation conducted in April 2015 was unsuccessful in resolving the Plaintiff's claims. As of March 31, 2015, an immaterial liability has been accrued in the accompanying financial statements.
In February 2012, former Senior Store Manager, Elizabeth Naranjo, individually and on behalf of all others similarly situated sued General Nutrition Corporation in the Superior Court of the State of California for the County of Alameda (Case No. RG 12619626). The complaint contains eight causes of action, alleging, inter alia, meal, rest break, and overtime violations. In October 2014, the Court granted Plaintiff’s Motion to Certify a Class of approximately 900 current and former managers.  A mediation conducted in April 2015 was unsuccessful in resolving the Plaintiff's claims. As of March 31, 2015, an immaterial liability has been accrued in the accompanying financial statements.
FLSA Matters.    In June 2010, Dominic Vargas and Anne Hickok, on behalf of themselves and all others similarly situated, sued General Nutrition Corporation and the Company in federal court (U.S. District Court, Western District of Pennsylvania, Case No. 2:05-mc-02025). The two-count complaint alleged, generally, that plaintiffs were required to perform work on an uncompensated basis and that the Company failed to pay overtime for such work. The parties have settled the plaintiffs' claims for an immaterial amount.
Jason Olive v. General Nutrition Corp. In April 2012, Jason Olive filed a complaint in the Superior Court of California, County of Los Angeles (Case No. BC482686), for misappropriation of likeness in which he alleges that the Company continued to use his image in stores after the expiration of the license to do so in violation of common law and California statutes. Mr. Olive is seeking compensatory, punitive and statutory damages and attorneys’ fees and costs. The trial in this matter previously scheduled for December 2014 was postponed and no new trial date has been set. As of March 31, 2015, an immaterial liability has been accrued in the accompanying financial statements.

Environmental Compliance

In March 2008, the South Carolina Department of Health and Environmental Control (the "DHEC") requested that the Company investigate contamination associated with historical activities at its South Carolina facility. These investigations have identified chlorinated solvent impacts in soils and groundwater that extend offsite from the facility. The Company entered into a Voluntary Cleanup Contract with the DHEC regarding the matter on September 24, 2012. Pursuant to such contract, the Company is completing additional investigations with the DHEC's approval. At this stage of the investigation, however, it is not possible to estimate the timing and extent of any remedial action that may be required, the ultimate cost of remediation, or the amount of the Company's potential liability, therefore no liability is recorded.

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

NOTE 7.  STOCK-BASED COMPENSATION PLANS AND SHARE REPURCHASE PROGRAM

Stock and Incentive Plans

The Company has outstanding stock-based compensation awards that were granted by the Compensation and Organizational Development Committee (the “Compensation Committee”) of Holdings’ board of directors (the "Board") under the following two stock-based employee compensation plans:

•	the GNC Holdings, Inc. 2011 Stock and Incentive Plan (the “2011 Stock Plan”); and

•	the GNC Acquisition Holdings Inc. 2007 Stock Incentive Plan (as amended, the “2007 Stock Plan”).

Additionally, as of April 2, 2015, the Board, upon recommendation of the Compensation Committee, adopted the GNC Holdings, Inc. 2015 Stock and Incentive Plan (the "2015 Stock Plan"), subject to stockholder approval.

Each plan allows for the grant of stock options, restricted stock and other stock-based awards to eligible employees, directors, consultants or advisers as determined by the Compensation Committee. Stock options under the 2007 Stock Plan and 2011 Stock Plan were granted with exercise prices at or above fair market value on the date of grant, typically vest over a four- or five-year period, and expire seven or ten years from the date of grant.

The Company will grant future awards under the 2015 Stock Plan, under which approximately 9 million shares are authorized for grant, subject to stockholder approval thereof. Up to 8.5 million shares of common stock were authorized for issuance under the 2011 Stock Plan, of which 5.4 million shares remained available for issuance as of March 31, 2015.

Stock-Based Compensation Activity

During the quarter ended March 31, 2015, the Company granted the following share-based compensation awards (in thousands):

Time-based stock options	29
Time-based restricted stock awards	118
Performance-based restricted stock	98
Total	245

Time-based stock options vest 25% per year over a period of four years and the fair value was determined using a Black-Scholes-Merton model. Time-based restricted stock awards vest 33.3% per year over a period of three years. Performance-based restricted stock vests at the end of a three-year performance period, based on the Company's achievement of pre-determined earnings per share and revenue growth targets; based on the extent to which the targets are achieved, vested shares may range from 0% to 200% of the original target grant. The unrecognized compensation cost related to performance-based stock will be adjusted as necessary to reflect changes in probability that the vesting criteria will be achieved. The above awards will result in compensation expense of $10.4 million, net of expected forfeitures, over the four-year service period assuming the performance-based units vest at 100% of the original target award.

The Company recognized $1.3 million and $2.1 million of total non-cash stock-based compensation expense for the three months ended March 31, 2015 and 2014, respectively. At March 31, 2015, there was approximately $15.8 million of total unrecognized compensation cost related to non-vested stock-based compensation for all awards previously made that are expected to be recognized over a weighted average period of approximately 2.0 years.

Share Repurchase Program

In August 2014, the Board approved a multi-year program to repurchase up to an aggregate of $500.0 million of Holdings' common stock. Holdings repurchased $62.6 million of common stock (including $1.8 million purchased at the end of March which cash settled in April) during the three months ended March 31, 2015 and has utilized $155.6 million of the current repurchase program. As of March 31, 2015, $344.4 million remains available for purchase under the program.

NOTE 8.  SEGMENTS

The Company aggregates its operating segments into three reportable segments, which include Retail, Franchising, and Manufacturing/Wholesale. The Retail reportable segment includes the Company's corporate store operations in the United States, Canada, Puerto Rico, Ireland and its websites GNC.com, LuckyVitamin.com, and DiscountSupplements.co.uk. The Franchise reportable segment represents the Company's franchise operations, both domestically and internationally. The Manufacturing/Wholesale reportable segment represents the Company's manufacturing operations in South Carolina and the Wholesale business. This segment supplies the Retail and Franchise segments, along with various third parties, with finished products for sale. The Company's chief operating decision maker evaluates segment operating results based primarily on performance indicators, including revenue and operating income. Operating income of each reportable segment excludes certain items that are managed at the consolidated level, such as warehousing, distribution and other corporate costs. The following table represents key financial information for each of the Company's reportable segments.

	Three months ended March 31,
	2015	2014
	(in thousands)
Revenue:
Retail	$503,466	$508,998
Franchise	111,257	103,514
Manufacturing/Wholesale:
Intersegment revenues	66,254	68,758
Third-party	55,524	61,944
Subtotal Manufacturing/Wholesale	121,778	130,702
Subtotal segment revenues	736,501	743,214
Elimination of intersegment revenues	(66,254)	(68,758)
Total revenue	$670,247	$674,456
Operating income:
Retail	$92,362	$94,746
Franchise	39,683	39,581
Manufacturing/Wholesale	21,122	23,511
Unallocated corporate and other costs:
Warehousing and distribution costs	(17,785)	(15,934)
Corporate costs	(25,777)	(20,649)
Subtotal unallocated corporate and other costs	(43,562)	(36,583)
Total operating income	109,605	121,255
Interest expense, net	11,515	11,531
Income before income taxes	$98,090	$109,724

NOTE 9.  INCOME TAXES

The Company recognized $34.8 million of income tax expense (or 35.5% of pre-tax income) during the three months ended March 31, 2015 compared to $39.8 million (or 36.3% of pre-tax income) for the same period in 2014. The decrease in the tax rate is principally due to changes in reserves for state uncertain tax positions of $0.8 million.

At March 31, 2015 and December 31, 2014, the Company had $11.0 million and $11.7 million of unrecognized tax benefits, respectively, excluding interest and penalties. As of March 31, 2015, the Company is not aware of any tax positions for which it is reasonably possible that the amounts of unrecognized tax benefits will significantly increase or decrease within the next 12 months. The amount of unrecognized tax benefits excluding interest and penalties that, if recognized, would affect the effective tax rate is approximately $11.0 million. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company had accrued approximately $4.0 million and $4.2 million at March 31, 2015 and December 31, 2014, respectively, for potential interest and penalties associated with uncertain tax positions. To the extent interest and penalties are not assessed with respect to the ultimate settlement of uncertain tax positions, amounts previously accrued will be reversed as a reduction to income tax expense.

The Company files a consolidated U.S. federal tax return and various consolidated and separate tax returns as prescribed by the tax laws of the state, local and international jurisdictions in which it operates. The Company’s 2010 and 2011 federal income tax returns have been examined by the Internal Revenue Service. The Internal Revenue Service closed the examination without making any material adjustments to the returns. The Company has various state, local and international jurisdiction tax years open to possible examination (the earliest open period is 2010), and the Company also has certain state and local jurisdictions currently under audit.

NOTE 10. SUBSEQUENT EVENTS

On April 29, 2015, the board of directors authorized and declared a cash dividend for the second quarter of 2015 of $0.18 per share of common stock, payable on or about June 26, 2015 to stockholders of record as of the close of business on June 12, 2015.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.

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

All forward-looking statements, including, without limitation, our examination of historical operating trends, are based upon our current expectations and various assumptions. We believe there is a reasonable basis for our expectations and beliefs, but they are inherently uncertain. We may not realize our expectations, and our beliefs may not prove correct. Actual results could differ materially from those described or implied by such forward-looking statements. The following uncertainties and factors, among others (including, but not limited to, those we describe under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014), could affect future performance and cause actual results to differ materially from those matters expressed in or implied by forward-looking statements:

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

Business Overview

We are a global specialty retailer of health and wellness products. We derive our revenues principally from product sales through our company-owned stores and online through GNC.com, LuckyVitamin.com, and DiscountSupplements.co.uk, domestic and international franchise activities and sales of products manufactured in our facilities to third parties. We sell products through a worldwide network of more than 8,900 locations operating under the GNC brand name.

In April 2014, the Company acquired THSD d/b/a The Health Store (“The Health Store”), a small chain based in Dublin, Ireland.

Executive Overview

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
During the first quarter of 2015, we realized the following positive outcomes:

•
in our retail segment, product gross margin improved as compared to the prior year quarter and operating income as a percentage of segment revenue increased from 18.6% in the prior year quarter to 18.9% in the current quarter excluding the impact of the correction of an immaterial error as explained in Item 1, "Financial Statements," Note 2, "Basis of Presentation";

•	we increased our company-owned store count 19 net new stores; and

•	our franchise segment revenue increased 7.5% with an increase in domestic franchising revenue of 20.9%.

However, while our business remains profitable and we continue to generate strong cash flow, with approximately 95% of our company-owned stores' cash flow exceeding our weighted average cost of capital, we also faced significant challenges to our strategy and our business during 2014 and the first quarter of 2015, including increased competition, marketing results that did not meet with our expectations and year-over-year declines in same store sales. Therefore, with respect to our results for the quarter ended March 31, 2015 as compared to the quarter ended March 31, 2014:

•	our total revenue decreased 0.6%, with a decrease in operating income of 9.6%;

•
our company-owned domestic same store sales decreased 4.1%, which includes a 12.0% decrease in sales by our GNC.com business, which contributed to retail segment revenue decreasing by 1.1%, with a decrease in operating income of 2.5%;

•
international franchise revenue decreased 12.5% with a decrease in operating income of 3.5%. While, we added 71 net new international franchise stores from March 31, 2014 to March 31, 2015, we experienced a net decrease of 18 stores during the first quarter of 2015; and

•	sales decreased in our wholesale/manufacturing segment by 10.4% due to lower contract manufacturing in the current quarter, and operating income decreased 10.2%.

Ultimately, for the three months ended March 31, 2015, we generated net cash from operating activities of $116.9 million, repurchased $60.8 million in common stock, and paid $15.8 million in common stock dividends.

Revenues and Operating Performance from our Segments

We measure our operating performance primarily through revenues and operating income from our three segments, Retail, Franchise and Manufacturing/Wholesale, and through the management of unallocated costs from our warehousing, distribution and corporate segments.

•	Retail: Retail revenues are generated by sales to consumers at our company-owned stores and online through our websites, GNC.com, LuckyVitamin.com, and DiscountSupplements.co.uk.

•	Franchise: Franchise revenues are generated primarily by:

(1)	product sales to our franchisees;

(2)	royalties on franchise retail sales; and

(3)	franchise fees, which we charge for initial franchise awards, renewals and transfers of franchises.

Although we do not anticipate the number of our domestic franchise stores to grow substantially, we expect to achieve domestic franchise store revenue growth generally in line with our domestic retail business, which we expect to generate from royalties on franchise retail sales and product sales to our existing franchisees. As a result of our efforts to expand our international presence and provisions in our international franchising agreements requiring franchisees to open additional stores, we have increased our international store base in recent years and expect to continue to increase the number of our international franchise stores over the next five years. We believe this will result in additional franchise fees associated with new store openings and increased revenues from product sales to, and royalties from, new franchisee stores. Since our international franchisees pay royalties to us in U.S. dollars, any strengthening of the U.S. dollar relative to our franchisees’ local currency may offset some of the growth in royalty revenue.

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

A significant portion of our business infrastructure is comprised of fixed operating costs. Our vertically integrated distribution network, manufacturing capacity, and ability to outsource production can support higher sales volume. We opened a fourth domestic distribution center in October 2014. This distribution center is located near Whitestown, Indiana, and we believe that it will provide incremental distribution capacity sufficient for the foreseeable future.

The following trends and uncertainties in our industry could affect our operating performance:

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

Results of Operations

The following information presented for the three months ended March 31, 2015 and 2014 was prepared by management, is unaudited, and was derived from our unaudited consolidated financial statements and accompanying notes. In the opinion of management, all adjustments necessary for a fair statement of our financial position and operating results for such periods and as of such dates have been included.

As discussed in Note 8, “Segments,” to our unaudited consolidated financial statements, we evaluate segment operating results based on several indicators. The primary key performance indicators are revenues and operating income for each segment. Revenues and operating income, as evaluated by our chief operating decision maker, exclude certain items that are managed at the consolidated level, such as warehousing, distribution costs and other corporate costs. The following discussion compares the revenues and the operating income or loss by segment, as well as those items excluded from the segment totals.

Same store sales reflects the percentage change in same store sales in the period presented compared to the prior year period. Same store sales are calculated on a daily basis for each store and exclude the net sales of a store for any period if the store was not open during the same period of the prior year. We also include internet sales, as generated only through GNC.com and www.drugstore.com, in our domestic company-owned same store sales calculation. When a store’s square footage has been changed as a result of reconfiguration or relocation in the same mall or shopping center, the store continues to be treated as a same store. If, during the period presented, a store was closed, relocated to a different mall or shopping center, or converted to a franchise store or a company-owned store, sales from that store up to and including the closing day or the day immediately preceding the relocation or conversion are included as same store sales as long as the store was open during the same period of the prior year. We exclude from the calculation sales during the period presented that occurred on or after the date of relocation to a different mall or shopping center or the date of a conversion.

Results of Operations

(Expressed as a percentage of total consolidated revenue)

	For the three months Ended March 31,
	2015	2014
Revenues:
Retail	75.1%	75.5%
Franchise	16.6%	15.3%
Manufacturing / Wholesale	8.3%	9.2%
Total net revenues	100.0%	100.0%
Operating expenses:
Cost of sales, including warehousing, distribution and occupancy	62.8%	62.4%
Selling, general and administrative	20.9%	20.0%
Other expense (income), net	—%	-0.3%
Total operating expenses	83.6%	82.0%
Operating income:
Retail	13.8%	14.0%
Franchise	5.9%	5.9%
Manufacturing / Wholesale	3.2%	3.5%
Unallocated corporate and other costs:
Warehousing and distribution costs	-2.7%	-2.4%
Corporate costs	-3.8%	-3.1%
Subtotal unallocated corporate and other costs	-6.5%	-5.4%
Total operating income	16.4%	18.0%
Interest expense, net	1.7%	1.7%
Income before income taxes	14.6%	16.3%
Income tax expense	5.2%	5.9%
Net income	9.4%	10.4%

Note: The columns may not add due to rounding.

The following table summarizes our stores for the periods indicated:

	Three Months Ended March 31,
	2015	2014
Company-owned stores:
Beginning of period balance	3,497	3,342
New store openings	21	41
Franchise conversions (a)	7	8
Store closings (b)	(9)	(13)
End of period balance	3,516	3,378
Franchised stores:
Domestic
Beginning of period balance	1,070	1,012
Store openings (b)	10	24
Store closings (c)	(9)	(10)
End of period balance	1,071	1,026
International
Beginning of period balance	2,140	2,024
Store openings	19	39
Store closings	(37)	(12)
End of period balance	2,122	2,051
Store-within-a-store (Rite Aid):
Beginning of period balance	2,269	2,215
Store openings	9	10
Store closings	(1)	(2)
End of period balance	2,277	2,223
Total Stores	8,986	8,678

(a)	Represents stores that were acquired from franchisees and subsequently converted into company-owned stores.

(b)	Includes company-owned store locations sold to franchisees.

(c)	Includes franchise stores closed and acquired by us.

Comparison of the Three Months Ended March 31, 2015 and 2014

Revenues

Our consolidated net revenues decreased $4.3 million, or 0.6%, to $670.2 million for the three months ended March 31, 2015 compared to $674.5 million for the same period in 2014. The decrease was the result of decreased sales in both our Retail and Manufacturing/Wholesale segments, partially offset by increased sales in the Franchise segment.

Retail.  Revenues in our Retail segment decreased $5.5 million, or 1.1%, to $503.5 million for the three months ended March 31, 2015 compared to $509.0 million for the same period in 2014, due primarily to negative domestic retail same store sales, which includes sales from GNC.com, of 4.1%. This decrease in revenue was partially offset by a net increase in our company-owned stores of 138 from 3,378 at March 31, 2014 to 3,516 at March 31, 2015, which includes 19 new Canadian stores and 10 new stores as a result of the acquisition of The Health Store.

Franchise. Revenues in our Franchise segment increased $7.8 million, or 7.5%, to $111.3 million for the three months ended March 31, 2015 compared to $103.5 million for the same period in 2014. Despite a decrease in domestic franchise same store sales of 1.5% quarter-over-quarter, domestic franchise revenue increased $12.9 million, or 20.9%, primarily due to increased third-party wholesale product sales and an increase in the number of franchise stores from 1,026 at March 31, 2014 to 1,071 at March 31, 2015. International franchise revenue decreased by $5.2 million, or 12.5%, for the three months ended March 31, 2015, compared to the same period in 2014, primarily due to lower product sales, particularly due to regulatory and macro-economic factors in several key international franchise markets. Our international franchisees have reported a 1.1% same store sales decrease quarter-over quarter on a local currency basis; however, excluding the impact of our franchise stores located in Venezuela (which represented 0.1% of retail sales of our international franchisees in the current quarter compared to 3.7% in the prior year quarter) same store sales increased 1.1%. Partially offsetting the decrease in revenue was an increase in our international franchise store base by 71 stores to 2,122 at March 31, 2015, compared to 2,051 at March 31, 2014.

Manufacturing/Wholesale. Revenues in our Manufacturing/Wholesale segment, which includes third-party sales from our manufacturing facilities in South Carolina, as well as wholesale sales to Rite Aid, PetSmart, Sam’s Club and www.drugstore.com, decreased by $6.4 million, or 10.4%, to $55.5 million for the three months ended March 31, 2015 compared to $61.9 million for the same period in 2014. Third-party contract manufacturing sales from our South Carolina manufacturing plant decreased $9.7 million, or 28.3%, to $24.7 million for the three months ended March 31, 2015 compared to $34.4 million for the same period in 2014. This was partially offset by an increase in wholesale revenue of $3.3 million, or 12.0%.

Cost of Sales

Cost of sales, which includes product costs, costs of warehousing and distribution and occupancy costs, increased $0.1 million to $420.8 million for the three months ended March 31, 2015 compared to $420.7 million for the same period in 2014. Cost of sales, as a percentage of net revenue, was 62.8% and 62.4% for the quarter ended March 31, 2015 and 2014, respectively. Improved product gross margin was offset by occupancy expense deleveraging associated with negative same store sales.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses, including compensation and related benefits, advertising and promotion, amortization and other expenses, increased $5.2 million, or 3.8%, to $139.8 million for the three months ended March 31, 2015 compared to $134.6 million for the same period in 2014. These expenses, as a percentage of net revenue, were 20.9% and 20.0% for the three months ended March 31, 2015 and 2014, respectively. During the current quarter, the Company recorded an increase to a legal accrual and a decrease in bad debt expense associated with a reduction in the previously established allowance associated with certain of our international franchisees based on cash collected, together which resulted in an increase to SG&A expense of $1.8 million. In addition, SG&A expenses increased $3.4 million principally related to an increase in compensation and related benefits to support an increased store base, and $2.8 million relating to the correction of an immaterial error as further explained Item 1, "Financial Statements," Note 2, "Basis of Presentation.” Partially offsetting these increases to SG&A expenses was a decrease in advertising of $4.8 million from $16.9 million for the prior year quarter to $12.1 million in the current quarter.

Other expense (income), net

Other expense (income), net, which includes the gain on sale of company-owned stores to franchisees and foreign currency (gain) loss, decreased $2.2 million to a loss of $0.1 million for the three months ended March 31, 2015 compared to a gain of $2.1 million for the same period in 2014. The decrease in other expense (income), net was a result of fewer conversions of corporate stores to franchise stores for the three months ended March 31, 2015 compared to the same period in 2014.

Operating Income

As a result of the foregoing, consolidated operating income decreased $11.7 million, or 9.6%, to $109.6 million for the three months ended March 31, 2015 compared to $121.3 million for the same period in 2014. Operating income, as a percentage of net revenue, was 16.4% and 18.0% for the three months ended March 31, 2015 and 2014, respectively.

Retail. Operating income decreased $2.3 million, or 2.5%, to $92.4 million for the three months ended March 31, 2015 compared to $94.7 million for the same period in 2014. Operating income as a percentage of segment revenue was 18.3% in the current quarter compared to 18.6% in the prior year quarter. The current quarter includes a reduction to operating income associated with the correction of an immaterial error as explained in Item 1, "Financial Statements," Note 2, "Basis of Presentation." Excluding this item, operating income increased by 0.4%, and was 18.9% as a percentage of segment revenue in the current quarter. The increase compared to the prior year quarter was a result of improved product gross margin and lower advertising and promotion expense, partially offset by expense deleverage associated with negative same store sales.

Franchise. Operating income increased $0.1 million, or 0.3%, to $39.7 million for the three months ended March 31, 2015 compared to $39.6 million for the same period in 2014. Operating income was 35.7% of segment revenue in the current quarter compared to 38.2% in the prior year quarter. A gain of $0.3 million was recorded in the three months ended March 31, 2015 from the conversion of two company-owned stores to franchise stores compared to a gain of $2.3 million in the prior year quarter resulting from the conversion of six company-owned stores to franchise stores. Excluding these conversions and the impact of a decrease in the previously established allowance for bad debt expense associated with international franchisees, the decrease in operating income as a percentage of segment revenue was primarily due to third-party wholesale product sales representing a higher portion of segment revenue.

Manufacturing/Wholesale. Operating income decreased $2.4 million, or 10.2%, to $21.1 million for the three months ended March 31, 2015 compared to $23.5 million for the same period in 2014.  Operating income as a percentage of segment revenue was flat year-over-year at 38.0%.

Warehousing and distribution costs. Unallocated warehousing and distribution costs increased $1.9 million, or 11.6%, to $17.8 million for the three months ended March 31, 2015 compared to $15.9 million for the same period in 2014. The increase was due in part to an increase in depreciation expense related to the new distribution center located in Whitestown, Indiana.

Corporate costs. Corporate overhead costs increased $5.2 million to $25.8 million for the three months ended March 31, 2015 compared to $20.6 million for the same period in 2014 principally due to an increase in a legal accrual.

Interest Expense, net

Interest expense was flat year-over-year at $11.5 million in each of the three months ended March 31, 2015 and March 31, 2014.

Income Tax Expense

We recognized $34.8 million of income tax expense (or 35.5% of pre-tax income) during the three months ended March 31, 2015 compared to $39.8 million (or 36.3% of pre-tax income) for the same period in 2014. The decrease in our tax rate is principally due to due to changes in reserves for state uncertain tax positions.

Net Income

As a result of the foregoing, consolidated net income decreased $6.6 million to $63.3 million for the three months ended March 31, 2015 compared to $69.9 million for the same period in 2014.

Diluted Earnings Per Share

Diluted earnings per share decreased 4.0% from $0.75 for the three months ended March 31, 2014 to $0.72 for the same period in 2015 due to a 9.5% decrease in net income, partially offset by a 6.0% decrease in the weighted average diluted shares outstanding as a result of the share repurchase program.

Liquidity and Capital Resources

At March 31, 2015, we had $166.9 million in cash and cash equivalents and $627.2 million in working capital, compared with $133.8 million in cash and cash equivalents and $636.0 million in working capital at December 31, 2014. The $8.8 million decrease in our working capital was primarily driven by an increase in accounts payable and a decrease in inventory levels partially offset by an increase in cash.

We expect to fund our operations through internally generated cash and, if necessary, from borrowings under our $130.0 million revolving credit facility (the "Revolving Credit Facility").  At March 31, 2015, we had $128.9 million available under the Revolving Credit Facility, after giving effect to $1.1 million utilized to secure letters of credit.

We expect our primary uses of cash in the near future will be for capital expenditures, working capital requirements, and funding share repurchases and any quarterly dividends to stockholders that are approved by our board of directors.

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

Cash Provided by Operating Activities

Cash provided by operating activities decreased by $5.7 million from $122.6 million in the three months ended March 31, 2014 to $116.9 million in the three months ended March 31, 2015 primarily due to reduced operating performance and higher tax payments in the current quarter, partially offset by lower inventory balances.

Cash Used in Investing Activities

Cash used in investing activities was $7.2 million and $12.8 million for the three months ended March 31, 2015 and 2014, respectively. Capital expenditures, which were primarily for new stores and improvements to our retail stores and in 2014 our distribution center in Whitestown, Indiana, were $7.5 million and $12.8 million for the three months ended March 31, 2015 and 2014, respectively.

We expect capital expenditures to be approximately $50.0 million in 2015, which includes costs associated with growing our domestic square footage. We anticipate funding our 2015 capital requirements with cash flows from operations and, if necessary, borrowings under the Revolving Credit Facility.

Cash Used in Financing Activities

For the three months ended March 31, 2015, cash used in financing activities was $76.5 million, primarily consisting of the repurchase of an aggregate of $60.8 million in shares of common stock under the repurchase program and dividends paid to Holdings’ stockholders of $15.8 million.

For the three months ended March 31, 2014, cash used in financing activities was $163.8 million, primarily consisting of the repurchase of an aggregate of $150.0 million shares of common stock under a repurchase program and dividends paid to Holdings’ stockholders of $14.6 million.

In August 2014, our board of directors authorized a multi-year program to repurchase up to an aggregate of $500.0 million of our Class A common stock (the "common stock"). We have utilized $155.6 million of the current repurchase program (including $1.8 million purchased at the end of March which cash settled in April) and $344.4 million remains available for purchase under the program.

On April 29, 2015, the board of directors authorized and declared a cash dividend for the second quarter of 2015 of $0.18 per share of common stock, payable on or about June 26, 2015 to stockholders of record as of the close of business on June 12, 2015.

Contractual Obligations

There are no material changes in our contractual obligations as disclosed in our Annual Report on Form  10-K for the year ended December 31, 2014.

Critical Accounting Estimates

There have been no material changes to the application of critical accounting policies and significant judgments and estimates since those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Recent Accounting Pronouncements

Refer to Item 1, "Financial Statements," Note 2, "Basis of Presentation."

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes to our market risk since December 31, 2014. For a discussion of our exposure to market risk, refer to Part II, Item 7A "Quantitative and Qualitative Disclosures About Market Risk" of our December 31, 2014 Annual Report on Form 10-K.
Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act has been appropriately recorded, processed, summarized and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our CEO and CFO have concluded that, as of March 31, 2015, our disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal controls over financial reporting that occurred during the last fiscal quarter, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1.   Legal Proceedings

DMAA / Aegeline Claims. Prior to December 2013, we sold products manufactured by third parties that contained derivatives from geranium known as 1.3-dimethylpentylamine/ dimethylamylamine/13-dimethylamylamine, or “DMAA,” which were recalled from our stores in November 2013, and/or Aegeline, a compound extracted from bael trees.  As of March 31, 2015, we were named in the following 31 personal injury lawsuits involving products containing DMAA and/or Aegeline:

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

•
Mereane Carlisle, Charles Paio, Chanelle Valdez, Janice Fevella, and Christine Mariano v. USPLabs, LLC et al., United States District Court for the District of Hawaii (Case No. CV14-00029), filed January 23, 2014

•
Nichole Davidson, William Dumlao, Gina Martin, Lee Ann Miranda, Yuka Colescott, Sherine Cortinas, and Shawna Nishimoto v. USPLabs, LLC et al., United States District Court for the District of Hawaii (Case No. CV14-00364), filed August 15, 2014

•
Rodney Ofisa, Christine Mosca, Margaret Kawamoto as guardian for Jane Kawamoto (a minor), Ginny Pia, Kimberlynne Tom, Faituitasi Tuioti, Ireneo Rabang, and Tihane Laupola v. USPLabs, LLC et al., United States District Court of the District of Hawaii (Case No. CV14-00365), filed August 15, 2014

•
Palani Pantoham, Deborah Cordiero, J. Royal Kanamu, Brent Pascua, Christie Shiroma, Justan Chun, Kasey Grace, and Adam Miyasoto v. USPLabs, LLC et al., United States District Court for the District of Hawaii (Case No. CV14-00366), filed August 15, 2014

•
Keahi Pavoa, Derek Kamiya, as personal representative of the Estate of Sonnette Marras, Gary Powell, on behalf of and as conservator for M.P.C.F.S.M., a minor child, R.P.O.C.S.S.M., a minor child, M.P.C.I.H.S.M., a minor child, M.K.C.S.M., a minor child, Michael Soriano, and Lance Taniguchi v. USPLabs, LLC, et al., United States District Court for the District of Hawaii (Case No. CV14-00367), filed August 15, 2014

•	Ka Wing Tsui and John McCutchen v. USPLabs, LLC et al., California Superior Court, Los Angeles County (Case No. BC 559542), filed October 3, 2014

•	Phetsimone Senevoravong v. USPLabs, LLC et al., U.S. District Court for the Northern District of Ohio (Case No. 1:14 cv 2419), filed October 31, 2014

•
Dennis Balila, Melinda Jean Collins, Janice Samson, Mia Fagley, Clayton Goo, Joliana Kurtz and Mae Kwan v. USPLabs, LLC et al., California Superior Court, San Diego County (Case No. 37-2015-00008455), filed March 13, 2015

•	Cuong Bahn, Ismael Flores, Chue Xiong, Leilani Groden, Trudy Jenkins, and Mary Hess v. USPLabs, LLC et al., California Superior Court, Orange County (Case No. 30-2015-00776749), filed March 12, 2015

•
Alexis Billones, Austin Ashworth, Karen Litre, Nancy Murray, Wendy Ortiz, Edward Pullen, and Corazon Vu v. USPLabs, LLC et al., California Superior Court, Los Angeles County (Case No. BC575264), filed March 13, 2015

•
Asofiafia Morales, Richard Ownes, Lynn Campbell, Joseph Silzgy, Delphone Smith-Dean, Nicole Stroud, Barrett Mincey and Amanda Otten v. USPLabs, LLC et al., California Superior Court, Los Angeles County (Case No. BC575262), filed March 13, 2015

•
Laurie Nadura, Angela Abril-Guthmiller, Sarah Rogers, Jennifer Apes, Ellen Beedie, Edmundo Cruz, and Christopher Almanza v. USPLabs, LLC et al., California Superior Court, Monterey County (Case No. M131321), filed March 13, 2015

•
Cynthia Noveda, Demetrio Moreno, Mee Yang, Tiffone Parker, Christopher Tortal, David Patton and Raymon Riley v. USPLabs, LLC et al., California Superior Court, San Diego County (Case No. 37-2015-00008404), filed March 13, 2015

•
Johanna Stussy, Lai Uyeno, Gwenda Tuika-Reyes, Zeng Vang, Kevin Williams, and Kristy Williams v. USPLabs, LLC, et al., California Superior Court, Santa Clara County (Case No. 115CV78045), filed March 13, 2015

•
Natasiri Tali, Tram Dobbs, Mauela Reyna-Perez, Kimberly Turvey, Meagan Van Dyke, Hang Nga Tran, Shea Steard, and Jimmy Tran v. USPLabs, LLC et al., California Superior Court, Los Angeles County (Case No. BC575263), filed March 13, 2015

•
Issam Tnaimou, Benita Rodriguez, Marcia Rouse, Marcel Macy, Joseph Worley, Joanne Zgrezepski, Crystal Franklin, Deanne Fry, and Caron Jones, in her own right, o/b/h Joshua Jones and o/b/o Joshua Jones and o/

b/o The Estate of James Jones v. USPLabs, LLC et al., California Superior Court, Monterey County (Case No. M131322), filed March 13, 2015.

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

Other Legal Proceedings.    For additional information regarding certain other legal proceedings to which the Company is a party, see Note 6, "Contingencies" to the accompanying financial statements.

Item 1A.   Risk Factors

There have been no material changes to the disclosures relating to this item from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth information regarding Holdings’ purchases of shares of common stock during the quarter ended March 31, 2015:

	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs

January 1 to January 31, 2015	33,920	$42.97	33,920	$405,303,698
February 1 to February 28, 2015	493,312	$42.33	493,312	$384,410,487
March 1 to March 31, 2015	867,458	$46.08	867,458	$344,419,138
Total	1,394,690	$44.68	1,394,690

(1)
In August 2014, we announced that our board of directors approved a multi-year share repurchase program pursuant to which we were authorized to purchase up to an aggregate of $500.0 million shares of common stock during the 24 month period ending August 31, 2016 (the “Repurchase Program”). Other than purchases in connection with the Repurchase Program as set forth in the table above, we made no purchases of shares of common stock for the quarter ended March 31, 2015.

(2)	Excludes commission of $0.02 per share.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Item 4 is not applicable.

Item 5.  Other Information

None.

Item 6.   Exhibits

Exhibit
No.	Description
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the persons undersigned thereunto duly authorized.

GNC HOLDINGS, INC.
(Registrant)

/s/ Michael G. Archbold
Date: April 30, 2015	Michael G. Archbold
Chief Executive Officer
(Principal Executive Officer)

/s/ Tricia K. Tolivar
Date: April 30, 2015	Tricia K. Tolivar
Chief Financial Officer
(Principal Financial Officer)