Form 10-Q
period 2015-06-30
GNC HOLDINGS, INC.
filed 2015-07-30
CIK 1502034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 24, 2015, there were 84,977,589 outstanding shares of Class A common stock, par value $0.001 per share (the “common stock”), of GNC Holdings, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GNC HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(unaudited)
(in thousands)

	June 30, 2015	December 31, 2014
Current assets:
Cash and cash equivalents	$100,778	$133,834
Receivables, net	138,397	136,361
Inventory (Note 3)	566,554	569,132
Prepaids and other current assets	42,176	37,016
Total current assets	847,905	876,343
Long-term assets:
Goodwill	672,891	672,293
Brands	720,000	720,000
Other intangible assets, net	128,006	132,992
Property, plant and equipment, net	227,373	232,397
Other long-term assets	42,388	43,775
Total long-term assets	1,790,658	1,801,457
Total assets	$2,638,563	$2,677,800
Current liabilities:
Accounts payable	$144,975	$129,064
Current portion of long-term debt (Note 4)	4,637	4,740
Deferred revenue and other current liabilities	119,143	106,539
Total current liabilities	268,755	240,343
Long-term liabilities:
Long-term debt (Note 4)	1,335,711	1,337,638
Deferred tax liabilities, net	283,421	282,842
Other long-term liabilities	58,857	60,934
Total long-term liabilities	1,677,989	1,681,414
Total liabilities	1,946,744	1,921,757
Contingencies (Note 6)
Stockholders’ equity:
Common stock	114	113
Paid-in capital	884,285	879,655
Retained earnings	998,102	898,574
Treasury stock, at cost	(1,183,691)	(1,018,470)
Accumulated other comprehensive loss	(6,991)	(3,829)
Total stockholders’ equity	691,819	756,043
Total liabilities and stockholders’ equity	$2,638,563	$2,677,800

The accompanying notes are an integral part of the consolidated financial statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(unaudited)
(in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenue	$678,520	$675,216	$1,348,767	$1,349,673
Cost of sales, including warehousing, distribution and occupancy	422,188	416,636	843,002	837,374
Gross profit	256,332	258,580	505,765	512,299
Selling, general and administrative	140,090	140,844	279,858	275,456
Other income, net	(1,396)	(3,315)	(1,336)	(5,463)
Operating income	117,638	121,051	227,243	242,306
Interest expense, net (Note 4)	11,644	11,675	23,159	23,206
Income before income taxes	105,994	109,376	204,084	219,100
Income tax expense (Note 9)	38,637	39,489	73,457	79,310
Net income	$67,357	$69,887	$130,627	$139,790
Earnings per share:
Basic	$0.79	$0.77	$1.51	$1.52
Diluted	$0.79	$0.77	$1.50	$1.52
Weighted average common shares outstanding:
Basic	85,501	90,414	86,677	91,687
Diluted	85,777	90,931	86,934	92,265
Dividends declared per share	$0.18	$0.16	$0.36	$0.32

The accompanying notes are an integral part of the consolidated financial statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net income	$67,357	$69,887	$130,627	$139,790
Other comprehensive income (loss):
Foreign currency translation gain (loss)	2,149	1,598	(3,162)	817
Comprehensive income	$69,506	$71,485	$127,465	$140,607

The accompanying notes are an integral part of the consolidated financial statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands)

	Common Stock		Treasury Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
	Shares	Dollars
Balance at December 31, 2014	88,335	$113	$(1,018,470)	$879,655	$898,574	$(3,829)	$756,043
Comprehensive income (loss)	—	—	—	—	130,627	(3,162)	127,465
Repurchase of treasury stock	(3,668)	—	(165,221)	—	—	—	(165,221)
Common stock dividends	—	—	—	—	(31,099)	—	(31,099)
Conversions to common stock	74	1	—	1,550	—	—	1,551
Non-cash stock-based compensation	—	—	—	3,080	—	—	3,080
June 30, 2015	84,741	$114	$(1,183,691)	$884,285	$998,102	$(6,991)	$691,819

Balance at December 31, 2013	93,989	$112	$(734,482)	$847,886	$700,108	$1,955	$815,579
Comprehensive income	—	—	—	—	139,790	817	140,607
Repurchase of treasury stock	(4,233)	—	(190,153)	—	—	—	(190,153)
Common stock dividends	—	—	—	—	(29,108)	—	(29,108)
Conversions to common stock	129	1	—	3,093	—	—	3,094
Non-cash stock-based compensation	—	—	—	3,351	—	—	3,351
June 30, 2014	89,885	$113	$(924,635)	$854,330	$810,790	$2,772	$743,370

The accompanying notes are an integral part of the consolidated financial statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six months ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$130,627	$139,790
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	28,628	27,401
Amortization of debt costs	925	895
Increase in provision for inventory losses	10,304	10,395
Gain on sale of company-owned stores to franchisees	(1,491)	(2,282)
(Increase) decrease in receivables	(459)	1,562
Increase in inventory	(10,652)	(49,791)
(Increase) decrease in prepaid and other assets	(4,624)	3,512
Increase in accounts payable	17,549	12,348
Increase (decrease) in deferred revenue and other liabilities	11,687	(167)
Other operating activities	1,701	9,165
Net cash provided by operating activities	184,195	152,828

Cash flows from investing activities:
Capital expenditures	(20,131)	(36,100)
Cash paid for acquisitions, net of cash acquired	—	(6,402)
Other investing activities	89	350
Net cash used in investing activities	(20,042)	(42,152)

Cash flows from financing activities:
Dividends paid to shareholders	(31,017)	(28,960)
Payments on long-term debt	(2,400)	(3,040)
Proceeds from exercised stock options	1,075	1,908
Excess tax benefits from stock-based compensation	475	1,546
Repurchase of treasury stock	(165,221)	(190,153)
Net cash used in financing activities	(197,088)	(218,699)

Effect of exchange rate on cash and cash equivalents	(121)	351
Net decrease in cash and cash equivalents	(33,056)	(107,672)
Beginning balance, cash and cash equivalents	133,834	226,217
Ending balance, cash and cash equivalents	$100,778	$118,545

The accompanying notes are an integral part of the consolidated financial statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES
Condensed Notes to the Unaudited Consolidated Financial Statements

NOTE 1.  NATURE OF BUSINESS

GNC Holdings, Inc., a Delaware corporation (“Holdings,” and collectively with its subsidiaries and, unless the context requires otherwise, its and their respective predecessors, the “Company”), is a global specialty retailer of health, wellness and performance products, including vitamins, minerals and herbal supplements, sports nutrition products, diet products and other wellness products.

The Company is vertically integrated, as its operations consist of purchasing raw materials, formulating and manufacturing products and selling the finished products through its three segments, which are Retail, Franchising and Manufacturing/Wholesale. Corporate retail store operations are located in the United States, Canada, Puerto Rico and beginning with the acquisition of THSD d/b/a The Health Store ("The Health Store") in 2014, Ireland. In addition, the Company offers products domestically through GNC.com, LuckyVitamin.com, Drugstore.com, and beginning with the acquisition of A1 Sports Limited d/b/a DiscountSupplements in 2013, internationally through DiscountSupplements.co.uk. Franchise locations exist in the United States and more than 50 other countries. The Company operates its primary manufacturing facility in South Carolina and distribution centers in Arizona, Indiana, Pennsylvania and South Carolina. The Company manufactures the majority of its branded products, but also merchandises various third-party products. Additionally, the Company licenses the use of its trademarks and trade names.

The processing, formulation, packaging, labeling and advertising of the Company’s products are subject to regulation by various federal agencies, including the Food and Drug Administration, the Federal Trade Commission, the Consumer Product Safety Commission, the United States Department of Agriculture and the Environmental Protection Agency. These activities are also regulated by various agencies of the states and localities in which the Company’s products are sold.

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

Correction of Immaterial Error. During the quarter ended March 31, 2015, the Company identified a $2.8 million error relating to prior periods in the calculation of the portion of the accrued payroll liability relating to certain amounts paid to store employees. The impact of this error was not material to any prior period. In addition, the cumulative impact of the correction was not material to the Company's consolidated financial statements for the quarter ended March 31, 2015 or the six months ended June 30, 2015. Consequently, the Company has corrected the error in the first quarter of 2015 by increasing selling, general and administrative expense on the consolidated statement of income and deferred revenue and other current liabilities on the consolidated balance sheet by $2.8 million. The impact to net income was a decrease of $1.8 million for the six months ended June 30, 2015. This correction had no impact on cash flows from operations for the current six-month period.

Revision. Certain amounts in the consolidated financial statements for prior year periods have been revised to conform to the current period's presentation with no impact on previously reported operating income, net income or stockholders' equity. Specifically, the gains resulting from the sales of company-owned stores are presented in "Other income, net" on the consolidated statements of income and the related cash proceeds are presented in "Other investing activities" as an investing cash inflow on the consolidated statements of cash flows. These gains were previously presented in “Gross profit” on the consolidated statements of income with the related cash proceeds being presented as an operating activity in the consolidated statements of cash flows. Certain other amounts in the consolidated financial statements of prior year periods have been revised to conform to the current period’s presentation. None of these revisions are material to prior periods.

Recent Accounting Pronouncements. In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2015-03, which requires an entity to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability, consistent with the treatment of debt discounts. This standard does not affect the recognition and measurement guidance for debt issuance costs. This standard is effective for fiscal years beginning after December 15, 2015. The impact of this guidance will not have a material effect on the Company's consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, which updates guidance on performance stock awards. The update states that for any award that has a performance target that affects vesting and that could be achieved after the requisite period, that performance target should still be treated as a performance condition. This standard is effective for fiscal years beginning after December 15, 2015. The Company is currently evaluating the impact this guidance will have on the consolidated financial statements but does not expect the effect to be material.

In May 2014, the FASB issued ASU 2014-09, which updates revenue recognition guidance relating to contracts with customers. This standard states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB voted to approve a one-year deferral of the effective date, making the standard effective for fiscal years beginning after December 15, 2017. The Company is currently evaluating the impact this guidance will have on the consolidated financial statements.

NOTE 3.  INVENTORY

The net realizable value of inventory consisted of the following:

	June 30, 2015	December 31, 2014
	(in thousands)

Finished product ready for sale	$488,254	$501,027
Work-in-process, bulk product and raw materials	70,314	60,911
Packaging supplies	7,986	7,194
Total inventory	$566,554	$569,132

NOTE 4.  LONG-TERM DEBT

Long-term debt consisted of the following:

	June 30, 2015	December 31, 2014
	(in thousands)

Term Loan Facility	$1,340,261	$1,342,165
Other	87	213
Total debt	1,340,348	1,342,378
Less: current maturities	(4,637)	(4,740)
Long-term debt	$1,335,711	$1,337,638

The Company maintains a $1.4 billion term loan facility (the “Term Loan Facility”) that matures in March 2019. The Company also maintains a $130.0 million revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Senior Credit Facility”) that matures in March 2017.

 For each of the three and six month periods ended June 30, 2015 and 2014, net interest expense was approximately $11.6 million and $23.2 million, respectively, the substantial majority of which consisted of interest on outstanding borrowings under the Term Loan Facility. At June 30, 2015 and December 31, 2014, the interest rate under the Term Loan Facility was 3.25%. The Revolving Credit Facility was undrawn and had outstanding letters of credit of $1.1 million at June 30, 2015 and December 31, 2014. At June 30, 2015 and December 31, 2014, the commitment fee on the undrawn portion of the Revolving Credit Facility was 0.5%, and the fee on outstanding letters of credit was 2.50%. As of June 30, 2015, the Company is in compliance with all covenants under the Senior Credit Facility.

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
The following table presents the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2015 by level within the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$28,397	$—	$—
Other long-term assets	—	8,313	—
The following table presents the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2014 by level within the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$43,365	$—	$—
Other long-term assets	—	7,814	—
Other long-term assets consist of assets related to the Company's non-qualified deferred compensation plan. The assets related to this plan are adjusted based on changes in the fair value of the underlying investments. Since the fair value of the investments is based on quoted prices of similar items in active markets, the assets are classified within Level 2 on the fair value hierarchy.
The actual and estimated fair values of the Company's financial instruments were as follows:

	June 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)

Cash and cash equivalents	$100,778	$100,778	$133,834	$133,834
Receivables, net	138,397	138,397	136,361	136,361
Franchise notes receivable, net	16,547	16,547	17,722	17,722
Accounts payable	144,975	144,975	129,064	129,064
Long-term debt (including current portion)	1,340,348	1,316,892	1,342,378	1,288,683
The carrying amounts of cash and cash equivalents, receivables and accounts payable approximate their respective fair values because of the short maturities of these instruments. Based on the interest rates currently avail able and their underlying risk, the carrying value of the franchise notes receivable approximates its fair value. As considerable judgment is required to determine these estimates, changes in the assumptions or methodologies may have an effect on these estimates. The Company determined the estimated fair value of its debt by using Level 2 inputs, which consist of the instrument's trading value in markets that are not active.
NOTE 6.  CONTINGENCIES

Litigation

The Company is engaged in various legal actions, claims and proceedings arising in the normal course of business, including claims related to breach of contracts, product liabilities, intellectual property matters and employment-related matters resulting from the Company's business activities.

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

As a manufacturer and retailer of nutritional supplements and other consumer products that are ingested by consumers or applied to their bodies, the Company has been and is currently subjected to various product liability claims. Although the effects of these claims to date have not been material to the Company, it is possible that current and future product liability claims could have a material adverse effect on its business or financial condition, results of operations or cash flows. The Company currently maintains product liability insurance with a deductible/retention of $4.0 million per claim with an aggregate annual cap on retained loss of $10.0 million. The Company typically seeks and has obtained contractual indemnification from most parties that supply raw materials for its products or that manufacture or market products it sells. The Company also typically seeks to be added, and has been added, as an additional insured under most of such parties’ insurance policies.  The Company is also entitled to indemnification by Numico for certain losses arising from claims related to products containing ephedra or Kava Kava sold prior to December 5, 2003. However, any such indemnification or insurance is limited by its terms and any such indemnification, as a practical matter, is limited to the creditworthiness of the indemnifying party and its insurer, and the absence of significant defenses by the insurers. Consequently, the Company may incur material product liability claims, which could increase its costs and adversely affect its reputation, revenue and operating income.

DMAA / Aegeline Claims.  Prior to December 2013, the Company sold products manufactured by third parties that contained derivatives from geranium known as 1.3-dimethylpentylamine/dimethylamylamine/13-dimethylamylamine, or “DMAA,” which were recalled from its stores in November 2013, and/or Aegeline, a compound extracted from bael trees.

As of June 30, 2015, the Company was named in 30 personal injury lawsuits involving products containing DMAA and/or Aegeline. One of the personal injury suits in which the Company is named, Leanne Sparling and Michael Sparling on behalf of Michael Sparling, deceased v. USPLabs, GNC Corporation, et al., Superior Court of California, County of San Diego (Case No. 2013-00034663-CU-PL-CTL), filed February 13, 2013, is the subject of pending motions for summary judgment filed by the Company, while the trial previously scheduled for June 2015 has been postponed until February 2016.

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
In July 2011, Charles Brewer, on behalf of himself and all others similarly situated, sued General Nutrition Corporation in federal court, alleging state and federal wage and hour claims (U.S. District Court, Northern District of California, Case No. 11CV3587). In October 2011, plaintiff filed an eight-count amended complaint alleging, inter alia, meal, rest break and overtime violations on behalf of sales associates and assistant store managers, and the Company filed a motion to dismiss the complaint. In January 2013, the Court conditionally certified a Fair Labor Standards Act class with respect to one of Plaintiff's claims, and in November 2014, the Court granted in part and denied in part Plaintiff’s Motion to Certify a California class, and granted Defendant’s Motion for Decertification of FLSA Collective Action.  A mediation conducted in April 2015 was unsuccessful in resolving the Plaintiff's claims, and motions for summary judgment are pending hearing, which currently is scheduled to occur in August 2015. As of June 30, 2015, an immaterial liability has been accrued in the accompanying financial statements.
In February 2012, former Senior Store Manager, Elizabeth Naranjo, individually and on behalf of all others similarly situated sued General Nutrition Corporation in the Superior Court of the State of California for the County of Alameda (Case No. RG 12619626). The complaint contains eight causes of action, alleging, inter alia, meal, rest break, and overtime violations. In October 2014, the Court granted Plaintiff’s Motion to Certify a Class of approximately 900 current and former managers.  A mediation conducted in April 2015 was unsuccessful in resolving the Plaintiff's claims. As of June 30, 2015, an immaterial liability has been accrued in the accompanying financial statements.
Jason Olive v. General Nutrition Corp. In April 2012, Jason Olive filed a complaint in the Superior Court of California, County of Los Angeles (Case No. BC482686), for misappropriation of likeness in which he alleges that the Company continued to use his image in stores after the expiration of the license to do so in violation of common law and California statutes. Mr. Olive is seeking compensatory, punitive and statutory damages and attorneys’ fees and costs. The trial in this matter previously scheduled for December 2014 was postponed and no new trial date has been set. As of June 30, 2015, an immaterial liability has been accrued in the accompanying financial statements.

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

NOTE 7.  STOCK-BASED COMPENSATION PLANS AND SHARE REPURCHASE PROGRAM

Stock and Incentive Plans

The Company has outstanding stock-based compensation awards that were granted by the Compensation and Organizational Development Committee (the “Compensation Committee”) of Holdings’ board of directors (the "Board") under the following stock-based employee compensation plans:

•	the GNC Holdings, Inc. 2015 Stock and Incentive Plan (the "2015 Stock Plan");

•	the GNC Holdings, Inc. 2011 Stock and Incentive Plan (the “2011 Stock Plan”); and

•	the GNC Acquisition Holdings Inc. 2007 Stock Incentive Plan (as amended, the “2007 Stock Plan”).

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

The Company will grant future awards under the 2015 Stock Plan, under which approximately 9 million shares were authorized for grant at June 30, 2015, which include 5.4 million shares that were previously available for issuance under the 2011 Stock Plan.

Stock-Based Compensation Activity

During the six months ended June 30, 2015, the Company granted the following share-based compensation awards (in thousands):

Time-based stock options	29
Time-based restricted stock awards	136
Performance-based restricted stock	101
Total	266

Time-based stock options vest 25% per year over a period of four years and the fair value was determined using the Black-Scholes model. Time-based restricted stock awards vest one-third per year over a period of three years. Performance-based restricted stock vests at the end of a three-year performance period based on the Company's achievement of pre-determined earnings per share and revenue growth targets; based on the extent to which the targets are achieved, vested shares may range from 0% to 200% of the original target grant. Compensation cost related to performance-based stock will be adjusted as necessary to reflect changes in probability that the vesting criteria will be achieved. The above awards will result in compensation expense of $11.3 million, net of expected forfeitures, over the requisite service period assuming the performance-based units vest at 100% of the original target award.

The Company recognized $1.8 million and $1.3 million of total non-cash stock-based compensation for the three months ended June 30, 2015 and 2014, respectively. For the six months ended June 30, 2015 and 2014, the Company recognized $3.1 million and $3.4 million, respectively, of total non-cash stock-based compensation. At June 30, 2015, there was approximately $14.7 million of total unrecognized compensation cost related to non-vested stock-based compensation for all awards previously made that are expected to be recognized over a weighted average period of approximately 2.0 years.

Share Repurchase Program

In August 2014, the Board approved a multi-year program to repurchase up to an aggregate of $500.0 million of Holdings' common stock. Holdings repurchased $164.8 million of common stock during the six months ended June 30, 2015 and has utilized $258.0 million of the current repurchase program. As of June 30, 2015, $242.0 million remains available for purchase under the program.

NOTE 8.  SEGMENTS

The Company aggregates its operating segments into three reportable segments, which include Retail, Franchising, and Manufacturing/Wholesale. The Retail reportable segment includes the Company's corporate store operations in the United States, Canada, Puerto Rico, Ireland and its websites GNC.com, LuckyVitamin.com, and DiscountSupplements.co.uk. The Franchise reportable segment represents the Company's franchise operations, both domestically and internationally. The Manufacturing/Wholesale reportable segment represents the Company's manufacturing operations in South Carolina and the Wholesale business. This segment supplies the Retail and Franchise segments, along with various third parties, with finished products for sale. The Company's chief operating decision maker evaluates segment operating results based primarily on performance indicators, including revenue and operating income. Operating income of each reportable segment excludes certain items that are managed at the consolidated level, such as warehousing, distribution and other corporate costs. The following table represents key financial information for each of the Company's reportable segments:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands)
Revenue:
Retail	$503,846	$505,508	$1,007,312	$1,014,506
Franchise	118,441	110,142	229,698	213,657
Manufacturing/Wholesale:
Intersegment revenues	72,984	63,858	139,238	132,616
Third-party	56,233	59,566	111,757	121,510
Subtotal Manufacturing/Wholesale	129,217	123,424	250,995	254,126
Subtotal segment revenues	751,504	739,074	1,488,005	1,482,289
Elimination of intersegment revenues	(72,984)	(63,858)	(139,238)	(132,616)
Total revenue	$678,520	$675,216	$1,348,767	$1,349,673
Operating income:
Retail	$96,947	$95,123	$189,309	$189,869
Franchise	40,646	40,418	80,329	79,999
Manufacturing/Wholesale	22,087	22,932	43,209	46,443
Unallocated corporate and other costs:
Warehousing and distribution costs	(18,495)	(17,047)	(36,280)	(32,981)
Corporate costs	(23,547)	(20,375)	(49,324)	(41,024)
Subtotal unallocated corporate and other costs	(42,042)	(37,422)	(85,604)	(74,005)
Total operating income	117,638	121,051	227,243	242,306
Interest expense, net	11,644	11,675	23,159	23,206
Income before income taxes	$105,994	$109,376	$204,084	$219,100

NOTE 9.  INCOME TAXES

The Company recognized $38.6 million of income tax expense (or 36.5% of pre-tax income) during the three months ended June 30, 2015 compared to $39.5 million (or 36.1% of pre-tax income) in the prior year quarter. The Company recognized $73.5 million of income tax expense (or 36.0% of pre-tax income) during the six months ended June 30, 2015 compared to $79.3 million (or 36.2% of pre-tax income) for the same period in 2014.

At June 30, 2015 and December 31, 2014, the Company had $11.0 million and $11.7 million of unrecognized tax benefits, respectively, excluding interest and penalties. As of June 30, 2015, the Company is not aware of any tax positions for which it is reasonably possible that the amounts of unrecognized tax benefits will significantly increase or decrease within the next 12 months. The amount of unrecognized tax benefits excluding interest and penalties that, if recognized, would affect the effective tax rate is approximately $11.0 million. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company had accrued approximately $4.0 million and $4.2 million at June 30, 2015 and December 31, 2014, respectively, for potential interest and penalties associated with uncertain tax positions. To the extent interest and penalties are not assessed with respect to the ultimate settlement of uncertain tax positions, amounts previously accrued will be reversed as a reduction to income tax expense.

The Company files a consolidated U.S. federal tax return and various consolidated and separate tax returns as prescribed by the tax laws of the state, local and international jurisdictions in which it operates. The Company’s 2010 and 2011 federal income tax returns have been examined by the Internal Revenue Service. The Internal Revenue Service closed the examination without making any material adjustments to the returns. The Company has various state, local and international jurisdiction tax years open to possible examination (the earliest open period is generally 2010), and the Company also has certain state and local jurisdictions currently under audit.

NOTE 10. SUBSEQUENT EVENTS

On July 23, 2015, the Board authorized and declared a cash dividend for the third quarter of 2015 of $0.18 per share of common stock, payable on or about September 25, 2015 to stockholders of record as of the close of business on September 11, 2015.

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

Business Overview

We are a global specialty retailer of health, wellness and performance products. We derive our revenues principally from product sales through our company-owned stores and online through GNC.com, LuckyVitamin.com, and DiscountSupplements.co.uk, domestic and international franchise activities and sales of products manufactured in our facilities to third parties. We sell products through a worldwide network of more than 9,000 locations operating under the GNC brand name.

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

•	an effort to re-set our stores with an enhanced focus on plant and nature based proteins, women's beauty products and functional foods;

•	to implement a rigorous, customer-focused testing process in our merchandising, marketing, store operations and other decisions relevant to our business; and

•	a process to better align our inventory levels with current trends in our business.
During the second quarter of 2015, we realized the following positive outcomes as compared to the second quarter of 2014:

•	our total revenue increased 0.5%;

•
in our retail segment, product gross margin improved and operating income increased by 1.9% quarter-over-quarter and as a percentage of segment revenue from 18.8% in the prior year quarter to 19.2% in the current quarter;

•	despite negative same store sales described below for our company-owned domestic stores, our GNC.com business experienced a 6.4% increase in sales;

•	we increased our company-owned store count by 24 net new stores; and

•	our franchise segment revenue increased 7.5%, with an increase in domestic franchising revenue of 10.0% and international franchising revenue of 3.1%, and operating income increased 0.6%.

However, while our business remains profitable and we continue to generate strong cash flow, with approximately 95% of our domestic company-owned stores' cash flow exceeding our weighted average cost of capital, we also continue to face challenges to our business. Therefore, with respect to our results for the quarter ended June 30, 2015 as compared to the quarter ended June 30, 2014:

•	our total operating income decreased by 2.8%;

•	our company-owned domestic same store sales decreased 2.8%, which contributed to retail segment revenue decreasing by 0.3%;

•	we experienced a net decrease of 29 international franchise stores; and

•	our wholesale/manufacturing segment's sales decreased by 5.6% primarily due to lower contract manufacturing and operating income decreased 3.7%.

Company-owned vs. Franchise Store Strategy

As a result of our ongoing evaluation of strategies to maximize shareholder value - including a quantitative and qualitative assessment of the relative value created based on the ownership structure of domestic retail locations - we expect to increase the percentage of domestic franchise locations by executing the following strategies: (i) increasing the proportion of new stores that are franchise locations, and (ii) transition certain company-owned stores in select markets to franchise locations by executing a re-franchising strategy, allowing for refinements in our pace and approach.

Recent Trends and Uncertainties

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

Results of Operations

The following information presented for the three and six months ended June 30, 2015 and 2014 was prepared by management, is unaudited, and was derived from our unaudited consolidated financial statements and accompanying notes. In the opinion of management, all adjustments necessary for a fair statement of our financial position and operating results for such periods and as of such dates have been included.

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

Results of Operations

(Expressed as a percentage of total consolidated revenue)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenues:
Retail	74.2%	74.9%	74.7%	75.2%
Franchise	17.5%	16.3%	17.0%	15.8%
Manufacturing / Wholesale	8.3%	8.8%	8.3%	9.0%
Total net revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of sales, including warehousing, distribution and occupancy	62.2%	61.7%	62.5%	62.0%
Selling, general and administrative	20.6%	20.9%	20.7%	20.4%
Other income, net	-0.2%	-0.5%	-0.1%	-0.4%
Total operating expenses	82.7%	82.1%	83.2%	82.0%
Operating income:
Retail	14.3%	14.1%	14.0%	14.1%
Franchise	6.0%	6.0%	6.0%	5.9%
Manufacturing / Wholesale	3.3%	3.4%	3.2%	3.4%
Unallocated corporate and other costs:
Warehousing and distribution costs	-2.7%	-2.5%	-2.7%	-2.4%
Corporate costs	-3.5%	-3.0%	-3.7%	-3.0%
Subtotal unallocated corporate and other costs	-6.2%	-5.5%	-6.4%	-5.4%
Total operating income	17.3%	17.9%	16.8%	18.0%
Interest expense, net	1.7%	1.7%	1.7%	1.7%
Income before income taxes	15.6%	16.2%	15.1%	16.2%
Income tax expense	5.7%	5.8%	5.4%	5.9%
Net income	9.9%	10.4%	9.7%	10.4%

Note: The columns may not add due to rounding.

The following table summarizes our stores for the periods indicated:

	Six months ended June 30,
	2015	2014
Company-owned stores:
Beginning of period balance	3,497	3,342
New store openings	47	97
Franchise conversions (a)	20	17
Store closings (b)	(24)	(33)
End of period balance	3,540	3,423
Franchised stores:
Domestic
Beginning of period balance	1,070	1,012
Store openings (b)	20	58
Store closings (c)	(23)	(20)
End of period balance	1,067	1,050
International (d)
Beginning of period balance	2,140	2,024
Store openings	36	89
Store closings	(83)	(37)
End of period balance	2,093	2,076
Store-within-a-store (Rite Aid):
Beginning of period balance	2,269	2,215
Store openings	36	22
Store closings	(1)	(5)
End of period balance	2,304	2,232
Total Stores	9,004	8,781

(a)	Represents stores that were acquired from franchisees and subsequently converted into company-owned stores.

(b)	Includes company-owned store locations sold to franchisees.

(c)	Includes franchise stores closed and acquired by us.

(d)	Includes distribution centers where sales are made.

Comparison of the Three Months Ended June 30, 2015 (current quarter) and 2014 (prior year quarter)

Revenues

Our consolidated net revenues increased $3.3 million, or 0.5%, to $678.5 million for the three months ended June 30, 2015 compared to $675.2 million for the same period in 2014. The increase was the result of increased sales in our Franchise segment, partially offset by decreased sales in the Retail and Manufacturing/Wholesale segments.

Retail.  Revenues in our Retail segment decreased $1.7 million, or 0.3%, to $503.8 million for the three months ended June 30, 2015 compared to $505.5 million in the prior year quarter, due primarily to negative domestic retail same store sales of 2.8%, which includes sales from GNC.com. This decrease was partially offset by an increase of 117 stores in our company-owned store base from 3,423 stores at June 30, 2014 to 3,540 stores at June 30, 2015.

Franchise. Revenues in our Franchise segment increased $8.3 million or 7.5%, to $118.4 million for the three months ended June 30, 2015 compared to $110.1 million in the prior year quarter. Despite a decrease in domestic franchise same store sales of 2.4% quarter-over-quarter, domestic franchise revenue increased $7.0 million, or 10.0%, primarily due to increased third-party wholesale product sales and an increase in the number of franchise stores from 1,050 stores at June 30, 2014 to 1,067 stores at June 30, 2015. International franchise revenue increased by $1.3 million, or 3.1%, for the three months ended June 30, 2015, compared to the prior year quarter, primarily due to higher product sales and an increase in our international franchise store base by 17 stores to 2,093 stores at June 30, 2015, compared to 2,076 stores at June 30, 2014. Excluding the impact of our franchise stores located in Venezuela, which is currently experiencing political unrest, our international franchisees have reported negative same store sales of 1.5% in the current quarter on a local currency basis.

    Manufacturing/Wholesale. Revenues in our Manufacturing/Wholesale segment, which includes third-party contract manufacturing sales from our facilities in South Carolina, as well as wholesale sales primarily to Rite Aid, PetSmart, Sam’s Club and www.drugstore.com, decreased by $3.4 million, or 5.6%, to $56.2 million for the three months ended June 30, 2015 compared to $59.6 million in the prior year quarter. Third-party contract manufacturing sales decreased $3.9 million, or 12.1%, to $28.5 million for the three months ended June 30, 2015 compared to $32.4 million in the prior year quarter. This decrease was partially offset by an increase in wholesale sales of $0.5 million, or 2.1%.

Cost of Sales and Gross Profit

Cost of sales, which includes product costs, costs of warehousing and distribution and occupancy costs, increased $5.6 million to $422.2 million for the three months ended June 30, 2015 compared to $416.6 million in the prior year quarter. Gross profit, as a percentage of net revenue, decreased from 38.3% for the quarter ended June 30, 2014 to 37.8% in the current quarter. Product gross margin improvement quarter-over-quarter as a percentage of net revenue for the Retail segment was partially offset by a greater mix of sales from the diet and sports categories, which are principally not manufactured by GNC and therefore have relatively lower margins. Product gross margin percentage decreased for the Franchise segment due to third-party wholesale product sales representing a higher portion of segment revenue. Also contributing to the lower gross profit as a percentage of net revenue in the current quarter as compared to the prior year quarter were higher occupancy costs due to deleverage associated with negative same store sales and higher distribution costs primarily due to our new distribution center in Indiana.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses, including compensation and related benefits, advertising and promotion, amortization and other expenses, decreased $0.7 million, or 0.5%, to $140.1 million for the three months ended June 30, 2015 compared to $140.8 million in the prior year quarter. These expenses, as a percentage of net revenue, were 20.6% and 20.9% for the three months ended June 30, 2015 and 2014, respectively. The decrease in SG&A was primarily due to a decrease in advertising expense of $5.4 million, partially offset by an increase of $3.6 million in compensation and related benefits.

Advertising expense decreased in the current quarter compared to the prior year quarter due to our evaluation to refine the optimal media mix to maximize our return as well as higher spend associated with the Beat Average™ campaign launched in the prior year quarter as compared to the "80 Years of Quality" campaign launched at the end of the current quarter. The increase in compensation and related benefits was principally due to an increase in incentive compensation expense due to the reversal of accruals during the prior year quarter and an increase in store salaries and benefits to support our increased store base.

Other Income, Net

Other income, net, which includes gains on the sales of company-owned stores to franchisees and foreign currency (gain) loss, decreased $1.9 million to $1.4 million for the three months ended June 30, 2015 compared to $3.3 million in the prior year quarter. The decrease in other income, net was a result of fewer conversions of corporate stores to franchise stores for the three months ended June 30, 2015 compared to the prior year quarter.

Operating Income

As a result of the foregoing, consolidated operating income decreased $3.5 million, or 2.8%, to $117.6 million for the three months ended June 30, 2015 compared to $121.1 million in the prior year quarter. Operating income, as a percentage of net revenue, was 17.3% and 17.9% for the three months ended June 30, 2015 and 2014, respectively.

Retail. Operating income increased $1.8 million, or 1.9%, to $96.9 million for the three months ended June 30, 2015 compared to $95.1 million for the same period in 2014. Operating income as a percentage of segment revenue was 19.2% in the current quarter compared to 18.8% in the prior year quarter. The increase compared to the prior year quarter was a result of improved product gross margin and lower advertising expense both of which are further explained above, partially offset by expense deleverage associated with negative same store sales.

Franchise. Operating income increased $0.2 million, or 0.6%, to $40.6 million for the three months ended June 30, 2015 compared to $40.4 million in the prior year quarter. Operating income was 34.3% of segment revenue in the current quarter compared to 36.7% in the prior year quarter. A gain of $1.1 million was recorded in the three months ended June 30, 2015 from the conversion of five company-owned stores to franchise stores compared to a gain of $3.3 million in the prior year quarter resulting from the conversion of nine company-owned stores to franchise stores. Excluding these conversions, operating income increased $2.4 million, and was 33.3% of segment revenue for the second quarter of 2015, as compared with 33.7% in the second quarter of 2014. The decrease in operating income as a percentage of segment revenue was primarily due to third-party wholesale product sales representing a higher portion of total revenue.

Manufacturing/Wholesale. Operating income decreased $0.8 million, or 3.7%, to $22.1 million for the three months ended June 30, 2015 compared to $22.9 million in the prior year quarter.  Operating income as a percentage of segment revenue was 39.3% compared to 38.5% in the prior year quarter. The increase compared to the prior year quarter was primarily due to a higher gross margin.

Warehousing and distribution costs. Unallocated warehousing and distribution costs increased $1.5 million, or 8.5%, to $18.5 million for the three months ended June 30, 2015 compared to $17.0 million in the prior year quarter. The increase was due in part to an increase in depreciation expense related to the new distribution center located in Indiana, which opened in October 2014.

Corporate costs. Corporate overhead costs increased $3.1 million to $23.5 million for the three months ended June 30, 2015 compared to $20.4 million in the prior year quarter primarily due to the prior year reversal of incentive compensation accruals.

Interest Expense, Net

Interest expense was approximately $11.6 million in each of the three month periods ended June 30, 2015 and 2014.

Income Tax Expense

We recognized $38.6 million of income tax expense (or 36.5% of pre-tax income) during the three months ended June 30, 2015 compared to $39.5 million (or 36.1% of pre-tax income) for the same period in 2014.

Net Income

As a result of the foregoing, consolidated net income decreased $2.5 million to $67.4 million for the three months ended June 30, 2015 compared to $69.9 million for the same period in 2014.

Diluted Earnings Per Share

Diluted earnings per share increased 2.6% from $0.77 for the three months ended June 30, 2014 to $0.79 for the same period in 2015 due to a 5.7% decrease in weighted average diluted shares outstanding as a result of the share repurchase program, partially offset by a 3.6% decrease in net income.

Comparison of the Six Months Ended June 30, 2015 (current year period) and 2014 (prior year period)

Revenues

Our consolidated net revenues decreased $0.9 million, or 0.1%, to $1,348.8 million for the six months ended June 30, 2015 compared to $1,349.7 million for the same period in 2014. The decrease was the result of decreased sales in both our Retail and Manufacturing/Wholesale segments, partially offset by increased sales in the Franchise segment.

Retail.  Revenues in our Retail segment decreased $7.2 million, or 0.7%, to $1,007.3 million for the six months ended June 30, 2015 compared to $1,014.5 million for the same period in 2014, due primarily to negative domestic retail same store sales of 3.5%, which includes sales from GNC.com. The decrease in revenue was partially offset by an increase in our company-owned store base of 117 stores from 3,423 stores at June 30, 2014 to 3,540 stores at June 30, 2015, which includes 10 new stores as a result of the acquisition of The Health Store.

Franchise. Revenues in our Franchise segment increased $16.0 million or 7.5%, to $229.7 million for the six months ended June 30, 2015 compared to $213.7 million for the same period in 2014. Despite a decrease in domestic franchise same store sales of 1.9% period-over-period, domestic franchise revenue increased $20.0 million, or 15.1%, primarily due to increased third-party wholesale product sales and an increase in the number of franchise stores from 1,050 stores at June 30, 2014 to 1,067 stores at June 30, 2015. International franchise revenue decreased by $4.0 million, or 4.8%, for the six months ended June 30, 2015, compared to the same period in 2014, primarily due to lower product sales, particularly due to regulatory and macro-economic factors in several key international franchise markets. Excluding the impact of our franchise stores located in Venezuela, our international franchisees have reported negative same store sales of 0.2% in the current year period on a local currency basis. Partially offsetting the decrease in revenue was an increase in our international franchise store base by 17 stores to 2,093 stores at June 30, 2015, compared to 2,076 stores at June 30, 2014 .

Manufacturing/Wholesale. Revenues in our Manufacturing/Wholesale segment decreased by $9.7 million, or 8.0%, to $111.8 million for the six months ended June 30, 2015 compared to $121.5 million for the same period in 2014. Third-party contract manufacturing sales decreased $13.6 million, or 20.4%, to $53.2 million for the six months ended June 30, 2015 compared to $66.8 million for the same period in 2014. This was partially offset by an increase in wholesale sales of $3.8 million, or 7.1%.

Cost of Sales and Gross Profit

Cost of sales increased $5.6 million to $843.0 million for the six months ended June 30, 2015 compared to $837.4 million for the same period in 2014. Gross profit, as a percentage of net revenue, decreased from 38.0% for the six months ended June 30, 2014 to 37.5% in the current year period due primarily to higher occupancy costs due to deleverage associated with negative same store sales and higher distribution costs primarily due to our new distribution center in Indiana. Product gross margin improvement year-over-year as a percentage of net revenue for the Retail segment was partially offset by a greater mix of sales from the diet and sports categories, which are principally not manufactured by GNC and therefore have relatively lower margins. Product gross margin percentage decreased for the Franchise segment due to third-party wholesale product sales representing a higher portion of segment revenue.

SG&A Expenses

SG&A expenses increased $4.4 million, or 1.6%, to $279.9 million for the six months ended June 30, 2015 compared to $275.5 million for the same period in 2014. These expenses, as a percentage of net revenue, were 20.7% and 20.4% for the six months ended June 30, 2015 and 2014, respectively. The increase in SG&A was primarily due to increased compensation and related benefits of $9.9 million and other SG&A expenses of $4.7 million, partially offset by decreases in advertising expense of $10.2 million.

The increase in compensation and related benefits was principally due to an increase in incentive compensation expense due to the reversal of accruals during the prior year period and an increase in store salaries and benefits to support our increased store base. In addition, compensation expense of $2.8 million was recorded in the current year period relating to the correction of an immaterial error in the first quarter of 2015 as explained in Item 1, "Financial Statements," Note 2, "Basis of Presentation." Increases in other SG&A expense were due in part to the net effect of an increase to a legal accrual and a decrease in bad debt expense associated with a reduction in the previously established allowance associated with certain of our international franchisees based on cash collected, both of which were described in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2015. Advertising expense decreased in the six months ended June 30, 2015 compared to the prior year period due to our evaluation to refine the optimal media mix to maximize our return as well as higher spend associated with the Beat Average™ campaign launched in the prior year quarter as compared to the "80 Years of Quality" campaign launched at the end of the current quarter.

Other Income, Net

Other income, net decreased $4.2 million to $1.3 million for the six months ended June 30, 2015 compared to $5.5 million for the same period in 2014. The decrease in other income, net was a result of fewer conversions of corporate stores to franchise stores for the six months ended June 30, 2015 compared to the same period in 2014.

Operating Income

As a result of the foregoing, consolidated operating income decreased $15.1 million, or 6.2%, to $227.2 million for the six months ended June 30, 2015 compared to $242.3 million for the same period in 2014. Operating income, as a percentage of net revenue, was 16.8% and 18.0% for the six months ended June 30, 2015 and 2014, respectively.

Retail. Operating income decreased $0.6 million, or 0.3%, to $189.3 million for the six months ended June 30, 2015 compared to $189.9 million for the same period in 2014. Operating income as a percentage of segment revenue was 18.8% in the current year period compared to 18.7% in the prior year period. The increase compared to the prior year period was a result of improved product gross margin and lower advertising expense both of which are further explained above, partially offset by expense deleverage associated with negative same store sales and the correction of an immaterial error as explained in Item 1, "Financial Statements," Note 2, "Basis of Presentation."

Franchise. Operating income increased $0.3 million, or 0.4%, to $80.3 million for the six months ended June 30, 2015 compared to $80.0 million for the same period in 2014. Operating income was 35.0% of segment revenue in the current year period compared to 37.4% in the prior year period. A gain of $1.5 million was recorded in the six months ended June 30, 2015 from the conversion of seven company-owned stores to franchise stores compared to a gain of $5.6 million in the prior year period resulting from the conversion of 15 company-owned stores to franchise stores. Excluding these conversions and the impact of a decrease in the previously established allowance for bad debt expense associated with international franchisees, the decrease in operating income as a percentage of segment revenue was primarily due to third-party wholesale product sales representing a higher portion of segment revenue.

Manufacturing/Wholesale. Operating income decreased $3.2 million, or 7.0%, to $43.2 million for the six months ended June 30, 2015 compared to $46.4 million for the same period in 2014.  Operating income as a percentage of segment revenue was 38.7% in the current year period compared to 38.2% in the prior year period primarily due to a higher gross margin.

Warehousing and distribution costs. Unallocated warehousing and distribution costs increased $3.3 million, or 10.0%, to $36.3 million for the six months ended June 30, 2015 compared to $33.0 million for the same period in 2014. The increase was due in part to an increase in depreciation expense related to the new distribution center located in Indiana.

Corporate costs. Corporate overhead costs increased $8.3 million to $49.3 million for the six months ended June 30, 2015 compared to $41.0 million for the same period in 2014 principally due to an increase in compensation and related benefits and legal-related expenses. The increase in compensation and related benefits year-over-year was principally due to the prior year reversal of incentive compensation accruals

Interest Expense, Net

Interest expense was flat year-over-year at $23.2 million in each of the six months ended June 30, 2015 and June 30, 2014.

Income Tax Expense

We recognized $73.5 million of income tax expense (or 36.0% of pre-tax income) during the six months ended June 30, 2015 compared to $79.3 million (or 36.2% of pre-tax income) for the same period in 2014.

Net Income

As a result of the foregoing, consolidated net income decreased $9.2 million to $130.6 million for the six months ended June 30, 2015 compared to $139.8 million for the same period in 2014.

Diluted Earnings Per Share

Diluted earnings per share decreased 1.3% from $1.52 for the six months ended June 30, 2014 to $1.50 for the six months ended June 30, 2015 due to a 6.6% decrease in net income, partially offset by a 5.8% decrease in the weighted average diluted shares outstanding as a result of the share repurchase program.

Liquidity and Capital Resources

At June 30, 2015, we had $100.8 million in cash and cash equivalents and $579.2 million in working capital, compared with $133.8 million in cash and cash equivalents and $636.0 million in working capital at December 31, 2014. The $56.8 million decrease in our working capital was primarily driven by a decrease in cash due to our repurchase of common stock and an increase in accounts payable.

We expect to fund our operations through internally generated cash and, if necessary, from borrowings under our $130.0 million revolving credit facility.  At June 30, 2015, we had $128.9 million available under the Revolving Credit Facility, after giving effect to $1.1 million utilized to secure letters of credit.

We expect our primary uses of cash in the near future will be for capital expenditures, working capital requirements, and funding share repurchases and any quarterly dividends to stockholders that are approved by our Board.

We currently anticipate that cash generated from operations, together with amounts available under the Revolving Credit Facility, will be sufficient for the term of the Revolving Credit Facility, which matures in March 2017, to meet our operating expenses and fund capital expenditures as they become due. We are required to make quarterly payments of $1.1 million on the amount outstanding under our Term Loan Facility, payable every quarter beginning March 31, 2014 and ending on December 31, 2018. Our ability to make scheduled payments of principal on, to pay interest on or to refinance our debt and to satisfy our other debt obligations will depend on our future operating performance, which will be affected by general economic, financial and other factors beyond our control.  We are currently in compliance with our debt covenant reporting and compliance obligations under the Senior Credit Facility and expect to remain in compliance during 2015.

Cash Provided by Operating Activities

Cash provided by operating activities increased by $31.4 million from $152.8 million in the six months ended June 30, 2014 to $184.2 million in the six months ended June 30, 2015 primarily due to lower inventory purchases.

Cash Used in Investing Activities

Cash used in investing activities was $20.0 million and $42.2 million for the six months ended June 30, 2015 and 2014, respectively. Capital expenditures, which were primarily for new stores and improvements to our retail stores and, in 2014, the opening of our distribution center in Indiana, were $20.1 million and $36.1 million for the six months ended June 30, 2015 and 2014, respectively.

We expect capital expenditures to be approximately $50.0 million in 2015, which includes costs associated with growing our domestic square footage. We anticipate funding our 2015 capital requirements with cash flows from operations and, if necessary, borrowings under the Revolving Credit Facility.

Cash Used in Financing Activities

For the six months ended June 30, 2015, cash used in financing activities was $197.1 million, primarily consisting of the repurchase of an aggregate of $164.8 million in shares of common stock under our authorized share repurchase program and dividends paid to Holdings’ stockholders of $31.0 million.

For the six months ended June 30, 2014, cash used in financing activities was $218.7 million, primarily consisting of the repurchase of an aggregate of $190.0 million shares of common stock under our authorized share repurchase program and dividends paid to Holdings’ stockholders of $29.0 million.

In August 2014, our Board authorized a multi-year program to repurchase up to an aggregate of $500.0 million of our common stock. We have utilized $258.0 million of the current repurchase program and $242.0 million remains available for purchase under the program.

On July 23, 2015, the Board authorized and declared a cash dividend for the third quarter of 2015 of $0.18 per share of common stock, payable on or about September 25, 2015 to stockholders of record as of the close of business on September 11, 2015.

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
Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act has been appropriately recorded, processed, summarized and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our CEO and CFO have concluded that, as of June 30, 2015, our disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal controls over financial reporting that occurred during the last fiscal quarter, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1.   Legal Proceedings

DMAA / Aegeline Claims. Prior to December 2013, we sold products manufactured by third parties that contained derivatives from geranium known as 1.3-dimethylpentylamine/ dimethylamylamine/13-dimethylamylamine, or “DMAA,” which were recalled from our stores in November 2013, and/or Aegeline, a compound extracted from bael trees.  As of June 30, 2015, we were named in the following 30 personal injury lawsuits involving products containing DMAA and/or Aegeline:

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

•	Nicholas Akau v. USPLabs, GNC Corporation, et al., United States District Court for the District of Hawaii (Case No. CV 14-00029), filed January 23, 2014

•	Malissa Igafo v. USPLabs, GNC Corporation, et al., United States District Court for the District of Hawaii (Case No. CV 14-00030), filed January 23, 2014

•	Calvin Ishihara v. USPLabs, GNC Corporation, et al., United States District Court for the District of Hawaii (Case No. CV 14-00031), filed January 23, 2014

•	Gaye Anne Mattson v. USPLabs, GNC Corporation, et al., United States District for the District of Hawaii (Case No. CV 14-00032), filed January 23, 2014

•	Roel Vista v. USPLabs, GNC Corporation, et al. United States District Court for the Northern District of California (Case No. CV-14-0037), filed January 24, 2014

•	Thomas Park v. USPLabs, et al., California Superior Court, San Diego County (Case No. 37-2014-00010924-CU-PL-CTL), filed April 10, 2014

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

•
Alexis Billones, Austin Ashworth, Karen Litre, Nancy Murray, Wendy Ortiz, Edward Pullen, and Corazon Vu v. USPLabs, LLC et al., California Superior Court, Los Angeles County (Case No. BC575264), filed March 13, 2015

•
Asofiafia Morales, Richard Ownes, Lynn Campbell, Joseph Silzgy, Delphone Smith-Dean, Nicole Stroud, Barrett Mincey and Amanda Otten v. USPLabs, LLC et al., California Superior Court, Los Angeles County (Case No. BC575262), filed March 13, 2015

•
Laurie Nadura, Angela Abril-Guthmiller, Sarah Rogers, Jennifer Apes, Ellen Beedie, Edmundo Cruz, and Christopher Almanza v. USPLabs, LLC et al., California Superior Court, Monterey County (Case No. M131321), filed March 13, 2015

•
Cynthia Noveda, Demetrio Moreno, Mee Yang, Tiffone Parker, Christopher Tortal, David Patton and Raymon Riley v. USPLabs, LLC et al., California Superior Court, San Diego County (Case No. 37-2015-00008404), filed March 13, 2015

•
Johanna Stussy, Lai Uyeno, Gwenda Tuika-Reyes, Zeng Vang, Kevin Williams, and Kristy Williams v. USPLabs, LLC, et al., California Superior Court, Santa Clara County (Case No. 115CV78045), filed March 13, 2015

•
Natasiri Tali, Tram Dobbs, Mauela Reyna-Perez, Kimberly Turvey, Meagan Van Dyke, Hang Nga Tran, Shea Steard, and Jimmy Tran v. USPLabs, LLC et al., California Superior Court, Los Angeles County (Case No. BC575263), filed March 13, 2015

•
Issam Tnaimou, Benita Rodriguez, Marcia Rouse, Marcel Macy, Joseph Worley, Joanne Zgrezepski, Crystal Franklin, Deanne Fry, and Caron Jones, in her own right, o/b/h Joshua Jones and o/b/o Joshua Jones and ob/o The Estate of James Jones v. USPLabs, LLC et al., California Superior Court, Monterey County (Case No. M131322), filed March 13, 2015.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth information regarding Holdings’ purchases of shares of common stock during the quarter ended June 30, 2015:

	Total Number of Shares Purchase(1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs

April 1 to April 30, 2015	1,040,591	$45.89	1,040,591	$296,648,783
May 1 to May 31, 2015	1,233,044	$44.33	1,233,044	$241,963,679
June 1 to June 30, 2015	—	$—	—	$241,963,679
Total	2,273,635	$45.04	2,273,635

(1)
In August 2014, we announced that our Board approved a multi-year share repurchase program pursuant to which we were authorized to purchase up to an aggregate of $500.0 million shares of common stock during the 24 month period ending August 31, 2016 (the “Repurchase Program”). Other than purchases in connection with the Repurchase Program as set forth in the table above, we made no purchases of shares of common stock for the quarter ended June 30, 2015.

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

GNC HOLDINGS, INC.
(Registrant)

/s/ Tricia K. Tolivar
Date: July 30, 2015	Tricia K. Tolivar
Chief Financial Officer
(Principal Financial Officer)