Form 10-Q
period 2015-09-30
GNC HOLDINGS, INC.
filed 2015-10-29
CIK 1502034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October 23, 2015, there were 82,653,778 outstanding shares of Class A common stock, par value $0.001 per share (the “common stock”), of GNC Holdings, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GNC HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(unaudited)
(in thousands)

	September 30, 2015	December 31, 2014
Current assets:
Cash and cash equivalents	$164,074	$133,834
Receivables, net	145,612	136,361
Inventory (Note 3)	551,783	569,132
Prepaid income taxes	10,589	2,208
Prepaids and other current assets	35,851	34,808
Total current assets	907,909	876,343
Long-term assets:
Goodwill (Note 4)	649,499	672,293
Brands (Note 4)	720,000	720,000
Other intangible assets, net (Note 4)	121,145	132,992
Property, plant and equipment, net	223,950	232,397
Other long-term assets	41,023	43,775
Total long-term assets	1,755,617	1,801,457
Total assets	$2,663,526	$2,677,800
Current liabilities:
Accounts payable	$140,652	$129,064
Current portion of long-term debt (Note 5)	4,571	4,740
Deferred revenue and other current liabilities	120,930	106,539
Total current liabilities	266,153	240,343
Long-term liabilities:
Long-term debt (Note 5)	1,403,431	1,337,638
Deferred tax liabilities, net	298,313	282,842
Other long-term liabilities	58,491	60,934
Total long-term liabilities	1,760,235	1,681,414
Total liabilities	2,026,388	1,921,757
Contingencies (Note 7)
Stockholders’ equity:
Common stock	114	113
Paid-in capital	917,105	879,655
Retained earnings	1,028,965	898,574
Treasury stock, at cost	(1,298,649)	(1,018,470)
Accumulated other comprehensive loss	(10,397)	(3,829)
Total stockholders’ equity	637,138	756,043
Total liabilities and stockholders’ equity	$2,663,526	$2,677,800

The accompanying notes are an integral part of the consolidated financial statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(unaudited)
(in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenue	$672,244	$656,326	$2,021,011	$2,005,999
Cost of sales, including warehousing, distribution and occupancy	421,600	408,578	1,264,602	1,245,953
Gross profit	250,644	247,748	756,409	760,046
Selling, general and administrative	141,155	147,382	421,013	422,838
Long-lived asset impairments (Note 4)	28,333	—	28,333	—
Other income, net	(994)	(8,359)	(2,330)	(13,823)
Operating income	82,150	108,725	309,393	351,031
Interest expense, net (Note 5)	13,753	11,781	36,912	34,987
Income before income taxes	68,397	96,944	272,481	316,044
Income tax expense (Note 11)	22,647	32,630	96,104	111,940
Net income	$45,750	$64,314	$176,377	$204,104
Earnings per share (Note 8):
Basic	$0.55	$0.72	$2.06	$2.24
Diluted	$0.54	$0.71	$2.05	$2.23
Weighted average common shares outstanding (Note 8):
Basic	83,669	89,814	85,663	91,056
Diluted	83,958	90,233	85,930	91,635
Dividends declared per share	$0.18	$0.16	$0.54	$0.48

The accompanying notes are an integral part of the consolidated financial statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net income	$45,750	$64,314	$176,377	$204,104
Other comprehensive loss:
Foreign currency translation loss	(3,406)	(3,851)	(6,568)	(3,035)
Comprehensive income	$42,344	$60,463	$169,809	$201,069

The accompanying notes are an integral part of the consolidated financial statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands)

	Common Stock		Treasury Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
	Shares	Dollars
Balance at December 31, 2014	88,335	$113	$(1,018,470)	$879,655	$898,574	$(3,829)	$756,043
Comprehensive income (loss)	—	—	—	—	176,377	(6,568)	169,809
Repurchase of treasury stock	(6,012)	—	(280,179)	—	—	—	(280,179)
Common stock dividends	—	—	—	—	(45,986)	—	(45,986)
Conversions to common stock	93	1	—	2,194	—	—	2,195
Stock-based compensation	—	—	—	4,747	—	—	4,747
Equity component of convertible note (Note 5)	—	—	—	49,680	—	—	49,680
Equity component of deferred financing fees (Note 5)	—	—	—	(1,421)	—	—	(1,421)
Convertible note tax impact (Note 5)	—	—	—	(17,750)	—	—	(17,750)
Balance at September 30, 2015	82,416	$114	$(1,298,649)	$917,105	$1,028,965	$(10,397)	$637,138

Balance at December 31, 2013	93,989	$112	$(734,482)	$847,886	$700,108	$1,955	$815,579
Comprehensive income (loss)	—	—	—	—	204,104	(3,035)	201,069
Repurchase of treasury stock	(5,326)	—	(230,345)	—	—	—	(230,345)
Common stock dividends	—	—	—	—	(43,394)	—	(43,394)
Conversions to common stock	924	1	—	22,690	—	—	22,691
Stock-based compensation	—	—	—	5,145	—	—	5,145
Balance at September 30, 2014	89,587	$113	$(964,827)	$875,721	$860,818	$(1,080)	$770,745

The accompanying notes are an integral part of the consolidated financial statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine months ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$176,377	$204,104
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	43,100	41,418
Amortization of debt-related costs	3,538	1,343
Increase in provision for inventory losses	15,892	16,129
Gain on sale of company-owned stores to franchisees	(2,436)	(9,662)
Long-lived asset impairments	28,333	—
(Increase) decrease in receivables	(6,275)	5,734
(Increase) in inventory	(3,855)	(62,513)
(Increase) decrease in prepaid and other assets	(9,084)	9,898
Increase in accounts payable	14,691	8,863
Increase in deferred revenue and other liabilities	11,635	8,518
Other operating activities	2,823	14,182
Net cash provided by operating activities	274,739	238,014

Cash flows from investing activities:
Capital expenditures	(30,432)	(55,236)
Cash paid for acquisitions, net of cash acquired	—	(6,402)
Other investing activities	(719)	631
Net cash used in investing activities	(31,151)	(61,007)

Cash flows from financing activities:
Dividends paid to shareholders	(45,904)	(43,287)
Payments on long-term debt	(167,901)	(4,243)
Proceeds from exercised stock options	1,597	20,186
Excess tax benefits from stock-based compensation	597	2,504
Repurchase of treasury stock	(280,179)	(230,345)
Proceeds from issuance of convertible senior notes	287,500	—
Debt issuance costs on convertible senior notes	(8,225)	—
Net cash used in financing activities	(212,515)	(255,185)

Effect of exchange rate changes on cash and cash equivalents	(833)	204
Net increase (decrease) in cash and cash equivalents	30,240	(77,974)
Beginning balance, cash and cash equivalents	133,834	226,217
Ending balance, cash and cash equivalents	$164,074	$148,243

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

NOTE 2.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements, which have been prepared in accordance with the applicable rules of the Securities and Exchange Commission, include all adjustments (consisting of a normal and recurring nature) that management considers necessary to fairly state the Company's results of operations, financial position and cash flows. The December 31, 2014 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2014 ("2014 10-K"). Interim results are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2015.

Correction of Immaterial Error. During the quarter ended March 31, 2015, the Company identified a $2.8 million error relating to prior periods in the calculation of the portion of the accrued payroll liability relating to certain amounts paid to store employees. The impact of this error was not material to any prior period. In addition, the cumulative impact of the correction was not material to the Company's consolidated financial statements for the quarter ended March 31, 2015 or the nine months ended September 30, 2015. Consequently, the Company corrected the error in the first quarter of 2015 by increasing selling, general and administrative expense on the consolidated statement of income and deferred revenue and other current liabilities on the consolidated balance sheet by $2.8 million. The impact to net income was a decrease of $1.8 million for the nine months ended September 30, 2015. This correction had no impact on cash flows from operations for the current nine-month period.

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

In May 2014, the FASB issued ASU 2014-09, which updates revenue recognition guidance relating to contracts with customers. This standard states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This standard is effective for fiscal years beginning after December 15, 2017. The Company is currently evaluating the impact this guidance will have on the consolidated financial statements.

NOTE 3.  INVENTORY

The net realizable value of inventory consisted of the following:

	September 30, 2015	December 31, 2014
	(in thousands)

Finished product ready for sale	$477,961	$501,027
Work-in-process, bulk product and raw materials	66,001	60,911
Packaging supplies	7,821	7,194
Total inventory	$551,783	$569,132

NOTE 4. GOODWILL AND INTANGIBLE ASSETS, NET

Current Period Charges

As previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2014, the estimated fair value for the Discount Supplements reporting unit exceeded its carrying value by less than 10% as of December 31, 2014. During the third quarter of 2015, the Company evaluated the financial results of key strategic initiatives, which were undertaken as a result of declining results in the first half of 2015 and continued deterioration of market share. Based on the financial results for the quarter ended September 30, 2015, the Company concluded that these strategic measures were unsuccessful. As a result, the Company determined the Discount Supplements business does not fit into the Company’s strategic plan for maximizing long-term shareholder returns based on the Company’s expectations of the required investments necessary to improve the financial performance of the business, both in the short and long-term. The Company is currently considering strategic options for the business, one of which is to cease operations beginning in the fourth quarter of 2015, subject to the outcome of legally-required consultation with employee representatives in the United Kingdom. The current and anticipated financial performance of the business, coupled with the Company’s consideration of future strategic options was considered a triggering event requiring an interim goodwill impairment review of the Discount Supplements reporting unit as of September 30, 2015.
The determination of whether any impairment of goodwill exists is based upon a two-step process. In step one of the analysis, the fair value of the reporting unit is compared to the unit’s carrying value, including goodwill, to determine if there is a potential impairment. If the fair value exceeds the carrying amount, the goodwill of the reporting unit is considered not impaired and no further analysis or action is required. If the analysis in step one indicates that the carrying value exceeds the fair value, step two of the test is performed to determine the amount of goodwill impairment loss, if any.

In step two of the test, the implied fair value of a reporting unit’s goodwill is compared to the carrying amount of that goodwill. The implied fair value of the goodwill is determined in the same manner as the amount of goodwill recognized in a business combination is determined. That is, the fair value of a reporting unit is allocated to the fair value of assets and liabilities of that reporting unit, including unrecognized intangible assets, as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its net assets represents the implied fair value of goodwill, which is compared to its carrying value to determine the impairment charge for any deficit.

The Company determined the fair value of the Discount Supplements reporting unit using a discounted cash flow method (income approach), which requires the use of internal business plans that are based on judgments and estimates. The use of judgments and estimates involves inherent uncertainties. The Company's measurement of the fair value of the Discount Supplements reporting unit depends on the accuracy of the assumptions used and how the Company's estimates compare to future operating performance. The key assumptions used are, but not limited to, the following:

•
Future cash flow assumptions - The Company's projections for Discount Supplements are based on organic growth and are derived from historical experience and assumptions regarding future growth and profitability trends. These projections also take into account the current economic climate in the United Kingdom where Discount Supplements operates, and the extent to which the regulatory environment is expected to impact future growth opportunities. The Company's analysis incorporated an assumed period of cash flows of five years with a terminal value.

•
Discount rate - The discount rate is based on Discount Supplements' estimated weighted average cost of capital ("WACC"). The components of WACC are the cost of equity and the cost of debt, each of which requires judgment by management to estimate. The Company develops its cost of equity estimate based on perceived risks and predictability of future cash flows. At September 30, 2015, the WACC used to estimate the fair value of the Discount Supplements reporting unit was 16.5%.

As a result of the review, the Company concluded that the carrying value of the Discount Supplements reporting unit exceeded its fair value and conducted a step two analysis. Based on the results of the step two analysis, the Company concluded that this reporting unit was fully impaired; as a result, a goodwill impairment charge of $23.3 million was recorded in the current quarter.

As a result of the impairment indicators, the Company also performed an impairment analysis with respect to its definite-long-lived assets at Discount Supplements, consisting of trade name and website intangibles and property and equipment. The fair value of these assets were determined using various income approaches. Based on the results of the analyses, the Company recorded impairment charges of $4.4 million on the trade name and website intangible assets and $0.6 million on property and equipment. All of the aforementioned charges totaling $28.3 million are recorded in long-lived asset impairments in the consolidated statement of operations.

The aforementioned charges resulted in goodwill, intangible assets and property and equipment for Discount Supplements being measured at fair value on a non-recurring basis at September 30, 2015, which utilized a significant number of unobservable Level 3 inputs, such as future cash flow assumptions. See Note 6, "Fair Value Measurements," for a definition of Level 3 Inputs.

Goodwill

The following table summarizes the Company’s goodwill activity:

	Retail	Franchising	Manufacturing/ Wholesale	Total
	(in thousands)

Balance at December 31, 2014	$352,149	$117,303	$202,841	$672,293
Acquired franchise stores	1,363	—	—	1,363
Translation effect of exchange rates	(898)	—	—	(898)
Impairment charge	(23,259)	—	—	(23,259)
Balance at September 30, 2015	$329,355	$117,303	$202,841	$649,499

Intangible Assets

Intangible assets other than goodwill consisted of the following:

	Retail Brand	Franchise Brand	Operating Agreements	Other Intangibles	Total
	(in thousands)

Balance at December 31, 2014	$500,000	$220,000	$119,012	$13,980	$852,992
Acquired franchise stores	—	—	—	716	716
Amortization expense	—	—	(4,990)	(3,090)	(8,080)
Translation effect of exchange rates	—	—	—	(122)	(122)
Impairment charge	—	—	—	(4,361)	(4,361)
Balance at September 30, 2015	$500,000	$220,000	$114,022	$7,123	$841,145

The following table reflects the gross carrying amount and accumulated amortization for each major intangible asset:

	Weighted- Average Life	September 30, 2015			December 31, 2014
		Cost	Accumulated Amortization	Carrying Amount	Cost	Accumulated Amortization	Carrying Amount
		(in thousands)
Brands - retail	Indefinite	$500,000	$—	$500,000	$500,000	$—	$500,000
Brands - franchise	Indefinite	220,000	—	220,000	220,000	—	220,000
Retail agreements	30.3	31,000	(9,144)	21,856	31,000	(8,354)	22,646
Franchise agreements	25.0	70,000	(23,917)	46,083	70,000	(21,817)	48,183
Manufacturing agreements	25.0	70,000	(23,917)	46,083	70,000	(21,817)	48,183
Other intangibles	11.8	10,241	(4,286)	5,955	20,457	(7,427)	13,030
Franchise rights	3.0	6,959	(5,791)	1,168	6,243	(5,293)	950
Total		$908,200	$(67,055)	$841,145	$917,700	$(64,708)	$852,992

The following table represents future estimated amortization expense of intangible assets with finite lives at September 30, 2015:

Years ending December 31,	Estimated amortization expense
(in thousands)

2015 (remainder)	$2,110
2016	8,056
2017	7,496
2018	7,335
2019	7,250
Thereafter	88,898
Total	$121,145

NOTE 5.  LONG-TERM DEBT

Long-term debt consisted of the following:

	September 30, 2015	December 31, 2014
	(in thousands)

Term Loan Facility (net of $2.4 million and $3.3 million discount)	$1,175,342	$1,342,165
Convertible senior notes	232,639	—
Other	21	213
Total debt	1,408,002	1,342,378
Less: current maturities	(4,571)	(4,740)
Long-term debt	$1,403,431	$1,337,638

The Company maintains a $1.2 billion term loan facility (the “Term Loan Facility”) that matures in March 2019. The Company also maintains a $130.0 million revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Senior Credit Facility”) that matures in March 2017. On August 10, 2015, the Company entered into a $287.5 million convertible debt transaction as detailed below. In connection with this transaction, the Company paid down $164.3 million of its outstanding Term Loan Facility.

Convertible Debt

Summary of Terms. On August 10, 2015, the Company issued $287.5 million principal amount of 1.5% convertible senior notes due 2020 (the “Notes”) in a private offering. The Notes are governed by the terms of an indenture between the Company and BNY Mellon Trust Company, N.A., as the Trustee (the "Indenture"). The Notes will mature on August 15, 2020, unless earlier purchased by the Company or converted. The Notes will bear interest at a rate of 1.5% per annum, and additionally will be subject to special interest in connection with any failure of the Company to perform certain of its obligations under the Indenture.

The Notes are unsecured obligations and do not contain any financial covenants or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by the Company or any of its subsidiaries. Certain events are considered “events of default” under the Notes, which may result in the acceleration of the maturity of the Notes, as described in the indenture governing the Notes. The Notes are fully and unconditionally guaranteed by certain operating subsidiaries of the Company (“Subsidiary Guarantors”) and are subordinated to the Subsidiary Guarantors obligations from time to time with respect to the Senior Credit Facility and ranks equal in right of payment with respect to the Subsidiary Guarantor’s other obligations.

The initial conversion rate applicable to the Notes is 15.1156 shares of common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $66.16 per share. The conversion rate will be subject to adjustment upon the occurrence of certain specified events, but will not be adjusted for any accrued and unpaid special interest. In addition, upon the occurrence of a “make-whole fundamental change" as defined in the Indenture, the Company will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its Notes in connection with such make-whole fundamental change.

Prior to May 15, 2020, the Notes will be convertible only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2015, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding calendar quarter, the last reported sale price of the Company’s common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of Notes for such trading day was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. On and after May 15, 2020, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their Notes at any time, regardless of the foregoing circumstances. Upon conversion, the Notes will be settled, at the Company’s election, in cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. If the Company has not delivered a notice of its election of settlement method prior to the final conversion period it will be deemed to have elected combination settlement with a dollar amount per note to be received upon conversion of $1,000.

Accounting Treatment. Under GAAP, certain convertible debt instruments that may be settled in cash on conversion are required to be separately accounted for as liability and equity components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. Accordingly, in accounting for the issuance of the Notes, the Company separated the Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component, which is recognized as a debt discount recorded as additional paid-in capital on the consolidated balance sheet represents the difference between the proceeds from the issuance of the Notes and the fair value of the liability component of the Notes and will be amortized to interest expense together with debt issuance costs described below using an effective interest rate of 6.1% over the term of the Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. The Company recorded a deferred tax liability in connection with the convertible debt instrument, which represents the difference between the carrying value of the debt for book purposes and tax purposes, the latter of which excludes the conversion feature bifurcation. The recognition of this deferred tax liability was recorded as a reduction to additional paid-in capital on the accompanying consolidated balance sheet.

In accounting for the debt issuance costs related to the issuance of the Notes, the Company allocated the total amount incurred to the liability and equity components based on their relative values. Debt issuance costs attributable to the liability component are amortized to interest expense using the effective interest method over the term of the Notes, and debt issuance costs attributable to the equity component are netted with the equity component in stockholders’ equity. Debt issuance costs related to the Notes were comprised of discounts and commissions payable to the initial purchasers of $7.9 million and third party offering costs of $0.3 million. Discounts and commissions payable to the initial purchasers attributable to the liability component were recorded as a contra-liability and are presented net against the convertible senior notes balance on the consolidated balance sheets. Third party offering costs attributable to the liability component were recorded as an asset and are presented in other long-term assets on the condensed consolidated balance sheets.
The Notes consist of the following components as of September 30, 2015 (in thousands):

Liability component
Principal	$287,500
Conversion feature	(48,461)
Discount related to debt issuance costs	(6,400)
Net carrying amount	$232,639

Equity component (*)	$30,509

(*) As displayed in the accompanying consolidated statement of equity, balance is included in additional paid-in capital on the consolidated balance sheet and represents the portion of the convertible debt proceeds and debt issuance costs allocated to the conversion feature, net of tax.

Interest Expense

Interest expense consisted of the following (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Senior Credit Facility:
Term Loan Facility coupon	$10,390	$11,194	$32,366	$33,243
Revolver	172	172	510	510
Amortization of discount and deferred financing fees (*)	1,243	448	2,168	1,343
Subtotal: Senior Credit Facility	11,805	11,814	35,044	35,096
Convertible Senior Notes:
Coupon	623	—	623	—
Amortization of conversion feature	1,218	—	1,218	—
Amortization of discount and deferred financing fees	147	—	147	—
Subtotal: Convertible Senior Notes	1,988	—	1,988	—
Mortgage and other interest expense	20	17	31	62
Interest income	(60)	(50)	(151)	(171)
Interest expense, net	$13,753	$11,781	$36,912	$34,987

(*) In connection with the partial pay-down of $164.3 million of the Term Loan Facility, the Company recorded $0.8 million in accelerated amortization, which represents the pro-rata portion of the original issuance discount and deferred financing fees associated with the paid-down balance.

At September 30, 2015 and December 31, 2014, the interest rate under the Term Loan Facility was 3.25%. The Revolving Credit Facility was undrawn and had outstanding letters of credit of $1.1 million at September 30, 2015 and December 31, 2014. At September 30, 2015 and December 31, 2014, the commitment fee on the undrawn portion of the Revolving Credit Facility was 0.5%, and the fee on outstanding letters of credit was 2.50%. As of September 30, 2015, the Company is in compliance with all covenants under the Senior Credit Facility.

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
The following table presents the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2015 by level within the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
	(in thousands)
Cash and cash equivalents	$164,074	$—	$—
Other long-term assets	—	7,813	—

The following table presents the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2014 by level within the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
	(in thousands)
Cash and cash equivalents	$133,834	$—	$—
Other long-term assets	—	7,814	—
Other long-term assets consist of assets related to the Company's non-qualified deferred compensation plan. The assets related to this plan are adjusted based on changes in the fair value of the underlying investments. Since the fair value of the investments is based on quoted prices of similar items in active markets, the assets are classified within Level 2 on the fair value hierarchy.
The carrying amounts of cash and cash equivalents, receivables and accounts payable approximate their respective fair values because of the short maturities of these instruments. Based on the interest rates currently available and their underlying risk, the carrying value of franchise notes receivable approximates its fair value. The actual carrying value and estimated fair value of the Notes (excluding the equity component classified in stockholders’ equity) and Term Loan Facility were as follows:

	September 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)

Term Loan Facility and other	$1,175,363	$1,160,671	$1,342,378	$1,288,683
Convertible senior notes	232,639	215,458	—	—

The fair value of the Term Loan Facility was determined using the instrument’s trading value in markets that are not active, which are considered Level 2 inputs. The fair value of the Notes was determined based on quoted market prices and bond terms and conditions, which are considered Level 2 inputs.
As described in Note 4, "Goodwill and Intangible Assets, Net," the Company recorded asset impairments in the current quarter. This resulted in goodwill and definite-long-lived assets for the Discount Supplements reporting unit being measured at fair value on a non-recurring basis using Level 3 inputs.

NOTE 7.  CONTINGENCIES

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

As of September 30, 2015, the Company was named in approximately 33 personal injury lawsuits involving products containing DMAA and/or Aegeline. One of the personal injury suits in which the Company is named, Leanne Sparling and Michael Sparling on behalf of Michael Sparling, deceased v. USPLabs, GNC Corporation, et al., Superior Court of California, County of San Diego (Case No. 2013-00034663-CU-PL-CTL), filed February 13, 2013, is the subject of pending motions for summary judgment filed by the Company, while the trial previously scheduled for June 2015 has been postponed until February 2016.

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

California Wage and Break Claims. In July 2011, Charles Brewer, on behalf of himself and all others similarly situated, sued General Nutrition Corporation in federal court, alleging state and federal wage and hour claims (U.S. District Court, Northern District of California, Case No. 11CV3587). In October 2011, plaintiff filed an eight-count amended complaint alleging, inter alia, meal, rest break and overtime violations on behalf of sales associates and assistant store managers, and the Company filed a motion to dismiss the complaint. In January 2013, the Court conditionally certified a Fair Labor Standards Act class with respect to one of Plaintiff's claims, and in November 2014, the Court granted in part and denied in part Plaintiff’s Motion to Certify a California class, and granted Defendant’s Motion for Decertification of FLSA Collective Action.  In May 2015, plaintiffs filed a motion for partial summary judgment as to the Company's alleged liability for non-compliant wage statements, which was granted in part and denied in part in August 2015. The trial in this matter previously scheduled for November 2015 has been postponed until February 2016. As of September 30, 2015, an immaterial liability has been accrued in the accompanying financial statements.
In February 2012, former Senior Store Manager, Elizabeth Naranjo, individually and on behalf of all others similarly situated sued General Nutrition Corporation in the Superior Court of the State of California for the County of Alameda (Case No. RG 12619626). The complaint contains eight causes of action, alleging, inter alia, meal, rest break, and overtime violations. In October 2014, the Court granted Plaintiff’s Motion to Certify a Class of approximately 900 current and former managers.  A mediation conducted in April 2015 was unsuccessful in resolving the Plaintiff's claims. As of September 30, 2015, an immaterial liability has been accrued in the accompanying financial statements.

Jason Olive v. General Nutrition Corp. In April 2012, Jason Olive filed a complaint in the Superior Court of California, County of Los Angeles (Case No. BC482686), for misappropriation of likeness in which he alleges that the Company continued to use his image in stores after the expiration of the license to do so in violation of common law and California statutes. Mr. Olive is seeking compensatory, punitive and statutory damages and attorneys’ fees and costs. The trial in this matter previously scheduled for December 2014 was postponed and no new trial date has been set. As of September 30, 2015, an immaterial liability has been accrued in the accompanying financial statements.

Oregon Attorney General. On October 22, 2015, the Attorney General for the State of Oregon sued General Nutrition Corporation in Multnomah County Circuit Court (Case No. 15CV28591) for alleged violations of Oregon’s Unlawful Trade Practices Act, in connection with its sale in Oregon of certain third-party products. The Company intends to vigorously defend against these allegations. As any losses that may arise from this matter are not probable or reasonably estimable at this time, no liability has been accrued in the accompanying interim consolidated financial statements.

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

NOTE 8. EARNINGS PER SHARE
The following table represents the Company's basic and dilutive weighted average shares:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)
Basic weighted-average shares	83,669	89,814	85,663	91,056
Effect of dilutive stock-based awards	289	419	267	579
Diluted weighted-average shares	83,958	90,233	85,930	91,635
For the three and nine months ended September 30, 2015 and 2014, the Company had immaterial amounts of shares from unexercised stock options that were not included in the computation of diluted earnings per share because the impact of applying the treasury stock method to these options was anti-dilutive.
The Company has the intent and ability to settle the principal portion of its Notes in cash, and as such, has applied the treasury stock method, which has resulted in all underlying convertible shares being anti-dilutive in the current quarter and year-to-date period as the Company's average stock price from the issuance of the Notes through September 30, 2015 is less than the conversion price. Refer to Note 5, "Long-Term Debt / Interest Expense" for more information on the Notes.
NOTE 9.  STOCK-BASED COMPENSATION PLANS AND SHARE REPURCHASE PROGRAM

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

Each plan allows for the grant of stock options, restricted stock and other stock-based awards to eligible employees, directors, consultants or advisers as determined by the Compensation Committee. Stock options under the 2007, 2011 and 2015 Stock Plans were granted with exercise prices at or above fair market value on the date of grant, typically vest over a four- or five-year period, and expire seven or ten years from the date of grant.

As of September 30, 2015, approximately 8.4 million shares were available for issuance under the 2015 Stock Plan.

Stock-Based Compensation Activity

During the nine months ended September 30, 2015, the Company granted the following share-based compensation awards (in thousands):

Time-based stock options	36
Time-based restricted stock awards	138
Performance-based restricted stock	101
Total	275

Time-based stock options vest 25% per year over a period of four years and the fair value was determined using the Black-Scholes model. Time-based restricted stock awards vest one-third per year over a period of three years. Performance-based restricted stock vests at the end of a three-year performance period based on the Company's achievement of pre-determined earnings per share and revenue growth targets; based on the extent to which the targets are achieved, vested shares may range from 0% to 200% of the original target grant. Compensation cost related to performance-based stock will be adjusted as necessary to reflect changes in probability that the vesting criteria will be achieved. The above awards will result in compensation expense of $11.7 million, net of expected forfeitures, over the requisite service period assuming the performance-based units vest at 100% of the original target award.

The Company recognized $1.7 million and $1.8 million of total non-cash stock-based compensation expense for the three months ended September 30, 2015 and 2014, respectively. For the nine months ended September 30, 2015 and 2014, the Company recognized $4.7 million and $5.1 million, respectively, of total non-cash stock-based compensation expense. At September 30, 2015, there was approximately $11.9 million of total unrecognized compensation cost related to non-vested stock-based compensation for all awards previously made that are expected to be recognized over a weighted average period of approximately 2.0 years.

Share Repurchase Program

In August 2015, the Board approved a $500.0 million multi-year repurchase program in addition to the $500.0 million multi-year program approved in August 2014, bringing the aggregate share repurchase program to $1.0 billion of Holdings' common stock. Holdings repurchased $279.8 million of common stock during the nine months ended September 30, 2015 and has utilized $373.0 million of the current repurchase program. As of September 30, 2015, $627.0 million remains available for purchase under the program.

NOTE 10.  SEGMENTS

The Company aggregates its operating segments into three reportable segments, which include Retail, Franchise, and Manufacturing/Wholesale. The Retail reportable segment includes the Company's corporate store operations in the United States, Canada, Puerto Rico, Ireland and its websites GNC.com, LuckyVitamin.com, and DiscountSupplements.co.uk. The Franchise reportable segment represents the Company's franchise operations, both domestically and internationally. The Manufacturing/Wholesale reportable segment represents the Company's manufacturing operations in South Carolina and the Wholesale business. This segment supplies the Retail and Franchise segments, along with various third parties, with finished products for sale. The Company's chief operating decision maker evaluates segment operating results based primarily on performance indicators, including revenue and operating income. Operating income of each reportable segment excludes certain items that are managed at the consolidated level, such as warehousing, distribution and other corporate costs. The Company’s long-lived asset impairment charge of $28.3 million recorded during the three months ended September 30, 2015 is included in the Company’s Retail reporting segment. The following table represents key financial information for each of the Company's reportable segments:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)
Revenue:
Retail	$485,963	$480,691	$1,493,275	$1,495,197
Franchise	124,661	114,106	354,359	327,763
Manufacturing/Wholesale:
Intersegment revenues	67,511	62,247	206,749	194,862
Third-party	61,620	61,529	173,377	183,039
Subtotal Manufacturing/Wholesale	129,131	123,776	380,126	377,901
Subtotal segment revenues	739,755	718,573	2,227,760	2,200,861
Elimination of intersegment revenues	(67,511)	(62,247)	(206,749)	(194,862)
Total revenue	$672,244	$656,326	$2,021,011	$2,005,999
Operating income:
Retail	$55,435	$89,993	$244,744	$279,862
Franchise	42,031	39,693	122,360	119,693
Manufacturing/Wholesale	23,466	22,917	66,675	69,359
Unallocated corporate and other costs:
Warehousing and distribution costs	(18,139)	(17,277)	(54,419)	(50,258)
Corporate costs	(20,643)	(26,601)	(69,967)	(67,625)
Subtotal unallocated corporate and other costs	(38,782)	(43,878)	(124,386)	(117,883)
Total operating income	82,150	108,725	309,393	351,031
Interest expense, net	13,753	11,781	36,912	34,987
Income before income taxes	$68,397	$96,944	$272,481	$316,044

NOTE 11.  INCOME TAXES

The Company recognized $22.6 million of income tax expense (or 33.1% of pre-tax income) during the three months ended September 30, 2015 compared to $32.6 million (or 33.7% of pre-tax income) in the prior year quarter. The Company recognized $96.1 million of income tax expense (or 35.3% of pre-tax income) during the nine months ended September 30, 2015 compared to $111.9 million (or 35.4% of pre-tax income) for the same period in 2014.

As described in Note 4, "Goodwill and Intangible Assets, Net," the Company recorded a $28.3 million long-lived asset impairment in the current quarter related to the Discount Supplements business. The Company fully reduced the deferred income tax assets relating to net operating loss carryforwards of Discount Supplements by a valuation allowance the result of which was not material to the current quarter results. The Company recorded a discrete tax benefit of $11.6 million in the current quarter due to the effect of an anticipated worthless stock deduction resulting from excess tax basis in the common shares of Discount Supplements.

The Company's liability for uncertain tax positions decreased by $3.1 million during the three month period ended September 30, 2015 due in part to the expiration of certain statutes of limitation with respect to the 2011 fiscal year. At September 30, 2015 and December 31, 2014, the Company had $7.7 million (which if recognized, would affect the effective tax rate) and $11.7 million of unrecognized tax benefits, respectively, excluding interest and penalties. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company had accrued approximately $3.4 million and $4.2 million at September 30, 2015 and December 31, 2014, respectively, for potential interest and penalties associated with uncertain tax positions. To the extent interest and penalties are not assessed with respect to the ultimate settlement of uncertain tax positions, amounts previously accrued will be reversed as a reduction to income tax expense.

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

NOTE 12. SUBSEQUENT EVENTS

On October 22, 2015, the Board authorized and declared a cash dividend for the fourth quarter of 2015 of $0.18 per share of common stock, payable on or about December 28, 2015 to stockholders of record as of the close of business on December 11, 2015.

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

All forward-looking statements, including, without limitation, our examination of historical operating trends, are based upon our current expectations and various assumptions. We believe there is a reasonable basis for our expectations and beliefs, but they are inherently uncertain. We may not realize our expectations, and our beliefs may not prove correct. Actual results could differ materially from those described or implied by such forward-looking statements. The following uncertainties and factors, among others including, but not limited to, those we describe under the caption “Risk Factors” in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2014 ("2014 10-K"), could affect future performance and cause actual results to differ materially from those matters expressed in or implied by forward-looking statements:

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

•	an effort to re-set our stores with an enhanced focus on plant and nature based proteins, women's beauty products and functional foods;

•	to implement a rigorous, customer-focused testing process in our merchandising, marketing, store operations and other decisions relevant to our business; and

•	a process to better align our inventory levels with current trends in our business.
During the third quarter of 2015, we realized the following positive outcomes as compared to the third quarter of 2014:

•	our total revenue increased 2.4%;

•	despite negative same store sales described below for our company-owned domestic stores, our GNC.com business experienced a 5.6% increase in sales;

•
excluding the impact of the $28.3 million in long-lived asset impairments associated with the Discount Supplements business, as explained under Item 1, "Financial Statements," Note 4, "Goodwill and Intangible Assets, Net," that is reported within our Retail segment, our consolidated operating income increased by 1.6%;

•	we increased our company-owned store count by 16 net new stores, our international franchise stores by 12 net new stores and our Rite Aid store-within-a-store by 15 locations;

•
our franchise segment revenue increased 9.3%, with an increase in domestic franchising revenue of 7.5% and international franchising revenue of 12.2%, and segment operating income increased 2.5% excluding the impact of gains associated with the sales of corporate stores to franchisees and the international franchise receivable reserve recorded in the prior year quarter; and

•	our wholesale/manufacturing segment's sales increased by 0.1% primarily due to higher contract manufacturing and segment operating income increased 2.4%.

However, while our business remains profitable and we continue to generate strong cash flow, with approximately 95% of our domestic company-owned stores' cash flow exceeding our weighted average cost of capital, we also continue to face challenges to our business. Therefore, with respect to our results for the quarter ended September 30, 2015 as compared to the quarter ended September 30, 2014:

•	our company-owned domestic same store sales decreased 0.3%; and

•
in our retail segment, operating income decreased by 38.4% quarter-over-quarter and as a percentage of segment revenue decreased from 18.7% in the prior year quarter to 11.4% in the current quarter. Excluding the impact of the aforementioned long-lived asset impairments, the decrease in operating income as a percentage of segment revenue was due to product margin rate improvements in our domestic retail business and lower advertising expense being more than offset by expense deleverage associated with negative same store sales.

Company-owned vs. Franchise Store Strategy

As described in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, as a result of our ongoing evaluation of strategies to maximize shareholder value - including a quantitative and qualitative assessment of the relative value created based on the ownership structure of domestic retail locations - we expect to increase the percentage of domestic franchise locations by executing the following strategies: (i) increasing the proportion of new stores that are franchise locations, and (ii) transition certain company-owned stores in select markets to franchise locations by executing a re-franchising strategy, allowing for refinements in our pace and approach. Beginning in the fourth quarter of 2015, we expect the majority of new domestic retail locations to be franchises.

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

Results of Operations

The following information presented for the three and nine months ended September 30, 2015 and 2014 was prepared by management, is unaudited, and was derived from our unaudited consolidated financial statements and accompanying notes. In the opinion of management, all adjustments necessary for a fair statement of our financial position and operating results for such periods and as of such dates have been included.

As discussed in Note 10, “Segments,” to our unaudited consolidated financial statements, we evaluate segment operating results based on several indicators. The primary key performance indicators are revenues and operating income for each segment. Revenues and operating income, as evaluated by our chief operating decision maker, exclude certain items that are managed at the consolidated level, such as warehousing, distribution and other corporate costs. The following discussion compares the revenues and the operating income by segment, as well as those items excluded from the segment totals.

Same store sales reflects the percentage change in same store point-of-sale retail sales in the period presented compared to the prior year period. Same store sales are calculated on a daily basis for each store and exclude the net sales of a store for any period if the store was not open during the same period of the prior year. We also include internet sales, as generated only through GNC.com and www.drugstore.com, in our domestic company-owned same store sales calculation. When a store’s square footage has been changed as a result of reconfiguration or relocation in the same mall or shopping center, the store continues to be treated as a same store. If, during the period presented, a store was closed, relocated to a different mall or shopping center, or converted to a franchise store or a company-owned store, sales from that store up to and including the closing day or the day immediately preceding the relocation or conversion are included as same store sales as long as the store was open during the same period of the prior year. We exclude from the calculation sales during the period presented that occurred on or after the date of relocation to a different mall or shopping center or the date of a conversion.

Results of Operations

(Expressed as a percentage of total consolidated revenue)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenues:
Retail	72.3%	73.2%	73.9%	74.5%
Franchise	18.5%	17.4%	17.5%	16.4%
Manufacturing / Wholesale	9.2%	9.4%	8.6%	9.1%
Total net revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of sales, including warehousing, distribution and occupancy	62.7%	62.2%	62.6%	62.1%
Selling, general and administrative	21.0%	22.5%	20.8%	21.1%
Long-lived asset impairments	4.2%	—%	1.4%	—%
Other income, net	-0.1%	-1.3%	-0.1%	-0.7%
Total operating expenses	87.8%	83.4%	84.7%	82.5%
Operating income:
Retail	8.2%	13.7%	12.1%	13.9%
Franchise	6.3%	6.0%	6.1%	6.0%
Manufacturing / Wholesale	3.5%	3.5%	3.3%	3.5%
Unallocated corporate and other costs:
Warehousing and distribution costs	-2.7%	-2.6%	-2.7%	-2.5%
Corporate costs	-3.1%	-4.0%	-3.5%	-3.4%
Subtotal unallocated corporate and other costs	-5.8%	-6.6%	-6.2%	-5.9%
Total operating income	12.2%	16.6%	15.3%	17.5%
Interest expense, net	2.0%	1.8%	1.8%	1.7%
Income before income taxes	10.2%	14.8%	13.5%	15.8%
Income tax expense	3.4%	5.0%	4.8%	5.6%
Net income	6.8%	9.8%	8.7%	10.2%

Note: The columns may not add due to rounding.

The following table summarizes our stores for the periods indicated:

	Nine months ended September 30,
	2015	2014
Company-owned stores:
Beginning of period balance	3,497	3,342
New store openings	64	140
Acquired franchise stores (a)	32	22
Store closings (b)	(37)	(45)
End of period balance	3,556	3,459
Franchised stores:
Domestic
Beginning of period balance	1,070	1,012
Store openings (b)	30	79
Store closings (c)	(38)	(28)
End of period balance	1,062	1,063
International (d)
Beginning of period balance	2,140	2,024
Store openings	89	140
Store closings	(124)	(63)
End of period balance	2,105	2,101
Store-within-a-store (Rite Aid):
Beginning of period balance	2,269	2,215
Store openings	51	48
Store closings	(1)	(5)
End of period balance	2,319	2,258
Total Stores	9,042	8,881

(a)	Represents stores that were acquired from franchisees and subsequently converted into company-owned stores.

(b)	Includes company-owned store locations sold to franchisees.

(c)	Includes franchise stores closed and acquired by us.

(d)	Includes distribution centers where sales are made.

Comparison of the Three Months Ended September 30, 2015 (current quarter) and 2014 (prior year quarter)

Revenues

Our consolidated net revenues increased $15.9 million, or 2.4%, to $672.2 million for the three months ended September 30, 2015 compared to $656.3 million for the same period in 2014. The increase was the result of increased sales in all of our segments as explained in more detail below.

Retail.  Revenues in our Retail segment increased $5.3 million, or 1.1%, to $486.0 million for the three months ended September 30, 2015 compared to $480.7 million in the prior year quarter principally due to a net increase of 97 stores in our company-owned store base from 3,459 stores at September 30, 2014 to 3,556 stores at September 30, 2015 as well as growth in our e-commerce businesses, excluding Discount Supplements. Partially offsetting the increase in revenue was a decrease associated with the impact of foreign exchange rate changes primarily related to the Canadian dollar. Domestic retail same store sales, which includes sales from GNC.com, decreased by 0.3% compared to the prior year quarter.

Franchise. Revenues in our Franchise segment increased $10.6 million or 9.3%, to $124.7 million for the three months ended September 30, 2015 compared to $114.1 million in the prior year quarter. Despite a decrease in domestic franchise same store retail sales of 1.3% quarter-over-quarter, domestic franchise revenue increased $5.4 million, or 7.5%, primarily due to increased third-party wholesale product sales.

International franchise revenue increased by $5.2 million, or 12.2%, for the three months ended September 30, 2015, compared to the prior year quarter, primarily due to higher third-party product sales. Excluding the impact of our franchise stores located in Venezuela, which is currently experiencing political unrest, our international franchisees have reported negative same store sales of 1.4% in the current quarter excluding the impact of foreign exchange rate changes relative to the U.S. dollar.

    Manufacturing/Wholesale. Revenues in our Manufacturing/Wholesale segment, which includes third-party contract manufacturing sales from our facilities in South Carolina, as well as wholesale sales primarily to Rite Aid, PetSmart, Sam’s Club and www.drugstore.com, was relatively flat, having increased by $0.1 million, or 0.1%, to $61.6 million for the three months ended September 30, 2015 compared to $61.5 million in the prior year quarter. Third-party contract manufacturing sales increased $4.1 million, or 13.3%, to $34.5 million for the three months ended September 30, 2015 compared to $30.4 million in the prior year quarter. This increase was offset by a decrease in wholesale sales of $4.0 million, or 12.7%.

Cost of Sales and Gross Profit

Cost of sales, which includes product costs, costs of warehousing and distribution and occupancy costs, increased $13.0 million to $421.6 million for the three months ended September 30, 2015 compared to $408.6 million in the prior year quarter. Gross profit, as a percentage of net revenue, decreased from 37.7% for the quarter ended September 30, 2014 to 37.3% in the current quarter. Product margin improvement for the domestic retail business was more than offset by third-party wholesale product sales representing a higher portion of revenue in our international franchise business and expense deleverage associated with negative same store sales.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses, including compensation and related benefits, advertising and promotion, amortization and other expenses, decreased $6.2 million, or 4.2%, to $141.2 million for the three months ended September 30, 2015 compared to $147.4 million in the prior year quarter. These expenses, as a percentage of net revenue, were 21.0% and 22.5% for the three months ended September 30, 2015 and 2014, respectively. The decrease in SG&A was primarily due to the following charges incurred in the prior year quarter:

•
Management realignment. We incurred $7.5 million of expenses associated with the changes among the executive leadership team in the quarter ended September 30, 2014. These expenses related principally to $5.7 million in executive severance, $0.5 million of accelerated non-cash stock-based compensation expense net of forfeitures, and $1.3 million for the recruiting and hiring of new executive leadership.

•	International franchise receivable reserve. We recorded a $4.4 million reserve against receivables with certain of our international franchisees in the quarter ended September 30, 2014.

In addition, the decrease in SG&A was due to lower incentive-related expense as a result of the reversal of accruals in the current quarter and lower advertising expense due to our evaluation to refine the optimal media mix to maximize our return. Partially offsetting the decrease in SG&A expenses in the current quarter were higher store salaries and benefits to support our increased store base.

Long-Lived Asset Impairments

We recorded a $28.3 million charge in the three and nine months ended September 30, 2015, which consisted of $23.3 million related to goodwill, $4.4 million related to the trade name and website intangible assets and $0.6 million related to fixed assets. Refer to Item 1, "Financial Statements," Note 4, "Goodwill and Intangible Assets, Net" for more information.

Other Income, net

Other income, net, which includes gains on the sales of company-owned stores to franchisees, foreign currency (gain) loss and the reversal of contingent purchase price liabilities, decreased $7.4 million to $1.0 million for the three months ended September 30, 2015 compared to $8.4 million in the prior year quarter. The decrease in other income, net was due to the reversal of a $4.3 million contingent purchase price liability in the prior year quarter associated with Discount Supplements based on changes in the probability that all required targets of the purchase agreement would be met. In addition, we sold fewer corporate stores to franchisees in the current quarter as compared to the prior year quarter as further explained below under "Operating Income - Franchise."

Operating Income

As a result of the foregoing, consolidated operating income decreased $26.6 million, or 24.4%, to $82.2 million for the three months ended September 30, 2015 compared to $108.7 million in the prior year quarter. Operating income, as a percentage of net revenue, was 12.2% and 16.6% for the three months ended September 30, 2015 and 2014, respectively, which includes the impact of the long-lived asset impairments recorded in the current quarter as described above.

Retail. Operating income decreased $34.6 million, or 38.4%, to $55.4 million for the three months ended September 30, 2015 compared to $90.0 million for the same period in 2014. Operating income as a percentage of segment revenue was 11.4% in the current quarter compared to 18.7% in the prior year quarter. Excluding the impact of the long-lived asset impairments in the current quarter and the reversal of the contingent purchase price liability in the prior year quarter described above, operating income as a percentage of segment revenue was 17.2% in the current quarter compared to 17.8% in the prior year quarter. The decrease compared to the prior year quarter was a result of expense deleverage associated with negative same store sales and the unfavorable impact of exchange rate changes associated with the Canadian dollar, partially offset by lower advertising expense

Franchise. Operating income increased $2.3 million, or 5.9%, to $42.0 million for the three months ended September 30, 2015 compared to $39.7 million in the prior year quarter. Operating income was 33.7% of segment revenue in the current quarter compared to 34.8% in the prior year quarter. We sold five corporate stores to franchisees during the three months ended September 30, 2015 resulting in a gain of $0.9 million compared to the prior year quarter in which we sold eight corporate stores to franchisees resulting in a gain of $4.1 million.

Excluding these sales and the $4.4 million international franchise receivable reserve recorded in the prior year quarter described above, operating income increased $1.0 million, and was 33.0% of segment revenue for the third quarter of 2015, as compared with 35.1% in the third quarter of 2014. The decrease in operating income as a percentage of segment revenue was primarily due to international third-party wholesale product sales representing a higher portion of total revenue.

Manufacturing/Wholesale. Operating income increased $0.6 million, or 2.4%, to $23.5 million for the three months ended September 30, 2015 compared to $22.9 million in the prior year quarter.  Operating income as a percentage of segment revenue was 38.1% compared to 37.2% in the prior year quarter. The increase compared to the prior year quarter was primarily due to a higher gross margin.

Warehousing and distribution costs. Unallocated warehousing and distribution costs increased $0.8 million, or 5.0%, to $18.1 million for the three months ended September 30, 2015 compared to $17.3 million in the prior year quarter. The increase was due in part to an increase in depreciation expense related to the new distribution center located in Indiana, which opened in October 2014. Warehousing and distribution costs as a percentage of consolidated revenue were approximately flat quarter-over-quarter.

Corporate costs. Corporate overhead costs decreased $6.0 million to $20.6 million for the three months ended September 30, 2015 compared to $26.6 million in the prior year quarter primarily due to the prior year management realignment described above and lower incentive-related expense due to the reversal of accruals in the current quarter.

Interest Expense, net

Interest expense was $13.8 million in the three month period ended September 30, 2015 compared to $11.8 million in the three months ended September 30, 2014. The increase in interest expense was due to the convertible debt transaction explained in Item 1, "Financial Statements", Note 5, "Long-Term Debt / Interest Expense."

Income Tax Expense

We recognized $22.6 million of income tax expense (or 33.1% of pre-tax income) during the three months ended September 30, 2015 compared to $32.6 million (or 33.7% of pre-tax income) for the same period in 2014. The current quarter tax rate was impacted by a discrete tax benefit of $11.6 million due to the effect of an anticipated worthless stock deduction resulting from excess tax basis in the common shares of Discount Supplements and a decrease in the liability for uncertain tax positions of $3.1 million due in part to the expiration of certain statutes of limitation with respect to the 2011 fiscal year.

Net Income

As a result of the foregoing, consolidated net income decreased $18.5 million to $45.8 million for the three months ended September 30, 2015 compared to $64.3 million for the same period in 2014.

Diluted Earnings Per Share

Diluted earnings per share decreased 23.9% from $0.71 for the three months ended September 30, 2014 to $0.54 for the same period in 2015 due to a 28.9% decrease in net income, partially offset by a decrease in the weighted average diluted shares outstanding of 7.0% as a result of the share repurchase program.

Comparison of the Nine Months Ended September 30, 2015 (current year period) and 2014 (prior year period)

Revenues

Our consolidated net revenues increased $15.0 million, or 0.7%, to $2,021.0 million for the nine months ended September 30, 2015 compared to $2,006.0 million for the same period in 2014. The increase was the result of increased sales in the Franchise segment, partially offset by decreased sales in both our Retail and Manufacturing/Wholesale segments.

Retail.  Revenues in our Retail segment decreased $1.9 million, or 0.1%, to $1,493.3 million for the nine months ended September 30, 2015 compared to $1,495.2 million for the same period in 2014, due primarily to negative domestic retail same store sales of 2.5%, which includes sales from GNC.com, and the impact of foreign exchange rate changes primarily related to the Canadian dollar. The decrease in revenue was partially offset by a net increase of 97 stores in our company-owned store base from 3,459 stores at September 30, 2014 to 3,556 stores at September 30, 2015.

Franchise. Revenues in our Franchise segment increased $26.6 million, or 8.1%, to $354.4 million for the nine months ended September 30, 2015 compared to $327.8 million for the same period in 2014. Despite negative domestic franchise same store retail sales of 1.7% period-over-period, domestic franchise revenue increased $25.4 million, or 12.4%, primarily due to increased third-party wholesale product sales.

International franchise revenue increased by $1.2 million, or 1.0%, for the nine months ended September 30, 2015, compared to the same period in 2014, primarily due to higher product sales. Excluding the impact of our franchise stores located in Venezuela, which is currently experiencing political unrest, our international franchisees have reported negative same store retail sales of 0.6% in the current year period excluding the impact of foreign exchange rate changes relative to the U.S. dollar.

Manufacturing/Wholesale. Revenues in our Manufacturing/Wholesale segment decreased by $9.6 million, or 5.3%, to $173.4 million for the nine months ended September 30, 2015 compared to $183.0 million for the same period in 2014. Third-party contract manufacturing sales decreased $9.6 million, or 9.9%, to $87.6 million for the nine months ended September 30, 2015 compared to $97.2 million for the same period in 2014. Wholesale sales were approximately flat period-over-period.

Cost of Sales and Gross Profit

Cost of sales increased $18.6 million to $1,264.6 million for the nine months ended September 30, 2015 compared to $1,246.0 million for the same period in 2014. Gross profit, as a percentage of net revenue, decreased from 37.9% for the nine months ended September 30, 2014 to 37.4% in the current year period. Product margin improvement year-over-year as a percentage of net revenue for the Retail segment was more than offset by third-party wholesale product sales representing a higher portion of Franchise segment revenue. In addition, occupancy costs as a percentage of revenue were higher due to deleverage associated with negative same store sales, and distribution costs were higher primarily due to our new distribution center in Indiana.

SG&A Expenses

SG&A expenses decreased $1.8 million, or 0.4%, to $421.0 million for the nine months ended September 30, 2015 compared to $422.8 million for the same period in 2014. These expenses, as a percentage of net revenue, were 20.8% and 21.1% for the nine months ended September 30, 2015 and 2014, respectively. The decrease in SG&A expenses was primarily due to a decrease in advertising expense of $11.4 million partially offset by an increase in compensation and related benefits of $5.2 million and other SG&A expenses of $4.4 million.

Advertising expense decreased in the nine months ended September 30, 2015 compared to the prior year period due to our evaluation to refine the optimal media mix to maximize our return as well as higher spend associated with the Beat Average™ campaign launched in the prior year as compared to the "80 Years of Quality" campaign launched in the current year.

The increase in compensation and related benefits was principally due to an increase in store salaries and benefits to support our increased store base. In addition, compensation expense of $2.8 million was recorded in the current year period relating to the correction of an immaterial error in the first quarter of 2015 as explained in Item 1, "Financial Statements," Note 2, "Basis of Presentation." These expenses were partially offset by the management realignment charge recorded in the prior year period as described above.

Increases in other SG&A expense were due in part to an increase to a legal accrual in the current year period, which was described in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2015. Partially offsetting the increase in other SG&A expense was a decrease in bad debt expense associated with certain of our international franchisees.

Other Income, net

Other income, net decreased $11.5 million to $2.3 million for the nine months ended September 30, 2015 compared to $13.8 million for the same period in 2014. The decrease in other income, net was due to the reversal of a $4.3 million contingent purchase price liability in the prior year quarter as explained above. In addition, we sold fewer corporate stores to franchisees in the current year period as compared to the prior year period as further explained below under "Operating Income - Franchise."

Operating Income

As a result of the foregoing, consolidated operating income decreased $41.6 million, or 11.9%, to $309.4 million for the nine months ended September 30, 2015 compared to $351.0 million for the same period in 2014. Operating income, as a percentage of net revenue, was 15.3% and 17.5% for the nine months ended September 30, 2015 and 2014, respectively.

Retail. Operating income decreased $35.2 million, or 12.5%, to $244.7 million for the nine months ended September 30, 2015 compared to $279.9 million for the same period in 2014. Operating income as a percentage of segment revenue was 16.4% in the current year period compared to 18.7% in the prior year period. The decrease compared to the prior year period was a result of expense deleverage associated with negative same store sales, the unfavorable impact of exchange rate changes primarily associated with the Canadian dollar and the correction of an immaterial error as explained in Item 1, "Financial Statements," Note 2, "Basis of Presentation" partially offset by improved product margin and lower advertising expense.

Franchise. Operating income increased $2.7 million, or 2.2%, to $122.4 million for the nine months ended September 30, 2015 compared to $119.7 million for the same period in 2014. Operating income was 34.5% of segment revenue in the current year period compared to 36.5% in the prior year period. A gain of $2.4 million was recorded in the nine months ended September 30, 2015 from the sale of 12 company-owned stores to franchisees compared to a gain of $9.7 million in the prior year period resulting from the sale of 23 company-owned stores to franchisees.

Excluding these sales and a decrease in bad debt expense associated with certain of our international franchisees, the decrease in operating income as a percentage of segment revenue was primarily due to third-party wholesale product sales representing a higher portion of segment revenue.

Manufacturing/Wholesale. Operating income decreased $2.7 million, or 3.9%, to $66.7 million for the nine months ended September 30, 2015 compared to $69.4 million for the same period in 2014.  Operating income as a percentage of segment revenue was 38.5% in the current year period compared to 37.9% in the prior year period, primarily due to a higher gross margin.

Warehousing and distribution costs. Unallocated warehousing and distribution costs increased $4.1 million, or 8.3%, to $54.4 million for the nine months ended September 30, 2015 compared to $50.3 million for the same period in 2014 and increased by 0.2% as a percentage of consolidated revenue. The increase was due in part to an increase in depreciation expense related to the new distribution center located in Indiana.

Corporate costs. Corporate overhead costs increased $2.4 million to $70.0 million for the nine months ended September 30, 2015 compared to $67.6 million for the same period in 2014, principally due to increases in compensation and related benefits and legal-related expenses that were partially offset by the management realignment charge in the prior year period.

Interest Expense, net

Interest expense was $36.9 million in the nine month period ended September 30, 2015 compared to $35.0 million in the nine months ended September 30, 2014. The increase in interest expense was due to the convertible debt transaction explained in Item 1, "Financial Statements", Note 5 , "Long-Term Debt / Interest Expense."

Income Tax Expense

We recognized $96.1 million of income tax expense (or 35.3% of pre-tax income) during the nine months ended September 30, 2015 compared to $111.9 million (or 35.4% of pre-tax income) for the same period in 2014. The current year period tax rate was impacted by a discrete tax benefit of $11.6 million due to the effect of an anticipated worthless stock deduction resulting from excess tax basis in the common shares of Discount Supplements and a decrease in the liability for uncertain tax positions of $3.1 million due in part to the expiration of certain statutes of limitation with respect to the 2011 fiscal year.

Net Income

As a result of the foregoing, consolidated net income decreased $27.7 million to $176.4 million for the nine months ended September 30, 2015 compared to $204.1 million for the same period in 2014.

Diluted Earnings Per Share

Diluted earnings per share decreased 8.1% from $2.23 for the nine months ended September 30, 2014 to $2.05 for the nine months ended September 30, 2015 due to a 13.6% decrease in net income, partially offset by a 6.2% decrease in the weighted average diluted shares outstanding as a result of the share repurchase program.

Liquidity and Capital Resources

At September 30, 2015, we had $164.1 million in cash and cash equivalents and $641.8 million in working capital, compared with $133.8 million in cash and cash equivalents and $636.0 million in working capital at December 31, 2014.

We expect to fund our operations through internally generated cash and, if necessary, from borrowings under our $130.0 million revolving credit facility.  At September 30, 2015, we had $128.9 million available under the Revolving Credit Facility, after giving effect to $1.1 million utilized to secure letters of credit.

We expect our primary uses of cash in the near future will be for capital expenditures, working capital requirements, and funding share repurchases and any quarterly dividends to stockholders that are approved by our Board.

We currently anticipate that cash generated from operations, together with amounts available under the Revolving Credit Facility, will be sufficient for the term of the Revolving Credit Facility, which matures in March 2017, to meet our operating expenses and fund capital expenditures as they become due. We are required to make quarterly principal payments of $1.1 million on the amount outstanding under our Term Loan Facility, payable every quarter beginning March 31, 2014 and ending on December 31, 2018. Our ability to make scheduled payments of principal on, to pay interest on or to refinance our debt and to satisfy our other debt obligations will depend on our future operating performance, which will be affected by general economic, financial and other factors beyond our control.  We are currently in compliance with our debt covenant reporting and compliance obligations under the Senior Credit Facility and expect to remain in compliance during 2015.

Cash Provided by Operating Activities

Cash provided by operating activities increased by $36.7 million from $238.0 million in the nine months ended September 30, 2014 to $274.7 million in the nine months ended September 30, 2015 primarily due to lower inventory purchases.

Cash Used in Investing Activities

Cash used in investing activities was $31.2 million and $61.0 million for the nine months ended September 30, 2015 and 2014, respectively. Capital expenditures, which were primarily for new stores and improvements to our retail stores and, in October 2014, the opening of our distribution center in Indiana, were $30.4 million and $55.2 million for the nine months ended September 30, 2015 and 2014, respectively.

We expect capital expenditures to be approximately $50.0 million in 2015, which includes costs associated with growing our domestic square footage. We anticipate funding our 2015 capital requirements with cash flows from operations and, if necessary, borrowings under the Revolving Credit Facility.

Cash Used in Financing Activities

For the nine months ended September 30, 2015, cash used in financing activities was $212.5 million, primarily consisting of the issuance of $287.5 million convertible senior notes ("Notes"), partially offset by payments on the Term Loan Facility of $167.9 million. Refer to Item 1, "Financial Statements," Note 5, "Long-Term Debt / Interest Expense" for more information on the convertible senior notes we issued in August 2015.

In August 2015, the Board approved a $500.0 million multi-year repurchase program in addition to the $500.0 million multi-year program approved in August 2014, bringing the aggregate share repurchase program to $1.0 billion of Holdings' common stock. Holdings repurchased $279.8 million of common stock during the nine months ended September 30, 2015 and has utilized $373.0 million of the current repurchase program. As of September 30, 2015, $627.0 million remains available for purchase under the program.

For the nine months ended September 30, 2014, cash used in financing activities was $255.2 million, primarily consisting of the repurchase of an aggregate of $230.0 million shares of common stock under our authorized share repurchase program and dividends paid to Holdings’ stockholders of $43.3 million, partially offset by $22.7 million of proceeds from exercised stock options, including the associated tax benefit.

On October 22, 2015, the Board authorized and declared a cash dividend for the fourth quarter of 2015 of $0.18 per share of common stock, payable on or about December 28, 2015 to stockholders of record as of the close of business on December 11, 2015.

Contractual Obligations

On August 10, 2015, we issued $287.5 million principal amount of 1.5% convertible senior notes due 2020 (the “Notes”) in a private offering. The Notes will mature on August 15, 2020, unless earlier purchased by us or converted. The Notes will bear interest at a rate of 1.5% per annum. In connection with this transaction, we paid down $164.3 million of our outstanding Term Loan Facility. Refer to Item 1, "Financial Statements," Note 5, "Long-Term Debt / Interest Expense" for more information. There have been no other material changes in our contractual obligations as disclosed in the 2014 10-K.

Critical Accounting Estimates

There have been no material changes to the application of critical accounting policies and significant judgments and estimates since those disclosed in our 2014 10-K. As described in Item 1, "Financial Statements," Note 4, "Goodwill and Intangible Assets, Net," we recorded $28.3 million in impairments relating to goodwill and other long-lived assets. The calculation of these charges required the use of judgment and estimates that involve inherent uncertainties.

Recent Accounting Pronouncements

Refer to Item 1, "Financial Statements," Note 2, "Basis of Presentation."

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes to our market risk since December 31, 2014. For a discussion of our exposure to market risk, refer to Part II, Item 7A "Quantitative and Qualitative Disclosures About Market Risk" of our 2014 10-K.
As of September 30, 2015, we had $287.5 million principal amount of Notes due 2020 outstanding. As this instrument has a fixed interest rate, we do not have interest rate risk exposure related to this debt.
Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act has been appropriately recorded, processed, summarized and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our CEO and CFO have concluded that, as of September 30, 2015, our disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) that occurred during the last fiscal quarter, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1.   Legal Proceedings

DMAA / Aegeline Claims. Prior to December 2013, we sold products manufactured by third parties that contained derivatives from geranium known as 1.3-dimethylpentylamine/ dimethylamylamine/13-dimethylamylamine, or “DMAA,” which were recalled from our stores in November 2013, and/or Aegeline, a compound extracted from bael trees.  As of September 30, 2015, we were named in the following 33 personal injury lawsuits involving products containing DMAA and/or Aegeline:

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

Other Legal Proceedings.    For additional information regarding certain other legal proceedings to which the Company is a party, see Note 7, "Contingencies" to the accompanying financial statements.

Item 1A.   Risk Factors

There have been no material changes to the disclosures relating to this item from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2014, except as noted below.

Our substantial debt could adversely affect our results of operations and financial condition and otherwise adversely impact our operating income and growth prospects.

As of September 30, 2015, our total consolidated long-term debt (including current portion) was $1,408.0 million, including the $232.6 million related to the Notes (net of $54.9 million related to the conversion feature and discount), and we had an additional $128.9 million available under our $130.0 million Revolving Credit Facility after giving effect to $1.1 million utilized to secure letters of credit. The Notes bear interest at a rate of 1.50% per year, payable semiannually in arrears on February 15 and August 15 each year prior to their maturity in August 2020, unless earlier converted. Our Term Loan Facility requires amortization payments in a principal amount equal to $1.1 million quarterly.

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

For additional information regarding the interest rates and maturity dates of our existing debt, see Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

We may be able to incur additional debt in the future, including collateralized debt. Although the Senior Credit Facility contains restrictions on the incurrence of additional debt, these restrictions are subject to a number of qualifications and exceptions. If we add to our current level of debt, the risks described above would be greater.

We may not have the ability to raise the funds necessary to settle conversions of the Notes or to repurchase the notes upon a fundamental change, and our future debt may contain limitations on our or the subsidiary guarantors’ ability to pay cash upon conversion or repurchase of the Notes.
Holders of the Notes will have the right to require us to repurchase their notes upon the occurrence of certain “fundamental changes,” as defined in the Indenture governing the Notes, at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion of the Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of notes surrendered therefor or pay cash upon conversions of notes being converted. In addition, our ability to repurchase the Notes or to pay cash upon conversions of the notes may be limited by law, by regulatory authority or by agreements governing our existing or future indebtedness. Our failure to repurchase Notes at a time when the repurchase is required by the Indenture or to pay any cash payable on future conversions of the notes as required by the Indenture would constitute a default under the Indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or make cash payments upon conversions thereof.
The conditional conversion feature of the Notes, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of the Notes is triggered, holders of Notes will be entitled to convert the Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which could result in a material reduction of our net working capital.
The accounting method for convertible debt securities that may be settled in cash, such as the Notes, could have a material effect on our reported financial results.
In May 2008, the Financial Accounting Standards Board, which we refer to as FASB, issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification 470-20, Debt with Conversion and Other Options, which we refer to as ASC 470-20. Under ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet, and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the notes. As a result, we will be required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the Notes to their face amount over the term of the Notes. We will report lower net income in our financial results because ASC 470-20 will require interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the notes.
In addition, under certain circumstances, convertible debt instruments (such as the Notes) that may be settled entirely or partly in cash are currently accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of the notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the Notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the notes, then our diluted earnings per share would be adversely affected.
Future sales of our common stock in the public market could lower the market price for our common stock and adversely impact the trading price of the notes.
In the future, we may sell additional shares of our common stock to raise capital. In addition, a substantial number of shares of our common stock is reserved for issuance upon the exercise of stock options and upon conversion of the notes. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our common stock. The issuance and sale of substantial amounts of common stock, or the perception that such issuances and sales may occur, could adversely affect the trading price of the notes and the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities.

The price of our common stock historically has been volatile.
The market price for our common stock has varied during the twelve-month period ended September 30, 2015 between a high of $51.69 on August 5, 2015 and a low of $39.65 on September 30, 2015. Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors, including those factors discussed under the heading “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2014, as well as: variations in our quarterly operating results from our expectations or those of securities analysts or other investors; revisions in analyst estimates or announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments; or the sale of substantial amounts of our common stock.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth information regarding Holdings’ purchases of shares of common stock during the quarter ended September 30, 2015:

	Total Number of Shares Purchase(1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs(1)

July 1 to July 31, 2015	—	$—	—	$241,963,679
August 1 to August 30, 2015	1,887,652	$49.92	1,887,652	$647,729,606
September 1 to September 30, 2015	456,415	$45.48	456,415	$626,963,742
Total	2,344,067	$49.05	2,344,067

(1)
In August 2015, the Board approved a $500.0 million multi-year repurchase program in addition to the $500.0 million multi-year program approved in August 2014, bringing the aggregate share repurchase program to $1.0 billion of Holdings' common stock. Holdings repurchased $279.8 million of common stock during the nine months ended September 30, 2015 and has utilized $373.0 million of the current repurchase program. As of September 30, 2015, $627.0 million remains available for purchase under the program.

(2)	Excludes commission of $0.02 per share.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Item 4 is not applicable.

Item 5.  Other Information

Effective as of October 26, 2015, we adopted the Executive Severance Pay Policy filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q, which, together with certain other benefits, generally entitles executive officers of the Company who are terminated without Cause (as defined in the Policy) to severance pay in an amount equal to one year’s base salary, or if such termination occurs within the 24-month period following a Change in Control (as defined in the Policy), two year’s base salary. Also effective as of October 26, 2015, the Company entered into Indemnification Agreements with its executive officers in the form filed as Exhibit 10.2 to this Current Report on Form 10-Q.

Item 6.   Exhibits

Exhibit
No.	Description
10.1*	Executive Severance Pay Policy
10.2*	Form of Officers' Indemnification Agreement
10.3*	Form of Director Indemnification Agreement
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the persons undersigned thereunto duly authorized.

GNC HOLDINGS, INC.
(Registrant)

/s/ Tricia K. Tolivar
Date: October 29, 2015	Tricia K. Tolivar
Chief Financial Officer
(Principal Financial Officer)