Form 10-K
period 2015-12-31
GNC HOLDINGS, INC.
filed 2016-02-11
CIK 1502034

Use these Links to rapidly review the document
TABLE OF CONTENTS1
TABLE CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of all common stock (based upon the closing price of the New York Stock Exchange) of the registrant held by non-affiliates of the registrant as of June 30, 2015 was approximately $3.77 billion.
As of February 4, 2016, the number of outstanding shares of Class A common stock, par value $0.001 per share (the "common stock"), of GNC Holdings, Inc. was 74,241,609 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information in the Company's definitive Proxy Statement for the 2016 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, is incorporated by reference in Part III of this Form 10-K.

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
Consequently, forward-looking statements should be regarded solely as our current plans, estimates and beliefs. You should not place undue reliance on forward-looking statements. We cannot guarantee future results, events, levels of activity, performance or achievements. We do not undertake and specifically decline any obligation to update, republish or revise forward-looking statements to reflect future events or circumstances or to reflect the occurrence of unanticipated events.

PART I
Item 1.    BUSINESS.
GNC Holdings, Inc. ("Holdings") is headquartered in Pittsburgh, Pennsylvania and our common stock trades on the New York Stock Exchange (the "NYSE") under the symbol "GNC." Our foundation is built on 80 years of superior product quality and innovation. Based on our worldwide network of more than 9,000 locations and our online channels, we believe that we are the leading global specialty retailer of health, wellness and performance products, including vitamins, minerals and herbal supplement products ("VMHS"), sports nutrition products and diet products. Our diversified, multi-channel business model derives revenue from product sales through company-owned retail stores, domestic and international franchise activities, third-party contract manufacturing, e-commerce and corporate partnerships. We believe that the strength of our GNC brand, which is distinctively associated with health and wellness, combined with our stores and online channels, gives us broad access to consumers and uniquely positions us to benefit from the favorable trends driving growth in the nutritional supplements industry and the broader health and wellness sector. Our broad and deep product mix, which is focused on premium, value-added nutritional products, is sold under our GNC proprietary brands, including Mega Men®, Ultra Mega®, Total Lean™, Pro Performance® and Pro Performance® AMP, Beyond Raw®, GNC Puredge®, GNC GenetixHD®, Herbal Plus®, and other nationally recognized third-party brands.
Our network of domestic retail locations is approximately nine times larger than the next largest United States specialty retailer of nutritional supplements and provides a leading platform for our vendors to distribute their products to their target consumers. Our close relationships with our vendor partners have enabled us to negotiate first-to-market opportunities. In addition, our in-house product development capabilities enable us to offer our customers high-quality proprietary merchandise that can only be purchased through our locations or through GNC.com. Because the nutritional supplement consumer often requires knowledgeable customer service, we also differentiate ourselves from mass and drug retailers with our well-trained sales associates who are aided by in-store technology. We believe that our expansive retail network, differentiated merchandise offering and quality, and engaged customer service result in a unique shopping experience that is distinct from that of our competitors.
Our principal executive office is located at 300 Sixth Avenue, Pittsburgh, Pennsylvania 15222, and our telephone number is (412) 288-4600. We maintain and make available on GNC.com, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports as soon as reasonably practical after we electronically file or furnish them to the United States Securities and Exchange Commission (the "SEC"). In addition to GNC.com, our electronic SEC filings can be accessed from the SEC's internet site at www.sec.gov and are filed in the SEC's public reference room in Washington, D.C. Please call the SEC at 1-800-SEC-0330 (1-800-732-0330) for further information on the public reference room.
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
Our 2016 Strategy
We plan to execute several strategies in the future to promote growth in revenue and operating income and enhance shareholder value including:

•
Executing our refranchising strategy. We are increasing the proportion of our domestic stores that are franchise locations, targeting a balanced portfolio of domestic company-owned and franchise locations over the next three to four years, beginning in 2016. We expect to rebalance our portfolio both by increasing the proportion of new stores that are franchise locations and by transitioning company-owned stores to franchise locations. As part of this effort, we remain focused on creating and nurturing franchise partnerships that support our brand image. We believe that this strategy can result in significant value creation for our stockholders.

•
Creating an industry-wide coalition. We remain focused, together with other industry leaders and industry trade associations, on initiatives begun in 2015 to build an industry-led coalition aimed at raising the bar for quality and compliance throughout the dietary supplement industry. Coalition initiatives include: developing standardized raw material “good manufacturing practices” (“GMPs”), including “farm to factory” traceability standards; creating a product-registry database accessible to industry participants, consumers and the FDA; establishing minimum certification standards for manufacturing facilities, including an annual facility inspection process and product quality seals; and providing media support for a coordinated industry including positive messaging with accurate product information to help change the narrative around our industry. We believe that over time, these initiatives will prove beneficial for the industry, for the FDA and other regulators, and lead to substantial improvement in regulatory and consumer trust and confidence in our industry.

•
Implementing a revised pricing strategy. In early 2016, we launched an intensive effort to develop and implement an improved pricing strategy to be applied to all channels. Our intent is to appropriately identify and price our known value items ("KVIs"), create a clear definition of role and intent by product category, further improve the clarity of our price message and more closely align the customer’s perception of our pricing with the quality and value of our products. We expect the results of this initiative to be evident beginning in late 2016 and beyond.

•
Enhancing our customer loyalty program. Following extensive consumer research during 2015, we currently are in the process of reviewing various enhancements to our loyalty program, which currently includes approximately 6.5 million Gold Card customers. We believe that further developing and encouraging active customer participation in a robust customer loyalty program is an important step toward our goals for attracting new customers and building meaningful, long-term connections with our customers. We expect the results of this initiative to be evident beginning in 2017 and beyond.

•
Growing our international footprint.  We expect to continue capitalizing on international revenue growth opportunities through the addition of franchise stores in existing markets, expansion into new high growth markets and the growth of product distribution in both existing and new markets.

Competitive Strengths
We believe that we are well-positioned to capitalize on favorable industry trends as a result of the following competitive strengths:

•
Highly valued and well-recognized brand.  We believe our broad portfolio of proprietary products, which are available in our locations or on GNC.com, advances GNC's brand presence and our general reputation as a leading retailer of health and wellness products. We continue to modernize the GNC brand in an effort to further advance its positioning.

•
Attractive, Loyal customer base.  Our large customer base includes approximately 6.5 million active Gold Card members in the United States and Canada who accounted for 79% of company-owned retail sales in 2015 and spend approximately two times more than other GNC customers. Recent surveys, commissioned by us, reflect a high satisfaction rate among our shoppers with respect to selection, product innovation, quality and overall experience.

•
Commanding market position.  Based on our broad global footprint of more than 9,000 locations in the United States and approximately 50 international countries (including distribution centers where retail sales are made), and on our e-commerce channels, we believe that we are the leading global specialty retailer of health and wellness products within a fragmented industry.

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

•
Diversified business model.  Our omni-channel approach is unlike many other specialty retailers as we derive revenues across a number of distribution channels in multiple geographies, including retail sales from company-owned retail stores (including 157 stores on United States military bases), retail sales from our websites, GNC.com and LuckyVitamin.com, as well as from Drugstore.com, royalties, wholesale sales and fees from both domestic and international franchisees, revenue from third-party contract manufacturing and wholesale customers including Rite Aid (through our store-within-a-store locations), PetSmart and Sam's Club. Our business is further diversified by our broad merchandise assortment, providing our customers with access to the GNC-branded customer experience wherever they desire. Our retail stores generally offer over 2,000 SKUs across multiple product categories.

•
Vertically integrated operations that underpin our business strategy.  To support our company-owned and franchise store bases, we have developed sophisticated manufacturing, warehousing and distribution facilities, including a manufacturing facility in Greenville, South Carolina and distribution facilities in: Leetsdale, Pennsylvania; Whitestown, Indiana; Anderson, South Carolina; and Phoenix, Arizona. Our vertically integrated business model allows us to control the production and timing of new product introductions, control costs, maintain high standards of product quality, monitor delivery times, manage inventory levels and enhance profitability.

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

•
Highly experienced management team.  We continue to grow our highly experienced and talented management team. We believe that our management team has the expert knowledge, drive and experience across the retail industry necessary to successfully execute on our key initiatives, effectively address the challenges that we face and continue to grow our business in an increasingly competitive environment.

Business Overview
The following charts illustrate the percentage of our net revenue generated by our three segments and the percentage of our net United States retail nutritional supplements revenue generated by our product categories for the year ended December 31, 2015:

_______________________________________________________________________________
*    Includes domestic retail and GNC.com; excludes LuckyVitamin.com
Segments
We generate revenues from our three segments, which are Retail, Franchise and Manufacturing/Wholesale. The following chart outlines our segments, after intercompany eliminations. For a description of operating income by segment, our total assets by segment, total revenues by geographic area, and total assets by geographic area, see Note 16, "Segments," to our audited consolidated financial statements included in this Annual Report.

	Year ended December 31,
	2015		2014		2013
	($ in millions)
Retail	$1,945.2	73.7%	$1,939.2	74.2%	$1,926.8	73.4%
Franchise	458.3	17.4%	432.8	16.6%	436.9	16.6%
Manufacturing/Wholesale (Third Party)	235.7	8.9%	241.2	9.2%	263.1	10.0%
Total revenue	$2,639.2	100.0%	$2,613.2	100.0%	$2,626.8	100.0%

Although we believe that none of our segment operations are seasonal in nature, historically we have experienced, and expect to continue to experience, a variation in our net sales and operating results from quarter to quarter. We believe that the factors that influence this variability of quarterly results include general economic and weather conditions that affect consumer spending, changing customer demands, the introduction of new merchandise or promotions, and actions of competitors.
Retail
Our Retail segment generates revenues primarily from sales of products to customers at our company-owned stores in the United States, Canada, Puerto Rico and Ireland and through our websites, GNC.com and LuckyVitamin.com. Beginning in October 2013 and through December 31, 2015, our Retail segment also included the results of an additional website, DiscountSupplements.co.uk. Effective December 31, 2015, we sold substantially all of the assets of our Discount Supplements subsidiary.
Locations
As of December 31, 2015, we operated 3,594 company-owned stores across all 50 states and the District of Columbia in the United States and in Canada, Puerto Rico and Ireland. Most of our company-owned stores in the United States are between 1,000 and 2,000 square feet and are located primarily in shopping malls and strip shopping centers. Traditional shopping mall and strip shopping center locations generate a large percentage of our total retail sales. With the exception of our downtown stores, virtually all of our company-owned stores follow one of two consistent formats, including one for mall locations and one for strip shopping center locations.
We periodically redesign our store graphics to better identify with our GNC customers and provide product information to allow those customers to make educated decisions regarding product purchases and usage. Our product labeling is consistent within our product lines, and our stores are designed to present a unified approach to packaging with emphasis on added information for the customer.
Websites
GNC.com and LuckyVitamin.com continue to represent a significant part of our business. The ability to purchase our products through the internet also offers a convenient method for repeat customers to evaluate and purchase new and existing products. This additional sales channel has enabled us to market and sell our products in regions where we have limited or no retail operations. We may offer products on our GNC.com website that are not available at our retail locations, enabling us to broaden the assortment of products available to our customers, and our LuckyVitamin.com platform provides a wide range of nationally branded nutritional supplements with a diverse selection of wellness oriented products. Internet purchases are fulfilled and shipped directly from our distribution centers to our consumers using a third-party courier service.

Franchise
Our Franchise segment is comprised of our domestic and international franchise operations, and generates revenues primarily through product sales to franchisees, royalties on franchise retail sales and franchise fees.
As of December 31, 2015, there were 3,169 franchise stores, including 1,084 stores operating in the U.S. and 2,085 international franchise stores operating in approximately 50 international countries (including distribution centers where retail sales are made). Our franchise stores in the United States are typically between 1,000 and 2,000 square feet, and approximately 90% are located in strip shopping centers. The international franchise stores are typically smaller and, depending upon the country and cultural preferences, are located in mall, strip shopping center, street or store-within-a-store locations. In addition, some international franchisees sell on the internet and distribute to other retail outlets in their respective countries. Typically, our international stores have a store format and signage similar to our United States franchise stores. We believe that our franchise program enhances our brand awareness and market presence and will enable us to continue to expand our store base internationally with limited capital expenditures. We believe we have good relationships with our franchisees, as evidenced by our domestic franchisee renewal rate of approximately 96% between 2010 and 2015. Currently we have 529 franchisees operating stores in the United States. We do not rely heavily on any single franchise operator in the United States, where our largest franchisee owns and/or operates 21 store locations.
All of our franchise stores in the United States offer both our proprietary products and third-party products, with a product selection similar to that of our company-owned stores. Our international franchise stores offer a more limited product selection than our franchise stores in the United States, primarily due to regulatory constraints.
Franchises in the United States
Revenues from our franchisees in the United States accounted for approximately 63% of our total franchise revenues for the year ended December 31, 2015. New franchisees in the United States are required to pay an initial fee of $40,000 for a franchise license. Existing GNC franchise operators may purchase an additional franchise license for a $30,000 fee. Once a store begins operations, franchisees are required to pay us a continuing royalty of 6% of sales and contribute 3% of sales to a national advertising fund. Our standard franchise agreements for the United States are effective for an initial ten-year period with unlimited five-year renewal options. At the end of the initial term and each of the renewal periods, the renewal fee is generally 33% of the franchisee fee that is then in effect. The franchisee renewal option is generally at our election. Franchisees must meet certain conditions to exercise the franchisee renewal option. Our franchisees in the United States receive limited geographical exclusivity and are required to utilize the standard GNC store format.
Generally, we negotiate lease terms to secure locations at cost-effective rates, which we typically sublease to our franchisees at cost. Franchisees must meet certain minimum standards and duties prescribed by our franchise operations manual, and we conduct periodic field visit reports to ensure our minimum standards are maintained. If a franchisee does not meet specified performance and appearance criteria, we are permitted to terminate the franchise agreement. In these situations, we may take possession of the location, inventory and equipment, and operate the store as a company-owned store or refranchise the location.
International Franchises
Revenues from our international franchisees accounted for approximately 37% of our total franchise revenues for the year ended December 31, 2015. In 2015, new international franchisees were required to pay an initial fee of approximately $25,000 for a franchise license for each full size store and continuing royalty fees that vary depending on the country. Our international franchise program has enabled us to expand into international markets with limited investment. We expanded our international presence from 1,307 international franchise locations at the end of 2009 to 2,085 international locations (including distribution centers where retail sales are made) as of December 31, 2015.
We enter into development agreements with international franchisees for either full-size stores or store-within-a-store locations. We enter into distribution agreements for wholesale distribution centers and, in some cases, limited internet distribution. The development agreement grants the franchisee the right to develop a specific number of stores in a territory, often the entire country. The franchisee then enters into a franchise agreement for each location. The full-size store franchise agreement has an initial ten-year term with two five-year renewal options. At the end of the initial term and renewal periods, the franchisee typically has the option to renew the agreement at 33% of the current initial franchise fee that is then being charged to new franchisees. Franchise agreements for international store-within-a-store locations have an initial term of five years, with two five-year renewal options. At the end of the initial term and each of the renewal periods, the franchisee has the option to renew the agreement for up to a maximum of 50% of the franchise fee that is then in effect. Our international franchisees often receive exclusive franchising rights to the entire country, excluding United States military bases. Our international franchisees must meet minimum standards and duties similar to our United States franchisees.

Manufacturing/Wholesale
Our Manufacturing/Wholesale segment is comprised of our manufacturing operations in South Carolina and our wholesale sales business. This segment supplies our Retail and Franchise segments as well as various third parties with finished products. Our Manufacturing/Wholesale segment generates revenues through sales of manufactured products to third parties, and the sale of our proprietary and third-party brand products to our wholesale customers. Our wholesale operations are supported primarily by our Anderson, South Carolina distribution center.
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
We operate two main manufacturing facilities in the United States, which are located in Greenville, South Carolina and Anderson, South Carolina. We utilize our plants primarily for the production of proprietary products. Our manufacturing operations are designed to ensure low-cost production of a variety of products of different quantities, sizes and packaging configurations while maintaining strict levels of quality control. Our manufacturing procedures are designed to promote consistency and quality in our finished goods. We conduct sample testing on raw materials and finished products, including weight, purity and micro bacterial testing. Our manufacturing facilities also service our wholesale operations, including the manufacture and supply of our proprietary and third-party brand products to Rite Aid, Sam's Club, PetSmart and Drugstore.com. Additionally, we use a portion of our capacity at these facilities to produce products for sale to third-party customers.
To increase brand awareness and promote access to customers who may not frequent specialty nutrition stores, we entered into a strategic alliance with Rite Aid in December 1998 to open GNC franchise "store-within-a-store" locations. As of December 31, 2015, we had 2,327 Rite Aid store-within-a-store locations. Through this strategic alliance, we generate revenues from sales to Rite Aid of our products at wholesale prices, the manufacture of Rite Aid private label products, retail sales of certain consigned inventory and license fees. We are Rite Aid's sole supplier for a number of Rite Aid private label supplements, pursuant to a supply agreement with Rite Aid that extends through 2017, renewing automatically for one year, unless otherwise elected by either party no later than June 1, 2017. The operating license and consignment agreement that comprise our store-within-a store alliance with Rite Aid each extend through 2019. Rite Aid has committed to open 50 new stores each year from 2016 through 2019.
The principal raw materials used in the manufacturing process are natural and synthetic vitamins, herbs, minerals and gelatin. We maintain multiple sources for the majority of our raw materials, although certain materials are single-sourced due to the unique nature of the material. In 2015, our largest vendor supplied approximately 10% of our raw materials.
We rely primarily on a third-party transportation network to deliver raw materials and components to our manufacturing facilities and also to deliver our finished goods and third-party products to our distribution centers in lieu of maintaining our own transportation fleet.
Products
We offer a wide range of high-quality nutritional supplements sold under our GNC proprietary brand names, including Mega Men®, Ultra Mega®, Total Lean™, Pro Performance® and Pro Performance® AMP, Beyond Raw®, GNC Puredge®, GNC GenetixHD®, Herbal Plus®, and under nationally recognized third-party brand names. We report our sales in four major nutritional supplement categories: VMHS; sports nutrition; diet; and other wellness. In addition, our retail sales offer an extensive mix of brands, including over 2,000 SKUs across multiple categories and products. Through our online channels, GNC.com and LuckyVitamin.com, we offer additional SKUs to online customers. This variety is designed to provide our customers with a wide selection of products to fit their specific needs and to generate a high number of transactions with purchases from multiple product categories. Sales of our proprietary brands at our company-owned stores represented approximately 50% of our net retail product revenues in each of the years ended 2015, 2014, and 2013. We have arrangements with our vendors to provide third-party products on an as-needed basis. Our largest vendor supplies approximately 20% of our third-party products. In 2015, we did not have a material concentration of sales from any single product or product line.
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

Based on data collected from our point-of-sales systems in our company-owned domestic stores and from GNC.com, the following table presents our company-owned domestic retail product sales by major product category:

	Year ended December 31,
U.S Retail Product Categories:	2015		2014		2013
	($ in millions)
VMHS	$626.6	36.5%	$649.1	37.9%	$663.6	38.6%
Sports Nutrition Products	778.8	45.4%	759.8	44.3%	764.9	44.5%
Diet Products	201.4	11.8%	193.9	11.3%	198.8	11.6%
Other Wellness Products	108.5	6.3%	110.6	6.5%	92.1	5.3%
Total U.S. Retail revenues	$1,715.3	100.0%	$1,713.4	100.0%	$1,719.4	100.0%
The foregoing table excludes revenue from our Retail segment primarily related to Canada, Lucky Vitamin, Discount Supplements and The Health Store, whose sales categories are not consistent with our domestic point-of-sales system, and deferred Gold Card revenue, which altogether represented $229.9 million, $225.8 million and $207.3 million in 2015, 2014 and 2013 respectively.
VMHS
We sell vitamins and minerals in single vitamin and multi vitamin form and in various potency levels. Our vitamin and mineral products are available in liquid, tablets, soft gelatin, hard-shell capsules, chewables and powder forms, and are available in traditional bottle packaging form or in customized daily packet form ("Vitapak®"). Many of our special vitamin and mineral formulations, such as Mega Men®, Ultra Mega® and Triple Strength Fish Oil are available at our locations, select wholesale customer locations, and on GNC.com. In addition to our selection of VMHS products with unique formulations, we also offer the full range of standard "alphabet" vitamins. We offer our proprietary herbal supplements under a single umbrella brand, Herbal Plus®. In addition to the Herbal Plus® line, we offer a full line of whole-food-based supplements and herb and natural remedy products.
We also offer a variety of specialty products in our GNC and Preventive Nutrition® product lines. These products emphasize third-party research and literature regarding the positive benefits from certain ingredients and include products designed to provide nutritional support to specific areas of the body, such as joints, the heart and blood vessels and the digestive system. Overall, GNC-branded proprietary products constituted approximately 80% of our VMHS sales in 2015.
Sports Nutrition Products
Sports nutrition products are designed to generally be taken in conjunction with an exercise and fitness regimen. We typically offer a broad selection of sports nutrition products, such as protein and weight gain powders, sports drinks, sports bars and high potency vitamin formulations, including GNC brands such as Pro Performance®, Pro Performance® AMP and Beyond Raw®, and popular third-party products. Our GNC-branded proprietary products, including Pro Performance® branded products, represented approximately 27% of our sports nutrition product sales in 2015, and are available at our locations, select wholesale customer locations, and on GNC.com. With a broad array of products and our global retail footprint, we believe we are recognized as one of the leading retailers of sports nutrition products.
Diet Products
Our wide variety of diet products consist of various formulas designed to supplement the diet and exercise plans of weight conscious consumers. We typically offer a variety of diet products, including pills, meal replacements, shakes, diet bars, energy tablets and cleansing products. Our retail stores offer our proprietary and third-party brand products suitable for different diet and weight management approaches, including products designed to increase thermogenesis (a change in the body's metabolic rate measured in terms of calories) and metabolism. The diet category is cyclical, with new products generating short-term sales growth before generally declining over time, making sales trends within this category less predictable than in our other product categories. We have reduced the unpredictability of the diet category with our GNC proprietary line, Total Lean™, which is more focused on meal replacement and represents a more stable line of business. In 2015, company-owned domestic retail sales from diet products accounted for approximately 12% of sales, down significantly from 27% of sales in 2001. Overall, we estimate that GNC-branded proprietary products constituted approximately 50% of our diet product sales in 2015.

Other Wellness Products
Our other wellness products category consists of sales of our Gold Card preferred membership and sales of other non-supplement products, including cosmetics, food items, health management products, books, DVDs and equipment.
Product Development
We believe that the introduction of innovative, high quality, clinically proven, superior performing products is a key driver of our business. Customers widely credit us as being a leader in offering premium health products and rate the availability of a wide variety of products as one of our biggest strengths. We work to identify shifting consumer trends through market research and through interactions with our customers and leading industry vendors to assist in the development, manufacturing and marketing of our new products. Our dedicated innovation team is the primary facilitator of the development of proprietary products by collaborating with vendors to provide raw materials, clinical research and product development for proprietary GNC-branded products. Average development time for products is four to seven months, but we may require six to 18 months (or longer) when development involves clinical trials. We also work with our vendors to ensure a steady flow of third-party products for which we have preferred distribution rights. In 2015, we targeted the development of specialty wellness supplements, weight management solutions and sports nutrition products. These efforts resulted in the introduction of new and improved highly purified fish oil supplements, goal-specific probiotic formulas and GNC SuperFoods Ultra Mega® Green, a brand consisting of vegetarian, gluten free wellness products featuring clinically proven whole food based ingredients. In addition, we expanded our protein offerings with tailor-made solutions for women and vegans, among others.
In 2015, we estimate that GNC-branded products generated more than $1.1 billion of retail sales across company-owned domestic retail locations, domestic franchise locations, GNC.com and Rite Aid store-within-a-store locations.
Product Distribution
Products are delivered to our retail stores through our distribution centers located in: Leetsdale, Pennsylvania; Whitestown, Indiana; Anderson, South Carolina, and Phoenix, Arizona. Our distribution centers support our company-owned stores as well as franchise stores and Rite Aid locations. Each of our distribution centers has a quality control department that monitors products received from our vendors to ensure they meet our quality standards. Lucky Vitamin is supported by a separate distribution center in Leetsdale, Pennsylvania. In 2013, GNC transitioned from the use of a company-owned fleet to a third-party transportation network in most cases.
Research and Development
We have an internal research and development group that performs scientific research on potential new products and enhancements to existing products, in part to assist our product development team in creating new products, and in part to support claims that may be made as to the purpose and function of the product.
Employees
As of December 31, 2015, we had approximately 16,900 employees, including approximately 6,400 full-time and 10,500 part-time employees. None of our employees belongs to a union or is a party to any collective bargaining or similar agreement. We consider our relationship with our employees to be good.
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
We compete with both publicly and privately owned companies, which are highly fragmented in terms of geographical market coverage and product categories. We also compete with other specialty retailers, supermarkets, drugstores, mass merchants, multi-level marketing organizations, mail-order companies, other internet sites and a variety of other smaller participants. In the United States, many of our competitors have national brands that are heavily advertised and are manufactured by large pharmaceutical and food companies and other retailers. Most supermarkets, drugstores and mass merchants have narrow product offerings limited primarily to simple vitamins, herbs and popular third-party sports and diet products. Our international competitors also include large international pharmacy chains and major international supermarket chains, as well as other large U.S.-based companies with international operations. Our wholesale and manufacturing operations compete with other wholesalers and manufacturers of third-party nutritional supplements.

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
Government Regulation
Product Regulation
Domestic
The processing, formulation, safety, manufacturing, packaging, labeling, advertising and distribution of our products are subject to regulation by one or more federal agencies, including the U.S. Food and Drug Administration (the "FDA"), the Federal Trade Commission (the "FTC"), the Consumer Product Safety Commission (the "CPSC"), the United States Department of Agriculture (the "USDA") and the Environmental Protection Agency (the "EPA"), and by various agencies of the states and localities in which our products are sold.
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
The FDA or other agencies could take actions against products or product ingredients that in its determination present an unreasonable health risk to consumers that would make it illegal for us to sell such products. In addition, the FDA could issue consumer warnings with respect to the products or ingredients in such products that are sold in our stores. Such actions or warnings could be based on information received through FDC Act-mandated reporting of serious adverse events. For example, the FDC Act requires that reports of serious adverse events be submitted to the FDA, and based in part on such reports, in May 2009, the FDA warned consumers to stop using Hydroxycut diet products, which are produced by Iovate Health Sciences, Inc. ("Iovate") and were sold in our stores. Through December 31, 2015, we estimate that we have refunded approximately $3.5 million to our retail customers and approximately $1.6 million to our wholesale customers for Hydroxycut product returns.
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
In June 2007, pursuant to the authority granted by the FDC Act as amended by DSHEA, the FDA published detailed current Good Manufacturing Practice ("cGMP") regulations that govern the manufacturing, packaging, labeling and holding operations of dietary supplement manufacturers. The cGMP regulations, among other things, impose significant recordkeeping requirements on manufacturers. The cGMP requirements are in effect for all dietary supplement manufacturers, and the FDA is conducting inspections of dietary supplement manufacturers pursuant to these requirements. There remains considerable uncertainty with respect to the FDA's interpretation of the regulations and their actual implementation in manufacturing facilities.
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
The FSMA expands the reach and regulatory powers of the FDA with respect to the production and importation of food, including dietary supplements. The expanded reach and regulatory powers include the FDA's ability to order mandatory recalls, administratively detain domestic products, and require certification of compliance with domestic requirements for imported foods associated with safety issues. FMSA also gave FDA the authority to administratively revoke manufacturing facility registrations, effectively enjoining manufacturing of dietary ingredients and dietary supplements without judicial process. The regulation of dietary supplements may increase or become more restrictive in the future.
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
Environmental Compliance
In March 2008, the South Carolina Department of Health and Environmental Control (the "DHEC") requested that we investigate contamination associated with historical activities at our South Carolina facility. These investigations have identified chlorinated solvent impacts in soils and groundwater that extend offsite from our facility. We entered into a Voluntary Cleanup Contract with the DHEC regarding the matter on September 24, 2012. Pursuant to such contract, we have completed additional investigations with the DHEC's approval and the DHEC is currently reviewing the results. We will consult with the DHEC on the next steps in the work after their review of the results of the investigation is complete. At this stage of the investigation, however, it is not possible to estimate the timing and extent of any remedial action that may be required, the ultimate cost of remediation, or the amount of our potential liability. Therefore, no liability has been recorded in the Company's consolidated financial statements.
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
As of December 31, 2015, our total consolidated long-term debt (including current portion) was $1,452.5 million, including the $235.1 million related to the $287.5 million principal amount of 1.5% convertible senior notes due 2020 that the Company issued in a private offering in August 2015 (the "Notes") (net of $52.4 million related to the conversion feature and discount), and we had an additional $85.9 million available under our $130.0 million revolving credit facility (the "Revolving Credit Facility") after giving effect to $43.0 million of borrowings outstanding and $1.1 million utilized to secure letters of credit. The Notes bear interest at a rate of 1.50% per year, payable semiannually in arrears on February 15 and August 15 each year prior to their maturity in August 2020, unless earlier converted. Our term loan facility (the "Term Loan Facility" and, together with the Revolving Credit Facility, our "Senior Credit Facility") requires amortization payments in a principal amount equal to $1.1 million quarterly.
All of the debt under our Senior Credit Facility bears interest at variable rates. Our unhedged debt is subject to additional interest expense if these rates increase significantly, which could also reduce our ability to borrow additional funds.
Our substantial debt could materially affect our financial condition. For example, it could:

•	increase our vulnerability to general adverse economic and industry conditions;

•
require us to use all or a large portion of our cash flow from operations to pay principal and interest on our debt, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other business activities;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	restrict us from making strategic acquisitions or capitalizing on business opportunities;

•	place us at a competitive disadvantage compared with our competitors that have less debt; and

•	limit our ability to borrow additional funds or pay cash dividends.
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
Holders of the Notes will have the right to require us to repurchase their notes upon the occurrence of certain “fundamental changes,” as defined in the Indenture governing the Notes, at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion of the Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of notes surrendered therefor or pay cash upon conversions of notes being converted. In addition, our ability to repurchase the Notes or to pay cash upon conversions of the Notes may be limited by law, by regulatory authority or by agreements governing our existing or future indebtedness. Our failure to repurchase the Notes at a time when the repurchase is required by the Indenture or to pay any cash payable on future conversions of the Notes as required by the Indenture would constitute a default under the Indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or make cash payments upon conversions thereof.

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
The $130 million Revolving Credit Facility also requires that, to the extent borrowings thereunder (excluding outstanding letters of credit) exceed $25 million, we meet a senior secured debt ratio of consolidated senior secured debt to consolidated earnings before interest, taxes, depreciation and amortization, or EBITDA. If we fail to satisfy such ratio, then we will be restricted from drawing the remaining $105 million of available borrowings under the Revolving Credit Facility, which may impair our liquidity. We had $43 million of borrowings outstanding under the Revolving Credit Facility and satisfied the aforementioned ratio at December 31, 2015.
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
We may from time to time utilize derivative instruments to manage our exposure to fluctuations in fuel and certain other commodity prices, interest rates and foreign currency exchange rates. We could recognize losses on these contracts as a result of volatility in the market values of the underlying commodities or to the extent that a counterparty fails to perform. In the absence of actively-quoted market prices and pricing information from external sources, the valuation of these instruments involves judgment or use of estimates. Furthermore, changes in the value of derivatives designated under hedge accounting to the extent not fully offset by changes in the value of the hedged transaction can result in ineffectiveness losses that may have an adverse effect on our results of operations.
The price of our common stock historically has been volatile.
The market price for our common stock has varied during the twelve-month period ended December 31, 2015 between a high of $51.69 on August 5, 2015 and a low of $22.64 on November 17, 2015. Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors, including those factors discussed under the heading “Risk Factors” in this Annual Report, as well as: variations in our quarterly operating results from our expectations or those of securities analysts or other investors; revisions in analyst estimates or announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments; or the sale of substantial amounts of our common stock.
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
We may be subject to product recalls, withdrawals or seizures if any of the products we formulate, manufacture or sell are believed to cause injury or illness or if we are alleged to have violated governmental regulations in the manufacturing, labeling, promotion, sale or distribution of such products. For example, in May 2009, the FDA warned consumers to stop using Hydroxycut diet products, which are produced by Iovate and were sold in our stores. Iovate issued a voluntary recall, with which we fully complied. Sales of the recalled Hydroxycut products amounted to approximately $57.8 million, or 4.7% of our retail sales in 2008, and $18.8 million, or 4.2% of our retail sales in the first four months of 2009. We provided refunds or gift cards to consumers who returned these products to our stores. In the second quarter of 2009, we experienced a reduction in sales and margin due to this recall as a result of accepting returns of products from customers and a loss of sales as a replacement product was not available. Through December 31, 2015, we estimate that we have refunded approximately $3.5 million to our retail customers and approximately $1.6 million to our wholesale customers for Hydroxycut product returns. Any additional recall, withdrawal or seizure of any of the products we formulate, manufacture or sell would require significant management attention, could result in substantial and unexpected expenditures and could materially and adversely affect our business, financial condition or results of operations. Furthermore, a recall, withdrawal or seizure of any of our products could materially and adversely affect consumer confidence in our brands and decrease demand for our products and the market price of our common stock.

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
Our operations are subject to environmental and health and safety laws and regulations, and some of our operations require environmental permits and controls to prevent and limit pollution of the environment. We could incur significant costs as a result of violations of, or liabilities under, environmental laws and regulations, or to maintain compliance with such environmental laws, regulations or permit requirements. For example, in March 2008, the South Carolina Department of Health and Environmental Control (the "DHEC") requested that we investigate contamination associated with historical activities at our South Carolina facility. These investigations have identified chlorinated solvent impacts in soils and groundwater that extend offsite from our facility. We entered into a Voluntary Cleanup Contract with the DHEC regarding the matter on September 24, 2012. Pursuant to such contract, we have completed additional investigations with the DHEC's approval and the DHEC is currently reviewing the results. We will consult with the DHEC on the next steps in the work after their review of the results of the investigation is complete. At this stage of the investigation, however, it is not possible to estimate the timing and extent of any remedial action that may be required, the ultimate cost of remediation, or the amount of our potential liability.
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
Our manufacturing operations produced approximately 30% of the products we sold in each of the years ended December 31, 2015 and 2014. Other than powders, chewables and liquids, nearly all of our proprietary products are produced in our manufacturing facility located in Greenville, South Carolina. In 2015, our largest vendor supplied approximately 10% of our raw materials. However, in the event any of our third-party suppliers or vendors becomes unable or unwilling to continue to provide raw materials in the required volumes and quality levels or in a timely manner, we would be required to identify and obtain acceptable replacement supply sources. If we are unable to identify and obtain alternative supply sources in a timely manner or at all, our business could be adversely affected. Any significant disruption in our operations at our Greenville, South Carolina facility for any reason, including regulatory requirements, an FDA determination that the facility is not in compliance with the cGMP regulations, the loss of certifications, power interruptions, fires, hurricanes, war or other force of nature, could disrupt our supply of products, adversely affecting our sales and customer relationships.
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
As of December 31, 2015 and 2014, approximately 35% of our store locations were operated by franchisees. Our franchise operations generated approximately 17% of our revenues for each of the years ended December 31, 2015 and 2014. Moreover, we are increasing the proportion of our domestic stores that are franchise locations, targeting a balanced portfolio of domestic company-owned and franchise locations over the next three to four years, beginning in 2016. Our revenues from franchise stores depend on the franchisees' ability to operate their stores profitably and adhere to our franchise standards. The closing of franchise stores or the failure of franchisees to comply with our policies could adversely affect our reputation and could reduce the amount of our franchise revenues. These factors could have a material adverse effect on our revenues and operating income.
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
As of December 31, 2015, we had 212 company-owned Canadian stores, 10 company-owned The Health Store stores located in Ireland and 2,085 international franchise stores in approximately 50 international countries (including distribution centers where retail sales are made). We derived approximately 12% of our revenues in each of the years ended December 31, 2015 and 2014 from our international operations. As part of our business strategy, we intend to expand our international franchise presence. Our international operations are subject to a number of risks inherent to operating in foreign countries, and any expansion of our international operations will increase the effects of these risks. These risks include, among others:

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
The use of credit payment systems makes us more susceptible to a risk of loss in connection with these issues, particularly with respect to an external security breach of customer information that we or third parties (including those with whom we have strategic alliances) under arrangements with us control. A significant portion of our sales require the collection of certain customer data, such as credit card information. In order for our sales channel to function, we and other parties involved in processing customer transactions must be able to transmit confidential information, including credit card information, securely over public networks. In the event of a security breach, theft, leakage, accidental release or other illegal activity with respect to employee, customer, vendor, franchisee third-party, with whom we have strategic alliances or other company data, we could become subject to various claims, including those arising out of thefts and fraudulent transactions, and may also result in the suspension of credit card services. This could cause consumers to lose confidence in our security measures, harm our reputation as well as divert management attention and expose us to potentially unreserved claims and litigation. Any loss in connection with these types of claims could be substantial. In addition, if our electronic payment systems are damaged or cease to function properly, we may have to make significant investments to fix or replace them, and we may suffer interruptions in our operations in the interim. In addition, we are reliant on these systems, not only to protect the security of the information stored, but also to appropriately track and record data. Any failures or inadequacies in these systems could expose us to significant unreserved losses, which could materially and adversely affect our earnings and the market price of our common stock. Our brand reputation would likely be damaged as well.
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
Item 1B.    UNRESOLVED STAFF COMMENTS.
None.

Item 2.    PROPERTIES.
As of December 31, 2015, there were 9,090 GNC store locations globally (including distribution centers where retail sales are made). In our Retail segment, all but one of our company-owned stores are located on leased premises that typically range in size from 1,000 to 2,000 square feet. In our Franchise segment, primarily all of our franchise stores in the United States are located on premises we lease and then sublease to our respective franchisees. All of our franchise stores in the international markets are owned or leased directly by our franchisees. No single store is material to our operations.
As of December 31, 2015, our company-owned and franchise stores in the United States, Canada, Puerto Rico and Ireland (excluding store-within-a-store locations) and our other international franchise stores consisted of:

Location	Company-Owned Retail	Domestic Franchise	International Franchise*
Alabama	36	14	Aruba	1
Alaska	15	2	Australia	18
Arizona	74	4	Bahrain	4
Arkansas	24	3	Bangladesh	1
California	298	139	Bolivia	25
Colorado	79	10	Brunei	3
Connecticut	44	5	Bulgaria	9
Delaware	17	3	Cayman Islands	2
District of Columbia	7	1	Chile	188
Florida	286	110	China	5
Georgia	116	41	Costa Rica	36
Hawaii	27	—	El Salvador	12
Idaho	12	3	Finland	1
Illinois	119	64	Guam	3
Indiana	69	20	Guatemala	56
Iowa	29	4	Honduras	7
Kansas	32	7	Hong Kong	81
Kentucky	42	8	India	93
Louisiana	47	16	Indonesia	53
Maine	11	—	Latvia	1
Maryland	63	25	Lebanon	11
Massachusetts	77	4	Lithuania	1
Michigan	87	38	Malaysia	90
Minnesota	63	23	Mexico	651
Mississippi	25	17	Mongolia	7
Missouri	65	15	Myanmar	1
Montana	7	4	Nigeria	9
Nebraska	9	14	Oman	6
Nevada	24	16	Pakistan	7
New Hampshire	19	6	Panama	17
New Jersey	99	48	Paraguay	3
New Mexico	22	2	Peru	112
New York	216	53	Philippines	45
North Carolina	126	26	Qatar	7
North Dakota	10	—	Romania	4
Ohio	128	43	Russia	15
Oklahoma	28	16	Saudi Arabia	59
Oregon	40	5	Singapore	61
Pennsylvania	171	37	South Africa	7
Rhode Island	15	—	South Korea	162
South Carolina	44	23	Taiwan	50
South Dakota	8	2	Thailand	36
Tennessee	53	26	Trinidad & Tobago	8
Texas	221	133	Turkey	88
Utah	42	5	Turks & Caicos	2
Vermont	5	—	United Arab Emirates	15
Virginia	104	26	Ukraine	1
Washington	69	16	Vietnam	11
West Virginia	24	4
Wisconsin	72	3
Wyoming	9	—
Puerto Rico	36	—
Military bases in other U.S. territories	7	—
Canada	212	—
Ireland	10	—
Total	3,594	1,084	Total	2,085
* Includes distribution centers where retail sales are made and retail stores in China.

In our Manufacturing/Wholesale segment, there are 2,327 GNC franchise "store-within-a-store" locations under our strategic alliance with Rite Aid. Also, in our Manufacturing/Wholesale segment, we lease facilities for manufacturing, packaging, warehousing and distribution operations. We manufacture a majority of our proprietary products at an approximately 280,000 square foot facility in Greenville, South Carolina. We also lease an approximately 642,000 square foot complex located in Anderson, South Carolina, for packaging, materials receipt, lab testing, warehousing and distribution. Both the Greenville and Anderson facilities are leased on a long-term basis pursuant to "fee-in-lieu-of-taxes" arrangements with the counties in which the facilities are located, but we retain the right to purchase each of the facilities at any time during the lease for $1.00, subject to a loss of tax benefits. We lease an approximately 217,000 square foot distribution center in Leetsdale, Pennsylvania and a 112,000 square foot distribution center in Phoenix, Arizona. We lease an approximately 343,000 square foot distribution center near Indianapolis, Indiana, which began operations in October 2014. We also lease space at a distribution center in Canada.
We lease an approximately 62,000 square foot distribution center near our current distribution center in Leetsdale, Pennsylvania where the distribution of Lucky Vitamin products is fulfilled.
In conjunction with the acquisition of Discount Supplements, we lease an approximately 21,000 square foot facility in Braintree, Essex, U.K where Discount Supplements maintains its corporate headquarters and fulfills the distribution of its products. Effective December 31, 2015, we sold substantially all of the assets of our Discount Supplements subsidiary and subleased this property to the buyer.
We own our 253,000 square foot corporate headquarters located in Pittsburgh, Pennsylvania. We lease four small regional sales offices in: Fort Lauderdale, Florida; Tustin, California; Mississauga, Ontario; and Shanghai, China. None of the regional sales offices is larger than 6,500 square feet.
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

DMAA/Aegeline Claims.    Prior to December 2013, we sold products manufactured by third parties that contained derivatives from geranium known as 1.3-dimethylpentylamine/ dimethylamylamine/ 13-dimethylamylamine, or "DMAA," which were recalled from our stores in November 2013, and/or Aegeline, a compound extracted from bael trees. As of December 31, 2014 we were named in the following 28 personal injury lawsuits involving products containing DMAA and/or Aegeline:

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

•
Nicholas Olson, Adrian Chavez, Rebecca Fullerton, Robert Gunter, Davina Maes and Edwin Palm v. GNC Corporation, USP Labs, LLC, Superior Court of California, County of Orange (Case No. 2014-00740258) filed August 18, 2014

•
Mereane Carlisle, Charles Paio, Chanelle Valdez, Janice Favella and Christine Mariano v. USPLabs, LLC et al., United states District Court for the District of Hawaii (Case No. CV14-00029), filed January 23, 2014.

•	Karina Lujon v. General Nutrition Centers, Inc., USP Labs LLC, District Court of Dallas County, 298th Judicial District (Case No. DC-13-05677-M), filed March 25, 2014

•
Nichole Davidson, William Dunlao, Gina martin, Lee Ann Miranda, Yuka Colescott, Sherine Cortinas, and Shawna Nishimoto v. GNC Corporation and USP Labs LLC, United States District Court for the District of Hawaii (Case No. 14-cv-00364) filed October 24, 2014

•
Rodney Ofisa, Christine Mosca, Margaret Kawamoto as guardian for Jane Kawamoto (a minor), Ginny Pia, Kimberlynne Tom, Faituitasi Tuioti, Ireneo Rabang, and Tihane Laupola v. GNC Corporation and USP Labs LLC, United States District Court for the District of Hawaii (Case No. CV14-00365) filed October 24, 2014

•
Palani Pantoham, Deborah Cordiero, J. Royal Kanamu, Brent Pascula, Christie Shiroma, Justan Chun, Kasey Grace and Adam Miyasoto v. USPLabs, LLC. et al., United States District Court for the District of Hawaii (Case No. CV14-00366) filed August 15, 2014

•	Keahi Paveo v. GNC Corporation, USP Labs, LLC, United States District Court for the District of Hawaii (Case No. 14-cv-00367) filed October 24, 2014

•	Kai Wing Tsui and John McCutchen v. GNC Corporation, USP Labs, Superior Court of California, County of Los Angeles (Case No. BC559542), filed October 6, 2014

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

•
Alexis Billones, Austin Ashworth, Karen Litre, Nancy Murray, Wendy Ortiz, Edward Pullen, and Corazon Vu v. USPLabs, LLC et al., California Superior Court, Los Angeles County (Case No. BC575264), filed March 13, 2015

•
Asofiafia Morales, Richard Ownes, Lynn Campbell, Joseph Silzgy, Delphone Smith-Dean, Nicole Stroud, Barrett Mincey and Amanda Otten v. USPLabs, LLC et al., California Superior Court, Los Angeles County (Case No. BC575262), filed March 13, 2015

•
Laurie Nadura, Angela Abril-Guthmiller, Sarah Rogers, Jennifer Apes, Ellen Beedie, Edmundo Cruz, and Christopher Almanza v. USPLabs, LLC et al., California Superior Court, Monterey County (Case No. M131321), filed March 13, 2015

•
Cynthia Noveda, Demetrio Moreno, Mee Yang, Tiffone Parker, Christopher Tortal, David Patton and Raymon Riley v. USPLabs, LLC et al., California Superior Court, San Diego County (Case No. 37-2015-00008404), filed March 13, 2015

•
Johanna Stussy, Lai Uyeno, Gwenda Tuika-Reyes, Zeng Vang, Kevin Williams, and Kristy Williams v. USPLabs, LLC, et al., California Superior Court, Santa Clara County (Case No. 115CV78045), filed March 13, 2015

•
Natasiri Tali, Tram Dobbs, Mauela Reyna-Perez, Kimberly Turvey, Meagan Van Dyke, Hang Nga Tran, Shea Steard, and Jimmy Tran v. USPLabs, LLC et al., California Superior Court, Los Angeles County (Case No. BC575263), filed March 13, 2015

•
Issam Tnaimou, Benita Rodriguez, Marcia Rouse, Marcel Macy, Joseph Worley, Joanne Zgrezepski, Crystal Franklin, Deanne Fry, and Caron Jones, in her own right, o/b/h Joshua Jones and o/b/o Joshua Jones and ob/o The Estate of James Jones v. USPLabs, LLC et al., California Superior Court, Monterey County (Case No. M131322), filed March 13, 2015

•	Ronsonnette P.C. Smith-Marras v. USP Labs, LLC et al., United States District Court for the District of Hawaii (Case No. 15-1-0762-04), filed April 23, 2015

•	Kuulei Hirota v. SP Labs, LLC et al., United States District Court for the District of Hawaii (Case No. 15-1-0847-05), filed May 1, 2015
The proceedings associated with the majority of these personal injury cases, which generally seek indeterminate money damages, are in the early stages, and any liabilities that may arise from these matters are not probable or reasonably estimable at this time. The case captioned Leanne Sparling and Michael Sparling on behalf of Michael Sparling, deceased v. USPLabs, GNC Corporation, et al., Superior Court of California, County of San Diego (Case No. 2013-00034663-CU-PL-CTL), which previously was scheduled for trial in February 2016, was dismissed with prejudice.
We are contractually entitled to indemnification by our third-party vendor with regard to these matters, although our ability to obtain full recovery in respect of any such claims against us is dependent upon the creditworthiness of our vendor and/or its insurance coverage and the absence of any significant defenses available to its insurer.
California Wage and Break Claim.    In July 2011, Charles Brewer, on behalf of himself and all others similarly situated, sued General Nutrition Corporation in federal court, alleging state and federal wage and hour claims (U.S. District Court, Northern District of California, Case No. 11CV3587). In October 2011, Mr. Brewer filed an amended complaint alleging, among other matters, meal, rest break and overtime violations on behalf of sales associates and store managers. In January 2013, the Court conditionally certified a Fair Labor Standards Act ("FLSA") class with respect to one of Plaintiff’s claims, and in November 2014, the Court granted in part and denied in part the plaintiff's motion to certify a California class and granted our motion for decertification of the FLSA class. In May 2015, plaintiffs filed a motion for partial summary judgment as to the alleged liability for non-compliant wage statements, which was granted in part and denied in part in September 2015. On February 5, 2016, we and attorneys representing the putative class agreed to class-wide settlements of the Brewer case and an additional, immaterial case raising similar claims, pursuant to which we agreed to pay up to $9.5 million in the aggregate, including attorneys’ fees and costs.  The settlement agreement remains subject to Court approval, and the Court has scheduled a preliminary hearing in April 2016. As a result of this settlement, we recorded a charge of $6.3 million in the fourth quarter of 2015, in addition to $3.2 million previously accrued in the first quarter of 2015.
In February 2012, former Senior Store Manager, Elizabeth Naranjo, individually and on behalf of all others similarly situated sued General Nutrition Corporation in the Superior Court of the State of California for the County of Alameda (Case No. RG 12619626), alleging, among other matters, meal, rest break, and overtime violations. On October 22, 2014, the Court granted the plaintiff's motion to certify a class of approximately 900 current and former managers. As of December 31, 2015, an immaterial liability has been accrued in the accompanying financial statements.
Jason Olive v. General Nutrition Corp. In April 2012, Jason Olive filed a complaint in the Superior Court of California, County of Los Angeles (Case No. BC482686), for misappropriation of likeness in which he alleges that we continued to use his image in stores after the expiration of the license to do so in violation of common law and California statutes. Mr. Olive is seeking compensatory, punitive and statutory damages and attorneys’ fees and costs. The trial in this matter previously scheduled for December 2014 was postponed and no new trial date has been set. As of December 31, 2015, an immaterial liability has been accrued in the accompanying financial statements.
Oregon Attorney General. On October 22, 2015, the Attorney General for the State of Oregon sued General Nutrition Corporation in Multnomah County Circuit Court (Case No. 15CV28591) for alleged violations of Oregon’s Unlawful Trade Practices Act, in connection with its sale in Oregon of certain third-party products. We intend to vigorously defend against these allegations. As any losses that may arise from this matter are not probably or reasonably estimable at this time, no liability has been accrued in the accompanying interim consolidated financial statements. Moreover, we do not anticipate that any such losses are likely to have a material impact on our business or results of operations. We are contractually entitled to indemnification and defense by our third-party vendors, which have accepted our tender request for defense and indemnification. Ultimately, however, our ability to obtain full recovery in respect of any such claims against us is dependent upon the creditworthiness of our vendors and/or their insurance coverage and the absence of any significant defenses available to their insurers.
Item 4.     MINE SAFETY DISCLOSURES
This Item 4 is not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF SECURITIES.
Market Information
Since March 31, 2011, our common stock has been traded on the NYSE under the symbol "GNC." As of February 4, 2016, there were 74,241,609 shares of common stock outstanding, the closing price of our common stock was $27.83 per share, and we had approximately 61 stockholders of record (including 52 holders of restricted stock).
The following table presents the high and low sales prices and dividend declared by quarter for the common stock, as reported by the NYSE:

2015 quarter ended	High	Low	Dividend per Share
March 31	$49.66	$41.43	$0.18
June 30	$49.06	$40.93	$0.18
September 30	$51.69	$39.65	$0.18
December 31	$43.09	$22.64	$0.18

2014 quarter ended	High	Low	Dividend per Share
March 31	$58.55	$42.54	$0.16
June 30	$47.35	$33.70	$0.16
September 30	$42.01	$30.84	$0.16
December 31	$47.40	$35.44	$0.16

2013 quarter ended	High	Low	Dividend per Share
March 31	$42.83	$30.92	$0.15
June 30	$48.12	$38.59	$0.15
September 30	$55.16	$44.66	$0.15
December 31	$60.98	$51.82	$0.15
 Dividends
On January 28, 2016, our Board of Directors authorized and declared a cash dividend for the first quarter of 2016 of $0.20 per share of common stock, payable on or about March 25, 2016 to stockholders of record as of the close of business on March 11, 2016. We currently intend to continue to pay regular quarterly dividends; however, the declaration of such future dividends and the establishment of the per share amount, record dates and payment dates for such future dividends are subject to the final determination and approval of our Board of Directors and will depend on many factors, including, without limitation, our financial condition, future earnings and cash flows, legal requirements, taxes and any other factors that the Board of Directors deems relevant.

Issuer Purchases of Equity Securities

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Dollar Value of Shares That May Yet be Purchased Under the Plan or Program
October 1 to October 31, 2015	—	$—	—	$626,963,742
November 1 to November 30, 2015	6,401,653	$31.24	6,401,653	$426,963,615
December 1 to December 31, 2015	—	$—	—	$426,963,615
Total	6,401,653	$31.24	6,401,653
(1) Other than as set forth in the table above, we made no purchases of shares of Class A common stock for the quarter ended December 31, 2015.
(2) In August 2015, the Board approved a $500.0 million multi-year repurchase program in addition to the $500.0 million multi-year program approved in August 2014, bringing the aggregate share repurchase program to $1.0 billion of Holdings' common stock. Holdings repurchased $479.8 million of common stock during the twelve months ended December 31, 2015 and has utilized $573.0 million of the current share repurchase program. As of December 31, 2015, $427.0 million remains available for purchase under the program.

Stock Performance Graph
The graph below matches the cumulative 57-month total return of holders of GNC Holdings, Inc.'s common stock with the cumulative total returns of the S&P 500 index and the S&P 500 Retail index. The graph assumes that the value of the investment in our common stock, in each index, and in the peer group (including reinvestment of dividends) was $100 on April 1, 2011 and tracks it through December 31, 2015.

COMPARISON OF 57 MONTH CUMULATIVE TOTAL RETURN*
Among GNC Holdings, Inc., the S&P 500 Index,
and S&P 500 Retail Index

$400
$350
$300
$250
$200
$150
$100
$50
04/01/11
06/30/11
09/30/11
12/31/11
03/31/12
06/30/12
09/30/12
12/31/12
03/31/13
06/30/13
09/30/13
12/31/13
03/31/14
06/30/14
09/30/14
12/31/14
03/31/15
06/30/15
09/30/15
12/31/15
GNC Holdings, Inc.
S&P 500
S&P 500 Retail Index

*$100 invested on 4/1/11 in stock or 3/31/11 in index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2016 S&P, a division of McGraw Hill Financial. All rights reserved.

Item 6.    SELECTED FINANCIAL DATA.
The selected consolidated financial data presented below as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013 are derived from our audited consolidated financial statements and footnotes included in this Annual Report. The selected consolidated financial data presented below as of December 31, 2013, 2012 and 2011 and for the years ended December 31, 2012 and 2011 are derived from our audited consolidated financial statements and footnotes not included in this Annual Report.
You should read the following financial information together with the information under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited consolidated financial statements and related notes in Item 8, "Financial Statements and Supplementary Data."

	As of and for the Year ended December 31,
(in millions, except per share data)	2015	2014	2013	2012	2011
Statement of Operations Data:
Revenue	$2,639.2	$2,613.2	$2,626.8	$2,428.2	$2,072.2
Cost of sales, including warehousing, distribution and occupancy	1,654.6	1,632.9	1,636.3	1,499.2	1,318.4
Gross profit	984.6	980.3	990.5	929.0	753.8
Selling, general and administrative	567.3	554.9	533.7	502.0	471.2
Long-lived asset impairments	28.3	—	—	—
Other (income) expense, net (1)	(4.1)	(14.1)	(3.7)	(0.9)	0.1
Operating income	393.1	439.5	460.5	427.9	282.5
Interest expense, net	50.9	46.7	53.0	47.6	74.9
Income before income taxes	342.2	392.8	407.5	380.3	207.6
Income tax expense	122.9	136.9	142.5	140.1	75.3
Net income	$219.3	$255.9	$265.0	$240.2	$132.3
Weighted average shares outstanding (in thousands):
Basic	83.9	90.5	96.5	103.5	100.3
Diluted	84.2	90.9	97.4	104.9	103.0
Earnings per share:
Basic	$2.61	$2.83	$2.75	$2.32	$1.27
Diluted	$2.60	$2.81	$2.72	$2.29	$1.24
Dividends declared per share	$0.72	$0.64	$0.60	$0.44	$—
Balance Sheet Data:
Cash and cash equivalents	$56.5	$133.8	$226.2	$158.5	$128.4
Working capital (2)	515.2	636.0	719.0	573.5	474.5
Total assets	2,552.0	2,677.8	2,740.3	2,552.0	2,429.6
Total current and non-current long-term debt	1,452.5	1,342.3	1,347.1	1,098.6	901.5
Stockholders' equity	468.6	756.0	815.6	882.0	978.5

Statement of Cash Flows:
Net cash provided by operating activities	$354.5	$303.8	$239.4	$223.0	$174.7
Net cash used in investing activities	(45.6)	(75.5)	(78.3)	(43.2)	(65.5)
Net cash used in financing activities	(384.5)	(321.0)	(94.3)	(149.3)	(173.6)
Capital expenditures	45.8	70.5	50.2	41.9	43.8

Note: The presentation of certain immaterial amounts in our consolidated financial statements of prior periods have been revised to conform to the current periods presented.

(1)
In 2015, other income principally related to $7.6 million of gains from the sale of company-owned stores to franchisees partially offset by a $2.7 million loss on sale of Discount Supplements and a $0.8 million foreign currency loss.

In 2014, other income principally related to $9.9 million of gains from the sale of company-owned stores to franchisees and $4.4 million of income related to the reversal of a contingent purchase price liability partially offset by $0.2 million foreign currency loss.
In 2013, other income principally related to $2.7 million of gains from the sale of company-owned stores to franchisees and $1.0 million of income related to the reversal of a contingent purchase price liability.
In 2012, other income principally related to gains of $0.8 million to from the sale of company-owned stores to franchisees and $0.1 million from foreign currency gains.
In 2011, other expense principally related to a $0.1 million foreign currency loss.
(2) Defined as current assets less current liabilities.

The following table summarizes our stores for the periods indicated:

	Year Ended December 31,
	2015	2014	2013	2012	2011
Company-owned stores (a):
Beginning of period balance	3,497	3,342	3,188	3,046	2,917
Store openings	115	183	170	147	145
Store closings	(29)	(28)	(23)	(25)	(30)
Acquired franchise stores (b)	44	25	16	29	30
Franchise conversions (c)	(33)	(25)	(9)	(9)	(16)
End of period balance	3,594	3,497	3,342	3,188	3,046
Franchised stores:
Domestic
Beginning of period balance	1,070	1,012	949	924	903
Store openings	32	70	74	56	47
Store closings	(7)	(12)	(4)	(11)	(12)
Acquired franchise stores (b)	(44)	(25)	(16)	(29)	(30)
Franchise conversions (c)	33	25	9	9	16
End of period balance	1,084	1,070	1,012	949	924
International (d)
Beginning of period balance	2,140	2,024	1,830	1,590	1,437
Store openings	144	208	325	300	195
Store closings	(199)	(92)	(131)	(60)	(42)
End of period balance	2,085	2,140	2,024	1,830	1,590
Store-within-a-store (Rite Aid):
Beginning of period balance	2,269	2,215	2,181	2,125	2,003
Store openings	59	60	41	63	127
Store closings	(1)	(6)	(7)	(7)	(5)
End of period balance	2,327	2,269	2,215	2,181	2,125
Total Stores	9,090	8,976	8,593	8,148	7,685
_______________________________________________________________________________

(a)	Includes Canada and The Health Store.

(b)	Stores that were acquired from franchisees and subsequently converted into company-owned stores.

(c)	Company-owned store locations sold to franchisees.

(d)	Includes distribution centers where sales are made.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
You should read the following discussion in conjunction with Item 6, "Selected Financial Data" and our audited consolidated financial statements and the related notes included in Item 8, "Financial Statements and Supplementary Data." The discussion in this section contains forward-looking statements that involve risks and uncertainties. See Part I, Item 1A, "Risk Factors" in this Annual Report for a discussion of important factors that could cause actual results to differ materially from those described or implied by the forward-looking statements contained herein. We urge you to review the information set forth in "Forward Looking Statements" and Item 1A, "Risk Factors" included elsewhere in this Annual Report.
Overview
We are a global specialty retailer of health, wellness and performance products, sports nutrition products, diet products and other wellness products. We derive our revenues principally from: product sales through our company-owned stores; the Internet through our websites, GNC.com and LuckyVitamin.com, as well as Drugstore.com; domestic and international franchise activities; and sales of products manufactured in our facilities to third parties. We sell products through a worldwide network of more than 9,000 locations operating under the GNC brand name.
We benefit from significant competitive strengths that we believe drive our business and position us for ongoing success, including our:

•	Highly-valued and well-recognized brand;

•	Loyal customer base;

•	Commanding market position;

•	Unique product offerings and robust innovation capabilities;

•	Diversified business model;

•	Vertically integrated operations that underpin our business strategy;

•	Differentiated service model that fosters an exceptional customer experience; and

•	Highly experienced management team.
See Part I, Item 1, "Business - Competitive Strengths" for more information. During the second half of 2014, we underwent a management realignment including the appointment of a new chief executive officer and other key executive changes, which extended through 2015 in tandem with our new management team’s efforts to address the challenges facing our business. Those efforts included a number of key, cross-functional initiatives to support our long-term strategy. Foundationally, we remain focused on a customer-focused evolution of our brand and culture defined by core principles that we believe enable GNC to foster one-to-one customer engagement and, ultimately, to connect our customers to their best. These principles include development of:

•	meaningful, long-term connections with our customers;

•	deep expertise in health, wellness and performance;

•	solutions tailored to meet our customers’ unique goals;

•	a best in class shopping experience; and

•	customer-driven decision making a rigorous quality standards.
To further our strategic evolution, we implemented a rigorous, customer-focused testing process in our merchandising, marketing, store operations and other key decision-making focal points relevant to our business. We re-set our stores with an enhanced focus on plant and nature based proteins, women's beauty products and functional foods, while also significantly expanding the assortment of products available to customers in many of our stores simplifying our pricing communications. We undertook a transition toward more brand-relevant and product-focused marketing and to improve the overall effectiveness of our marketing efforts. Additionally, we made a series of operational changes to optimize our inventory processes, which helped our associates dedicate additional time to developing product knowledge and servicing our customers. Our pursuit of these and other initiatives during 2015 and into 2016 has resulted in the following positive outcomes:

•	the completion, during early 2016, of our senior management team;

•	a return of our marketing activity to more normalized levels with more efficient and effective direct marketing;

•	significantly positive returns on our investment in expanding our product assortment;

•	positive returns on our investment in natural and plant-based proteins and functional foods;

•	a significant reduction in store customer service complaints;

•	an increase in our mix of female customers and in sales from critical customer segments, such as the wellness customer and the natural-living customer;

•	improvements in our Retail segment product margin rate in 2015 compared with 2014 achieved by reducing our dependence upon unprofitable promotional activity;

•	the opening of 111 net new domestic retail (including both company-owned and franchised stores) and retail segment locations;

•	growth in our e-commerce business, excluding Discount Supplements, of which substantially all of the assets were sold effective December 31, 2015;

•	a $26.0 million increase in our consolidated net revenues in 2015, including improvements in both our retail and franchise segment revenues; and

•	generation during 2015 of net cash flow from operating activities of $354.5 million compared with $303.8 million in the prior year.
However, while our business remains profitable and we continue to recognize strong cash flow, with approximately 95% of our company-owned stores' cash flow exceeding our weighted average cost of capital, we also faced significant challenges to our strategy and our business during 2015, including increased competition, intensified regulatory and other governmental scrutiny, including inquiries from state attorneys general, and negative media coverage of our industry, year-over-year declines in same store sales and, consequently, heightened volatility in the trading price of our common stock. With respect to our results for the year ended December 31, 2015 as compared with the year ended December 31, 2014:

•	company-owned domestic same store sales (including sales by GNC.com) decreased by 1.7%;

•
our consolidated gross profit improved only slightly, while operating income decreased by 10.6% (which includes the impact of the $28.3 million long-lived asset impairment charges for Discount Supplements), consolidated net income declined by 14.3% and our diluted earnings per share was lower by 7.5%;

•	retail segment operating income decreased by 11.6%, which includes the impact of the aforementioned Discount Supplements long-lived asset impairments;

•	international franchise revenue increased by 3.2% with a decrease of 55 in net new international franchise stores; and

•	sales decreased in our wholesale/manufacturing segment, excluding intersegment sales, by 2.3%
Hence, our key initiatives for 2016 aimed at addressing these current challenges include the following:

•
Raising industry standards through the creation of an industry-wide coalition. We remain focused, together with other industry leaders and industry trade associations, on initiatives begun in 2015 to build an industry-led coalition aimed at raising the bar for quality and compliance throughout the dietary supplement industry. Coalition initiatives include: developing standardized raw material “good manufacturing practices” (“GMPs”), including “farm to factory” traceability standards; creating a product-registry database accessible to industry participants, consumers and the FDA; establishing minimum certification standards for manufacturing facilities, including an annual facility inspection process and product quality seals, and providing media support for a coordinated industry including positive messaging with accurate product information to help change the narrative around our industry. We believe that over time, these initiatives will prove beneficial for the industry, for the FDA and other regulators, and lead to substantial improvement in regulatory and consumer trust and confidence in our industry.

•
Executing our refranchising strategy. We have undertaken an accelerated drive to increase the proportion of our domestic stores that are franchise locations, which we expect to accomplish both by increasing the proportion of new stores that are franchise locations and by transitioning company-owned stores to franchise locations. We are currently targeting a balanced portfolio of domestic company-owned and franchise locations over the next three to four years, beginning in 2016. As part of this effort, we remain focused on creating and nurturing franchise partnerships that support our brand image. We believe that this strategy can result in significant value creation for our stockholders.

•
Implementing a revised pricing strategy. Early in 2016, we began to launch an intensive effort to develop and implement an improved pricing strategy to be applied to all channels. Our intent is to appropriately identify and price KVIs, to create a clear definition of role and intent by product category, further improve the clarity of our price message and more closely align the customer’s perception of our pricing with the quality and value of our products. We expect the results of this initiative to be evident beginning in late 2016 and beyond.

•
Enhancing our customer loyalty program. Following extensive consumer research during 2015, we currently are in the process of reviewing various wellness-focused enhancements to our loyalty program, which currently includes approximately 6.5 million Gold Card customers. We believe that further developing and encouraging active customer participation in a robust customer loyalty program is an important step toward our goals for building meaningful, long-term connection with our customers. We expect the results of this initiative to be evident beginning in 2017 and beyond.

We believe that our combined efforts on these fronts will enable us to better leverage the competitive strengths that remain at the core of our business and will drive future success.
Revenues and Operating Performance from our Segments
We measure our operating performance primarily through revenues and operating income from our three segments, Retail, Franchise and Manufacturing/Wholesale, and through the management of warehousing, distribution and corporate costs, as described below.

•
Retail:  Retail revenues are generated by sales to consumers at our company-owned stores and online through our websites GNC.com and LuckyVitamin.com, as well as sales through Drugstore.com. Our retail segment previously included the results of our Discount Supplements subsidiary, substantially all of the assets of which we sold effective as of December 31, 2015. Although we believe that our retail and franchise businesses are not seasonal in nature, historically we have experienced, and expect to continue to experience, a variation in our net sales and operating results from quarter to quarter.

•	Franchise: We generate franchise revenues primarily by:
(1) product sales to our franchisees;
(2) royalties on franchise retail sales; and
(3) franchise fees, which we charge for initial franchise agreements, renewals and transfers of franchises.
In connection with our refranchising strategy described above, we expect the number of our domestic franchise stores to grow in 2016 and beyond.

•
Manufacturing/Wholesale:  Manufacturing/wholesale revenues are generated by sales of manufactured products to third parties including Rite Aid, PetSmart and Sam's Club. Our revenues generated by our manufacturing and wholesale operations are subject to our available manufacturing capacity. This segment also recognizes intercompany sales for manufactured product sold to our other segments, which are eliminated in consolidation.

A significant portion of our business infrastructure is comprised of fixed operating costs. Our vertically integrated distribution network, manufacturing capacity, and ability to outsource production can support higher sales volume. We opened a fourth distribution center in October 2014. This distribution center is located in Whitestown, Indiana, and we believe that it provides the incremental distribution capacity necessary for the foreseeable future.
Key Indicators
As discussed in Note 16, "Segments," to our audited consolidated financial statements in Item 8, "Financial Statements and Supplementary Data," we evaluate segment operating results based on several indicators. The primary key performance indicators are revenue and operating income for each segment. Segment revenue and operating income, as evaluated by our chief operating decision maker (our chief executive officer), exclude certain items that are managed at the consolidated level, such as warehousing, distribution and other corporate costs.
Same store sales growth represents the percentage change in same store point-of-sale retail sales in the period presented compared with the prior year period. Same store sales are calculated on a daily basis for each store and exclude the net sales of a store for any period if the store was not open during the same period of the prior year. We include our internet sales of GNC.com and Drugstore.com, in our domestic retail company-owned same store sales calculation. When a store's square footage has been changed as a result of reconfiguration or relocation in the same mall or shopping center, the store continues to be treated as a same store. If, during the period presented, a store was closed, relocated to a different mall or shopping center, or converted to a franchise store or a company-owned store, sales from that store up to and including the closing day or the day immediately preceding the relocation or conversion are included as same store sales as long as the store was open during the same period of the prior year. We exclude sales during the period presented that occurred on or after the date of relocation to a different mall or shopping center or the date of a conversion.

Trends and Uncertainties in Our Business
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

•
increased costs and other demands associated with heightened regulatory scrutiny, including but not limited to complying with new and existing governmental regulation, and/or legal challenges associated with products that we sell may negatively affect our operating performance;

•
consolidation within our industry and increasing participation in our market by mass market retailers and consumer product manufacturers could continue to intensify competition within our industry and could continue to negatively affect our market performance;

•	a decline in disposable income available to consumers may lead to a reduction in consumer spending and negatively affect our operating performance; and

•	an aging population in the United States may positively impact sales of some of the products that we offer.

Results of Operations
The following information presented was derived from our audited consolidated financial statements and accompanying notes included in Item 8, "Financial Statements and Supplementary Data."
(Expressed as a percentage of total consolidated revenue)

	Year ended December 31,
	2015	2014	2013
Revenues:
Retail	73.7%	74.2%	73.4%
Franchise	17.4%	16.6%	16.6%
Manufacturing / Wholesale:
Intersegment revenues	10.1%	11.1%	12.1%
Third Party	8.9%	9.2%	10.0%
Subtotal Manufacturing / Wholesale	19.0%	20.3%	22.1%
Elimination of intersegment revenue	(10.1)%	(11.1)%	(12.1)%
Total revenues	100.0%	100.0%	100.0%
Operating expenses:
Cost of sales, including warehousing, distribution and occupancy costs	62.7%	62.5%	62.3%
Gross Profit	37.3%	37.5%	37.7%
Selling, general and administrative expenses	21.5%	21.2%	20.3%
Long-lived asset impairments	1.1%	0.0%	0.0%
Other income, net	(0.2)%	(0.5)%	(0.1)%
Total operating expenses	85.1%	83.2%	82.5%
Operating income:
Retail	11.7%	13.4%	13.8%
Franchise	6.2%	6.0%	5.8%
Manufacturing / Wholesale	3.4%	3.4%	4.0%
Warehousing and distribution costs	(2.7)%	(2.6)%	(2.9)%
Corporate costs	(3.7)%	(3.4)%	(3.2)%
Total operating income	14.9%	16.8%	17.5%
Interest expense, net	1.9%	1.8%	2.0%
Income before income taxes	13.0%	15.0%	15.5%
Income tax expense	4.7%	5.2%	5.4%
Net income	8.3%	9.8%	10.1%
Note: The columns may not add due to rounding.

Comparison of the Years Ended December 31, 2015 (current year) and 2014 (prior year)
Revenues
Our consolidated net revenues increased $26.0 million, or 1.0%, to $2,639.2 million for the year ended December 31, 2015 compared with $2,613.2 million in 2014. Revenue increased in our Retail and Franchise segments and decreased in our Manufacturing/Wholesale segment.
Retail.    Revenues in our Retail segment increased $6.0 million, or 0.3%, to $1,945.2 million for the year ended December 31, 2015 compared with $1,939.2 million in 2014, which was primarily due to an increase in revenue of approximately $34 million from the addition of 97 net new company-owned stores, including 24 net new stores in Canada. Our company-owned store base increased from 3,497 stores at December 31, 2014 to 3,594 stores at December 31, 2015. In addition, revenue increased due to: growth in our e-commerce businesses, excluding Discount Supplements, of $5.6 million; an increase in revenue from The Health Store of $5.1 million (excluding the impact of foreign exchange rate changes), our chain of 10 retail stores located in Ireland whose acquisition was completed in April 2014; and an increase of $9.0 million in Gold Card revenue largely due to the comparative effect of 2014 Gold Card revenue which was negatively affected by the Member Pricing launch in 2013, including a Gold Card give away promotion.
Partially offsetting the increases in segment revenue above was a decrease of approximately $22 million to product revenue due to the impact of negative domestic retail same store sales. In addition, the impact of foreign exchange rate changes primarily related to the Canadian dollar resulted in a decrease of approximately $21 million to segment revenue. Discount Supplements, the assets of which we sold on December 31, 2015, yielded a $5.5 million decrease in revenue (excluding the impact of foreign exchange rate changes).
Franchise.    Revenues in our Franchise segment increased $25.5 million, or 5.9%, to $458.3 million for the year ended December 31, 2015 compared with $432.8 million in 2014. Despite a decrease in domestic franchise same store retail sales of 2.1% year-over-year, domestic franchise revenue increased $20.3 million to $287.8 million for the year ended December 31, 2015 compared with $267.5 million in 2014, primarily due to increased third-party wholesale product sales.
International revenue within the franchise segment increased by $5.2 million, to $170.5 million for the year ended December 31, 2015 compared with $165.3 million in 2014, primarily due to higher third-party product sales. Excluding the impact of our franchise stores located in Venezuela, which is currently experiencing political unrest, our international franchisees reported negative same store retail sales of 1.3% in the current year, which excludes the impact of foreign exchange rate changes relative to the U.S. dollar. Effective December 31, 2015, we terminated the agreement with the franchisee who operated stores in Venezuela, Columbia and Spain.
Manufacturing/Wholesale.    Revenues in our Manufacturing/Wholesale segment, excluding intersegment revenues, decreased by $5.5 million, or 2.3%, to $235.7 million for the year ended December 31, 2015 compared with $241.2 million in 2014. Third-party contract manufacturing sales from our South Carolina manufacturing plant decreased by $6.2 million, or 5.0%, to $118.9 million for the year ended December 31, 2015 compared with $125.1 million in 2014. Wholesale revenue was relatively flat increasing by $0.8 million, or 0.7% in the current year.
Cost of Sales and Gross Profit
Cost of sales, which includes product costs, warehousing, distribution and occupancy costs, increased $21.7 million, or 1.3%, to $1,654.6 million for the year ended December 31, 2015 compared with $1,632.9 million in 2014. Gross profit, as a percentage of revenue, decreased slightly from 37.5% in the prior year to 37.3% in the current year. Product margin rate improvement in the Retail segment due to the elimination of unprofitable promotions in the prior year was more than offset by deleverage in occupancy costs associated with negative same store sales and higher distribution costs primarily due to our new distribution center in Indiana, which opened in October 2014.
Selling, General and Administrative ("SG&A") Expense
SG&A expense, including compensation and related benefits, advertising and other expenses, increased $12.4 million, or 2.2%, to $567.3 million for the year ended December 31, 2015 compared with $554.9 million in 2014. As a percentage of revenue, SG&A expense was 21.5% for the year ended December 31, 2015 compared with 21.2% in 2014. The increase in SG&A expense was due to an increase in compensation and related benefits of $8.2 million and other SG&A expenses of $10.4 million, partially offset by a decrease in advertising expense of $6.2 million.
The increase in compensation and related benefits was principally due to an increase in store salaries and benefits to support our increased store base. In addition, compensation expense of $2.8 million was recorded in the current year relating to the correction of an immaterial error in the first quarter of 2015 as explained in Item 8, "Financial Statements and Supplementary Data," Note 2, "Basis of Presentation and Summary of Significant Accounting Policies." These expenses were partially offset by the management realignment charge recorded in the prior year, in which we incurred $7.8 million of severance-related expenses associated with the changes among our executive leadership team.
The increase in other SG&A expense was primarily due to an increase in costs related to a legal settlement as described in Item 8, "Financial Statements and Supplementary Data," Note 11 "Commitments and Contingencies," partially offset by a decrease in bad debt reserves established in 2014 associated with certain of our international franchisees.
The decrease in advertising expense was due to our evaluation to refine the optimal media mix to maximize our return as well as higher spend associated with the Beat Average™ campaign launched in the prior year as compared with the "80 Years Quality Life / Quality Products" campaign launched in the current year.
Long-Lived Asset Impairments
We recorded a $28.3 million impairment charge in the third quarter of 2015 for Discount Supplements, which consisted of $23.3 million related to goodwill, $4.4 million related to trade name and website intangible assets and $0.6 million related to fixed assets. Refer to Item 8, "Financial Statements and Supplementary Data," Note 5, "Goodwill and Intangible Assets, Net" for more information.
Other Income, Net
Other income, net, which typically includes gains on the sale of company-owned stores to franchisees and foreign currency gains and losses, decreased $10.1 million in the current year. Contributing to the decrease was a loss of $2.7 million attributable to the sale of substantially all of the assets of our Discount Supplements business, the reversal of a $4.4 million contingent purchase price liability in the prior year associated with Discount Supplements, and a decrease in conversion gains from the sale of company-owned stores to franchisees. During 2015 we sold 33 corporate stores for a gain of $7.6 million compared with 25 stores in the prior year resulting in a gain of $9.9 million.
Operating Income
As a result of the foregoing, consolidated operating income decreased $46.4 million, or 10.6%, to $393.1 million for the year ended December 31, 2015 compared with $439.5 million in 2014. Operating income, as a percentage of net revenue, was 14.9% and 16.8% for the years ended December 31, 2015 and 2014, respectively.
Retail.    Operating income decreased $40.7 million, or 11.6%, to $308.3 million for the year ended December 31, 2015 compared with $349.0 million in 2014 and as a percentage of segment revenue was 15.8% and 18.0%, respectively. Excluding the impact of the long-lived asset impairments and loss on sale in the current year and reversal of the contingent purchase price liability in the prior year, all of which were related to Discount Supplements, as well as the current year charge of $2.8 million related to the correction of an immaterial error explained above, operating income decreased $2.4 million and as a percentage of segment revenue decreased from 17.8% in the prior year to 17.6% in the current year. Improved product margin rate was more than offset by expense deleverage in occupancy and compensation and related benefits associated with negative same store sales.
Franchise.    Operating income increased $7.2 million, or 4.6%, to $164.5 million for the year ended December 31, 2015 compared with $157.3 million in 2014 and as a percentage of segment revenue was 35.9% and 36.4%, respectively. Excluding the impact of franchise conversion gains and the decrease to bad debt reserves established in 2014 associated with certain of our international franchisees, operating income increased by $2.3 million and as a percentage of segment revenue decreased from 35.0% in the prior year to 33.6% in the current year. The percentage decline is primarily due to a decline in product margin rate due to additional third-party wholesale product sales, which have lower margin rates relative to proprietary sales.
Manufacturing/Wholesale.    Operating income was $90.3 million for the year ended December 31, 2015 compared with $89.9 million in 2014. Excluding the impact of the $3.5 million charge in cost of sales in the prior year associated with lower manufacturing volumes to align inventory levels to business trends, operating income decreased $3.1 million and as a percentage of segment revenue increased from 17.5% to 17.9% in the current year primarily due to higher product margin rate for our wholesale customers partially offset by a lower rate for third-party contract manufacturing.
Warehousing and distribution costs.  Warehousing and distribution costs increased $3.4 million, or 5.0%, to $71.7 million for the year ended December 31, 2015 compared with $68.3 million in 2014 and increased 0.1% as a percentage of revenue year-over-year due in part to an increase in depreciation expense related to our new distribution center located in Indiana.
Corporate costs.    Corporate overhead costs increased by $9.9 million, or 11.2%, to $98.3 million for the year ended December 31, 2015 compared with $88.4 million in 2014 primarily due to the aforementioned legal settlement and higher compensation and related benefits, partially offset by the $7.8 million management realignment charge in the prior year.

Interest Expense
Interest expense increased $4.2 million, or 9.1%, to $50.9 million for the year ended December 31, 2015 compared with $46.7 million in 2014. The increase in interest expense was due to the convertible debt issuance in August 2015 as explained in Item 8, "Financial Statements and Supplementary Data," Note 7, "Long-Term Debt / Interest Expense."
Income Tax Expense
We recognized $122.9 million (or 35.9% of pre-tax income) of income tax expense for the year ended December 31, 2015 compared with $136.9 million (or 34.9% of pre-tax income) in 2014. The current year tax rate was impacted by a discrete tax benefit of $11.8 million due to the effect of an anticipated worthless stock deduction resulting from excess tax basis in the common shares of Discount Supplements and a net decrease in the liability for uncertain tax positions of $3.3 million due in part to the expiration of certain statutes of limitation with respect to the 2011 fiscal year. The current year tax rate was also impacted by an increase to the valuation allowance of $1.8 million. The prior year tax rate was impacted by a reduction to a valuation allowance of $1.6 million. The 2014 income tax rate also included the recognition of $3.0 million of other net discrete tax benefits related primarily to state tax positions in 2014.
The valuation allowance in each period was adjusted based on a change in circumstances, including anticipated future earnings and a tax law change, which caused a change in judgment about the realizability of certain deferred tax assets related to net operating losses.
Net Income
As a result of the foregoing, consolidated net income decreased $36.6 million, or 14.3%, to $219.3 million for the year ended December 31, 2015 compared with $255.9 million in 2014.
Diluted Earnings Per Share
Diluted earnings per share decreased 7.5% from $2.81 in the prior year to $2.60 in the current year due to the 14.3% decrease in net income partially offset by a 7.4% decrease in the weighted average diluted shares outstanding in the current year as a result of the share repurchase program.
Comparison of the Years Ended December 31, 2014 and 2013
Revenues
Our consolidated net revenues decreased $13.6 million, or 0.5%, to $2,613.2 million for the year ended December 31, 2014 compared with $2,626.8 million in 2013. Revenue increased in our Retail segment and decreased in both our Franchise and Manufacturing/Wholesale segments.
Retail.    Revenues in our Retail segment increased $12.4 million, or 0.6%, to $1,939.2 million for the year ended December 31, 2014 compared with $1,926.8 million in 2013, which was driven primarily by an increase in sales from our e-commerce businesses (principally due to the acquisition Discount Supplements, which occurred in October 2013), and $44.4 million from the addition of 145 net new company-owned stores and 10 The Health Store locations in Ireland, acquired in April 2014. These increases were partially offset by negative domestic retail same store sales, which includes GNC.com, of 2.8%, approximately $8.7 million due the exchange rate trend of the Canadian dollar, and the negative effect due to the Gold Card giveaway associated with the Member Pricing launch in 2013. Our company-owned store base increased by 155 stores to 3,497 at December 31, 2014 compared with 3,342 at December 31, 2013, which includes 16 new Canadian stores and 10 new stores as a result of the acquisition of The Health Store.
Franchise.    Revenues in our Franchise segment decreased $4.1 million, or 0.9%, to $432.8 million for the year ended December 31, 2014 compared with $436.9 million in 2013. Domestic franchise revenues increased $16.1 million to $267.5 million for the year ended December 31, 2014 compared with $251.4 million in 2013, primarily due to higher product sales of $14.5 million. Our domestic franchise same store retail sales for the year ended December 31, 2014 decreased by 3.3% from 2013. There were 1,070 domestic franchise stores at December 31, 2014 compared with 1,012 stores at December 31, 2013.
International revenue decreased by $20.2 million, to $165.3 million for the year ended December 31, 2014 compared with $185.5 million in 2013, primarily due to lower product sales of $19.6 million, particularly due to regulatory and macroeconomic factors in several key franchise markets. Our international franchisees reported a 0.8% same store retail sales increase during the year, on a local currency basis. Our international franchise store base increased by 116 stores to 2,140 at December 31, 2014 compared with 2,024 at December 31, 2013.
Manufacturing/Wholesale.    Revenues in our Manufacturing/Wholesale segment, excluding intersegment revenues, decreased by $21.9 million, or 8.3%, to $241.2 million for the year ended December 31, 2014 compared with $263.1 million in

2013. Third-party contract manufacturing sales decreased by $9.5 million, or 7.0%, to $125.1 million for the year ended December 31, 2014 compared with $134.6 million in 2013. Wholesale revenue decreased $12.5 million, or 9.7%, due to lower shipments to our wholesale customers from softer market trends.
Cost of Sales
Cost of sales decreased $3.4 million, or 0.2%, to $1,632.9 million for the year ended December 31, 2014 compared with $1,636.3 million in 2013. Cost of sales, as a percentage of net revenue, was 62.5% and 62.3% for the year ended December 31, 2014 and 2013, respectively. Improved product margin rate was more than offset by deleverage in occupancy expense associated with negative same store sales.
SG&A Expense
SG&A expense increased $21.2 million, or 4.0%, to $554.9 million, for the year ended December 31, 2014 compared with $533.7 million in 2013. SG&A expense, as a percentage of net revenue, was 21.2% for the year ended December 31, 2014 compared with 20.3% in 2013.
Compensation and related benefits (excluding the impact of the management realignment and restructuring costs discussed below) increased $7.2 million, or 2.2%, to $329.1 million for the year ended December 31, 2014 compared with $321.9 million in 2013. The increase was due primarily to our increased store base, partially offset by lower incentive and non-cash stock-based compensation expenses. For the year ended December 31, 2014, we incurred $7.8 million associated with the changes among our executive leadership team primarily consisting of executive severance costs. For the year ended December 31, 2013, we incurred restructuring costs of $12.2 million related to the transition of our company-owned transportation fleet to a third party transportation network during the fourth quarter of 2013.
Advertising and promotion.    Advertising and promotion expenses increased $3.3 million, or 4.9%, to $70.5 million for the year ended December 31, 2014 compared with $67.2 million in 2013. These expenses, as a percentage of net revenue, were 2.7% and 2.6% for the years ended December 31, 2014 and 2013, respectively.
Other SG&A.    Other SG&A expenses increased $15.3 million, or 11.7%, to $147.5 million for the year ended December 31, 2014 compared with $132.2 million in 2013. This increase principally relates to expenses from our recently acquired retail businesses and higher legal related expenses. For the year ended December 31, 2014, we recorded a $4.2 million reserve against receivables with our international franchisees, compared with $0.4 million for the same period in 2013.
Other income, Net
Other income, net increased $10.5 million primarily due to the reversal of a $4.4 million contingent purchase price liability associated with Discount Supplements in 2014 and a gain from the sale of company-owned stores to franchisees of $9.9 million in 2014 compared with $2.7 million in 2013, partially offset by the reversal of a contingent purchase price liability of $0.9 million in 2013 associated with Lucky Vitamin.
Operating Income
As a result of the foregoing, consolidated operating income decreased $21.0 million, or 4.6%, to $439.5 million for the year ended December 31, 2014 compared with $460.5 million in 2013. Operating income, as a percentage of revenue, was 16.8% and 17.5% for the years ended December 31, 2014 and 2013, respectively.
Retail.    Operating income decreased $13.7 million, or 3.8%, to $349.0 million for the year ended December 31, 2014 compared with $362.7 million in 2013. The decrease in operating income was driven by expense deleverage associated with negative same store sales and higher media spend, partially offset by a higher product margin and the reversal of the contingent purchase price liability explained above.
Franchise.    Operating income increased $3.8 million, or 2.5%, to $157.3 million for the year ended December 31, 2014 compared with $153.5 million in 2013. The increase was primarily due to more sales of company-owned stores to franchisees, partially offset by lower product sales.
Manufacturing/Wholesale.    Operating income decreased $14.8 million, or 14.1%, to $89.9 million for the year ended December 31, 2014 compared with $104.7 million in 2013. The decrease in operating income was generally due to lower shipments to wholesale customers from softer market trends as well as lower proprietary sales.
Warehousing and distribution costs.    Warehousing and distribution costs decreased $8.8 million, or 11.4%, to $68.3 million for the year ended December 31, 2014 compared with $77.1 million in 2013. This decrease was primarily due to the comparative effect of 2013 restructuring costs and transportation savings both of which were related to the transition to a third-party transportation network during the fourth quarter of 2013, partially offset by an increase in occupancy expense related to the new distribution center located in Whitestown, Indiana.
Corporate costs.    Corporate overhead costs increased $5.1 million, or 6.1%, to $88.4 million for the year ended December 31, 2014 compared with $83.3 million in 2013, primarily due to the management realignment described above and higher legal and other SG&A expenses, partially offset by a decrease in salaries and benefits of $6.9 million, which was principally related to the reversal of incentive and non-cash stock-based compensation expense accruals.
Interest Expense
Interest expense decreased $6.3 million, or 11.9%, to $46.7 million for the year ended December 31, 2014 compared with $53.0 million in 2013. This decrease was primarily related the 2013 amendment to the Senior Credit Facility, which resulted in a loss on debt refinancing of $5.7 million consisting of the write-off of deferred financing fees and an original issuance discount and higher interest expense of $2.4 million as a result of an increased debt balance outstanding.
Income Tax Expense
We recognized $136.9 million (or 34.9% of pre-tax income) of income tax expense for the year ended December 31, 2014 compared with $142.5 million (or 35.0% of pre-tax income) in 2013. Income tax expense for the years ended December 31, 2014 and 2013 was reduced by net valuation allowance adjustments of $1.6 million and $1.4 million, respectively. The valuation allowance was adjusted based on a change in circumstances, including anticipated future earnings and a tax law change, which caused a change in judgment about the realizability of certain deferred tax assets related to net operating losses. The income tax rates for the years ended December 31, 2014 and 2013 also included the recognition of $3.0 million and $4.9 million, respectively, of other net discrete tax benefits related primarily to state tax positions in 2014 and the reduction of certain deferred tax liabilities and reserves in 2013.
Net Income
As a result of the foregoing, consolidated net income decreased $9.1 million, or 3.4%, to $255.9 million for the year ended December 31, 2014 compared with $265.0 million in 2013.
Diluted Earnings Per Share
Diluted earnings per share increased 3.3% from $2.72 in 2013 to $2.81 in 2014 due to a 6.6% decrease in the weighted average diluted shares outstanding in 2014 as a result of the share repurchase program, which was partially offset by a 3.4% decrease in net income.

Liquidity and Capital Resources
We expect to fund our operations through internally generated cash and, if necessary, from borrowings under the Revolving Credit Facility. At December 31, 2015, we had $85.9 million available under the Revolving Credit Facility, after giving effect to $43.0 million of borrowings outstanding and $1.1 million utilized to secure letters of credit.
We expect that our primary uses of cash in the near future will be for capital expenditures, working capital requirements and funding any quarterly dividends to stockholders and share repurchases that are approved by the Board of Directors.
We currently anticipate that cash generated from operations, together with amounts available under the Revolving Credit Facility, will be sufficient for the term of the Revolving Credit Facility, which matures in March 2017, to meet our operating expenses and fund capital expenditures as they become due. We are required to make quarterly payments of $1.1 million on our Term Loan Facility, payable every quarter through December 31, 2018 with the remainder paid in March 2019. Our ability to make scheduled payments of principal and interest, refinance our debt and satisfy our other debt obligations will depend on our future operating performance, which may be affected by general economic, financial and other factors some of which are beyond our control. We are currently in compliance with our debt covenant reporting and compliance obligations under the Senior Credit Facility and expect to remain in compliance during 2016.
Cash Provided by Operating Activities
Cash provided by operating activities was $354.5 million, $303.8 million and $239.4 million during the years ended December 31, 2015, 2014 and 2013 respectively. The increase in cash flow from operations in the current year compared with the prior year was primarily due to improved working capital. The increase in cash flow from operations in 2014 as compared with 2013 was primarily due to lower inventory purchases and the comparative effect of the giveaway of Gold Cards during the second quarter of 2013 as a result of the nationwide Member Pricing launch.
Cash Used in Investing Activities
We used cash from investing activities of $45.6 million, $75.5 million and $78.3 million for the years ended December 31, 2015, 2014 and 2013 respectively. Capital expenditures typically relate to the opening of new stores, certain periodic updates and improvements to our company-owned retail stores and ongoing upgrades and improvements to our South Carolina manufacturing facilities and distribution centers. For the years ended December 31, 2015, 2014 and 2013 capital expenditures were $45.8 million, $70.5 million and $50.2 million, respectively. The decrease in the current year as compared with 2014 primarily relates to the opening of our distribution center located in Whitestown, Indiana in October 2014. In 2014 and 2013, we spent $6.4 million and $27.6 million related to the acquisition of The Health Store and Discount Supplements, respectively, net of cash acquired. Effective December 31, 2015, we sold substantially all of the assets of our Discount Supplements subsidiary for $1.3 million, which was received in the first quarter of 2016.
In 2016, we expect our capital expenditures to be approximately $75 million, which includes investments for strategic initiatives, IT infrastructure, store development and maintenance. We anticipate funding our 2016 capital requirements with cash flows from operations and, if necessary, borrowings under the Revolving Credit Facility.
Cash Used in Financing Activities
For the year ended December 31, 2015, we used cash of $384.5 million, primarily consisting of the repurchase of an aggregate of $479.8 million in shares of common stock under share repurchase programs and dividends paid to our stockholders of $59.6 million. In August 2015, we issued $287.5 million principal amount of 1.5% convertible senior notes due 2020 (the “Notes”) and in connection with this transaction, we paid down $164.3 million of our outstanding Term Loan Facility and paid $8.2 million of debt issuance costs. In November 2015, we borrowed $43.0 million under our Revolving Credit Facility.
For the year ended December 31, 2014, we used cash of $321.0 million, primarily consisting of the repurchase of an aggregate of $283.2 million in shares of common stock under share repurchase programs and dividends paid to our stockholders of $57.5 million partially offset by $25.9 million of proceeds from exercised options, including the excess tax benefit from stock-based compensation.
For the year ended December 31, 2013, we used cash of $94.3 million, primarily consisting of the repurchase of an aggregate of $309.3 million in shares of common stock under a share repurchase program and dividends paid to our stockholders of $57.4 million, which was partially offset by $249.6 million in net proceeds from long-term debt in connection with an amendment to the Senior Credit Facility in the fourth quarter of 2013.

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
As of December 31, 2015 and 2014, the Company's interest rate on its Senior Credit Facility was 3.25%. At December 31, 2015, the Company had $43.0 million of borrowings outstanding on its revolving credit facility at a weighted average interest rate of 2.6%. The Company is also required to pay an annual fee of 2.50% on outstanding letters of credit and an annual commitment fee of 0.5% on the undrawn portion of the Revolving Credit Facility.
The interest rate under the Senior Credit Facility is at a rate, at our option, per annum equal to (A) or (B) as defined below.
(A) The sum of (i) the applicable margin of 1.25%with respect to borrowings under the Revolving Credit Facility and 1.5% with respect to amounts outstanding under the Term Loan Facility plus the greater of (ii):

•	the prime rate (as publicly announced by JPMorgan Chase Bank, N.A. as its prime rate in effect);

•	the federal funds effective rate plus 0.50%;

•	one month LIBOR plus 1.0%; or

•	1.75% applicable to the Term Loan Facility only.

(B) The sum of (i) the applicable margin of 2.25% with respect to borrowings under the Revolving Credit Facility and 2.5% with respect to amounts outstanding under the Term Loan Facility plus the greater of (ii):

•	LIBOR; or

•	0.75% applicable to the Term Loan Facility only.
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
Convertible Senior Notes.    On August 10, 2015, we issued $287.5 million principal amount of Notes. The Notes will mature on August 15, 2020, unless earlier purchased by us or converted by the holders subject to restrictions through May 15, 2020. The Notes will bear interest at a rate of 1.5% per annum. In connection with this transaction, we paid down $164.3 million of our outstanding Term Loan Facility.
Refer to Item 8, "Financial Statements and Supplementary Data," Note 7, "Long-Term Debt / Interest Expense" for more information on our outstanding indebtedness.
Contractual Obligations
The following table summarizes our future minimum non-cancelable contractual obligations at December 31, 2015:

	Payments due by period
(in millions)	Total	2016	2017 - 2018	2019 - 2020	After 2020
Long-term debt obligations (1)	$1,507.2	$4.6	$52.1	$1,450.5	$—
Scheduled interest payments (2)	158.6	45.4	96.8	16.4	—
Operating lease obligations (3)	582.3	148.9	215.2	111.2	107.0
Purchase commitments (4)	40.8	15.8	23.0	1.6	0.4
Total	$2,288.9	$214.7	$387.1	$1,579.7	$107.4
_______________________________________________________________________________

(1)
These balances consist of the following debt obligations: (a) $1,176.6 million of outstanding borrowings under the Senior Credit Facility including $2.2 million of unamortized original issuance discount; (b) $43.0 million of outstanding borrowings under the Revolver; and (c) $287.5 million of outstanding borrowings under the Notes including the unamortized conversion feature of $46.3 million and original issuance discount of $6.1 million. Repayment of long-term debt obligations does not take into account any unscheduled payments that may occur in the future.

(2)
The interest that will accrue on the long-term obligations includes variable rate payments, which are estimated using the associated LIBOR index as of December 31, 2015. Interest under the Senior Credit Facility currently accrues based on a three-month LIBOR.

(3)
Consists of the following contractual payments excluding optional renewals: (a) $556.0 million for company-owned retail stores; (b) $103.7 million for franchise stores; (c) $103.7 million of sublease income from franchisees; and (d) $26.3 million relating to various leases for warehouses, vehicles, and various equipment at our facilities. Operating lease obligations exclude insurance, taxes, maintenance, percentage rent and other costs. These amounts are subject to fluctuation from year to year. For each of the years ended December 31, 2015, 2014 and 2013, these amounts collectively represented approximately 37% of the aggregate costs associated with our company-owned retail store operating leases.

(4)
These balances represent amounts owed under advertising and technology-related agreements. Excludes cash settlements with taxing authorities for unrecognized tax benefits because we are unable to reliably estimate the timing of such payments.

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
Off Balance Sheet Arrangements
As of December 31, 2015 and 2014, we had no relationships with unconsolidated entities or financial partnerships, such as entities often referred to as variable interest entities, which would have been established for the purpose of facilitating off balance sheet arrangements, or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
Effect of Inflation
Inflation generally affects us by increasing costs of raw materials, labor, and equipment. We do not believe that inflation had any material effect on our results of operations in the periods presented in our audited consolidated financial statements.
Critical Accounting Estimates
Use of Estimates
Certain amounts in our audited consolidated financial statements require the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Our accounting policies are described in Note 2, "Basis of Presentation and Summary of Significant Accounting Policies" to our audited consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data." Our critical accounting policies and estimates are described in this section. An accounting estimate is considered critical if:

•	the estimate requires us to make assumptions about matters that were uncertain at the time the estimate was made;

•	different estimates reasonably could have been used; or

•	changes in the estimate that would have a material impact on our financial condition or our results of operations are likely to occur from period to period.
We believe that the accounting estimates used are appropriate and the resulting balances are reasonable. However, actual results could differ from the original estimates, requiring adjustments to these balances in future periods.
Allowance for Doubtful Accounts
The majority of our retail revenues are received as cash at the point of sale. The majority of our franchise and wholesale revenues are billed with varying terms for payment. An allowance for doubtful accounts is established based on the financial condition of our franchisees and other third-party customers and historical write-off experience. Our allowance for doubtful accounts was $4.1 million and $6.2 million at December 31, 2015 and 2014, respectively.
Inventories
Inventory components consist of raw materials, work-in-process, finished product and packaging supplies. Inventories are stated at the lower of cost or market on a first in/first out basis ("FIFO"). Inventories include costs associated with distribution and transportation costs, as well as manufacturing overhead, which are capitalized and expensed as merchandise is sold. Inventories are recorded at net realizable value, net of shrinkage, obsolescence and vendor allowances. We regularly review our inventory levels in order to identify slow moving and short dated products, using factors such as amount of inventory on hand, the remaining shelf life, current and expected market conditions, historical trends and the likelihood of recovering the inventory costs based on anticipated demand. Our inventory reduction for obsolescence, shrink and lower of cost or market was approximately $12.0 million at December 31, 2015 and 2014, which represented approximately 2.0% of our inventory value.

Impairment of Long-Lived Assets
Long-lived assets, including fixed assets and definite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. If the sum of the undiscounted future cash flows is less than the carrying value, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. Estimates of cash flows require significant judgment and certain assumptions about future volume, revenue and expense growth rates and asset disposal values. While we make estimates based on historical experience, current expectations and assumptions that we believe are reasonable, actual results, including future cash flows, could differ from our estimates resulting in required impairment charges. We recorded a $5.0 million impairment charge related to Discount Supplements as explained below under "Goodwill and Indefinite-Lived Intangible Assets," in the third quarter of 2015. There were no impairment charges recorded in the years ended December 31, 2014 or 2013.
Goodwill and Indefinite-Lived Intangible Assets
During the third quarter of 2015, as a result of a triggering event, an interim impairment test was performed for the goodwill balance of the Discount Supplements reporting unit. As a result of the impairment review, we recorded a $23.3 million goodwill impairment in the third quarter of 2015 that together with the $5.0 million impairment related to definite-lived intangibles and other long-lived assets resulted in $28.3 million of long-lived asset impairments. On December 31, 2015, we completed an asset sale of Discount Supplement resulting in a $2.7 million loss on sale.
In the fourth quarter of 2015, we performed our annual goodwill impairment review and concluded all of our reporting units' fair values were substantially in excess of their respective carrying values, except for approximately $12 million of goodwill associated with the Lucky Vitamin reporting unit, which had an estimated fair value that exceeded its carrying value by less than 15%.
Due to the Lucky Vitamin reporting unit fair value exceeding carrying value by less than 15%, we performed a sensitivity analysis used under the discounted cash flow method to determine the impact of its fair value. We assumed a decrease of 100 and 300 basis points to projected annual revenue, including the terminal year. In addition, we reviewed the effect of lowering the discount rate by 100 basis points. The following was the impact to this analysis:

Assumption Change	% Fair Value Excess (Deficit) to Carrying Value
1% decrease in annual revenue	7.9%
3% decrease in annual revenue	(2.7)%
1% increase in discount rate	0.9%
Although we believe we have used reasonable estimates and assumptions to calculate the fair value of the Lucky Vitamin reporting unit, these estimates and assumptions could be materially different from actual results. If actual market conditions are less favorable than those projected, or if events occur or circumstances change that would reduce the fair value of this reporting unit below its carrying value, we may be required to conduct an interim test or possibly recognize impairment charges, which may be material, in future periods.
Indefinite-lived intangible assets, consisting of our brands, are also evaluated annually in the fourth quarter for impairment and on an interim basis if events or changes in circumstances between annual tests indicate that the assets might be impaired.  If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to the difference. In the fourth quarter of 2015, we performed the review for our indefinite-lived brand intangible assets using an income approach and concluded that the fair values were substantially in excess of their respective carrying values.
Leases
Many of our lease agreements contain escalation clauses under which, if fixed and determinable, rent expense is recognized on a straight-line basis over the lives of the leases, including renewal periods that are reasonably assured. Certain of our leases also contain clauses for rent to be paid as a percentage of sales, which are based on a percentage of retail sales or a percentage of retail sales in excess of stipulated amounts (contingent rent). Contingent rent is recorded as rent expense when attainment of the target is considered probable and is recognized in proportion to the retail sales contributing to the achievement of the target. We regularly review projected sales for applicable stores to determine if the target has been achieved and the extent that projected sales will exceed the target to determine the appropriate amount of contingent rent expense to record.

Self-Insurance
We are self-insured for certain losses related to health, workers' compensation and general liability insurance and we maintain stop-loss coverage with third-party insurers to limit our liability exposure. Liabilities associated with these losses are estimated by considering historical claims experience, estimated lag time to report and pay claims, average cost per claim and other actuarial factors.
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
We record valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. When assessing the need for valuation allowances, we consider future taxable income and ongoing prudent and feasible tax planning strategies. Should a change in circumstances lead to a change in judgment about the realizability of deferred tax assets in future years, we would adjust related valuation allowances in the period that the change in circumstances occurs. As of December 31, 2015 and 2014, we had a valuation allowance of $2.9 million and $1.1 million, respectively, principally related to certain foreign net operating loss carryforwards.
Recently Issued Accounting Pronouncements
Refer to Item 8, "Financial Statements and Supplementary Data," Note 2, "Basis of Presentation and Summary of Significant Accounting Policies."

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.
Market risk represents the risk of changes in the value of market risk sensitive instruments caused by fluctuations in interest rates, foreign exchange rates and commodity prices. Changes in these factors could cause fluctuations in the results of our operations and cash flows. In the ordinary course of business, we are primarily exposed to foreign currency, interest rate and fuel and certain other commodity risks. We have not entered into any significant derivative instruments during 2015 but we may in the future utilize derivative instruments to manage our exposure to fluctuations in fuel and certain other commodity prices, interest rates and foreign currency exchange rates.
Interest Rate Market Risk
The Senior Credit Facility is subject to changing interest rates. Although changes in interest rates do not impact our operating income, the changes could affect the fair value of such debt and related interest payments. An increase of 1% on our variable rate debt balance at December 31, 2015 would result in an increase to interest expense, net of $10.6 million for the year ended December 31, 2015, after giving effect to the 0.75% floor on the Term Loan Facility. Refer to Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity" for more information. A decrease in the current interest rates would have no impact on interest expense due to an interest rate floor that exists under the Senior Credit Facility.
Foreign Currency Exchange Rate Market Risk
We are subject to the risk of foreign currency exchange rate changes in the conversion from local currencies to the U.S. dollar of the reported financial position and operating results of our non-U.S. based subsidiaries. The primary currencies to which we are exposed to fluctuations are the Canadian Dollar, the Chinese Renminbi, the British Pound, and the Euro. The impact of foreign exchange rate changes primarily related to the Canadian dollar resulted in a decrease of approximately $21 million to Retail segment revenue in 2015 compared with 2014. In addition, since our international franchisees pay for product sales and royalties to us in the U.S. dollar, any strengthening of the U.S. dollar relative to our franchisees' local currency could adversely impact our revenue.
We have intercompany balances with foreign entities that are routinely settled primarily relating to product sales and management fees. Gains or losses resulting from these foreign currency transactions were not material for the fiscal years ended December 31, 2015, 2014 and 2013.

Fuel Price Market Risk
We rely on our ability to replenish depleted inventory through deliveries to our distribution centers and stores by various means of transportation, including shipments by sea and truck. We are exposed to fluctuations in fuel prices in these arrangements which may have a favorable or unfavorable impact to our consolidated financial statements.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of GNC Holdings, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of GNC Holdings, Inc. and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
February 11, 2016

GNC HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except per share amounts)

	December 31,
	2015	2014
Current assets:
Cash and cash equivalents	$56,462	$133,834
Receivables, net	142,486	136,361
Inventory (Note 3)	555,885	569,132
Deferred income taxes (Note 4)	10,916	7,622
Prepaids and other current assets	27,114	29,394
Total current assets	792,863	876,343
Long-term assets:
Goodwill (Note 5)	649,892	672,293
Brands (Note 5)	720,000	720,000
Other intangible assets, net (Note 5)	119,204	132,992
Property, plant and equipment, net (Note 6)	230,535	232,397
Deferred income taxes (Note 4)	3,358	3,079
Other long-term assets	36,167	40,696
Total long-term assets	1,759,156	1,801,457
Total assets	$2,552,019	$2,677,800

Current liabilities:
Accounts payable	$152,099	$129,064
Current portion of long-term debt (Note 7)	4,550	4,740
Deferred revenue and other current liabilities (Note 8)	121,062	106,539
Total current liabilities	277,711	240,343
Long-term liabilities:
Long-term debt (Note 7)	1,447,904	1,337,638
Deferred income taxes (Note 4)	304,491	282,842
Other long-term liabilities	53,352	60,934
Total long-term liabilities	1,805,747	1,681,414
Total liabilities	2,083,458	1,921,757
Commitments and contingencies (Note 11)
Stockholders' equity:
Common stock, $0.001 par value, 300,000 shares authorized:
Class A, 114,341 shares issued, 76,276 shares outstanding and 38,065 shares held in treasury at December 31, 2015 and 114,025 shares issued, 88,335 shares outstanding and 25,690 shares held in treasury at December 31, 2014	114	113
Additional paid-in capital	916,128	877,566
Retained earnings	1,058,148	898,574
Treasury stock, at cost (Note 12)	(1,496,180)	(1,016,381)
Accumulated other comprehensive loss	(9,649)	(3,829)
Total stockholders' equity	468,561	756,043
Total liabilities and stockholders' equity	$2,552,019	$2,677,800

The accompanying notes are an integral part of the consolidated financial statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(in thousands, except per share amounts)

	Year ended December 31,
	2015	2014	2013
Revenue	$2,639,212	$2,613,154	$2,626,761
Cost of sales, including warehousing, distribution and occupancy	1,654,569	1,632,914	1,636,298
Gross profit	984,643	980,240	990,463
Selling, general, and administrative	567,296	554,882	533,666
Long-lived asset impairments (Note 5)	28,333	—	—
Other income, net	(4,093)	(14,154)	(3,701)
Operating income	393,107	439,512	460,498
Interest expense, net (Note 7)	50,936	46,708	53,029
Income before income taxes	342,171	392,804	407,469
Income tax expense (Note 4)	122,872	136,932	142,448
Net income	$219,299	$255,872	$265,021
Earnings per share (Note 13):
Basic	$2.61	$2.83	$2.75
Diluted	$2.60	$2.81	$2.72
Weighted average common shares outstanding (Note 13):
Basic	83,927	90,493	96,481
Diluted	84,186	90,918	97,383
Dividends declared per share	$0.72	$0.64	$0.60

The accompanying notes are an integral part of the consolidated financial statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(in thousands)

	Year ended December 31,
	2015	2014	2013
Net income	$219,299	$255,872	$265,021
Other comprehensive loss:
Foreign currency translation loss	(7,439)	(5,784)	(1,092)
Release of cumulative translation loss to earnings related to substantial liquidation of Discount Supplements	1,619	—	—
Other comprehensive loss	(5,820)	(5,784)	(1,092)
Comprehensive income	$213,479	$250,088	$263,929

The accompanying notes are an integral part of the consolidated financial statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
(in thousands, except per share amounts)

	Common Stock
	Class A
	Shares		Dollars	Treasury Stock	Additional Paid-In Capital		Retained Earnings		Accumulated Other Comprehensive Income/(Loss)		Total Stockholders' Equity
Balance at December 31, 2012	99,336		$111	$(423,900)	$810,094		$492,687		$3,047		$882,039
Comprehensive income	—		—	—	—		265,021		(1,092)		263,929
Purchase of treasury stock	(6,547)		—	(309,255)	—		—		—		(309,255)
Dividends declared	—		—	—	—		(57,600)		—		(57,600)
Exercise of stock options	1,222		1	—	14,588		—		—		14,589
Restricted stock awards	83		—	—	—		—		—		—
Minimum tax withholding requirements	(22)		—	—	(1,327)		—		—		(1,327)
Excess tax benefit from stock-based compensation	—		—	—	15,369		—		—		15,369
Stock-based compensation	—		—	—	7,835		—		—		7,835
Balance at December 31, 2013	94,072		$112	$(733,155)	$846,559		$700,108		$1,955		$815,579
Comprehensive income	—		—	—	—		255,872		(5,784)		250,088
Purchase of treasury stock	(6,671)		—	(283,226)	—		—		—		(283,226)
Dividends declared	—		—	—	—		(57,406)		—		(57,406)
Exercise of stock options	970		1	—	22,170		—		—		22,171
Restricted stock awards	(18)		—	—	—		—		—		—
Minimum tax withholding requirements	(18)		—	—	(762)		—		—		(762)
Excess tax benefit from stock-based compensation	—		—	—	3,743		—		—		3,743
Stock-based compensation	—		—	—	5,856		—		—		5,856
Balance at December 31, 2014	88,335		$113	$(1,016,381)	$877,566		$898,574		$(3,829)		$756,043
Comprehensive income	—		—	—	—		219,299		(5,820)		213,479
Purchase of treasury stock	(12,414)		—	(479,799)	—		—		—		(479,799)
Dividends declared	—		—	—	—		(59,725)		—		(59,725)
Exercise of stock options	80		1	—	1,743		—		—		1,744
Restricted stock awards	290		—	—	—		—		—		—
Minimum tax withholding requirements	(15)		—	—	(574)		—		—		(574)
Excess tax benefit from stock-based compensation	—		—	—	604		—		—		604
Stock-based compensation	—		—	—	6,280		—		—		6,280
Issuance of convertible senior notes, net	—		—	—	30,509		—		—		30,509
Balance at December 31, 2015	76,276	—	$114	$(1,496,180)	$916,128	—	$1,058,148	—	$(9,649)	—	$468,561
The accompanying notes are an integral part of the consolidated financial statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$219,299	$255,872	$265,021
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	57,237	56,337	51,814
Amortization of debt costs	6,421	1,729	2,507
Stock-based compensation	6,280	5,857	7,835
Loss on debt refinancing	—	—	5,712
Long-lived asset impairments	28,333	—	—
Gain on sale of company-owned stores to franchisees	(7,580)	(9,940)	(2,677)
Deferred income tax expense	450	(6,418)	(1,778)
Reversal of contingent purchase price liability	—	(4,438)	(859)
Changes in assets and liabilities:
Decrease (increase) in receivables	422	9,766	(13,802)
Decrease (increase) in inventory	5,381	(24,089)	(54,435)
Decrease in prepaid and other current assets	776	2,260	2,548
Increase (decrease) in accounts payable	22,375	(8,978)	6,628
Increase (decrease) in deferred revenue and accrued liabilities	9,841	12,497	(27,907)
Other operating activities	5,298	13,330	(1,161)
Net cash provided by operating activities	354,533	303,785	239,446
Cash flows from investing activities:
Capital expenditures	(45,827)	(70,455)	(50,247)
Cash paid for acquisitions (net of cash acquired)	—	(6,402)	(27,562)
Other investing activities	178	1,370	(465)
Net cash used in investing activities	(45,649)	(75,487)	(78,274)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	—	249,552
Proceeds from issuance of convertible senior notes	287,500	—	—
Revolving credit facility borrowings	43,000	—	—
Payments on long-term debt	(169,060)	(5,443)	(3,379)
Debt issuance costs	(8,225)	—	(2,397)
Proceeds from exercise of stock options	1,744	22,170	14,588
Excess tax benefits from stock-based compensation	604	3,743	15,369
Minimum tax withholding requirements	(574)	(762)	(1,327)
Cash paid for treasury stock	(479,799)	(283,226)	(309,255)
Dividends paid to shareholders	(59,648)	(57,491)	(57,437)
Net cash used in financing activities	(384,458)	(321,009)	(94,286)
Effect of exchange rate changes on cash and cash equivalents	(1,798)	328	790
Net (decrease) increase in cash and cash equivalents	(77,372)	(92,383)	67,676
Beginning balance, cash and cash equivalents	133,834	226,217	158,541
Ending balance, cash and cash equivalents	$56,462	$133,834	$226,217
The accompanying notes are an integral part of the consolidated financial statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES
Supplemental Cash Flow Information
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash paid during the period for:
Income taxes	$121,006	$125,088	$143,573
Interest	42,911	48,940	40,696
	As of December 31,
Non-cash investing activities:	2015	2014	2013
Capital expenditures in current liabilities	$6,018	$4,182	$2,489
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
The Company is vertically integrated as its operations consist of purchasing raw materials, formulating and manufacturing products and selling the finished products through its three reportable segments, which include Retail, Franchising, and Manufacturing/Wholesale. Corporate retail store operations are located in the United States, Canada, Puerto Rico, and, beginning with the acquisition of THSD d/b/a The Health Store ("The Health Store") in 2014, Ireland. In addition, the Company offers products on the Internet through GNC.com, LuckyVitamin.com, and Drugstore.com. The Company also offered product on the Internet through its 2013 acquisition of A1 Sports Limited d/b/a Discount Supplements (“Discount Supplements”) up to and including December 31, 2015 when the assets of Discount Supplements were sold and operations were ceased. Franchise locations exist in the United States and approximately 50 other countries. The Company operates its primary manufacturing facilities in South Carolina and distribution centers in Arizona, Indiana, Pennsylvania and South Carolina. The Company manufactures the majority of its branded products, but also merchandises various third-party products. Additionally, the Company licenses the use of its trademarks and trade names.
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
NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements and footnotes have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America ("GAAP") and with the instructions to Form 10-K and Regulation S-X. The Company's annual reporting period is based on a calendar year.
Summary of Significant Accounting Policies
Principles of Consolidation.    The consolidated financial statements include the accounts of Holdings and all of its subsidiaries. All intercompany transactions have been eliminated in consolidation.
Use of Estimates.    The preparation of financial statements in conformity with GAAP requires management to make estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases these estimates on assumptions that it believes to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.
Cash and Cash Equivalents.    The Company considers cash and cash equivalents to include all cash and liquid deposits and investments with an original maturity of three months or less. The majority of payments due from banks for third-party credit and debit cards process within 24 to 72 hours, and are classified as cash equivalents.
Receivables, net.    The Company extends credit terms for sales of product to its franchisees and, to a lesser extent, various third-party customers. Receivables consist principally of unpaid invoices for product sales, franchisee royalties and sublease payments. The Company also has notes receivables with certain of its franchisees that were approximately $18 million at December 31, 2015 and 2014 and are primarily recorded within other long-term assets on the consolidated balance sheets.
The Company monitors the financial condition of the Company's franchisees and other third-party customers and establishes an allowance for doubtful accounts for balances estimated to be uncollectible. In addition to considering the aging of receivable balances and assessing the financial condition of the Company's franchisees, the Company considers collateral including inventory and fixed assets for domestic franchisees and letters of credit for international franchisees. The allowance for doubtful accounts was $4.1 million and $6.2 million at December 31, 2015 and 2014, respectively.

GNC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Inventories.    Inventory components consist of raw materials, work-in-process, finished product and packaging supplies. Inventories are stated at the lower of cost or market on a first in/first out basis ("FIFO"). Inventories include costs associated with distribution and transportation costs, as well as manufacturing overhead, which are capitalized and expensed as merchandise is sold. Inventories are recorded at net realizable value, net of shrinkage, obsolescence and vendor allowances. The Company regularly reviews its inventory levels in order to identify slow moving and short dated products, using factors such as amount of inventory on hand, remaining shelf life, current and expected market conditions, historical trends and the likelihood of recovering the inventory costs based on anticipated demand.
Property, Plant and Equipment.    Property, plant and equipment expenditures are recorded at cost. Depreciation and amortization are recognized using the straight-line method over the estimated useful life of the property. The estimated useful lives are as follows:

Building	30 yrs
Machinery and equipment	3-10 yrs
Building and leasehold improvements	3-15 yrs
Furniture and fixtures	5-8 yrs
Software	3-5 yrs
Building improvements are depreciated over their estimated useful life or the remaining useful life of the related building, whichever period is shorter. Improvements to retail leased premises are depreciated over the estimated useful life of the improvements or the related leases including renewals that are reasonably assured, whichever period is shorter. Expenditures that materially increase the value or clearly extend the useful life of property, plant and equipment are capitalized while repair and maintenance costs incurred in the normal operations of business are expensed as incurred.
Goodwill and Intangible Assets.    The Company was acquired by Ares Corporate Opportunities Fund II L.P. and Ontario Teachers’ Pension Plan Board in March 2007 and subsequently completed an initial public offering in 2011 of its common stock resulting in these entities owning an immaterial number of shares of the Company’s common stock. In connection with this acquisition, the Company recorded approximately $600 million of goodwill and $720 million of indefinite-lived intangible assets related to its brands.
The Company formally evaluates the carrying amount of goodwill for each of its reporting units in the fourth quarter. In addition, the Company performs an evaluation on an interim basis if it determines that recent events or prevailing conditions indicate a potential impairment of goodwill. A significant amount of judgment is involved in determining whether an indicator of impairment has occurred between annual impairment tests. These indicators include, but are not limited to, overall financial performance such as adverse changes in recent forecasts of operating results, industry and market considerations, a sustained decrease in the price of a share of the Company's common stock, updated business plans and regulatory and legal developments.
Goodwill is impaired when the carrying amount of a reporting unit’s goodwill exceeds its implied fair value based upon a two-step process. In step one of the analysis, the fair value of the reporting unit is compared with its carrying value. If the carrying value of the reporting unit exceeds its fair value, step two of the test must be performed, which requires the Company to determine the implied fair value of goodwill in the same manner as if it had acquired the reporting unit in an arm’s length transaction as of the testing date. This second step is performed by deducting the estimated fair value of all tangible and identifiable intangible net assets of the reporting unit from the estimated fair value of the reporting unit. If the recorded amount of goodwill exceeds this implied fair value, an impairment charge is recorded for the difference as an operating expense in the period incurred.
Indefinite-lived intangible assets, consisting of the Company's brands, are also evaluated annually in the fourth quarter for impairment and on an interim basis if events or changes in circumstances between annual tests indicate that the assets might be impaired. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to the difference. See Note 5, "Goodwill and Intangible Assets, Net" for more information.
Impairment of Long-lived Assets.    The Company evaluates whether the carrying values of property and equipment and definite-lived intangible assets have been impaired whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable based on estimated undiscounted future cash flows. Factors that may trigger an impairment review include significant changes in the intended use of assets, significant negative industry or economic trends, under-performing stores and store closings. If it is determined that the carrying value of the asset group is not recoverable, an impairment loss is recognized

GNC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

for the amount the carrying amount of the asset exceeds its estimated fair value as determined based on quoted market prices or through the use of other valuation techniques.
Revenue Recognition.  Within the Retail segment, retail sales are recognized at the point of sale, net of sales tax. Revenue related to e-commerce sales is recognized upon delivery to customers and includes shipping charges. A provision for anticipated returns is recorded through a reduction of sales and cost of sales (for product that can be resold or returned to vendors) in the period that the related sales are recorded. Revenue is deferred on sales of the Company's Gold Cards and subsequently recognized over the membership period, which is either a one- or two-year period.
Revenue from gift cards is recognized when the gift card is redeemed. These gift cards do not have expiration dates and are not required to be escheated to government authorities. Utilizing historical redemption rates, the Company recognizes revenue for amounts not expected to be redeemed proportionately as other gift card balances are redeemed. Revenue recognized related to breakage was not material in each of the fiscal years ended December 31, 2015, 2014 and 2013.
The Franchise segment generates revenues through product sales to franchisees, royalties and franchise fees. The Company's franchisees purchase a significant amount of the products they sell in their retail stores from the Company at wholesale prices. Revenue on product sales to franchisees is recognized when risk of loss, title and insurable risks have transferred to the franchisee, net of estimated returns and allowances. Franchise fees are paid in advance, deferred and recognized by the Company at the time of a franchise store opening. Franchise royalties are recognized as a percentage of the franchisees' retail sales in the period the franchisees' sales occur.
The Manufacturing/Wholesale segment sells product to the Company's other segments, which is eliminated in consolidation, and third-party customers. Revenue is recognized when risk of loss, title and insurable risks have transferred to the customer, net of estimated returns and allowances.
Cost of Sales.    The Company purchases products directly from third-party vendors and manufactures its own products. Cost of sales includes product costs, vendor allowances, inventory shrinkage and obsolescence, manufacturing overhead, freight, distribution, shipping and store occupancy costs. Store occupancy costs include rent, common area maintenance charges, real estate and other asset-based taxes, general maintenance, utilities, depreciation, fixture lease expenses and certain insurance expenses.
Vendor Allowances.    The Company receives allowances from various vendors based on either sales or purchase volumes as well as cooperative advertising. As the right of offset exists under these arrangements, credit earned under both arrangements are recorded as a reduction in the vendors' accounts payable balances on the balance sheet and represent the estimated amounts due to the Company under the rebate provisions of such contracts. Amounts expected to be received from vendors relating to the purchase of merchandise inventories are recognized as a reduction to cost of sales as the merchandise is sold. Amounts that represent a reimbursement of costs incurred, such as advertising, are recorded as a reduction to the related expense in the period that the related expense is incurred. The Company recorded a reduction to cost of sales of $98.7 million, $89.5 million and $92.6 million for the years ended December 31, 2015, 2014 and 2013, respectively, for vendor allowances associated with the purchase of merchandise.
Research and Development.    Research and development costs arising from internally generated projects are expensed as incurred. The Company recognized $0.7 million, $1.2 million and $1.4 million for the years ended December 31, 2015, 2014 and 2013, respectively. These costs are included in selling, general and administrative expense in the accompanying consolidated statements of income.
Advertising Expenditures.    The Company recognizes the costs to communicate the advertising, promotion and marketing programs the first time the communication takes place. The costs of advertising production are expensed as incurred. The Company administers national advertising funds on behalf of its franchisees. In accordance with the franchisee contracts, the Company collects advertising fees from the franchisees and utilizes the proceeds to coordinate various advertising and marketing campaigns. The Company recognized advertising expense of $64.3 million, $70.5 million and $67.2 million for the years ended December 31, 2015, 2014 and 2013, respectively, net of $16.0 million, $15.9 million and $15.4 million received from the national advertising fund derived from the Company's franchisees.
Leases.    The Company has various operating leases for company-owned and franchise store locations, distribution centers, and equipment generally with an initial term of between five and ten years, which may include renewal options for varying terms thereafter. Leases for franchise store locations are subleased to franchisees. The Company is the primary lessee for the majority of the franchise store locations and makes rental payments to the landlord directly, and then bills the franchisee for reimbursement.

GNC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

If a franchisee defaults on its sublease, the Company has in the past converted, and expects in the future to, convert any such franchise store into a company-owned store and fulfill the remaining lease obligation.
Leases generally include amounts relating to base rent, percent rent and other charges such as common area maintenance and real estate taxes. Periodically, the Company receives varying amounts of reimbursements from landlords to compensate the Company for costs incurred in the construction of stores. These reimbursements are recorded as deferred rent within other long-term liabilities on the consolidated balance sheet and are amortized as a reduction to rent expense over the life of the related lease. The expenditures made by the Company are recorded as an increase to leasehold improvements within property, plant and equipment, net. Many of the Company’s lease agreements contain escalation clauses under which, if fixed and determinable, rent expense is recognized on a straight-line basis over the lives of the leases, including renewal periods that are reasonably assured. Certain of the Company's leases also contain clauses for rent to be paid as a percentage of sales, which are based on a percentage of retail sales or a percentage of retail sales in excess of stipulated amounts (contingent rent). Contingent rent is recorded as rent expense when attainment of the target is considered probable and is recognized in proportion to the retail sales contributing to the achievement of the target.
Contingencies.    The Company accrues a loss contingency if it is probable and can be reasonably estimated. If both of the conditions above are not met, disclosure is made when there is at least a reasonable possibility that a loss contingency has been incurred. As facts concerning contingencies evolve and become known, management reassesses the likelihood of probable loss and makes appropriate adjustments to its financial statements.
Pre-Opening Expenditures.    The Company recognizes the cost associated with the opening of new stores, which consist primarily of rent, marketing, payroll and recruiting costs as incurred.
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
Refer to Note 4, "Income Taxes," for more information.
Self-Insurance.   The Company is self-insured for certain losses related to health, workers' compensation and general liability insurance and maintains stop-loss coverage with third-party insurers to limit its liability exposure. Liabilities associated with these losses are estimated by considering historical claims experience, estimated lag time to report and pay claims, average cost per claim and other actuarial factors.
Stock-based Compensation.    The Company utilizes the Black-Scholes model to calculate the fair value of time-based stock option awards. The grant-date fair value of the Company's time-based restricted stock, performance-based restricted stock, time-based restricted stock units, and performance-based restricted stock units (collectively herein referred to as "restricted stock awards") are based on the closing price for a share of the Company's common stock on the New York Stock Exchange (the "NYSE") on the grant date. Compensation expense for time-based awards is recognized over the applicable vesting period, net of expected forfeitures. Performance-based awards also include a service condition and compensation expense is recognized over the applicable vesting period if the performance condition is probable of being achieved, net of expected forfeitures. The Company regularly reviews the probability of achieving the performance condition on these awards.
Earnings Per Share.    Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. The Company uses the treasury stock method to compute diluted EPS, which assumes that outstanding stock awards were converted into common stock and that outstanding stock options that are in-the-money were exercised, and the resulting proceeds (which includes unrecognized compensation expense and excess tax benefits) were used to acquire shares of common stock at its average market price during the reporting period.

GNC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Foreign Currency.    For all foreign operations, the functional currency is the local currency. Assets and liabilities of foreign operations are translated into the Company's reporting currency, the U.S. dollar, using period-end exchange rates, while income and expenses are translated using the average exchange rates for the reporting period. Translation gains and losses are recorded as part of other comprehensive income on the consolidated balance sheet. The Company has intercompany balances with foreign entities that are routinely settled primarily relating to product sales and management fees. Gains or losses resulting from these foreign currency transactions are included in the consolidated statements of income and were not material for the fiscal years ended December 31, 2015, 2014 and 2013.
Correction of Immaterial Error
During the quarter ended March 31, 2015, the Company identified a $2.8 million error relating to prior periods in the calculation of the portion of the accrued payroll liability relating to certain amounts paid to store employees. The impact of this error was not material to any prior period. In addition, the cumulative impact of the correction was not material to the Company's consolidated financial statements for the quarter ended March 31, 2015 or the year ended December 31, 2015. Consequently, the Company corrected the error in the first quarter of 2015 by increasing selling, general and administrative expense on the consolidated statement of income and deferred revenue and other current liabilities on the consolidated balance sheet by $2.8 million. The impact to net income was a decrease of $1.8 million for the year ended December 31, 2015. This correction had no impact on cash flows from operations in the current year.
Revision
Certain amounts in the consolidated financial statements for prior year periods have been revised to conform to the current year’s presentation with no impact on previously reported operating income, net income or stockholders' equity. None of these revisions are material to prior periods.
Other Income, Net
Other income, net typically includes gains on the sale of company-owned stores to franchisees and foreign currency gains and losses. The year ended December 31, 2015 includes a loss of $2.7 million attributable to the closure and related asset sale of Discount Supplements as further described in Note 5 "Goodwill and Intangible Assets." The years ended December 31, 2014 and 2013 include the reversal of $4.4 million and $0.9 million in contingent purchase price liabilities, respectively, associated with the Discount Supplements and Lucky Vitamin acquisitions.
Recently Issued Accounting Pronouncements
In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-17, which requires an entity to classify deferred tax liabilities and assets as noncurrent within a classified statement of financial position. This standard is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2016. The Company does not believe the adoption of this guidance will have a material effect on the Company’s consolidated financial statements.
In July 2015, the FASB issued ASU 2015-11, which requires an entity that determines the cost of inventory by methods other than last-in, first-out (LIFO) and the retail inventory method (RIM) to measure inventory at the lower of cost and net realizable value. This standard is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2016. The Company does not believe the adoption of this guidance will have a material effect on the Company’s consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, which requires an entity to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability, consistent with the treatment of debt discounts. This standard does not affect the recognition and measurement guidance for debt issuance costs. This standard is effective for fiscal years beginning after December 15, 2015. The Company does not believe the adoption of this guidance will have a material effect on the Company’s consolidated financial statements.
In June 2014, the FASB issued ASU 2014-12, which updates guidance on performance stock awards. The update states that for any award that has a performance target that affects vesting and that could be achieved after the requisite period, that performance target should still be treated as a performance condition. The Company does not believe the adoption of this guidance will have a material effect on the Company’s consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, which updates revenue recognition guidance relating to contracts with customers. This standard states that an entity should recognize revenue to depict the transfer of promised goods or services to

GNC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB subsequently issued ASU 2015-14, which approved a one year deferral of ASU 2014-09 for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company is currently evaluating the impact this guidance will have on the consolidated financial statements.
NOTE 3. INVENTORY
The net realizable value of inventory consisted of the following:

	December 31,
	2015	2014
	(in thousands)
Finished product ready for sale	$487,075	$501,027
Work-in-process, bulk product and raw materials	62,242	60,911
Packaging supplies	6,568	7,194
Total inventories, net	$555,885	$569,132
NOTE 4. INCOME TAXES
Income before income taxes consisted of the following components:

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Domestic	$365,362	$373,122	$389,459
Foreign	(23,191)	19,682	18,010
Total income before income taxes	$342,171	$392,804	$407,469
Income tax expense consisted of the following components:

	Year ended December 31
	2015	2014	2013
	(in thousands)
Current:
Federal	$104,711	$120,086	$120,137
State	13,414	16,968	15,433
Foreign	4,297	6,296	8,656
Total current income tax expense	122,422	143,350	144,226
Deferred:
Federal	3,193	(3,785)	(363)
State	(1,412)	1,042	(955)
Foreign	(1,331)	(3,675)	(460)
Total deferred income tax expense (benefit)	450	(6,418)	(1,778)
Total income tax expense	$122,872	$136,932	$142,448

GNC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the differences between the Company's effective tax rate for financial reporting purposes and the federal statutory tax rate:

	Year ended December 31,
	2015	2014	2013
Percent of pretax earnings:
Statutory federal tax rate	35.0%	35.0%	35.0%
Increase (reduction) resulting from:
State income tax, net of federal tax benefit	3.5%	3.2%	3.1%
Other permanent differences	0.4%	0.1%	0.1%
International operations, net of foreign tax credits	3.8%	(0.5)%	—%
Worthless stock tax benefit	(3.4)%	—%	—%
Federal tax credits and income deductions	(2.5)%	(2.3)%	(2.1)%
Tax impact of uncertain tax positions and other	(0.9)%	(0.6)%	(1.1)%
Effective income tax rate	35.9%	34.9%	35.0%
As described in Note 5, "Goodwill and Intangible Assets, Net," the Company recorded a $28.3 million long-lived asset impairment in the third quarter of 2015 related to the Discount Supplements business. The Company fully reduced the deferred income tax assets relating to net operating loss carryforwards of Discount Supplements by a valuation allowance in the third quarter of 2015 and recorded a discrete tax benefit of $11.8 million due to the effect of an anticipated worthless stock deduction resulting from excess tax basis in the common shares of Discount Supplements.
Significant components of the Company's deferred tax assets and liabilities consisted of the following at December 31:

	2015			2014
	Assets	Liabilities	Net	Assets	Liabilities	Net
	(in thousands)
Current assets (liabilities):
Operating reserves	$7,159	$—	$7,159	$5,971	$—	$5,971
Deferred revenue	2,976	—	2,976	2,697	—	2,697
Prepaid expenses	—	(3,936)	(3,936)	—	(5,282)	(5,282)
Accrued workers' compensation	2,891	—	2,891	2,811	—	2,811
Other	1,826	—	1,826	1,425	—	1,425
Total current	$14,852	$(3,936)	$10,916	$12,904	$(5,282)	$7,622
Non-current assets (liabilities):
Intangibles	$—	$(331,157)	$(331,157)	$—	$(327,675)	$(327,675)
Fixed assets	16,900	—	16,900	17,631	—	17,631
Stock compensation	3,344	—	3,344	1,977	—	1,977
Net operating loss and credit carryforwards	11,825	—	11,825	9,421	—	9,421
Long-term rent liabilities	8,438	—	8,438	7,836	—	7,836
Deferred Revenue	3,775	—	3,775	5,070	—	5,070
Convertible senior notes	—	(16,599)	(16,599)	—	—	—
Other	5,256	—	5,256	7,121	—	7,121
Valuation allowance	(2,915)	—	(2,915)	(1,144)	—	(1,144)
Total non-current	$46,623	$(347,756)	$(301,133)	$47,912	$(327,675)	$(279,763)
Total net deferred taxes	$61,475	$(351,692)	$(290,217)	$60,816	$(332,957)	$(272,141)

GNC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In connection with the convertible debt issuance in August 2015 as explained in Note 7, "Long-Term Debt / Interest Expense," the Company recorded a deferred tax liability, which represents the difference between the carrying value of the debt for book purposes and tax purposes, the latter of which excludes the conversion feature bifurcation. The recognition of this deferred tax liability was recorded as a reduction to additional paid-in capital on the accompanying consolidated balance sheet and will be amortized as a reduction to income tax expense over the life of the convertible debt.
At December 31, 2015 and 2014, the Company had deferred tax assets relating to foreign and state NOLs with lives ranging from 5 to 20 years. As of December 31, 2015 and 2014, a valuation allowance was provided for certain NOLs, as the Company currently believes that these NOLs may not be realizable prior to their expiration. During 2015, the Company increased its valuation allowance by $1.8 million. During 2014 and 2013, the Company reduced its valuation allowance by $1.6 million and $1.4 million, respectively. The valuation allowance was adjusted based on a change in circumstances, including anticipated future earnings and a tax law change, which caused a change in judgment about the realizability of certain deferred tax assets related to NOLs.
The Company does not have any material undistributed earnings of international subsidiaries at December 31, 2015 and 2014 as these subsidiaries are either considered to be branches for United States tax purposes, to have incurred cumulative NOLs, or to have only minimal undistributed earnings.
Holdings files a consolidated federal tax return and various consolidated and separate tax returns as prescribed by the tax laws of the state, local and international jurisdictions in which it and its subsidiaries operate. The statutes of limitation for the Company’s U.S. federal income tax returns are closed for years through 2011. The Company's 2010 and 2011 federal income tax returns have been examined by the Internal Revenue Service. The Internal Revenue Service closed the examination without making any material adjustments to the returns. The Company has various state and local jurisdiction tax years open to possible examination (the earliest open period is generally 2011), and the Company also has certain state and local tax filings currently under audit. As of December 31, 2015, the Company believes that it is appropriately reserved for any potential federal and state income tax exposures.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2015	2014	2013
	(in thousands)
Balance of unrecognized tax benefits at beginning of period	$11,652	$10,848	$12,882
Additions for tax positions taken during current period	1,345	1,524	873
Additions for tax positions taken during prior periods	543	116	1,965
Reductions for tax positions taken during prior periods	(6,258)	(527)	(4,068)
Settlements	—	(309)	(804)
Balance of unrecognized tax benefits at end of period	$7,282	$11,652	$10,848
The Company's liability for uncertain tax positions decreased by $3.3 million during the current year due in part to the expiration of certain statutes of limitation with respect to the 2011 fiscal year, which was recorded as a reduction to income tax expense. The Company’s liability for uncertain tax positions also decreased by $3.0 million with a corresponding reduction to receivables.
As of December 31, 2015, the Company is not aware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next 12 months. Accrued interest and penalties were $1.8 million and $4.2 million at December 31, 2015 and 2014, respectively. At December 31, 2015, the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $9.1 million, including the impact of accrued interest and penalties. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, the Company believes that its unrecognized tax benefits reflect the most likely outcome. The Company adjusts these unrecognized tax benefits, as well as the related interest, in light of changing facts and circumstances. Settlement of any particular position could require the use of cash. Favorable resolution would be recognized as a reduction to the effective income tax rate in the period of resolution.

GNC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5. GOODWILL AND INTANGIBLE ASSETS, NET
Annual Impairment Test
For the 2015 annual goodwill impairment assessment, management concluded that the Company's reporting units had fair values estimated using a discounted cash flow method (income approach) substantially in excess of their respective carrying values, except for approximately $12 million of goodwill associated with the Lucky Vitamin reporting unit, which had an estimated fair value that exceeded its carrying value by less than 15%. If actual market conditions are less favorable than those projected, or if events occur or circumstances change that would reduce the fair value of the Lucky Vitamin reporting unit below its carrying value, management may be required to conduct an interim test or possibly recognize impairment charges in future periods. With the exception of the Discount Supplements reporting unit, no other goodwill impairments have been recorded to date. Management also performed a quantitative impairment test for its indefinite-lived brand intangible assets and concluded that the fair values under the income approach were substantially in excess of their respective carrying values.
Discount Supplements

Acquisition
On October 2, 2013, the Company acquired the assets and assumed the liabilities of Discount Supplements, which was accounted for as a business combination. The total purchase price for this acquisition was approximately $33.3 million, of which $24.6 million, $9.6 million, $0.9 million was allocated to goodwill, definite-lived intangible assets and other net liabilities, respectively.
Impairment Charge
During the third quarter of 2015, the Company evaluated the financial results of key strategic initiatives, which were undertaken as a result of declining results in the first half of 2015 and continued deterioration of market share. Based on the financial results for the quarter ended September 30, 2015, the Company concluded that these strategic measures were unsuccessful. As a result, the Company determined the Discount Supplements business did not fit into its strategic plan for maximizing long-term shareholder returns based on the Company’s expectations of the required investments necessary to improve the financial performance of the business, both in the short and long-term. The current and anticipated financial performance of the business, coupled with the Company’s consideration of future strategic options was considered a triggering event requiring an interim goodwill impairment review of the Discount Supplements reporting unit as of September 30, 2015.
The Company determined the fair value of the Discount Supplements reporting unit at September 30, 2015 using a discounted cash flow method (income approach). The key assumptions used were as follows:

•
Future cash flow assumptions - The Company's projections for Discount Supplements were based on organic growth and were derived from historical experience and assumptions regarding future growth and profitability trends. These projections also took into account the current economic climate in the United Kingdom where Discount Supplements operated, and the extent to which the regulatory environment was expected to impact future growth opportunities. The Company's analysis incorporated an assumed period of cash flows of five years with a terminal value.

•
Discount rate - The discount rate was based on Discount Supplements' estimated weighted average cost of capital ("WACC"). The components of WACC are the cost of equity and the cost of debt, each of which requires judgment by management to estimate. The Company developed its cost of equity estimate based on perceived risks and predictability of future cash flows. At September 30, 2015, the WACC used to estimate the fair value of the Discount Supplements reporting unit was 16.5%.

As a result of the review, the Company concluded that the carrying value of the Discount Supplements reporting unit exceeded its fair value and proceeded to step two of the impairment analysis. Based on the results of step two, the Company concluded that this reporting unit was fully impaired; as a result, a goodwill impairment charge of $23.3 million was recorded in the third quarter of 2015.
As a result of the impairment indicators, the Company also performed an impairment analysis with respect to the definite-long-lived assets of Discount Supplements, consisting of trade name and website intangibles and property and equipment. The fair value of these assets were determined using various income approaches. Based on the results of the analyses, the Company recorded impairment charges of $4.4 million on the trade name and website intangible assets and $0.6 million on property and

GNC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

equipment. All of the aforementioned charges totaling $28.3 million are recorded in long-lived asset impairments in the consolidated statement of operations for the year ended December 31, 2015.
Asset Sale
The Company completed an asset sale of Discount Supplements on December 31, 2015, resulting in a loss of $2.7 million recorded within other income, net on the consolidated statement of income primarily consisting of the release of cumulative translation losses to earnings, lease-related exit costs and inventory losses primarily related to packaging materials. The Company considers the Discount Supplements legal entity to be substantially liquidated as there are no future ongoing operations. The proceeds from the sale of $1.3 million were received in the first quarter of 2016.
Current and Prior Years Activity

The following table summarizes the Company's goodwill activity by reportable segment:

	Retail	Franchising	Manufacturing/Wholesale	Total
	(in thousands)
Balance at December 31, 2013	$346,202	$117,303	$202,841	$666,346
Acquired franchise stores	1,372	—	—	1,372
Acquisition of The Health Store	6,853	—	—	6,853
Translation effect of exchange rates	(2,278)	—	—	(2,278)
Balance at December 31, 2014	$352,149	$117,303	$202,841	$672,293
Acquired franchise stores	1,935	—	—	1,935
Translation effect of exchange rates	(1,077)	—	—	(1,077)
Goodwill impairment - Discount Supplements	(23,259)	—	—	(23,259)
Balance at December 31, 2015	$329,748	$117,303	$202,841	$649,892
Intangible assets, net consisted of the following:

	Retail Brand	Franchise Brand	Operating Agreements	Other Intangibles	Total
	(in thousands)
Balance at December 31, 2013	$500,000	$220,000	$125,665	$17,109	$862,774
Acquired franchise stores	—	—	—	781	781
Acquisition of The Health Store	—	—	—	788	788
Amortization expense	—	—	(6,653)	(4,222)	(10,875)
Translation effect of exchange rates	—	—	—	(476)	(476)
Balance at December 31, 2014	$500,000	$220,000	$119,012	$13,980	$852,992
Acquired franchise stores	—	—	—	963	963
Amortization expense	—	—	(6,653)	(3,599)	(10,252)
Translation effect of exchange rates	—	—	—	(138)	(138)
Impairment charge - Discount Supplements	—	—	—	(4,361)	(4,361)
Balance at December 31, 2015	$500,000	$220,000	$112,359	$6,845	$839,204

GNC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table reflects the gross carrying amount and accumulated amortization/impairment for each major intangible asset:

		December 31, 2015			December 31, 2014
	Weighted- Average Life	Gross	Accumulated Amortization/Impairment	Carrying Amount	Gross	Accumulated Amortization	Carrying Amount
		(in thousands)
Goodwill	Indefinite	$673,151	$(23,259)	$649,892	$672,293	$—	$672,293
Brands—retail	Indefinite	500,000	—	500,000	500,000	—	500,000
Brands—franchise	Indefinite	220,000	—	220,000	220,000	—	220,000
Retail agreements	30.3	31,000	(9,407)	21,593	31,000	(8,354)	22,646
Franchise agreements	25.0	70,000	(24,617)	45,383	70,000	(21,817)	48,183
Manufacturing agreements	25.0	70,000	(24,617)	45,383	70,000	(21,817)	48,183
Other intangibles	11.8	10,222	(4,560)	5,662	20,457	(7,427)	13,030
Franchise rights	3.0	7,206	(6,023)	1,183	6,243	(5,293)	950
Total		$1,581,579	$(92,483)	$1,489,096	$1,589,993	$(64,708)	$1,525,285
The following table represents future amortization expense of definite-lived intangible assets at December 31, 2015:

Years ending December 31,	Amortization expense
(in thousands)
2016	$8,108
2017	7,544
2018	7,369
2019	7,257
2020	7,204
Thereafter	81,722
Total future amortization expense	$119,204
For the years ended December 31, 2015, 2014 and 2013, the Company acquired 44, 25 and 16 franchise stores, respectively. These acquisitions are accounted for utilizing the acquisition method of accounting, and the Company allocated the purchase price by recognizing acquired inventory, fixed assets, franchise rights and other net assets at fair value with any excess being recognized as goodwill. For the years ended December 31, 2015, 2014 and 2013, the total purchase prices associated with these acquisitions was $6.2 million, $3.7 million and $2.9 million, respectively.
On April 17, 2014, the Company acquired the assets and assumed the liabilities of The Health Store, which was accounted for as a business combination. The total purchase price for this acquisition was approximately $8.9 million, of which $6.9 million, $0.8 million, and $1.2 million was allocated to goodwill, definite-lived intangible assets and other net assets, respectively.

GNC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment consisted of the following:

	December 31,
	2015	2014
	(in thousands)
Land, buildings and improvements	$70,487	$69,165
Machinery and equipment	150,809	140,939
Leasehold improvements	139,448	132,378
Furniture and fixtures	106,722	101,823
Software	54,506	42,909
Construction in progress	6,340	4,628
Total property, plant and equipment	528,312	491,842
Less: accumulated depreciation	(297,777)	(259,445)
Net property, plant and equipment	$230,535	$232,397
The Company recognized depreciation expense on property, plant and equipment of $47.0 million, $45.5 million and $42.8 million for the years ended December 31, 2015, 2014 and 2013, respectively, which is included in occupancy expense as part of cost of sales and selling, general and administrative expense on the consolidated statements of income.
NOTE 7. LONG-TERM DEBT / INTEREST EXPENSE
Long-term debt consisted of the following:

	December 31,
	2015	2014
	(in thousands)
Term Loan Facility (net of $2.2 million and $3.3 million discount)	$1,174,369	$1,342,165
Revolving Credit Facility	43,000	—
Convertible senior notes	235,085	—
Other	—	213
Total debt	$1,452,454	$1,342,378
Less: current maturities	(4,550)	(4,740)
Total long-term debt	$1,447,904	$1,337,638
At December 31, 2015, the Company's future annual contractual principal payments on long-term debt were as follows:

Years Ending December 31,	Term Loan Facility (1)	Revolving Credit Facility	Convertible Notes (2)	Total
	(in thousands)
2016	$4,550	$—	$—	$4,550
2017	4,550	43,000	—	47,550
2018	4,550	—	—	4,550
2019	1,162,958	—	—	1,162,958
2020	—	—	287,500	287,500
Total future principal payments	$1,176,608	$43,000	$287,500	$1,507,108
(1) Includes the unamortized original issuance discount of $2.2 million.
(2) Includes unamortized conversion feature of $46.3 million and original issuance discount of $6.1 million.

GNC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Senior Credit Facility
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
During the fourth quarter of 2013, Centers amended and restated the Senior Credit Facility to, among other amendments, increase the size of the Term Loan Facility by $252.5 million, increase the amount available for borrowings under the Revolving Credit Facility from $80 million to $130 million, extend the Revolving Credit Facility maturity date to March 2017, and extend the maturity of the Term Loan Facility to March 2019. This amendment resulted in a $5.7 million loss on debt refinancing recorded within interest expense, net on the accompanying consolidated statement of income consisting of the write-off of deferred financing fees and an original issuance discount. The amendment also included changes to ABR, LIBOR, and Applicable Margin rates.
As of December 31, 2015 and 2014, the Company's interest rate on its Term Loan Facility was 3.25%. As of December 31, 2015, the Company had $43.0 million outstanding on its Revolving Credit Facility with a weighted average interest rate of 2.6%. The Company is also required to pay an annual fee of 2.50% on outstanding letters of credit and an annual commitment fee of 0.5% on the undrawn portion of the Revolving Credit Facility. The Company had $85.9 million available under its revolving credit facility at December 31, 2015 after taking into effect amounts drawn, including $1.1 million of letters of credit.
The Senior Credit Facility contains customary covenants, including incurrence covenants and certain other limitations on the ability of GNC Corporation, Centers, and Centers' subsidiaries to, among other things, make optional payments in respect of other debt instruments, pay dividends or other payments on capital stock, and enter into arrangements that restrict their ability to pay dividends or grant liens. As of December 31, 2015, the Company believes that it is in compliance with all covenants under the Senior Credit Facility.
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
Prior to May 15, 2020, the Notes will be convertible only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2015, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding calendar quarter, the last reported sale price of the Company’s common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the 5 consecutive business day period after any 10 consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of Notes for such trading day was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on such trading day; or (3) upon the

GNC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

occurrence of specified corporate transactions. On and after May 15, 2020, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their Notes at any time, regardless of the foregoing circumstances. Upon conversion, the Notes will be settled, at the Company’s election, in cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. If the Company has not delivered a notice of its election of settlement method prior to the final conversion period it will be deemed to have elected combination settlement with a dollar amount per note to be received upon conversion of $1,000.
Accounting Treatment. Under GAAP, certain convertible debt instruments that may be settled in cash on conversion are required to be separately accounted for as liability and equity components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. Accordingly, in accounting for the issuance of the Notes, the Company separated the Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component, which is recognized as a debt discount recorded as additional paid-in capital on the consolidated balance sheet represents the difference between the proceeds from the issuance of the Notes and the fair value of the liability component of the Notes and will be amortized to interest expense together with debt issuance costs described below using an effective interest rate of 6.1% over the term of the Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. The Company recorded a deferred tax liability in connection with the convertible debt instrument, which represents the difference between the carrying value of the debt for book purposes and tax purposes, the latter of which excludes the conversion feature bifurcation. The recognition of this deferred tax liability was recorded as a reduction to additional paid-in capital on the accompanying consolidated balance sheet. Refer to Note 4, "Income Taxes" for more information.
In accounting for the debt issuance costs related to the issuance of the Notes, the Company allocated the total amount incurred to the liability and equity components based on their relative values. Debt issuance costs attributable to the liability component are amortized to interest expense using the effective interest method over the term of the Notes, and debt issuance costs attributable to the equity component are netted with the equity component in stockholders’ equity. Debt issuance costs related to the Notes were comprised of discounts and commissions payable to the initial purchasers of $7.9 million and third party offering costs of $0.3 million. Discounts and commissions payable to the initial purchasers attributable to the liability component were recorded as a contra-liability and are presented net against the convertible senior notes balance on the consolidated balance sheet. Third party offering costs attributable to the liability component were recorded as an asset and are presented in other long-term assets on the consolidated balance sheet. The Notes consist of the following components as of December 31, 2015 (in thousands):

Liability component
Principal	$287,500
Conversion feature	(46,271)
Discount related to debt issuance costs	(6,144)
Net carrying amount	$235,085

Equity component
Conversion feature	$49,680
Discount related to debt issuance costs	(1,421)
Deferred taxes	(17,750)
Net amount recorded in additional paid-in capital	$30,509

GNC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Interest Expense
The Company's net interest expense was as follows:

	For the year ended December 31,
	2015	2014	2013
	(in thousands)
Senior Credit Facility:
Term Loan coupon	$42,147	$44,427	$42,020
Revolver	805	682	680
Loss on debt refinancing	—	—	5,712
Amortization of discount and deferred financing fees (*)	2,583	1,729	4,712
Subtotal: Senior Credit Facility	45,535	46,838	53,124
Convertible Senior Notes:
Coupon	1,702	—	—
Amortization of conversion feature	3,410	—	—
Amortization of discount and deferred financing fees	412	—	—
Subtotal: Convertible Senior Notes	5,524	—	—
Mortgage and other interest expense	81	123	159
Interest income	(204)	(253)	(254)
Interest expense, net	$50,936	$46,708	$53,029
(*) In connection with the partial pay-down of $164.3 million of the Term Loan Facility, the Company recorded $0.8 million in accelerated amortization, which represents the pro-rata portion of the original issuance discount and deferred financing fees associated with the paid-down balance.
NOTE 8. DEFERRED REVENUE AND OTHER CURRENT LIABILITIES
Deferred revenue and other current liabilities consisted of the following:

	December 31,
	2015	2014
	(in thousands)
Deferred revenue	$45,018	$47,823
Accrued compensation and related benefits	31,091	24,958
Accrued real estate taxes, utilities and other occupancy	3,352	3,028
Accrued sales tax	3,659	4,628
Accrued interest	2,210	374
Accrued income taxes	1,181	564
Dividends payable	222	152
Other current liabilities	34,329	25,012
Total deferred revenue and other current liabilities	$121,062	$106,539
Deferred revenue consists primarily of Gold Card membership fees and gift card sales. During 2014, the Company incurred $7.8 million of expenses associated with changes among the executive leadership team. These expenses relating to management realignment consisted principally of executive severance. In October 2013, the Company transitioned to a third-party product transportation network and moved away from the Company's existing private fleet. The cost related to this transition was $12.2 million, consisting of early lease termination on transportation equipment of $9.8 million and employee severance and other costs of $2.4 million. At December 31, 2015, the Company had no liability relating to the above restructuring costs.

GNC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9. FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS
Accounting Standards Codification 820, Fair Value Measurements and Disclosures defines fair value as a market-based measurement that should be determined based on the assumptions that marketplace participants would use in pricing an asset or liability. As a basis for considering such assumptions, the standard establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

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
The carrying amounts of cash and cash equivalents, receivables, accounts payable, accrued liabilities and the revolving credit facility approximate their respective fair values. Based on the interest rates currently available and their underlying risk, the carrying value of franchise notes receivable approximates its fair value.
The carrying value and estimated fair value of the Notes (excluding the equity component classified in stockholders' equity) and Term Loan Facility were as follows:

	December 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Term Loan Facility	$1,174,369	$1,145,010	$1,342,378	$1,288,683
Convertible senior notes	235,085	188,940	—	—
The fair value of the Term Loan Facility was determined using the instrument’s trading value in markets that are not active, which are considered Level 2 inputs. The fair value of the Notes was determined based on quoted market prices and bond terms and conditions, which are considered Level 2 inputs.

As described in Note 5, "Goodwill and Intangible Assets, Net," the Company recorded asset impairments during the third quarter of 2015 which resulted in goodwill and definite-long-lived assets for Discount Supplements being measured at fair value on a non-recurring basis using Level 3 inputs at September 30, 2015.
NOTE 10. LONG-TERM LEASE OBLIGATIONS

GNC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company's rent expense, which is recorded within cost of sales on the consolidated statements of income, was as follows:

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Company-owned and franchised retail stores:
Rent on operating leases	$197,114	$189,369	$174,756
Sublease income	(43,569)	(41,696)	(37,680)
Landlord related taxes	21,854	21,247	19,552
Common operating expenses	38,663	37,284	34,978
Percent rent	20,775	22,185	23,943
Total company-owned and franchised retail stores	234,837	228,389	215,549
Truck fleet	—	—	4,491
Other	16,495	15,606	13,484
Total rent expense	$251,332	$243,995	$233,524
Minimum future obligations for non-cancelable operating leases, excluding optional renewal periods, with initial or remaining terms of at least one year in effect at December 31, 2015 were as follows for the years ending December 31.

	Company-Owned Retail Stores	Franchise Retail Stores	Sublease Income	Other	Total
	(in thousands)
2016	$143,706	$31,209	$(31,209)	$5,226	$148,932
2017	118,617	25,608	(25,608)	4,480	123,097
2018	89,722	18,689	(18,689)	2,431	92,153
2019	63,664	12,325	(12,325)	1,853	65,517
2020	43,968	7,019	(7,019)	1,669	45,637
Thereafter	96,341	8,876	(8,876)	10,647	106,988
Total future obligations	$556,018	$103,726	$(103,726)	$26,306	$582,324
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

GNC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
DMAA/Aegeline Claims.    Prior to December 2013, the Company sold products manufactured by third parties that contained derivatives from geranium known as 1.3-dimethylpentylamine/ dimethylamylamine/13-dimethylamylamine, or "DMAA," which were recalled from the Company's stores in November 2013, and/or Aegeline, a compound extracted from bael trees. As of December 31, 2014, the Company was named in 28 personal injury lawsuits involving products containing DMAA and/or Aegeline.
As a general matter, the proceedings associated with these personal injury cases, which generally seek indeterminate money damages, are in the early stages, and any losses that may arise from these matters are not probable or reasonably estimable at this time. The case captioned Leanne Sparling and Michael Sparling on behalf of Michael Sparling, deceased v. USPLabs, GNC Corporation et al., which previously was scheduled for trial in February 2016, was dismissed with prejudice.
The Company is contractually entitled to indemnification by its third-party vendors with regard to these matters, although the Company’s ability to obtain full recovery in respect of any such claims against it is dependent upon the creditworthiness of the vendors and/or their insurance coverage and the absence of any significant defenses available to its insurer.
California Wage and Break Claim.    In July 2011, Charles Brewer, on behalf of himself and all others similarly situated, sued General Nutrition Corporation in federal court, alleging state and federal wage and hour claims. In October 2011, plaintiff filed an eight-count amended complaint alleging, among other matters, meal, rest break and overtime violations on behalf of sales associates and store managers. In January 2013, the Court conditionally certified a Fair Labor Standards Act ("FLSA") class with respect to one of Plaintiff's claims, and in November 2014, the Court granted in part and denied in part the plaintiff's motion to certify a California class and granted the Company's motion for decertification of the FLSA class. In May 2015, plaintiffs filed a motion for partial summary judgment as to the Company' alleged liability for non-compliant wage statements, which was granted in part and denied in part in September 2015. On February 5, 2016, the Company and attorneys representing the putative class agreed to class-wide settlements of the Brewer case and an additional, immaterial case raising similar claims, pursuant to which the Company agreed to pay up to $9.5 million in the aggregate, including attorneys’ fees and costs. The settlement agreement remains subject to Court approval, and the Court has scheduled a preliminary hearing in April 2016. As a result of this settlement, the Company recorded a charge of $6.3 million in the fourth quarter of 2015, in addition to $3.2 million previously accrued in the first quarter of 2015.
On February 29, 2012, former Senior Store Manager, Elizabeth Naranjo, individually and on behalf of all others similarly situated sued General Nutrition Corporation in the Superior Court of the State of California for the County of Alameda. The complaint contains eight causes of action, alleging, among other matters, meal, rest break, and overtime violations. As of December 31, 2015, an immaterial liability has been accrued in the accompanying financial statements.
Jason Olive v. General Nutrition Corp. In April 2012, Jason Olive filed a complaint in the Superior Court of California, County of Los Angeles, for misappropriation of likeness in which he alleges that the Company continued to use his image in stores after the expiration of the license to do so in violation of common law and California statutes. Mr. Olive is seeking compensatory, punitive and statutory damages and attorneys’ fees and costs. The trial in this matter previously scheduled for December 2014 was

GNC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

postponed and no new trial date has been set. As of December 31, 2014, an immaterial liability has been accrued in the accompanying financial statements.
Oregon Attorney General. On October 22, 2015, the Attorney General for the State of Oregon sued General Nutrition Corporation in Multnomah County Circuit Court for alleged violations of Oregon’s Unlawful Trade Practices Act, in connection with its sale in Oregon of certain third-party products. The Company intends to vigorously defend against these allegations. As any losses that may arise from this matter are not probably or reasonably estimable at this time, no liability has been accrued in the accompanying interim consolidated financial statements. Moreover, the Company does not anticipate that any such losses are likely to have a material impact on the Company, its business or results of operations. The Company is contractually entitled to indemnification and defense by its third-party vendors, which have accepted the Company’s tender request for defense and indemnification. Ultimately, however, the Company's ability to obtain full recovery in respect of any such claims against it is dependent upon the creditworthiness of its vendors and/or their insurance coverage and the absence of any significant defenses available to their insurers.
Commitments
In addition to operating leases obtained in the normal course of business, the Company maintains certain purchase commitments with various vendors to ensure its operational needs are fulfilled. As of December 31, 2015, such future purchase commitments consisted of $40.7 million. Other commitments related to the Company's business operations cover varying periods of time and are not significant. All of these commitments are expected to be fulfilled with no adverse consequences to the Company's operations or financial condition.
Environmental Compliance
In March 2008, the South Carolina Department of Health and Environmental Control (the "DHEC") requested that the Company investigate contamination associated with historical activities at its South Carolina facility. These investigations have identified chlorinated solvent impacts in soils and groundwater that extend offsite from the facility. The Company entered into a Voluntary Cleanup Contract with the DHEC regarding the matter on September 24, 2012. Pursuant to such contract, the Company has completed additional investigations with the DHEC's approval and the DHEC is currently reviewing the results. The Company will consult with the DHEC on the next steps in the work after their review of the results of the investigation is complete. At this stage of the investigation, however, it is not possible to estimate the timing and extent of any remedial action that may be required, the ultimate cost of remediation, or the amount of the Company's potential liability, therefore no liability has been recorded in the accompanying consolidated balance sheet.
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

GNC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12. STOCKHOLDERS' EQUITY
Treasury Stock
In August 2015, the Board approved a $500.0 million multi-year repurchase program in addition to the $500.0 million multi-year program approved in August 2014, bringing the aggregate share repurchase program to $1.0 billion of Holdings' common stock. Holdings repurchased $479.8 million of common stock during 2015. As of December 31, 2015, $427.0 million remains available for purchase under the program.
Preferred Stock
Holdings is authorized to issue up to 60.0 million shares of preferred stock, par value $0.001 per share. No shares of preferred stock were issued or outstanding in 2015, 2014 and 2013.
NOTE 13. EARNINGS PER SHARE
The following table represents the Company's basic and dilutive weighted average shares:

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Basic weighted average shares	83,927	90,493	96,481
Effect of dilutive employee stock-based compensation awards	259	425	902
Diluted weighted averages shares	84,186	90,918	97,383
For the year ended December 31, 2015 and each of the years ended December 31, 2014 and 2013, the Company had 0.2 million and 0.3 million shares, respectively, that were not included in the computation of diluted earnings per share because the impact of applying the treasury stock method to these options was anti-dilutive.
The Company has the intent and ability to settle the principal portion of its Notes in cash, and as such, has applied the treasury stock method, which has resulted in all underlying convertible shares being anti-dilutive in the current year as the Company's average stock price from the issuance of the Notes through December 31, 2015 is less than the conversion price. Refer to Note 7, "Long-Term Debt / Interest Expense" for more information on the Notes.
NOTE 14. STOCK-BASED COMPENSATION PLANS
Overview
The Company has outstanding stock-based compensation awards that were granted by the compensation committee of Holdings' Board of Directors (the "Compensation Committee") under the following two stock-based employee compensation plans:

•
the GNC Holdings, Inc. 2015 Stock and Incentive Plan (the "2015 Stock Plan") amended and adopted in May 2015, formerly the GNC Holdings, Inc. 2011 Stock and Incentive Plan (the "2011 Stock Plan") adopted in March 2011; and

•	the GNC Acquisition Holdings Inc. 2007 Stock Incentive Plan adopted in March 2007 (as amended, the "2007 Stock Plan").
Both plans have provisions that allow for the granting of stock options, restricted stock and other stock based awards and are available to certain eligible employees, directors, consultants or advisors as determined by the Compensation Committee. The Company will not grant any additional awards under the 2007 Stock Plan. Up to 11.5 million shares of common stock may be issued under the 2015 Stock Plan (subject to adjustment to reflect certain transactions and events specified in the 2015 Stock Plan for any award grant), of which 8.4 million shares remain available for issuance as of December 31, 2015.

GNC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth a summary of all share awards outstanding under all plans at December 31:

	2015	2014
Time-based stock options	688,083	746,533
Time-based restricted stock awards	194,271	122,681
Performance-based restricted stock awards	140,916	41,656
Total share awards outstanding	1,023,270	910,870
The Company recognized $6.3 million, $5.9 million and $7.8 million of non-cash compensation expense for the years ended December 31, 2015, 2014 and 2013, respectively. At December 31, 2015, there was approximately $11.6 million of total unrecognized expense related to non-vested stock-based compensation that is expected to be recognized over a weighted average period of approximately 1.3 years.
Cash received from the exercise of options was $1.7 million, $22.2 million, and $14.6 million in 2015, 2014 and 2013, respectively, which was recorded as additional paid-in capital on the accompanying consolidated balance sheets and presented as a cash inflow from financing activities on the accompanying consolidated statements of cash flows. The total tax benefit associated with stock-based compensation resulted in an excess tax benefit of $0.6 million, $3.7 million, and $15.4 million in 2015, 2014 and 2013, respectively, which was recorded as additional paid-in capital and presented as a financing cash inflow.
Stock Options
Stock options were granted with exercise prices at or above fair market value on the date of grant, typically vest over a four- or five-year period and expire seven or ten years from the date of grant. The following table sets forth a summary of stock options under all plans:

	Total Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2014	746,533	$26.19		$15,505
Granted	50,815	$41.10
Exercised	(80,183)	$21.75		$1,970
Forfeited and expired	(29,082)	$27.92
Outstanding at December 31, 2015	688,083	$27.75	5.4	$4,187

Exercisable at December 31, 2015	394,997	$23.44	4.2	$3,656
During the years ended December 31, 2014, and 2013, the total intrinsic value of options exercised was $13.9 million, and $44.6 million. The assumptions used in the Company's Black Scholes valuation were as follows:

Year ended December 31,
	2015	2014	2013
Dividend yield	1.5% - 2.4%	1.5% - 1.9%	1.0% - 1.4%
Expected term	6.3 years	6.3 years	4.8 years
Volatility	31.1% - 38.3%	37.6% - 37.9%	35.9% - 40.5%
Risk free rate	1.3% - 1.9%	1.7% - 1.9%	0.7% - 1.4%
The option term has been estimated by considering both the vesting period and the contractual term. Volatility is estimated utilizing a peer group average. The Black Scholes valuation resulted in a weighted average grant date fair value in 2015, 2014 and 2013 of $15.64, $11.08 and $16.16, respectively.
Restricted Stock Awards
Under the 2015 Stock Plan, the Company granted time-based and performance-based restricted stock and restricted stock units. Time-based awards vest over a period of three years. Performance-based awards vest after a period of three years and the achievement of performance targets; based on the extent to which the targets are achieved, vested shares may range from 0% to 200% of the original share amount. Compensation expense related to the performance-based awards is adjusted as necessary to reflect changes in the probability that the vesting criteria will be achieved.
The following table sets forth a summary of restricted stock awards granted under the 2015 Stock Plan:

	Time-Based		Performance-Based
	Shares	Wtd Avg Grant Date Fair Value	Shares	Wtd Avg Grant Date Fair Value
Outstanding at December 31, 2014	122,681	$38.04	41,656	$44.64
Granted	141,701	$47.85	106,314	$49.00
Vested	(55,448)	$35.22	—	$—
Forfeited	(14,663)	$38.64	(7,054)	$46.02
Outstanding at December 31, 2015	194,271	$45.95	140,916	$47.86
The total intrinsic value of time-based restricted stock awards vested was $2.4 million, $4.3 million and $3.8 million for the years ended December 31, 2015, 2014 and 2013, respectively. The total intrinsic value of restricted stock awards outstanding at December 31, 2015 was $6.0 million and $4.4 million for time-based and performance-based awards, respectively. The weighted average grant date fair value of time-based and performance-based restricted stock awards granted was $43.38 and $44.62 in 2014 and $50.39 and $45.76 in 2013, respectively.
NOTE 15. RETIREMENT PLANS
The Company sponsors a 401(k) defined contribution savings plan covering substantially all employees. Full time employees who have completed 30 days of service and part time employees who have completed 1000 hours of service are eligible to participate in the plan. The plan provides for employee contributions of 1% to 80% of individual compensation into deferred savings, subject to IRS limitations. The plan provides for Company contributions upon the employee meeting the eligibility requirements. The Company match consists of both a fixed and a discretionary match. The fixed match is 50% on the first 3% of the salary that an employee defers and the discretionary match could be up to an additional 50% match on the 3% deferral. A discretionary match can be approved at any time by the Company.
An employee becomes vested in the Company match portion as follows:

Years of Service	Percent Vested
0-1	0%
1-2	33%
2-3	66%
3+	100%
The Company made cash contributions to the 401(k) plan of $1.5 million, $1.5 million and $2.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.
The Company has a Non-qualified Deferred Compensation Plan that provides benefits payable to certain eligible associates upon their retirement or their designated beneficiaries upon death. This plan allows participants the opportunity to defer pretax amounts ranging from 2% to 100% of their base compensation plus bonuses. During 2015 and 2014, the Company elected to match a percentage of the contributions from employees. For each of the years ended December 31, 2015 and 2014, this contribution was $0.3 million.

GNC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16. SEGMENTS
The Company aggregates its operating segments into three reportable segments, which include Retail, Franchising, and Manufacturing/Wholesale. The Company's chief operating decision maker, its Chief Executive Officer, evaluates segment operating results based primarily on performance indicators, including revenue and operating income. Operating income of each reportable segment excludes certain items that are managed at the consolidated level, such as warehousing, distribution and other corporate costs. The Company’s long-lived asset impairment charge of $28.3 million along with the $2.7 million loss on sale related to Discount Supplements recorded in 2015 is included in the Company’s Retail reporting segment as described in Note 5 "Goodwill and Intangible Assets, Net." In addition, the Company recorded a charge for $9.5 million included in Corporate related to a legal settlement as described in Note 11 "Commitments and Contingencies." The following table represents key financial information for each of the Company's reportable segments:

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Revenue:
Retail	$1,945,197	$1,939,150	$1,926,770
Franchise	458,335	432,828	436,917
Manufacturing/Wholesale:
Intersegment revenues	267,377	291,220	318,766
Third party	235,680	241,176	263,074
Subtotal Manufacturing/Wholesale	503,057	532,396	581,840
Subtotal segment revenues	2,906,589	2,904,374	2,945,527
Elimination of intersegment revenues	(267,377)	(291,220)	(318,766)
Total revenue	$2,639,212	$2,613,154	$2,626,761
Operating income:
Retail	$308,303	$348,952	$362,658
Franchise	164,525	157,342	153,545
Manufacturing/Wholesale	90,292	89,921	104,709
Corporate and other costs:
Warehousing and distribution costs	(71,673)	(68,283)	(77,101)
Corporate costs	(98,340)	(88,420)	(83,313)
Subtotal corporate and other costs	(170,013)	(156,703)	(160,414)
Total operating income	393,107	439,512	460,498
Interest expense, net	50,936	46,708	53,029
Income before income taxes	$342,171	$392,804	$407,469

GNC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year ended December 31
	2015	2014	2013
	(in thousands)
Depreciation and amortization:
Retail	$33,405	$34,653	$30,769
Franchise	3,047	3,020	3,004
Manufacturing / Wholesale	10,582	10,725	11,003
Corporate / Other	10,203	7,939	7,038
Total depreciation and amortization	$57,237	$56,337	$51,814
Capital expenditures:
Retail	$30,600	$36,627	$34,835
Franchise	221	222	229
Manufacturing / Wholesale	5,662	5,903	8,464
Corporate / Other	9,344	27,703	6,719
Total capital expenditures	$45,827	$70,455	$50,247
Total revenues by geographic areas:
United States	$2,478,687	$2,440,836	$2,486,542
Foreign	160,525	172,318	140,219
Total revenues	$2,639,212	$2,613,154	$2,626,761

	As of December 31
	2015	2014
	(in thousands)
Total assets:
Retail	$1,505,286	$1,574,332
Franchise	512,102	511,701
Manufacturing / Wholesale	400,048	406,797
Corporate / Other	134,583	184,970
Total assets	$2,552,019	$2,677,800
Property, plant, and equipment, net:
United States	$221,049	$223,068
Foreign	9,486	9,329
Total property, plant and equipment, net	$230,535	$232,397

GNC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Retail Revenue
The following table represents sales by product category in the Retail reportable segment:

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Retail Product Categories:
VMHS	$626,626	$649,110	$663,625
Sports nutrition	778,813	759,819	764,908
Diet	201,400	193,830	198,834
Other wellness	108,500	110,594	92,123
Other (*)	229,858	225,797	207,280
Total retail revenue	$1,945,197	$1,939,150	$1,926,770
(*) Includes revenue primarily related to Canada operations, Lucky Vitamin, Discount Supplements and The Health Store, whose sales categories are not consistent with domestic point of sales system, and deferred Gold Card revenue.
Franchise Revenue
The following is a summary of the Company's revenue by type in the Franchise reportable segment:

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Product sales	$387,716	$358,247	$363,810
Royalties	58,306	59,561	58,247
Franchise fees	6,129	7,076	7,936
Other	6,184	7,944	6,924
Total franchise revenue	$458,335	$432,828	$436,917
Manufacturing/Wholesale sales are generated from sales of manufactured products to third parties, primarily in the VMHS product category, and intersegment sales.

GNC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17. QUARTERLY FINANCIAL INFORMATION
The following table summarizes the Company's 2015 and 2014 quarterly results:

	Three months ended (unaudited)				Year ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2015 (1)	2015	2015	2015	2015
	(In thousands, except per share amounts)
Total revenue	$670,247	$678,520	$672,244	$618,201	$2,639,212
Gross profit	249,433	256,332	250,644	228,234	984,643
Operating income	109,605	117,638	82,150	83,714	393,107
Net income	63,270	67,357	45,750	42,922	219,299
Weighted average shares outstanding:
Basic	87,865	85,501	83,669	78,775	83,927
Diluted	88,105	85,777	83,958	79,008	84,186
Earnings per share:
Basic (2)	$0.72	$0.79	$0.55	$0.54	$2.61
Diluted (2)	$0.72	$0.79	$0.54	$0.54	$2.60

	Three months ended (unaudited)				Year ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2014	2014	2014	2014	2014
	(In thousands, except per share amounts)
Total revenue	$674,456	$675,216	$656,326	$607,156	$2,613,154
Gross profit	253,719	258,580	247,748	220,193	980,240
Operating income	121,255	121,051	108,725	88,481	439,512
Net income	69,903	69,887	64,314	51,768	255,872
Weighted average shares outstanding:
Basic	92,975	90,414	89,814	88,824	90,493
Diluted	93,684	90,931	90,233	89,044	90,918
Earnings per share:
Basic (2)	$0.75	$0.77	$0.72	$0.58	$2.83
Diluted (2)	$0.75	$0.77	$0.71	$0.58	$2.81
(1) Refer to Note 2, "Basis of Presentation and Summary of Significant Accounting Policies" for details with respect to the correction of a $2.8 million immaterial error relating to prior periods in the calculation of the portion of the accrued payroll liability relating to certain amounts paid to store employees.
(2) Quarterly results for earnings per share may not add to full year results due to rounding.
NOTE 18. SUBSEQUENT EVENTS
On January 28, 2016, the Company's Board of Directors authorized and declared a cash dividend for the first quarter of 2016 of $0.20 per share of common stock, payable on or about March 25, 2016 to stockholders of record as of the close of business on March 11, 2016.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
Item 9A.    CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer ("CEO"), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act has been appropriately recorded, processed, summarized and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to our management, including our CEO, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our CEO has concluded that, as of December 31, 2015, our disclosure controls and procedures are effective at the reasonable assurance level.
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
Our management, with the participation of our CEO, has assessed the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this assessment, our management has concluded that, as of December 31, 2015, our internal control over financial reporting was effective based on that framework.
Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2015, as stated in their report, which is included in Item 8, "Financial Statements and Supplementary Data" of this Annual Report.
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
Item 9B.    OTHER INFORMATION.
None.

PART III
Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information with respect to this Item will be included in our definitive Proxy Statement to be filed with respect to our 2016 Annual Meeting to be held on May 24, 2016, which is incorporated herein by reference, under the captions "Election of Directors," "Executive Officers," "Other Board Information," and "Section 16(a) Beneficial Ownership Reporting Compliance."
Item 11.    EXECUTIVE COMPENSATION
Information with respect to this Item will be included in our definitive Proxy Statement to be filed with respect to our 2016 Annual Meeting to be held on May 24, 2016, which is incorporated herein by reference, under the captions "Director Compensation," "Executive Compensation" and "Compensation Discussion and Analysis;" provided, however, that the subsection entitled "Executive Compensation—Compensation Committee Report" shall not be deemed to be incorporated by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth information regarding outstanding stock options and shares remaining available for future issuance under each of the GNC Acquisition Holdings Inc. 2007 Stock Incentive Plan (the "2007 Stock Plan") and the GNC Holdings, Inc. 2015 Stock and Incentive Plan (the "2015 Stock Plan") as of December 31, 2015:

Plan Category(1)	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
2007 Stock Plan	122,620	$12.13	—
2015 Stock Plan	565,463	$31.12	8,385,970	(2)(3)
Total	688,083	$27.75	8,385,970

(1)
Effective May 21, 2015, our 2011 Stock and Incentive Plan was amended and restated as the 2015 Stock Plan. The 2007 Stock Plan and 2015 Stock Plan are the only equity compensation plans that we have adopted, and each of 2007 Stock Plan and 2015 Stock Plan has been approved by our stockholders.

(2)
Excludes 565,463 outstanding stock options as set forth in the first column, 130,742 shares of outstanding time vested restricted stock, 99,080 shares of performance vesting restricted stock, 47,684 shares of outstanding time vesting restricted stock units and 35,238 shares of performance vesting restricted stock units.

(3)
Up to 11,500,000 shares of our common stock may be issued under the 2015 Stock Plan (subject to adjustment to reflect certain transactions and events specified in the 2015 Stock Plan for any award grant). If any award granted under the 2015 Stock Plan expires, terminates or is cancelled without having been exercised in full, the number of shares underlying such unexercised award will again become available for issuance under the 2015 Stock Plan. The total number of shares of our common stock available for awards under the 2015 Stock Plan will be reduced by (i) the total number of stock options or stock appreciation rights exercised, regardless of whether any of the shares of our common stock underlying such awards are not actually issued to the participant as the result of a net settlement and (ii) any shares of our common stock used to pay any exercise price or tax withholding obligation. In addition, the number of shares of our common stock that are subject to restricted stock, performance shares or other stock-based awards that are not subject to the appreciation of the value of a share of our common stock ("Full Share Awards") is limited by counting shares granted pursuant to such Full Share Awards against the aggregate share reserve as 1.8 shares for every share granted. If any stock option, stock appreciation right or other stock-based award that is not a Full Share Award is cancelled, expires or terminates unexercised for any reason, the shares covered by such awards will again be available for issuance under the 2015 Stock Plan. If any shares of our common stock that are subject to Full Share Awards are forfeited for any reason, 1.8 shares of our common stock will again be available for issuance under the 2015 Stock Plan.

Additional information with respect to this Item will be included in our definitive Proxy Statement to be filed with respect to our 2016 Annual Meeting to be held on May 24, 2016, which is incorporated herein by reference, under the caption "Security Ownership of Certain Beneficial Owners and Management."

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.
Information with respect to this Item will be included in our definitive Proxy Statement to be filed with respect to our 2016 Annual Meeting to be held on May 24, 2016, which is incorporated herein by reference, under the captions "Certain Relationships and Related Transactions," and "Other Board Information—Director Independence."
Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.
Information with respect to this Item will be included in our definitive Proxy Statement to be filed with respect to our 2016 Annual Meeting to be held on May 24, 2016, which is incorporated herein by reference, under the caption "Ratification of Appointment of Auditors."

PART IV
Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Documents filed as part of this Annual Report:

(1)	Financial statements filed in Part II, Item 8 of this Annual Report:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets
As of December 31, 2015 and December 31, 2014

•	Consolidated Statements of Income
For the years ended December 31, 2015, 2014 and 2013

•	Consolidated Statements of Comprehensive Income
For the years ended December 31, 2015, 2014 and 2013

•	Consolidated Statements of Stockholders' Equity
For the years ended December 31, 2015, 2014 and 2013

•	Consolidated Statements of Cash Flows
For the years ended December 31, 2015, 2014 and 2013

•	Notes to Consolidated Financial Statements

(2)	Financial statement schedules:
SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF GNC HOLDINGS, INC.
GNC HOLDINGS, INC.
(Parent Company Only)
Balance Sheets
(in thousands)

	December 31,
	2015	2014
Current assets:
Cash and cash equivalents	$1	$1
Prepaids and other current assets	385	343
Total current assets	386	344
Long-term assets:
Deferred financing fees	248	—
Intercompany receivable	164,300	—
Investment in subsidiaries	709,409	905,524
Total long-term assets	873,957	905,524
Total assets	$874,343	$905,868
Current liabilities:
Accounts payable	$22	$—
Intercompany payable	3,502	1,466
Deferred revenue and other current liabilities	1,995	189
Total current liabilities	5,519	1,655
Long-term liabilities:
Deferred tax liabilities	16,599	—
Convertible senior notes	235,085	—
Intercompany loan	148,579	148,170
Total long term liabilities	400,263	148,170
Total liabilities	405,782	149,825
Stockholders' equity:
Class A common stock	114	113
Additional paid-in capital	916,128	877,566
Retained earnings	1,058,148	898,574
Treasury stock, at cost	(1,496,180)	(1,016,381)
Accumulated other comprehensive loss	(9,649)	(3,829)
Total stockholders' equity	468,561	756,043
Total liabilities and stockholders' equity	$874,343	$905,868

See the accompanying note to the condensed parent-only financial statements.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF GNC HOLDINGS, INC.
GNC HOLDINGS, INC.
(Parent Company Only)
Statements of Income and Comprehensive Income
(in thousands, except per share data)

	Year ended December 31,
	2015	2014	2013
Selling, general and administrative	$1,645	$1,552	$749
Subsidiary income	(223,090)	(257,045)	(265,522)
Operating income	221,445	255,493	264,773
Interest expense, net	4,241	153	44
Income before income taxes	217,204	255,340	264,729
Income tax benefit	(2,095)	(532)	(292)
Net income	$219,299	$255,872	$265,021
Other comprehensive loss:
Foreign currency translation loss	(7,439)	(5,784)	(1,092)
Release of cumulative translation loss to earnings related to substantial liquidation of Discount Supplements	1,619	—	—
Other comprehensive loss	(5,820)	(5,784)	(1,092)
Comprehensive income	$213,479	$250,088	$263,929
Earning per share:
Basic	$2.61	$2.83	$2.75
Diluted	$2.60	$2.81	$2.72
Weighted average common shares outstanding (Note 13):
Basic	83,927	90,493	96,481
Diluted	84,186	90,918	97,383
Dividends declared per share	$0.72	$0.64	$0.60

See the accompanying note to the condensed parent-only financial statements.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF GNC HOLDINGS, INC.
GNC HOLDINGS, INC.
(Parent Company Only)
Statements of Cash Flows
(in thousands)

	Year ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$219,299	$255,872	$265,021
Equity in income of subsidiaries	(223,090)	(257,045)	(265,522)
Dividends received	422,355	317,808	289,300
Other operating activities	4,738	2,393	1,334
Net cash provided by operating activities	423,302	319,028	290,133

Cash flows from financing activities:
Loan from a subsidiary	—	—	62,700
Loan to a subsidiary	(164,300)	—	—
Proceeds from issuance of convertible notes	287,500	—	—
Debt issuance costs on convertible senior notes	(8,225)	—	—
Proceeds from exercise of stock options	1,744	22,170	14,588
Minimum tax withholding requirements	(574)	(762)	(1,327)
Repurchase of treasury stock	(479,799)	(283,226)	(309,255)
Dividend payment	(59,648)	(57,491)	(57,437)
Net cash used in financing activities	(423,302)	(319,309)	(290,731)
Net decrease in cash and cash equivalents	—	(281)	(598)
Beginning balance, cash and cash equivalents	1	282	880
Ending balance, cash and cash equivalents	$1	$1	$282

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

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
GNC Holdings, Inc. and Subsidiaries
Valuation and Qualifying Accounts
(in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
2013
Allowance for doubtful accounts	$2,178	$4,241	$(4,529)	$1,890
Reserve for sales returns	4,276	70,308	(69,618)	4,966
Tax valuation allowances	4,176	—	(1,449)	2,727
2014
Allowance for doubtful accounts	$1,890	$4,535	$(233)	$6,192
Reserve for sales returns	4,966	70,075	(70,092)	4,949
Tax valuation allowances	2,727	579	(2,162)	1,144
2015
Allowance for doubtful accounts	$6,192	$2,679	$(4,744)	$4,127
Reserve for sales returns	4,949	67,283	(67,385)	4,847
Tax valuation allowances	1,144	1,771	—	2,915

(1)	Exhibits:
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

10.2
GNC Live Well Later Non-Qualified Deferred Compensation Plan, effective February 1, 2002. (Incorporated by reference to Exhibit 10.14 to Centers' Registration Statement on Form S-4 (File No. 333-114502), filed April 15, 2004.)

10.3	Deferred Compensation Plan for Centers, effective January 1, 2009. (Incorporated by reference to Exhibit 10.32 to Centers' Annual Report on Form 10-K (File No. 333-114396), filed February 25, 2011.)

10.4
GNC Acquisition Holdings Inc. 2007 Stock Incentive Plan, adopted as of March 16, 2007. (Incorporated by reference to Exhibit 10.12 to Centers' Pre-Effective Amendment No. 1 to its Registration Statement on Form S-4 (File No. 333-144396), filed August 10, 2007.)**

10.5
Amendment No. 1 to the GNC Acquisition Holdings Inc. 2007 Stock Incentive Plan, dated as of February 12, 2008. (Incorporated by reference to Exhibit 10.11 to Centers' Annual Report on Form 10-K (File No. 333-144396), filed March 14, 2008.) **

10.6
Form of Non-Qualified Stock Option Agreement Pursuant to the GNC Acquisition Holdings Inc. 2007 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.13 to Centers' Pre-Effective Amendment No. 1 to its Registration Statement on Form S-4 (File No. 333-144396), filed August 10, 2007.) **

10.7	GNC Holdings, Inc. 2011 Stock and Incentive Plan (Incorporated by reference to Exhibit 10.1 to Holdings' Registration Statement on Form S-8 (File No. 333-173578), filed April 18, 2011.) **

10.8
Form of Non-Qualified Stock Option Agreement pursuant to the GNC Holdings, Inc. 2011 Stock and Incentive Plan. (Incorporated by reference to Exhibit 10.33 to Holdings Pre-Effective Amendment No. 5 to its Registration Statement on Form S-1 (File No. 333-169618), filed March 11, 2011.) **

10.9
Form of Restricted Stock Agreement pursuant to the GNC Holdings, Inc. 2011 Stock and Incentive Plan. (Incorporated by reference to Exhibit 10.34 to Holdings' Registration Statement on Form S-1 (File No. 333-176721), filed September 7, 2011.) **

10.10
Form of Restricted Stock Unit Agreement pursuant to the GNC Holdings, Inc. 2011 Stock and Incentive Plan (Incorporated by reference to Exhibit 10.1 to Holdings' Current Report on Form 8-K (File No. 001-35113), filed October 23, 2012.)**

10.11
Form of Performance-Vested Restricted Stock Unit Agreement pursuant to the GNC Holdings, Inc. 2011 Stock and Incentive Plan *,(Incorporated by reference to Exhibit 10.10.3 to Holdings' Annual Report on Form 10-K, (File No. 001-35113), filed February 26, 2013.)**

10.12	GNC Holdings, Inc. 2015 Stock and Incentive Plan (Incorporated by reference to Appendix A to Holdings' Schedule 14A Definitive Proxy Statement (File No. 001-35113), filed April 12, 2015**

10.13
Form of Indemnification Agreement between Holdings and each of our directors and relevant schedule. (Incorporated by reference to Exhibit 10.3 to Holdings Quarterly Report on Form 10-Q (File No. 001-35113), filed October 29, 2015) **

10.14
Form of Indemnification Agreement between Holdings and certain officers and relevant schedule. (Incorporated by reference to Exhibit 10.2 to Holdings Quarterly Report on Form 10-Q (File No. 001-35113), filed October 29, 2015) **

10.15
GNC/Rite Aid Retail Agreement, dated December 8, 1998, between General Nutrition Sales Corporation and Rite Aid Corporation. (Incorporated by reference to Exhibit 10.24 to Centers' Pre-Effective Amendment No. 1 to its Registration Statement on Form S-4 (File No. 333-114502), filed August 9, 2004.)†

10.16
Amendment to the GNC/Rite Aid Retail Agreement, dated December 8, 1998, by and between General Nutrition Sales Corporation and Rite Aid Hdqtrs Corp. (Incorporated by reference to Exhibit 10.25 to Centers' Pre-Effective Amendment No. 1 to its Registration Statement on Form S-4 (File No. 333-114502), filed August 9, 2004.)†

10.17
Amendment to the GNC/Rite Aid Retail Agreement, effective as of May 1, 2004, between General Nutrition Sales Corporation and Rite Aid Hdqtrs Corp. (Incorporated by reference to Exhibit 10.26 to Centers' Pre-Effective Amendment No. 1 to its Registration Statement on Form S-4 (File No. 333-114502), filed August 9, 2004.)†

10.18
Amended and Restated GNC/Rite Aid Retail Agreement, dated July 31, 2007, between Nutra Sales Corporation (f/k/a General Nutrition Sales Corporation) and Rite Aid Hdqtrs. Corp. (Incorporated by reference to Exhibit 10.34 to Centers' Pre-Effective Amendment No. 1 to its Registration Statement on Form S-4 (File No. 333-144396), filed August 10, 2007.)†

10.19
Credit Agreement, dated as of November 26, 2013, among GNC Corporation, Centers, the lenders party thereto, Goldman Sachs Bank USA, as Syndication Agent, Deutsche Bank Securities Inc. and Morgan Stanley Senior Funding, Inc., as Co-Documentation Agents and JPMorgan Chase Bank, N.A., as Administrative Agent Goldman Sachs Bank USA, as syndication agent, Deutsche Bank Securities Inc. and Morgan Stanley Senior Funding, Inc., as co-documentation agents and JPMorgan Chase Bank, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.1 to Holdings' Current Report on Form 8-K (File No. 001-35113), filed December 2, 2013.)

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

10.25
Employment Agreement, dated as of August 4, 2015, among Michael G. Archbold, Centers and Holdings (incorporated by reference to Exhibit 10.1 to Holdings Current Report on Form 8-K (File No. 0001-35113) filed August 8, 2014.)**

10.26
Mutual General Release and Waiver, dated as of August 12, 2014, among Joseph M. Fortunato, Centers and Holdings (incorporated by reference to Exhibit 10.2 to Holdings Quarterly Report on Form 10-Q (File No. 001-35113) filed October 30, 2014.)**

10.27
Separation Agreement and Mutual General Release and Waiver, dated as of September 10, 2014, among Thomas R. Dowd, Holdings and Centers (incorporated by reference to Exhibit 10.1 to Holdings Quarterly Report on Form 10-Q (File No. 001-35113) filed October 30, 2014**

10.28	Separation Agreement and Mutual General Release and Waiver, dated as of November 10, 2014, among Gerald J. Stubenhofer, Holdings and Centers.**

21.1	Subsidiaries of the Registrant.*

23.1	Consent of PricewaterhouseCoopers LLP.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase
_______________________________________________________________________________
*    Filed herewith
**    Management contract or compensatory plan or arrangement of the Company required to be filed as an exhibit.

†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment. The omitted portions have been separately filed with the SEC.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GNC HOLDINGS, INC.

By:	/s/ MICHAEL G. ARCHBOLD
Michael G. Archbold Chief Executive Officer Dated: February 11, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ MICHAEL G. ARCHBOLD
Michael G. Archbold Director, Chief Executive Officer (principal executive officer) Dated: February 11, 2016

By:	/s/ TRICIA K. TOLIVAR
Tricia K. Tolivar Chief Financial Officer (principal financial officer and principal accounting officer) Dated: February 11, 2016

By:	/s/ JEFFREY P. BERGER
Jeffrey P. Berger Director Dated: February 11, 2016

By:	/s/ ALAN D. FELDMAN
Alan D. Feldman Director Dated: February 11, 2016

By:	/s/ MICHAEL F. HINES
Michael F. Hines Director Dated: February 11, 2016

By:	/s/ AMY B. LANE
Amy B. Lane Director Dated: February 11, 2016

By:	/s/ PHILIP E. MALLOTT
Philip E. Mallott Director Dated: February 11, 2016

By:	/s/ ROBERT F. MORAN
Robert F. Moran Director Dated: February 11, 2016

By:	/s/ C. SCOTT O'HARA
C. Scott O'Hara Director Dated: February 11, 2016

By:	/s/ RICHARD J. WALLACE
Richard J. Wallace Director Dated: February 11, 2016