Form 10-Q
period 2016-03-31
GNC HOLDINGS, INC.
filed 2016-04-28
CIK 1502034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of April 22, 2016, there were 68,367,171 outstanding shares of Class A common stock, par value $0.001 per share (the “common stock”), of GNC Holdings, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GNC HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(unaudited)
(in thousands)

	March 31, 2016	December 31, 2015
Current assets:
Cash and cash equivalents	$60,999	$56,462
Receivables, net	126,898	142,486
Inventory (Note 3)	562,868	555,885
Deferred income taxes	10,926	10,916
Prepaid and other current assets	49,701	27,114
Total current assets	811,392	792,863
Long-term assets:
Goodwill	646,343	649,892
Brands	720,000	720,000
Other intangible assets, net	117,158	119,204
Property, plant and equipment, net	224,818	230,535
Deferred income taxes	3,358	3,358
Other long-term assets	34,476	38,555
Total long-term assets	1,746,153	1,761,544
Total assets	$2,557,545	$2,554,407
Current liabilities:
Accounts payable	$208,666	$152,099
Current portion of long-term debt (Note 5)	4,550	4,550
Deferred revenue and other current liabilities	154,586	121,062
Total current liabilities	367,802	277,711
Long-term liabilities:
Long-term debt (Note 5)	1,536,390	1,444,628
Deferred income taxes	305,453	304,491
Other long-term liabilities	58,076	59,016
Total long-term liabilities	1,899,919	1,808,135
Total liabilities	2,267,721	2,085,846
Contingencies (Note 7)
Stockholders’ equity:
Common stock	114	114
Additional paid-in capital	917,005	916,128
Retained earnings	1,094,550	1,058,148
Treasury stock, at cost	(1,715,121)	(1,496,180)
Accumulated other comprehensive loss	(6,724)	(9,649)
Total stockholders’ equity	289,824	468,561
Total liabilities and stockholders’ equity	$2,557,545	$2,554,407

The accompanying notes are an integral part of the consolidated financial statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(unaudited)
(in thousands, except per share amounts)

	Three months ended March 31,
	2016	2015
Revenue	$668,905	$681,266
Cost of sales, including warehousing, distribution and occupancy	433,060	431,833
Gross profit	235,845	249,433
Selling, general, and administrative	143,072	139,768
Gains on refranchising (Note 4)	(1,015)	(338)
Other (income) loss, net	(277)	398
Operating income	94,065	109,605
Interest expense, net (Note 5)	14,443	11,515
Income before income taxes	79,622	98,090
Income tax expense (Note 11)	28,807	34,820
Net income	$50,815	$63,270
Earnings per share (Note 8):
Basic	$0.70	$0.72
Diluted	$0.69	$0.72
Weighted average common shares outstanding (Note 8):
Basic	73,078	87,865
Diluted	73,373	88,105
Dividends declared per share	$0.20	$0.18

The accompanying notes are an integral part of the consolidated financial statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands)

	Three months ended March 31,
	2016	2015
Net income	$50,815	$63,270
Other comprehensive income (loss):
Foreign currency translation gain (loss)	2,925	(5,311)
Comprehensive income	$53,740	$57,959

The accompanying notes are an integral part of the consolidated financial statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands)

	Common Stock		Treasury Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Class A
	Shares	Dollars
Balance at December 31, 2015	76,276	$114	$(1,496,180)	$916,128	$1,058,148	$(9,649)	$468,561
Comprehensive income	—	—	—	—	50,815	2,925	53,740
Purchase of treasury stock	(7,599)	—	(218,941)	—	—	—	(218,941)
Dividends declared	—	—	—	—	(14,413)	—	(14,413)
Exercise of stock options	20	—	—	292	—	—	292
Restricted stock awards	16	—	—	—	—	—	—
Minimum tax withholding requirements	(19)	—	—	(519)	—	—	(519)
Net excess tax benefits from stock-based compensation	—	—	—	(315)	—	—	(315)
Stock-based compensation	—	—	—	1,419	—	—	1,419
Balance at March 31, 2016	68,694	$114	$(1,715,121)	$917,005	$1,094,550	$(6,724)	$289,824

Balance at December 31, 2014	88,335	$113	$(1,016,381)	$877,566	$898,574	$(3,829)	$756,043
Comprehensive income (loss)	—	—	—	—	63,270	(5,311)	57,959
Purchase of treasury stock	(1,394)	—	(62,342)	—	—	—	(62,342)
Dividends declared	—	—	—	—	(15,797)	—	(15,797)
Exercise of stock options	41	1	—	896	—	—	897
Restricted stock awards	210	—	—	—	—	—	—
Minimum tax withholding requirements	(5)	—	—	(216)	—	—	(216)
Net excess tax benefits from stock-based compensation	—	—	—	320	—	—	320
Stock-based compensation	—	—	—	1,305	—	—	1,305
Balance at March 31, 2015	87,187	$114	$(1,078,723)	$879,871	$946,047	$(9,140)	$738,169

The accompanying notes are an integral part of the consolidated financial statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three months ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$50,815	$63,270
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	14,045	14,430
Amortization of debt costs	3,099	463
Stock-based compensation	1,419	1,305
Gains on refranchising	(1,015)	(338)
Changes in assets and liabilities:
Decrease in receivables	17,402	1,597
(Increase) decrease in inventory	(13,021)	10,942
(Increase) in prepaid and other current assets	(9,056)	(10,978)
Increase in accounts payable	41,364	22,482
Increase in deferred revenue and accrued liabilities	33,250	12,976
Other operating activities	4,023	788
Net cash provided by operating activities	142,325	116,937

Cash flows from investing activities:
Capital expenditures	(10,542)	(7,519)
Refranchising proceeds	830	551
Store acquisition costs	(519)	(278)
Net cash used in investing activities	(10,231)	(7,246)

Cash flows from financing activities:
Borrowings under revolving credit facility	90,000	—
Payments on long-term debt	(1,138)	(1,199)
Debt issuance costs	(1,712)	—
Proceeds from exercise of stock options	292	896
Excess tax benefits from stock-based compensation	—	320
Minimum tax withholding requirements	(519)	(216)
Cash paid for treasury stock	(201,002)	(60,557)
Dividends paid to shareholders	(14,274)	(15,756)
Net cash used in financing activities	(128,353)	(76,512)

Effect of exchange rate changes on cash and cash equivalents	796	(87)
Net increase in cash and cash equivalents	4,537	33,092
Beginning balance, cash and cash equivalents	56,462	133,834
Ending balance, cash and cash equivalents	$60,999	$166,926

The accompanying notes are an integral part of the consolidated financial statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES
Supplemental Cash Flow Information
(unaudited)
(in thousands)

	As of March 31,
	2016	2015
Non-cash investing and financing activities:
Accrued capital expenditures	$2,871	$2,130
Accrued treasury stock	17,939	1,783

The accompanying notes are an integral part of the consolidated financial statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES
Condensed Notes to the Unaudited Consolidated Financial Statements

NOTE 1.  NATURE OF BUSINESS

GNC Holdings, Inc., a Delaware corporation (“Holdings,” and collectively with its subsidiaries and, unless the context requires otherwise, its and their respective predecessors, the “Company”), is a global specialty retailer of health, wellness and performance products, including protein, performance supplements, weight management supplements, vitamins, herbs and greens, wellness supplements, health and beauty, food and drink and other general merchandise.

The Company is vertically integrated as its operations consist of purchasing raw materials, formulating and manufacturing products and selling the finished products through its three reportable segments, which include Retail, Franchise, and Manufacturing / Wholesale. Corporate retail store operations are located in the United States, Canada, Puerto Rico, and, beginning with the acquisition of THSD d/b/a The Health Store ("The Health Store") in 2014, Ireland. In addition, the Company offers products on the Internet through its websites, GNC.com and LuckyVitamin.com. The Company also offered product on the Internet through its 2013 acquisition of A1 Sports Limited d/b/a Discount Supplements (“Discount Supplements”) up to and including December 31, 2015 when the assets of Discount Supplements were sold and operations were ceased. Franchise locations exist in the United States and approximately 50 other countries. The Company operates its primary manufacturing facilities in South Carolina and distribution centers in Arizona, Indiana, Pennsylvania and South Carolina. The Company manufactures the majority of its branded products, but also merchandises various third-party products. Additionally, the Company licenses the use of its trademarks and trade names.

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

NOTE 2.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements, which have been prepared in accordance with the applicable rules of the Securities and Exchange Commission, include all adjustments (consisting of a normal and recurring nature) that management considers necessary to fairly state the Company's results of operations, financial position and cash flows. The December 31, 2015 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2015 ("2015 10-K"). Interim results are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2016.

Revision for Sublease Rent Income

The Company revised its presentation of sublease income received from its franchisees for prior year periods to conform to the current period’s presentation with no impact on previously reported gross profit, operating income, net income, shareholders’ equity or cash flow from operations. The Company is the primary obligor of the leases for the majority of its franchise store locations and makes rental payments directly to the landlord and separately bills the franchisee for reimbursement. Accordingly, sublease rental income received from franchisees is now appropriately presented as “Revenue” compared with the previous presentation as a reduction to occupancy expense in “Cost of sales, including warehousing, distribution, and occupancy" on the consolidated statements of income. In addition, the deferred rent asset associated with recognizing sublease rental income for lease agreements that contain escalation clauses, which are fixed and determinable, on a straight-line basis is now appropriately presented in “Other long-term assets” compared with the previous presentation as a reduction to the deferred rent liability in “Other long-term liabilities" on the consolidated balance sheets. This revision is not material to prior periods.

The following table includes the revisions to the consolidated statements of income for the interim periods during 2015 and 2014:

	For the Three Months Ended				Year Ended
	March 31	June 30	September 30	December 31	December 31
2015:	(in thousands)
Revenue:
Prior to revision	$670,247	$678,520	$672,244	$618,201	$2,639,212
Revision	11,019	11,044	11,114	10,909	44,086
As Revised	$681,266	$689,564	$683,358	$629,110	$2,683,298
Cost of sales, including warehousing, distribution and occupancy:
Prior to revision	$420,814	$422,188	$421,600	$389,967	$1,654,569
Revision	11,019	11,044	11,114	10,909	44,086
As Revised	$431,833	$433,232	$432,714	$400,876	$1,698,655

2014:
Revenue:
Prior to revision	$674,456	$675,216	$656,326	$607,156	$2,613,154
Revision	10,122	10,321	10,585	10,824	41,852
As Revised	$684,578	$685,537	$666,911	$617,980	$2,655,006
Cost of sales, including warehousing, distribution and occupancy:
Prior to revision	$420,737	$416,636	$408,578	$386,963	$1,632,914
Revision	10,122	10,321	10,585	10,824	41,852
As Revised	$430,859	$426,957	$419,163	$397,787	$1,674,766

The following table includes the revision to the consolidated balance sheet:

December 31, 2015
Other long-term assets:	(in thousands)
Prior to revision (*)	$32,891
Revision	5,664
As Revised	$38,555
Other long-term liabilities:
Prior to revision	$53,352
Revision	5,664
As Revised	$59,016

(*) Includes the adoption of ASU 2015-03 and 2015-15 relating to the presentation of deferred financing fees as described below, which reclassified $3.3 million of debt issuance costs from "Other long-term assets" to "Long-term debt" at December 31, 2015 on the consolidated balance sheet.

Correction of Prior Year Immaterial Error

During the quarter ended March 31, 2015, the Company identified a $2.8 million error relating to prior periods in the calculation of the portion of the accrued payroll liability relating to certain amounts paid to store employees. The impact of this error was not material to any prior period. Consequently, the Company corrected the error in the first quarter of 2015 by increasing selling, general and administrative expense on the consolidated statement of income and deferred revenue and other current liabilities on the consolidated balance sheet by $2.8 million. The impact to net income was a decrease of $1.8 million for the three months ended March 31, 2015. This correction had no impact on cash flows from operations for the prior year quarter.

Recently Adopted Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2015-03, which requires an entity to present debt issuance costs related to a recognized debt liability as a direct reduction from the carrying amount of that debt liability, consistent with the treatment of debt discounts. This standard does not affect the recognition and measurement guidance for debt issuance costs. In August 2015, the FASB subsequently issued ASU 2015-15, which clarifies that ASU 2015-03 does not address the presentation of debt issuance costs related to line-of-credit arrangements. This standard is effective for fiscal years beginning after December 15, 2015. Accordingly, the Company adopted these standards during the first quarter of fiscal 2016, with retrospective application. Net debt issuance costs in the amount of $3.3 million, which were previously classified as "Other long-term assets" at December 31, 2015, were reclassified as a reduction to "Long-term debt" on the Company's consolidated balance sheet to conform to the current year presentation.

Recently Issued Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, which includes multiple provisions intended to simplify various aspects of accounting and reporting for share-based payments. This standard is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2016. The Company is currently evaluating the impact this guidance will have on the Company's consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, which requires an entity to recognize lease assets and lease liabilities on the balance sheet and to disclose key information about the entity's leasing arrangements. This standard is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2018. The Company is currently evaluating the impact this guidance will have on the Company's consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, which requires an entity to classify deferred tax assets and liabilities as noncurrent on the balance sheet. This standard is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2016. The Company does not believe the adoption of this guidance will have a material effect on the Company’s consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, which requires an entity that determines the cost of inventory by methods other than last-in, first-out and the retail inventory method to measure inventory at the lower of cost and net realizable value. This standard is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2016. The Company does not believe the adoption of this guidance will have a material effect on the Company’s consolidated financial statements.

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

Other Revisions

In addition to the sublease rent revision and the adoption of ASU 2015-03 as explained above, certain amounts in the consolidated financial statements for prior year periods have been revised to conform to the current period's presentation. The impact to prior periods of these revisions was not significant with no impact on previously reported operating income, net income, cash flows from operations or stockholders' equity.

NOTE 3.  INVENTORY

The net realizable value of inventory consisted of the following:

	March 31, 2016	December 31, 2015
	(in thousands)

Finished product ready for sale	$497,682	$487,075
Work-in-process, bulk product and raw materials	59,200	62,242
Packaging supplies	5,986	6,568
Total inventory	$562,868	$555,885

NOTE 4.  REFRANCHISING

Held for Sale

The Company classifies assets as held for sale when it commits to a plan to dispose of the assets by refranchising specific stores in their current condition at a price that is reasonable, and the Company believes completing the sale within one year is probable without significant changes.  Assets held for sale are recorded at the lower of their carrying value or fair value, less costs to sell and depreciation is ceased on assets at the time they are classified as held for sale.

The Company has begun to execute its previously announced refranchising strategy, which includes increasing the proportion of its domestic stores that are franchise locations. In March 2016, the Company completed an asset purchase agreement to sell 84 of its company-owned stores to a franchisee with the sale expected to occur in the second quarter of 2016. The Company also expects to complete a sale of 10 of its stores to another franchisee in 2016, half of which are expected to close in the second quarter.

As of March 31, 2016, the Company classified as held for sale, within “Prepaid and other current assets” in the accompanying consolidated balance sheet, the applicable assets of 94 company-owned stores the Company expects to sell during the next 12 months as described above with a corresponding reduction to inventory, goodwill and property, plant and equipment, net. The fair values of these assets exceeded their respective carrying values. The following summarizes the financial statement carrying amounts of assets as held for sale at March 31, 2016:

(in thousands)
Inventory	$7,803
Goodwill	3,849
Property, plant and equipment, net	1,736
Total held for sale assets	$13,388

Gains on Refranchising

Refranchising pre-tax gains of approximately $20 million are expected to be recorded associated with the sale of 94 company-owned stores as explained above, the majority of which will be recognized in the second quarter of 2016. These gains are calculated by subtracting the carrying value of applicable assets disposed of from the sales proceeds. In addition, the initial franchise fee received is included in the gain along with any other costs incurred by the Company to get the underlying assets ready for sale. The Company recognizes gains on refranchising after the asset purchase agreement is signed, the franchisee has taken possession of the store and management is satisfied that the franchisee can meet its financial obligations. Gains of $1.0 million and $0.3 million were recorded in the current quarter and prior year quarter, respectively.

NOTE 5.  LONG-TERM DEBT

Long-term debt consisted of the following:

	March 31, 2016	December 31, 2015
	(in thousands)
Term Loan Facility (net of $2.4 million and $3.3 million discount)	$1,173,398	$1,174,369
Revolving Credit Facility	133,000	43,000
Notes	237,581	235,085
Debt issuance costs	(3,039)	(3,276)
Total debt	1,540,940	1,449,178
Less: current maturities	(4,550)	(4,550)
Long-term debt	$1,536,390	$1,444,628

The Company maintains a $1.2 billion term loan facility (the “Term Loan Facility”) that matures in March 2019. The Company also maintains a $300.0 million revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Senior Credit Facility”) that matures in September 2018 as described in more detail below. On August 10, 2015, the Company issued $287.5 million principal amount of 1.5% convertible senior notes due 2020 (the "Notes") in a private offering.

At March 31, 2016 and December 31, 2015, the interest rate under the Term Loan Facility was 3.25%. The Revolving Credit Facility had a weighted average interest rate of 2.7% and 2.6% at March 31, 2016 and December 31, 2015, respectively. At March 31, 2016 and December 31, 2015, the commitment fee on the undrawn portion of the Revolving Credit Facility was 0.5%, and the fee on outstanding letters of credit was 2.50%.

Refinancing of Revolving Credit Facility

The Company amended the Revolving Credit Facility on March 4, 2016, to extend its maturity from March 2017 to September 2018 and increase total availability from $130.0 million to $300.0 million. In connection with this transaction, the Company incurred $1.7 million of costs, which were capitalized as deferred financing fees within "Other long-term assets" and will be amortized to interest expense over the new term of the Revolving Credit Facility. At March 31, 2016, the Company had $161.4 million available under the Revolving Credit Facility, after giving effect to $133.0 million of borrowings outstanding (including $90.0 million drawn in the current quarter) and $5.6 million utilized to secure letters of credit.

Convertible Debt
The Notes consist of the following components:

	March 31, 2016	December 31, 2015
	(in thousands)
Liability component
Principal	$287,500	$287,500
Conversion feature	(44,039)	(46,271)
Discount related to debt issuance costs	(5,880)	(6,144)
Net carrying amount	$237,581	$235,085

Equity component
Conversion feature	$49,680	$49,680
Debt issuance costs	(1,421)	(1,421)
Deferred taxes	(17,750)	(17,750)
Net amount recorded in additional paid-in capital	$30,509	$30,509

Interest Expense

Interest expense consisted of the following:

	Three months ended March 31,
	2016	2015
	(in thousands)
Senior Credit Facility:
Term Loan Facility coupon	$9,666	$10,932
Revolver	616	168
Amortization of discount and debt issuance costs	592	463
Total Senior Credit Facility	10,874	11,563
Notes:
Coupon	1,078	—
Amortization of conversion feature	2,232	—
Amortization of discount and debt issuance costs	275	—
Total Notes	3,585	—
Interest income and other	(16)	(48)
Interest expense, net	$14,443	$11,515

NOTE 6.  FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS
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
The carrying value and estimated fair value of the Term Loan Facility and Notes (excluding the equity component classified in stockholders' equity) were as follows:

	March 31, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Term Loan Facility	$1,173,398	$1,163,131	$1,174,369	$1,145,010
Notes	237,581	194,222	235,085	188,940
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

DMAA / Aegeline Claims.  Prior to December 2013, the Company sold products manufactured by third parties that contained derivatives from geranium known as 1.3-dimethylpentylamine/dimethylamylamine/13-dimethylamylamine, or "DMAA," which were recalled from the Company's stores in November 2013, and/or Aegeline, a compound extracted from bael trees. As of March 31, 2016, the Company was named in 28 personal injury lawsuits involving products containing DMAA and/or Aegeline.
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
California Wage and Break Claims. In July 2011, Charles Brewer, on behalf of himself and all others similarly situated, sued General Nutrition Corporation in federal court, alleging state and federal wage and hour claims. In

October 2011, plaintiff filed an eight-count amended complaint alleging, among other matters, meal, rest break and overtime violations on behalf of sales associates and store managers. In January 2013, the Court conditionally certified a Fair Labor Standards Act ("FLSA") class with respect to one of Plaintiff's claims, and in November 2014, the Court granted in part and denied in part the plaintiff's motion to certify a California class and granted the Company's motion for decertification of the FLSA class. In May 2015, plaintiffs filed a motion for partial summary judgment as to the Company's alleged liability for non-compliant wage statements, which was granted in part and denied in part in September 2015. On February 5, 2016, the Company and attorneys representing the putative class agreed to class-wide settlements of the Brewer case and an additional, immaterial case raising similar claims, pursuant to which the Company agreed to pay up to $9.5 million in the aggregate, including attorneys’ fees and costs. Following a hearing on April 19, 2016, the Court preliminarily approved the settlement agreement, which remains subject to final Court approval. As a result of this settlement, the Company recorded a charge of $6.3 million in the fourth quarter of 2015, in addition to $3.2 million previously accrued in the first quarter of 2015.
On February 29, 2012, former Senior Store Manager, Elizabeth Naranjo, individually and on behalf of all others similarly situated, sued General Nutrition Corporation in the Superior Court of the State of California for the County of Alameda. The complaint contains eight causes of action, alleging, among other matters, meal, rest break and overtime violations. As of March 31, 2016, an immaterial liability has been accrued in the accompanying financial statements.
Jason Olive v. General Nutrition Corp. In April 2012, Jason Olive filed a complaint in the Superior Court of California, County of Los Angeles, for misappropriation of likeness in which he alleges that the Company continued to use his image in stores after the expiration of the license to do so in violation of common law and California statutes. Mr. Olive is seeking compensatory, punitive and statutory damages and attorneys’ fees and costs. The trial in this matter is scheduled for July 11, 2016. As of March 31, 2016, an immaterial liability has been accrued in the accompanying financial statements.

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

NOTE 8. EARNINGS PER SHARE
The following table represents the Company's basic and dilutive weighted average shares:

	Three months ended March 31,
	2016	2015
	(in thousands)
Basic weighted-average shares	73,078	87,865
Effect of dilutive stock-based awards	295	240
Diluted weighted-average shares	73,373	88,105
In each of the three months ended March 31, 2016 and 2015, the Company had 0.1 million of time-based and market-based stock awards that were not included in the computation of diluted earnings per share because the impact of applying the treasury stock method was anti-dilutive. Because certain conditions have not been met as of March 31, 2016 with respect to the Company's performance-based awards, the Company has determined these awards to be contingently issuable; as a result, all 0.1 million outstanding performance-based awards were not included in the diluted EPS calculation in each of the three months ended March 31, 2016 and 2015.
The Company has the intent and ability to settle the principal portion of its Notes in cash, and as such, has applied the treasury stock method, which has resulted in all underlying convertible shares being anti-dilutive as the Company's average stock price in the current quarter is less than the conversion price. Refer to Note 5, "Long-Term Debt" for more information on the Notes.

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

Both plans have provisions allowing for the granting of stock options, restricted stock and other stock-based awards and are available to eligible employees, directors, consultants or advisers as determined by the Compensation Committee. The Company will not grant any additional awards under the 2007 Stock Plan. Up to 11.5 million shares of common stock may be issued under the 2015 Stock plan (subject to adjustment to reflect certain transactions and events specified in the 2015 Stock Plan for any award grant), of which 7.1 million shares remain available for issuance as of March 31, 2016.

The following table sets forth a summary of all stock-based compensation awards outstanding under all plans:

	March 31, 2016	December 31, 2015
	(in thousands)
Time-based stock options	1,288	688
Time-based restricted stock awards	322	194
Performance-based restricted stock awards	141	141
Market-based restricted stock awards	167	—
Total	1,918	1,023

Stock-Based Compensation Activity

During the three months ended March 31, 2016, the Company granted the following stock-based compensation awards:

March 31, 2016
(in thousands)
Time-based stock options	629
Time-based restricted stock awards	194
Market-based restricted stock awards	167
Total	990

Time-based stock options vest 25% per year over a period of four years and the fair value was determined using the Black-Scholes model. Key assumptions used for the options granted during the quarter include a dividend yield between 2.31% and 3.06%, an expected term of 6.3 years, volatility of 30.7%, and a risk-free rate between 1.32% and 1.90%. Time-based restricted stock awards vest one-third per year over a period of three years.

Market-based awards vest at the end of a three-year period based upon total shareholder return compared with that of a selected group of peer companies. Total shareholder return is defined as share price appreciation plus the value of dividends paid during the three-year vesting period. Fair value of these awards was determined using a Monte Carlo simulation, which requires various inputs and assumptions, including the Company's common stock price. Compensation cost for these awards is recognized regardless of whether the market condition is achieved. Vested shares may range from 0% to 200% of the original target. Key assumptions used in the Monte Carlo simulation for the awards granted during the quarter include peer group volatility of 34.2% and a risk-free rate of 0.89%.

The awards granted during the quarter will result in compensation expense of $14.1 million, net of expected forfeitures, over the requisite service period assuming the market-based awards vest at 100% of the original target award.

The Company recognized $1.4 million and $1.3 million of total non-cash stock-based compensation expense for the three months ended March 31, 2016 and 2015, respectively. At March 31, 2016, there was approximately $22.5 million of total unrecognized compensation cost related to non-vested stock-based compensation for all awards previously made that are expected to be recognized over a weighted average period of approximately 1.8 years.

Share Repurchase Program

In August 2015, the Board approved a $500.0 million multi-year repurchase program in addition to the $500.0 million multi-year program approved in August 2014, bringing the aggregate share repurchase program to $1.0 billion of Holdings' common stock. Holdings repurchased $218.9 million of common stock (including $17.9 million purchased that cash settled in April) during the three months ended March 31, 2016 and has utilized $792.0 million of the current repurchase program. As of March 31, 2016, $208.0 million remains available for purchase under the program.

NOTE 10.  SEGMENTS

The Company aggregates its operating segments into three reportable segments, which include Retail, Franchise, and Manufacturing / Wholesale. The Company's chief operating decision maker, its chief executive officer, evaluates segment operating results based primarily on performance indicators, including revenue and operating income. Operating income of each reportable segment excludes certain items that are managed at the consolidated level, such as warehousing, distribution and corporate costs. The following table represents key financial information for each of the Company's reportable segments. Refer to Note 2, "Basis of Presentation" for a description of the prior period revision associated with sublease rent income. Refer to Note 12, "Subsequent Events" for a description of the change in the Company's reportable segments effective in the second quarter of 2016.

	Three months ended March 31,
	2016	2015
	(in thousands)
Revenue:
Retail	$495,962	$503,466
Franchise	115,480	122,276
Manufacturing / Wholesale:
Intersegment revenues	63,031	66,254
Third-party	57,463	55,524
Subtotal Manufacturing / Wholesale	120,494	121,778
Total reportable segment revenues	731,936	747,520
Elimination of intersegment revenues	(63,031)	(66,254)
Total revenue	$668,905	$681,266
Operating income:
Retail	$80,562	$92,362
Franchise	35,971	39,683
Manufacturing / Wholesale	19,300	21,122
Total reportable segment operating income	135,833	153,167
Unallocated corporate and other costs:
Warehousing and distribution costs	(18,008)	(17,785)
Corporate costs	(23,760)	(25,777)
Subtotal unallocated corporate and other costs	(41,768)	(43,562)
Total operating income	94,065	109,605
Interest expense, net	14,443	11,515
Income before income taxes	$79,622	$98,090

NOTE 11.  INCOME TAXES

The Company recognized $28.8 million of income tax expense (or 36.2% of pre-tax income) during the three months ended March 31, 2016 compared with $34.8 million (or 35.5% of pre-tax income) in the prior year quarter.

At March 31, 2016 and December 31, 2015, the Company had $6.8 million (which if recognized, would affect the effective tax rate) and $7.3 million of unrecognized tax benefits, respectively, excluding interest and penalties. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company had accrued $1.7 million and $1.8 million at March 31, 2016 and December 31, 2015, respectively, for potential interest and penalties associated with uncertain tax positions. To the extent interest and penalties are not assessed with respect to the ultimate settlement of uncertain tax positions, amounts previously accrued will be reversed as a reduction to income tax expense.
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

NOTE 12. SUBSEQUENT EVENTS

On April 26, 2016, the Board authorized and declared a cash dividend for the second quarter of 2016 of $0.20 per share of common stock, payable on or about June 24, 2016 to stockholders of record as of the close of business on June 10, 2016.

As described in Note 4, "Refranchising", the Company expects to sell 94 corporate stores to two franchisees and record pre-tax gains of approximately $20 million, the majority of which will be recognized in the second quarter of 2016.

The Company’s previously disclosed refranchising strategy, which will increase the proportion of domestic stores that are franchise locations in 2016 and beyond, will result in a change in the Company’s organizational structure and the financial reporting utilized by the Company’s chief operating decision maker (its chief executive officer) to assess performance and allocate resources; as a result, the Company's reportable segments will change effective in the second quarter of 2016.  The Company believes that the new segments will better present management’s new view of the business. The new reportable segments will be disclosed beginning in the Company's second quarter of 2016. The following table shows the new reportable segments compared with the previous reporting structure.

Old	New
Segment: Retail Includes: Company-owned stores in the U.S., Puerto Rico and Canada, The Health Store and e-commerce, including Discount Supplements, which was sold in the fourth quarter of 2015	Segment: U.S. and Canada Includes: Company-owned stores in the U.S., Puerto Rico and Canada, franchise stores in the U.S. and e-commerce

Segment: Franchise Includes: Domestic and international franchise locations and China operations	Segment: International Includes: Franchise locations in approximately 50 countries, The Health Store and China operations

Segment: Manufacturing / Wholesale Includes: Manufactured product sold to the Company's other segments, third-party contract manufacturing and sales to wholesale partners	Segment: Manufacturing / Wholesale Includes: Manufactured product sold to the Company's other segments, third-party contract manufacturing and sales to wholesale partners (no change from old)

Other Includes: Discount Supplements, an e-commerce business which was sold in the fourth quarter of 2015

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q. The following information presented for the three months ended March 31, 2016 and 2015 was prepared by management, is unaudited, and was derived from our unaudited consolidated financial statements and accompanying notes. In the opinion of management, all adjustments necessary for a fair statement of our financial position and operating results for such periods and as of such dates have been included.

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

All forward-looking statements, including, without limitation, our examination of historical operating trends, are based upon our current expectations and various assumptions. We believe there is a reasonable basis for our expectations and beliefs, but they are inherently uncertain. We may not realize our expectations, and our beliefs may not prove correct. Actual results could differ materially from those described or implied by such forward-looking statements. The following uncertainties and factors, among others including, but not limited to, those we describe under the caption “Risk Factors” in this Quarterly Report on Form 10-Q and our 2015 10-K, could affect future performance and cause actual results to differ materially from those matters expressed in or implied by forward-looking statements:

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

Business Overview

We are a global specialty retailer of health, wellness and performance products, including protein, performance supplements, weight management supplements, vitamins, herbs and greens, wellness supplements, health and beauty, food and drink and other general merchandise. We derive our revenues principally from: product sales through our company-owned stores; the Internet through our websites, GNC.com and LuckyVitamin.com; domestic and international franchise activities; and sales of products manufactured in our facilities to third parties. We sell products through a worldwide network of more than 9,000 locations operating under the GNC brand name.
We benefit from significant competitive strengths that we believe drive our business and position us for ongoing success, including our:

•	Highly-valued and well-recognized brand;

•	Loyal customer base;

•	Strong market position;

•	Unique product offerings and robust innovation capabilities;

•	Diversified business model;

•	Vertically integrated operations that underpin our business strategy;

•	Differentiated service model that fosters an exceptional customer experience; and

•	Highly experienced management team.

Executive Overview

Our executive team is committed to our core principles and strategic evolution plan, which started during the second half of 2014 with the appointment of our new chief executive officer and other key executive positions. Foundationally, we remain focused on a customer-focused evolution of our brand and culture defined by core principles that we believe enable GNC to foster one-to-one customer engagement and, ultimately, to connect our customers to their best. These principles include development of:

•	meaningful, long-term connections with our customers;

•	deep expertise in health, wellness and performance;

•	solutions tailored to meet our customers’ unique goals;

•	a best-in-class shopping experience; and

•	customer-driven decision making and rigorous quality standards.
To further our strategic evolution, we implemented a rigorous, customer-focused testing process in our merchandising, marketing, store operations and other key decision-making focal points relevant to our business. We reset our stores with an enhanced focus on plant and nature based proteins, women's beauty products and functional foods, while also significantly expanding the assortment of products available to customers in many of our stores and simplifying our pricing communications. We undertook a transition toward more brand-relevant and product-focused marketing to improve the overall effectiveness of our marketing efforts. Additionally, we made a series of operational changes to optimize our inventory processes, which helped our associates dedicate additional time to developing product knowledge and servicing our customers.
However, while our business remains profitable and we continue to recognize strong cash flow, with approximately 95% of our company-owned stores' cash flow exceeding our weighted average cost of capital, we also have faced recent significant challenges to our strategy and our business, including increased competition, intensified regulatory and other governmental scrutiny, including inquiries from state attorneys general, and negative media coverage of our industry, year-over-year declines in same store sales and, consequently, heightened volatility in the trading price of our common stock.
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

•
Executing our refranchising strategy. We have undertaken an accelerated drive to increase the proportion of our domestic stores that are franchise locations, which we expect to accomplish both by increasing the proportion of new stores that are franchise locations and by transitioning company-owned stores to franchise locations. We are currently targeting a balanced portfolio of domestic company-owned and franchise locations over the next three to four years, beginning in 2016. As part of this effort, we remain focused on creating and nurturing franchise partnerships that support our brand image. We believe that this strategy can result in significant value creation for our stockholders. During the first quarter of 2016, we executed an agreement to refranchise 84 stores to one franchisee during the second quarter of 2016 and expect to refranchise another 10 stores to a second franchisee in 2016, half of which are expected to close in the second quarter. We expect the refranchising of these 94 stores will result in pre-tax gains on refranchising of approximately $20 million, the majority of which will be recognized during the second quarter of 2016.

•
Implementing a revised pricing strategy. Early in 2016, we began to launch an intensive effort to develop and implement an improved pricing strategy to be applied primarily to our domestic company-owned stores. Our intent is to appropriately identify and price known value items, to create a clear definition of role and intent by product category, further improve the clarity of our price message and more closely align the customer’s perception of our pricing with the quality and value of our products. We expect the results of this initiative to be evident beginning in late 2016 and beyond.

•
Enhancing our customer loyalty program. Following extensive consumer research during 2015, we currently are in the process of reviewing various enhancements to our loyalty program, which currently includes 6.5 million Gold Card customers. We believe that further developing and encouraging active customer participation in a robust customer loyalty program is an important step toward our goals for building meaningful, long-term connection with our customers. We expect the results of this initiative to be evident beginning in 2017 and beyond.

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
Key Indicators

We evaluate segment operating results based on several indicators. The primary key performance indicators are revenues and operating income for each segment. Revenues and operating income, as evaluated by our chief operating decision maker (our chief executive officer), exclude certain items that are managed at the consolidated level, such as warehousing, distribution and corporate costs. The following discussion compares the revenues and the operating income by segment, as well as those items excluded from the segment totals.
Same store sales growth represents the percentage change in same store point-of-sale retail sales in the period presented compared with the prior year period. Same store sales are calculated on a daily basis for each store and exclude the net sales of a store for any period if the store was not open during the same period of the prior year. We include our internet sales of GNC.com in our domestic retail company-owned same store sales calculation and effective January 1, 2016 we are excluding Drugstore.com, which does not have a significant impact. When a store's square footage has been changed as a result of reconfiguration or relocation in the same mall or shopping center, the store continues to be treated as a same store. If, during the period presented, a store was closed, relocated to a different mall or shopping center, or converted to a franchise store or a company-owned store, sales from that store up to and including the closing day or the day immediately preceding the relocation or conversion are included as same store sales as long as the store was open during the same period of the prior year. We exclude sales during the period presented that occurred on or after the date of relocation to a different mall or shopping center or the date of a conversion.
Results of Operations

(Expressed as a percentage of total consolidated revenue)

	Three months ended March 31,
	2016	2015
Revenues:
Retail	74.1%	73.9%
Franchise	17.3%	17.9%
Manufacturing / Wholesale:
Intersegment revenues	9.4%	9.7%
Third party	8.6%	8.2%
Subtotal Manufacturing / Wholesale	18.0%	17.9%
Elimination of intersegment revenue	(9.4)%	(9.7)%
Total net revenues	100.0%	100.0%
Operating expenses:
Cost of sales, including warehousing, distribution and occupancy	64.7%	63.4%
Gross profit	35.3%	36.6%
Selling, general and administrative	21.4%	20.5%
Gains on refranchising	(0.2)%	(0.1)%
Other (income) loss, net	—%	0.1%
Total operating expenses	85.9%	83.9%
Operating income:
Retail	12.0%	13.6%
Franchise	5.4%	5.8%
Manufacturing / Wholesale	2.9%	3.1%
Unallocated corporate and other costs:
Warehousing and distribution costs	(2.7)%	(2.6)%
Corporate costs	(3.5)%	(3.8)%
Subtotal unallocated corporate and other costs	(6.2)%	(6.4)%
Total operating income	14.1%	16.1%
Interest expense, net	2.2%	1.7%
Income before income taxes	11.9%	14.4%
Income tax expense	4.3%	5.1%
Net income	7.6%	9.3%

Note: The presentation of certain immaterial amounts in our consolidated financial statements of prior periods have been revised to conform to the current periods presented. Specifically, sublease rental income received from franchisees is presented as “Revenue” compared with the previous presentation as a reduction to occupancy expense in “Cost of sales, including warehousing, distribution, and occupancy.” This revision has no impact on operating income. For additional information regarding this revision, see Item 1, "Financial Statements," Note 2, "Basis of Presentation" under "Revision for Sublease Rent Income."

The following table summarizes our stores for the periods indicated:

	Three months ended March 31,
	2016	2015
Company-Owned(a):
Beginning of period balance	3,594	3,497
Store Openings	8	21
Acquired franchise stores(b)	5	7
Franchise conversions(c)	(4)	(2)
Store closings	(20)	(7)
End of period balance	3,583	3,516
Franchise:
Domestic
Beginning of period balance	1,084	1,070
Store openings	4	8
Acquired franchise stores(b)	(5)	(7)
Franchise conversions(c)	4	2
Store closings	(5)	(2)
End of period balance	1,082	1,071
International(d)
Beginning of period balance	2,085	2,140
Store openings	18	19
Store closings	(44)	(37)
End of period balance	2,059	2,122
Store-within-a-store (Rite Aid):
Beginning of period balance	2,327	2,269
Store openings	14	9
Store closings	(1)	(1)
End of period balance	2,340	2,277
Total Stores	9,064	8,986
_______________________________________________________________________________
(a) Includes Canada and 10 locations of The Health Store.
(b) Stores that were acquired from franchisees and subsequently converted into company-owned stores.
(c) Company-owned store locations sold to franchisees.
(d) Includes franchise locations in approximately 50 countries (including distribution centers where sales are made).

Comparison of the Three Months Ended March 31, 2016 (current quarter) and 2015 (prior year quarter)

Revenues

Our consolidated net revenues decreased $12.4 million, or 1.8%, to $668.9 million for the three months ended March 31, 2016 compared with $681.3 million for the same period in 2015. The decrease was the result of lower sales in the Retail and Franchise segments, partially offset by higher sales in our Manufacturing / Wholesale segment, excluding intersegment revenue.

Retail.  Revenues in our Retail segment decreased $7.5 million, or 1.5%, to $496.0 million for the three months ended March 31, 2016 compared with $503.5 million in the prior year quarter due in part to the sale of Discount Supplements in the fourth quarter of 2015, which resulted in a decrease in revenue of $7.2 million year-over-year. In addition, negative domestic retail same store sales of 2.6% resulted in an $11.5 million decrease in revenue year-over-year. Negative same store sales were primarily due to lower sales in the vitamin category including the impact of deep discounts related to excess vitamin inventory nearing expiration. In addition, the timing of the Easter holiday (March in the current year compared with April in the prior year) around which sales historically are low and unfavorable January weather contributed to the decrease.

The impact of foreign exchange rate changes, primarily related to the Canadian dollar, resulted in a decrease of $2.9 million to segment revenue. Partially offsetting the above decreases was an increase of approximately $13 million from the addition of 67 net new company-owned stores, which increased from 3,516 at March 31, 2015 to 3,583 at March 31, 2016.

Franchise. Revenues in our Franchise segment decreased $6.8 million, or 5.6%, to $115.5 million in the current quarter compared with $122.3 million in the prior year quarter. Domestic franchise revenue decreased $4.1 million to $81.8 million in the current quarter compared with $85.9 million in the prior year quarter due to lower wholesale sales and royalties. Our franchisees did not participate in all corporate promotions and many have not adopted our expanded assortment initiative; as a result, our franchisees reported lower retail same store sales as compared with our corporate stores or negative 5.6% in the first quarter of 2016.

International revenue decreased by $2.7 million due to lower wholesale sales and royalties primarily resulting from challenges we are experiencing in Turkey and Australia, partially offset by an increase in revenue associated with our China operations. Our international franchisees have reported negative retail same store sales of 3.5% in the current quarter excluding the impact of foreign exchange rate changes relative to the U.S. dollar.

    Manufacturing / Wholesale. Revenues in our Manufacturing / Wholesale segment, excluding intersegment sales, increased $2.0 million, or 3.5%, to $57.5 million for the three months ended March 31, 2016 compared with $55.5 million in the prior year quarter. Third-party contract manufacturing sales increased $5.7 million, or 23.1%, to $30.4 million for the three months ended March 31, 2016 compared with $24.7 million in the prior year quarter. This increase was partially offset by a decrease in wholesale sales of $3.7 million, or 12.2%.

Cost of Sales and Gross Profit

Cost of sales, which includes product costs, warehousing, distribution and occupancy costs increased $1.3 million to $433.1 million for the three months ended March 31, 2016 compared with $431.8 million in the prior year quarter, which together with the decrease in revenue resulted in a $13.6 million decrease in gross profit, which declined from $249.4 million in the prior year quarter to $235.8 million in the current quarter. Gross profit, as a percentage of net revenue, decreased from 36.6% for the quarter ended March 31, 2015 to 35.3% in the current quarter due to lower domestic retail product margin rate resulting from deep discounts on excess vitamin inventory nearing expiration and occupancy expense deleverage associated with negative same store sales.

Selling, General and Administrative (“SG&A”) Expense

SG&A expense, including compensation and related benefits, advertising and other expenses, increased $3.3 million, or 2.4%, to $143.1 million for the three months ended March 31, 2016 compared with $139.8 million in the prior year quarter. SG&A expense, as a percentage of net revenue, was 21.4% and 20.5% for the three months ended March 31, 2016 and 2015, respectively.

During the prior year quarter, the Company recorded an increase to a legal accrual and a decrease in bad debt expense associated with a reduction in the previously established allowance for certain of our international franchisees, based on cash collected. Together, these changes resulted in an increase in SG&A expense of $1.8 million. Also in the prior year quarter, SG&A expense increased by $2.8 million as a result of the correction of an immaterial error as further explained in Item 1, "Financial Statements," Note 2, "Basis of Presentation." Excluding these expenses, SG&A expense increased $7.9 million in the current quarter from $135.2 million to $143.1 million.

The increase in SG&A expense of $7.9 million, excluding the prior year charges noted above, was primarily due to an increase of $4.5 million in advertising expense in the current quarter as we restored marketing spend to more normalized levels, which includes the impact of the timing of the current year “just ask, we make it simple” campaign occurring in the current quarter compared with the prior year “80 years of quality” campaign occurring in the second quarter. In addition, compensation and related benefits increased $2.5 million, excluding the prior year charge noted above, primarily due to higher salaries and benefits to support our increased company-owned store base, including the impact of the completion in early 2016 of our senior management team.

Gains on refranchising

Gains on refranchising, which represents gains on the sale of company-owned stores to franchisees, increased $0.7 million to $1.0 million for the three months ended March 31, 2016 compared with $0.3 million in the prior year quarter. The increase was due to the sale of four corporate stores to franchisees in the current quarter compared with the sale of two corporate stores in the prior year quarter.

Other Income, net

Other income, net, includes a foreign currency gain $0.3 million in the current quarter compared with a currency loss of $0.4 million recorded in the prior year quarter.

Operating Income

As a result of the foregoing, consolidated operating income decreased $15.5 million or 14.2%, to $94.1 million for the three months ended March 31, 2016 compared with $109.6 million in the prior year quarter. Operating income, as a percentage of net revenue, was 14.1% and 16.1% for the three months ended March 31, 2016 and 2015, respectively.

Retail. Operating income decreased $11.8 million, or 12.8%, to $80.6 million for the three months ended March 31, 2016 compared with $92.4 million for the same period in 2015. Operating income as a percentage of segment revenue was 16.2% in the current quarter compared with 18.3% in the prior year quarter. The decrease compared with the prior year quarter was primarily due to lower domestic retail product margin rate resulting from discounts on excess vitamin inventory nearing expiration, occupancy expense deleverage associated with negative same store sales and higher advertising expense as described above. These decreases to operating income were partially offset by the prior year $2.8 million correction of an immaterial error as described above and the sale of Discount Supplements in the fourth quarter of 2015, which resulted in an increase to operating income of $1.4 million year-over-year.

Franchise. Operating income decreased $3.7 million, or 9.4%, to $36.0 million for the three months ended March 31, 2016 compared with $39.7 million in the prior year quarter. Operating income was 31.1% of segment revenue in the current quarter compared with 32.5% in the prior year quarter. Gains on refranchising were $1.0 million and $0.3 million in the current quarter and prior year quarter, respectively. Excluding these gains and the prior year reduction in the previously established bad debt allowance associated with certain of our international franchisees explained above, operating income was 30.3% and 30.2% of segment revenue in the three months ended March 31, 2016 and 2015, respectively.

Manufacturing / Wholesale. Operating income decreased $1.8 million, or 8.6%, to $19.3 million for the three months ended March 31, 2016 compared with $21.1 million in the prior year quarter.  Operating income as a percentage of segment revenue decreased from 17.3% in the prior year quarter to 16.0% in the current quarter primarily due to lower proprietary sales, which generally contribute higher margins.

Corporate costs. Corporate overhead costs decreased $2.0 million to $23.8 million for the three months ended March 31, 2016 compared with $25.8 million in the prior year quarter, primarily due to a legal accrual recorded in the prior year quarter, partially offset by higher compensation and related benefits primarily due to the completion in early 2016 of our senior management team.

Interest Expense, net

Interest expense was $14.4 million in the three month period ended March 31, 2016 compared with $11.5 million in the three months ended March 31, 2015. The increase in interest expense was primarily due to the convertible debt issuance in August 2015 and amounts drawn under the Revolving Credit Facility.

Income Tax Expense

We recognized $28.8 million of income tax expense (or 36.2% of pre-tax income) during the three months ended March 31, 2016 compared with $34.8 million (or 35.5% of pre-tax income) for the same period in 2015.

Net Income

As a result of the foregoing, consolidated net income decreased $12.5 million to $50.8 million for the three months ended March 31, 2016 compared with $63.3 million for the same period in 2015.

Diluted Earnings Per Share

Diluted earnings per share decreased 4.2% from $0.72 for the three months ended March 31, 2015 to $0.69 for the same period in 2016 due to a 19.7% decrease in net income, partially offset by a decrease in the weighted average diluted shares outstanding of 16.7% as a result of the share repurchase program.

Change in Reportable Segments

Our previously disclosed refranchising strategy, which will increase the proportion of domestic stores that are franchise locations in 2016 and beyond, will result in a change in the organizational structure and the financial reporting utilized by our chief operating decision maker (our chief executive officer) to assess performance and allocate resources; as a result, our reportable segments will change effective in the second quarter of 2016.  We believe that the new segments will better present our new view of the business. The new reportable segments will be disclosed beginning in the Company's second quarter of 2016.

The following table shows the new reportable segments compared with the previous reporting structure.

Old	New
Segment: Retail Includes: Company-owned stores in the U.S., Puerto Rico and Canada, The Health Store and e-commerce including Discount Supplements, which was sold in the fourth quarter of 2015	Segment: U.S. and Canada Includes: Company-owned stores in the U.S., Puerto Rico and Canada, franchise stores in the U.S. and e-commerce

Segment: Franchise Includes: Domestic and international franchise locations and China operations	Segment: International Includes: Franchise locations in approximately 50 countries, The Health Store and China operations

Segment: Manufacturing / Wholesale Includes: Manufactured product sold to the our other segments, third-party contract manufacturing and sales to wholesale partners	Segment: Manufacturing / Wholesale Includes: Manufactured product sold to the our other segments, third-party contract manufacturing and sales to wholesale partners (no change from old)

Other Includes: Discount Supplements, an e-commerce business which was sold in the fourth quarter of 2015

The table below presents the current quarter results and the interim periods in 2015 and 2014 under the new reportable segments. As part of this change, warehousing and distribution costs will be allocated, as appropriate, to our reportable segments.

	2016	2015					2014
(Unaudited)	Q1		Q1	Q2	Q3	Q4		Q1	Q2	Q3	Q4
	3/31	Full Year	3/31	6/30	9/30	12/31	Full Year	3/31	6/30	9/30	12/31
Revenue:	(in thousands)
U.S. and Canada	$574,600	$2,240,515	$578,938	$582,584	$565,252	$513,741	$2,207,283	$572,494	$574,557	$551,921	$508,311
International	36,842	183,007	39,624	44,159	50,568	48,656	174,934	41,554	42,737	45,761	44,882
Manufacturing / Wholesale:
Intersegment revenues	63,031	267,377	66,254	72,984	67,511	60,628	291,220	81,195	75,723	73,808	60,494
Third-party	57,463	235,680	55,524	56,233	61,620	62,303	241,176	61,944	59,566	61,529	58,137
Subtotal Manufacturing / Wholesale	120,494	503,057	121,778	129,217	129,131	122,931	532,396	143,139	135,289	135,337	118,631
Total reportable segment revenues	731,936	2,926,579	740,340	755,960	744,951	685,328	2,914,613	757,187	752,583	733,019	671,824
Other	—	24,096	7,180	6,588	5,918	4,410	31,613	8,586	8,677	7,700	6,650
Elimination of intersegment revenues	(63,031)	(267,377)	(66,254)	(72,984)	(67,511)	(60,628)	(291,220)	(81,195)	(75,723)	(73,808)	(60,494)
Total revenue	$668,905	$2,683,298	$681,266	$689,564	$683,358	$629,110	$2,655,006	$684,578	$685,537	$666,911	$617,980
Operating income:
U.S. and Canada	$86,301	$378,233	$100,555	$105,519	$93,745	$78,414	$382,248	$103,022	$103,785	$97,667	$77,774
International	13,103	64,486	16,214	15,693	16,118	16,461	59,734	16,061	15,502	12,130	16,041
Manufacturing / Wholesale	18,433	86,172	20,007	21,061	22,521	22,583	85,539	22,562	21,869	21,760	19,348
Total reportable segment operating income	117,837	528,891	136,776	142,273	132,384	117,458	527,521	141,645	141,156	131,557	113,163
Other	(11)	(37,444)	(1,394)	(1,088)	(29,591)	(5,371)	411	259	270	3,769	(3,887)
Corporate costs	(23,761)	(98,340)	(25,777)	(23,547)	(20,643)	(28,373)	(88,420)	(20,649)	(20,375)	(26,601)	(20,795)
Total operating income	$94,065	$393,107	$109,605	$117,638	$82,150	$83,714	$439,512	$121,255	$121,051	$108,725	$88,481

Note: The presentation of certain immaterial amounts in our consolidated financial statements of prior periods have been revised to conform to the current periods presented. Specifically, sublease rental income received from franchisees is presented as “Revenue” compared with the previous presentation as a reduction to occupancy expense in “Cost of sales, including warehousing, distribution, and occupancy.” This revision has no impact on operating income. For additional information regarding this revision, see Item 1, "Financial Statements," Note 2, "Basis of Presentation" under "Revision for Sublease Rent Income."

Liquidity and Capital Resources

We expect to fund our operations through internally generated cash and, if necessary, from borrowings under our $300.0 million Revolving Credit Facility.  At March 31, 2016, we had $161.4 million available under the Revolving Credit Facility, after giving effect to $133.0 million of borrowings outstanding (including $90.0 million drawn in the current quarter) and $5.6 million utilized to secure letters of credit.

We expect our primary uses of cash in the near future will be for capital expenditures, working capital requirements, and funding share repurchases and quarterly dividends to stockholders that are approved by our Board.

We currently anticipate that cash generated from operations, together with amounts available under the Revolving Credit Facility, will be sufficient to meet our operating expenses and fund capital expenditures as they become due. During the current quarter, we extended the maturity date of our Revolving Credit Facility from March 2017 to September 2018 and increased the amount available from $130.0 million to $300.0 million. We are required to make quarterly principal payments of $1.1 million on the amount outstanding under our Term Loan Facility, payable every quarter beginning March 31, 2014 and ending on December 31, 2018. Our ability to make scheduled payments of principal on, to pay interest on or to refinance our debt and to satisfy our other debt obligations will depend on our future operating performance, which will be affected by general economic, financial and other factors beyond our control.  We are currently in compliance with our debt covenant reporting and compliance obligations under our Senior Credit Facility and expect to remain in compliance during 2016.

Cash Provided by Operating Activities

Cash provided by operating activities increased by $25.4 million from $116.9 million in the three months ended March 31, 2015 to $142.3 million in the three months ended March 31, 2016 primarily due to lower tax payments and improved working capital, partially offset by reduced operating performance.

Cash Used in Investing Activities

Cash used in investing activities was $10.2 million and $7.2 million for the three months ended March 31, 2016 and 2015, respectively. Capital expenditures were $10.5 million and $7.5 million for the three months ended March 31, 2016 and 2015, respectively.

We expect capital expenditures to be approximately $75 million in 2016, which includes investments for strategic initiatives, IT infrastructure, store development and maintenance. We anticipate funding our 2016 capital requirements with cash flows from operations and, if necessary, borrowings under the Revolving Credit Facility.

Cash Used in Financing Activities

For the three months ended March 31, 2016, cash used in financing activities was $128.4 million, primarily consisting of the repurchase of an aggregate of $201.0 million in shares of common stock under share repurchase programs and dividends paid to our stockholders of $14.3 million, partially offset with $90.0 million in borrowings under our Revolving Credit Facility.

For the three months ended March 31, 2015, cash used in financing activities was $76.5 million, primarily consisting of the repurchase of an aggregate of $60.6 million in shares of common under the repurchase program and dividends paid to stockholders of $15.8 million.

Contractual Obligations

During the quarter ended March 31, 2016, we borrowed $90.0 million on our Revolving Credit Facility. Refer to Item 1, "Financial Statements," Note 5, "Long-Term Debt" for more information. There have been no other material changes in our contractual obligations as disclosed in the 2015 10-K.

Critical Accounting Estimates

There have been no material changes to the application of critical accounting policies and significant judgments and estimates since those disclosed in our 2015 10-K.

Recent Accounting Pronouncements

Refer to Item 1, "Financial Statements," Note 2, "Basis of Presentation."

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes to our market risk since December 31, 2015. For a discussion of our exposure to market risk, refer to Part II, Item 7A "Quantitative and Qualitative Disclosures About Market Risk" of our 2015 10-K.
Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act has been appropriately recorded, processed, summarized and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our CEO and CFO have concluded that, as of March 31, 2016, our disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) that occurred during the last fiscal quarter, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1.   Legal Proceedings

DMAA / Aegeline Claims. Prior to December 2013, we sold products manufactured by third parties that contained derivatives from geranium known as 1.3-dimethylpentylamine/ dimethylamylamine/ 13-dimethylamylamine, or "DMAA," which were recalled from our stores in November 2013, and/or Aegeline, a compound extracted from bael trees. As of March 31, 2016 we were named in the following 28 personal injury lawsuits involving products containing DMAA and/or Aegeline:

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
Other Legal Proceedings.    For additional information regarding certain other legal proceedings to which we are a party, see Note 7, "Contingencies" to the accompanying financial statements.

Item 1A.   Risk Factors

There have been no material changes to the disclosures relating to this item from those set forth in the 2015 10-K.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth information regarding Holdings’ purchases of shares of common stock during the quarter ended March 31, 2016:

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs

January 1 to January 31, 2016	1,841,940	$27.59	1,841,940	$376,140,464
February 1 to February 29, 2016	1,811,656	$27.72	1,811,656	$325,920,586
March 1 to March 31, 2016	3,944,944	$29.89	3,944,944	$208,022,537
Total	7,598,540	$28.81	7,598,540

(1)	Other than as set forth in the table above, we made no purchases of shares of Class A common stock for the quarter ended March 31, 2016.

(2)
In August 2015, the Board approved a $500.0 million multi-year repurchase program in addition to the $500.0 million multi-year program approved in August 2014, bringing the aggregate share repurchase program to $1.0 billion of Holdings' common stock. Holdings repurchased $218.9 million of common stock (including $17.9 million which cash settled in April) during the three months ended March 31, 2016 and has utilized $792.0 million of the current repurchase program. As of March 31, 2016, $208.0 million remains available for purchase under the program.

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

GNC HOLDINGS, INC.
(Registrant)

/s/ Tricia K. Tolivar
Date: April 28, 2016	Tricia K. Tolivar
Chief Financial Officer
(Principal Financial Officer)