Form 10-Q
period 2016-06-30
GNC HOLDINGS, INC.
filed 2016-07-28
CIK 1502034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of July 22, 2016, there were 68,382,474 outstanding shares of Class A common stock, par value $0.001 per share (the “common stock”), of GNC Holdings, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GNC HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(unaudited)
(in thousands)

	June 30, 2016	December 31, 2015
Current assets:
Cash and cash equivalents	$48,220	$56,462
Receivables, net (Note 4)	158,349	142,486
Inventory (Note 3)	602,679	555,885
Deferred income taxes	10,927	10,916
Prepaid and other current assets	40,730	27,114
Total current assets	860,905	792,863
Long-term assets:
Goodwill	646,796	649,892
Brands	720,000	720,000
Other intangible assets, net	115,181	119,204
Property, plant and equipment, net	222,956	230,535
Deferred income taxes	3,358	3,358
Other long-term assets	33,416	38,555
Total long-term assets	1,741,707	1,761,544
Total assets	$2,602,612	$2,554,407
Current liabilities:
Accounts payable	$185,767	$152,099
Current portion of long-term debt (Note 5)	4,550	4,550
Deferred revenue and other current liabilities	127,859	121,062
Total current liabilities	318,176	277,711
Long-term liabilities:
Long-term debt (Note 5)	1,590,193	1,444,628
Deferred income taxes	305,650	304,491
Other long-term liabilities	57,348	59,016
Total long-term liabilities	1,953,191	1,808,135
Total liabilities	2,271,367	2,085,846
Contingencies (Note 7)
Stockholders’ equity:
Common stock	114	114
Additional paid-in capital	918,479	916,128
Retained earnings	1,144,795	1,058,148
Treasury stock, at cost	(1,725,349)	(1,496,180)
Accumulated other comprehensive loss	(6,794)	(9,649)
Total stockholders’ equity	331,245	468,561
Total liabilities and stockholders’ equity	$2,602,612	$2,554,407

The accompanying notes are an integral part of the consolidated financial statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(unaudited)
(in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenue	$673,218	$689,564	$1,342,123	$1,370,829
Cost of sales, including warehousing, distribution and occupancy	434,520	433,232	867,580	865,064
Gross profit	238,698	256,332	474,543	505,765
Selling, general, and administrative	138,984	140,090	282,056	279,858
Gains on refranchising (Note 4)	(16,885)	(1,149)	(17,900)	(1,491)
Other loss (income), net	375	(247)	98	155
Operating income	116,224	117,638	210,289	227,243
Interest expense, net (Note 5)	15,275	11,644	29,718	23,159
Income before income taxes	100,949	105,994	180,571	204,084
Income tax expense (Note 11)	36,921	38,637	65,728	73,457
Net income	$64,028	$67,357	$114,843	$130,627
Earnings per share (Note 8):
Basic	$0.94	$0.79	$1.63	$1.51
Diluted	$0.94	$0.79	$1.62	$1.50
Weighted average common shares outstanding (Note 8):
Basic	68,176	85,501	70,627	86,677
Diluted	68,303	85,777	70,760	86,934
Dividends declared per share	$0.20	$0.18	$0.40	$0.36

The accompanying notes are an integral part of the consolidated financial statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net income	$64,028	$67,357	$114,843	$130,627
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(70)	2,149	2,855	(3,162)
Comprehensive income	$63,958	$69,506	$117,698	$127,465

The accompanying notes are an integral part of the consolidated financial statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands)

	Common Stock		Treasury Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Class A
	Shares	Dollars
Balance at December 31, 2015	76,276	$114	$(1,496,180)	$916,128	$1,058,148	$(9,649)	$468,561
Comprehensive income	—	—	—	—	114,843	2,855	117,698
Purchase of treasury stock	(7,926)	—	(229,169)	—	—	—	(229,169)
Dividends declared	—	—	—	—	(28,196)	—	(28,196)
Exercise of stock options	21	—	—	305	—	—	305
Restricted stock awards	33	—	—	—	—	—	—
Minimum tax withholding requirements	(22)	—	—	(622)	—	—	(622)
Net excess tax benefits from stock-based compensation	—	—	—	(281)	—	—	(281)
Stock-based compensation	—	—	—	2,949	—	—	2,949
Balance at June 30, 2016	68,382	$114	$(1,725,349)	$918,479	$1,144,795	$(6,794)	$331,245

Balance at December 31, 2014	88,335	$113	$(1,016,381)	$877,566	$898,574	$(3,829)	$756,043
Comprehensive income (loss)	—	—	—	—	130,627	(3,162)	127,465
Purchase of treasury stock	(3,668)	—	(164,798)	—	—	—	(164,798)
Dividends declared	—	—	—	—	(31,099)	—	(31,099)
Exercise of stock options	52	1	—	1,075	—	—	1,076
Restricted stock awards	237	—	—	—	—	—	—
Minimum tax withholding requirements	(7)	—	—	(423)	—	—	(423)
Net excess tax benefits from stock-based compensation	—	—	—	475	—	—	475
Stock-based compensation	—	—	—	3,080	—	—	3,080
Balance at June 30, 2015	84,949	$114	$(1,181,179)	$881,773	$998,102	$(6,991)	$691,819

The accompanying notes are an integral part of the consolidated financial statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six months ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$114,843	$130,627
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	28,209	28,628
Amortization of debt costs	6,245	925
Stock-based compensation	2,949	3,080
Gains on refranchising	(17,900)	(1,491)
Changes in assets and liabilities:
Decrease (increase) in receivables	15,121	(459)
(Increase) in inventory	(53,073)	(348)
(Increase) in prepaid and other current assets	(11,715)	(4,624)
Increase in accounts payable	36,751	17,549
Increase in deferred revenue and accrued liabilities	6,558	11,687
Other operating activities	2,901	(1,379)
Net cash provided by operating activities	130,889	184,195

Cash flows from investing activities:
Capital expenditures	(20,809)	(20,131)
Refranchising proceeds	1,831	1,051
Store acquisition costs	(1,395)	(962)
Net cash used in investing activities	(20,373)	(20,042)

Cash flows from financing activities:
Borrowings under revolving credit facility	182,000	—
Payments on revolving credit facility	(40,000)	—
Payments on term loan facility	(2,275)	(2,400)
Debt issuance costs	(1,712)	—
Proceeds from exercise of stock options	305	1,075
Gross excess tax benefits from stock-based compensation	156	475
Minimum tax withholding requirements	(622)	(423)
Cash paid for treasury stock	(229,169)	(164,798)
Dividends paid to shareholders	(27,974)	(31,017)
Net cash used in financing activities	(119,291)	(197,088)

Effect of exchange rate changes on cash and cash equivalents	533	(121)
Net increase in cash and cash equivalents	(8,242)	(33,056)
Beginning balance, cash and cash equivalents	56,462	133,834
Ending balance, cash and cash equivalents	$48,220	$100,778

The accompanying notes are an integral part of the consolidated financial statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES
Supplemental Cash Flow Information
(unaudited)
(in thousands)

	As of June 30,
	2016	2015
Non-cash investing activities:
Accrued capital expenditures	$2,714	$2,716
Receivable related to sale of 84 company-owned stores to a franchisee	28,054	—

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

The Company is vertically integrated as its operations consist of purchasing raw materials, formulating and manufacturing products and selling the finished products through its three reportable segments, which effective in the second quarter of 2016 include U.S. and Canada, International, and Manufacturing / Wholesale (refer to Note 10, "Segments" for more information). Corporate retail store operations are located in the United States, Canada, Puerto Rico, China and, beginning with the acquisition of THSD d/b/a The Health Store ("The Health Store") in 2014, Ireland. In addition, the Company offers products on the Internet through its websites, GNC.com and LuckyVitamin.com. The Company also offered product on the Internet through its 2013 acquisition of A1 Sports Limited d/b/a Discount Supplements (“Discount Supplements”) up to and including December 31, 2015 when the assets of Discount Supplements were sold and operations were ceased. Franchise locations exist in the United States and approximately 50 other countries. The Company operates its primary manufacturing facilities in South Carolina and distribution centers in Arizona, Indiana, Pennsylvania and South Carolina. The Company manufactures the majority of its branded products, but also merchandises various third-party products. Additionally, the Company licenses the use of its trademarks and trade names.

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

Revision for Sublease Rent Income

The Company revised its presentation of sublease income received from its franchisees for prior year periods to conform to the current period’s presentation with no impact on previously reported gross profit, operating income, net income, shareholders’ equity or cash flow from operations. The Company is the primary obligor of the leases for the majority of its franchise store locations and makes rental payments directly to the landlord and separately bills the franchisee for reimbursement. Accordingly, beginning in the first quarter of 2016, sublease rental income received from franchisees is appropriately presented as “Revenue” compared with the previous presentation as a reduction to occupancy expense in “Cost of sales, including warehousing, distribution, and occupancy" on the consolidated statements of income. In addition, the deferred rent asset associated with recognizing sublease rental income for lease agreements that contain escalation clauses, which are fixed and determinable, on a straight-line basis is now appropriately presented in “Other long-term assets” compared with the previous presentation as a reduction to the deferred rent liability in “Other long-term liabilities" on the consolidated balance sheets. This revision is not material to prior periods.

The following table includes the revisions to the 2015 consolidated statements of income:

	Three months ended June 30	Six months ended June 30
Revenue:	(in thousands)
Prior to revision	$678,520	$1,348,767
Revision	11,044	22,062
As Revised	$689,564	$1,370,829
Cost of sales, including warehousing, distribution and occupancy:
Prior to revision	$422,188	$843,002
Revision	11,044	22,062
As Revised	$433,232	$865,064

The following table includes the revision to the consolidated balance sheet:

December 31, 2015
Other long-term assets:	(in thousands)
Prior to revision (*)	$32,891
Revision	5,664
As Revised	$38,555
Other long-term liabilities:
Prior to revision	$53,352
Revision	5,664
As Revised	$59,016

(*) Includes the adoption of ASU 2015-03 and 2015-15 relating to the presentation of deferred financing fees as described below, which reclassified $3.3 million of debt issuance costs from "Other long-term assets" to "Long-term debt" at December 31, 2015 on the consolidated balance sheet.

Correction of Prior Year Immaterial Error

During the quarter ended March 31, 2015, the Company identified a $2.8 million error relating to prior periods in the calculation of the portion of the accrued payroll liability relating to certain amounts paid to store employees. The impact of this error was not material to any prior period. Consequently, the Company corrected the error in the first quarter of 2015 by increasing selling, general and administrative expense on the consolidated statement of income and deferred revenue and other current liabilities on the consolidated balance sheet by $2.8 million. The impact to net income was a decrease of $1.8 million for the six months ended June 30, 2015. This correction had no impact on cash flows from operations for the prior year six-month period.

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

Recently Issued Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, which includes multiple provisions intended to simplify various aspects of accounting and reporting for share-based payments. Currently, the difference between the deduction for tax purposes and the compensation cost of a share-based payment award results in either an excess tax benefit or deficiency. These excess tax benefits are recognized in additional paid-in capital and tax deficiencies (to the extent there are previous tax benefits) are recognized as an offset to accumulated excess tax benefits. If no previous tax benefit exists, the deficiencies are recognized in the income statement. The changes require all excess tax benefits and tax deficiencies related to share-based payments be recognized as income tax expense or benefit in the income statement as opposed to equity. The excess tax benefit in the cash flow statement will also change from its current presentation as a financing activity to being classified with other income tax as an operating activity. This standard is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2016. The Company is currently evaluating the impact this guidance will have on the Company's consolidated financial statements.

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

NOTE 3.  INVENTORY

The net realizable value of inventory consisted of the following:

	June 30, 2016	December 31, 2015
	(in thousands)

Finished product ready for sale	$532,771	$487,075
Work-in-process, bulk product and raw materials	64,017	62,242
Packaging supplies	5,891	6,568
Total inventory	$602,679	$555,885

NOTE 4.  REFRANCHISING

Gains on Refranchising

The Company has begun to execute its previously announced refranchising strategy, which includes increasing the proportion of its domestic stores that are franchise locations. During the six months ended June 30, 2016, the Company refranchised 90 of its company-owned stores, including 86 refranchised during the three months ended June 30, 2016 and recorded refranchising gains of $17.9 million, of which $16.9 million were relating to the current quarter. The Company refranchised five and seven stores, respectively, during the three and six months ended June 30, 2015 and recorded refranchising gains of $1.1 million and $1.5 million during the respective periods.

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

During the three months ended June 30, 2016, the Company completed the refranchising of 84 stores to one franchisee for $28.6 million of net proceeds resulting in a gain of $16.5 million. The Company provided a short term promissory note as bridge financing while the franchisee secured third party bank loans. The demand note of $23.0 million was recorded within "Receivables, net" on the accompanying consolidated balance sheet and was paid in July 2016. The remaining proceeds consist of a $0.5 million deposit and $5.1 million due to the Company primarily related to inventory recorded within "Receivables, net." The $28.1 million in combined receivables will be presented as an investing cash flow for the nine months ending September 30, 2016.

Held for Sale

The Company classifies assets as held for sale when it commits to a plan to dispose of the assets by refranchising specific stores in their current condition at a price that is reasonable and the Company believes completing the sale within one year is probable without significant changes.  Assets held for sale are recorded at the lower of their carrying value or fair value, less costs to sell and depreciation is ceased on assets at the time they are classified as held for sale.

As of June 30, 2016, the Company classified as held for sale, within “Prepaid and other current assets” in the accompanying consolidated balance sheet, the applicable assets of 10 company-owned stores the Company expects to sell during the next 12 months with a corresponding reduction to inventory, goodwill and property, plant and equipment, net. The fair values of these assets exceeded their respective carrying values. The following table summarizes the financial statement carrying amount of assets classified as held for sale at June 30, 2016:

(in thousands)
Inventory	$944
Goodwill	720
Property, plant and equipment, net	125
Total held for sale assets	$1,789

Goodwill

In connection with the Company's change in reportable segments described in Note 10, "Segments," the Company's Domestic Retail and Domestic Franchise reporting units were combined into one Domestic Stores reporting unit, consistent with how the segment manager now reviews this business effective in the second quarter of 2016. The amount of goodwill derecognized in a refranchising is determined by a fraction (the numerator of which is the fair value of the portion of the reporting unit being sold and the denominator of which is the fair value of the Domestic Stores reporting unit) that is applied to the total goodwill balance of the Domestic Stores reporting unit. The fair value of the portion of the reporting unit sold is determined by the sales price, which is generally based on the discounted future cash flows expected to be generated by the franchisee. Appropriate adjustments are made to the fair value determinations if such franchise agreement is determined to not be at prevailing market rates.  In connection with the sale of 90 company-owned stores to franchisees during the six months ended June 30, 2016, the Company derecognized $3.5 million of goodwill that was included in the carrying value of the assets sold.

NOTE 5.  LONG-TERM DEBT

Long-term debt consisted of the following:

	June 30, 2016	December 31, 2015
	(in thousands)
Term Loan Facility (net of $1.9 million and $2.2 million discount)	$1,172,427	$1,174,369
Revolving Credit Facility	185,000	43,000
Notes	240,102	235,085
Debt issuance costs	(2,786)	(3,276)
Total debt	1,594,743	1,449,178
Less: current maturities	(4,550)	(4,550)
Long-term debt	$1,590,193	$1,444,628

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

At June 30, 2016 and December 31, 2015, the interest rate under the Term Loan Facility was 3.25%. The Revolving Credit Facility had a weighted average interest rate of 2.7% and 2.6% at June 30, 2016 and December 31, 2015, respectively. At June 30, 2016 and December 31, 2015, the commitment fee on the undrawn portion of the Revolving Credit Facility was 0.5%, and the fee on outstanding letters of credit was 2.50%.

Refinancing of Revolving Credit Facility

The Company amended the Revolving Credit Facility on March 4, 2016, to extend its maturity from March 2017 to September 2018 and increase total availability from $130.0 million to $300.0 million. In connection with this transaction, the Company incurred $1.7 million of costs, which were capitalized as deferred financing fees within "Other long-term assets" and will be amortized to interest expense over the new term of the Revolving Credit Facility. At June 30, 2016, the Company had $109.4 million available under the Revolving Credit Facility, after giving effect to $185.0 million of borrowings outstanding and $5.6 million utilized to secure letters of credit.

Convertible Debt
The Notes consist of the following components:

	June 30, 2016	December 31, 2015
	(in thousands)
Liability component
Principal	$287,500	$287,500
Conversion feature	(41,787)	(46,271)
Discount related to debt issuance costs	(5,611)	(6,144)
Net carrying amount	$240,102	$235,085

Equity component
Conversion feature	$49,680	$49,680
Debt issuance costs	(1,421)	(1,421)
Deferred taxes	(17,750)	(17,750)
Net amount recorded in additional paid-in capital	$30,509	$30,509

Interest Expense

Interest expense consisted of the following:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands)
Senior Credit Facility:
Term Loan Facility coupon	$9,657	$11,043	$19,323	$21,975
Revolver	1,445	170	2,061	338
Amortization of discount and debt issuance costs	592	462	1,184	925
Total Senior Credit Facility	11,694	11,675	22,568	23,238
Notes:
Coupon	1,078	—	2,156	—
Amortization of conversion feature	2,252	—	4,484	—
Amortization of discount and debt issuance costs	280	—	555	—
Total Notes	3,610	—	7,195	—
Interest income and other	(29)	(31)	(45)	(79)
Interest expense, net	$15,275	$11,644	$29,718	$23,159

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
The carrying value and estimated fair value of the Term Loan Facility and Notes (excluding the equity component classified in stockholders' equity) were as follows:

	June 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Term Loan Facility	$1,172,427	$1,148,978	$1,174,369	$1,145,010
Notes	240,102	200,348	235,085	188,940
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

DMAA / Aegeline Claims.  Prior to December 2013, the Company sold products manufactured by third parties that contained derivatives from geranium known as 1.3-dimethylpentylamine/dimethylamylamine/13-dimethylamylamine, or "DMAA," which were recalled from the Company's stores in November 2013, and/or Aegeline, a compound extracted from bael trees. As of June 30, 2016, the Company was named in 28 personal injury lawsuits involving products containing DMAA and/or Aegeline.
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
California Wage and Break Claims. In July 2011, Charles Brewer, on behalf of himself and all others similarly situated, sued General Nutrition Corporation in federal court, alleging state and federal wage and hour claims. In October 2011, plaintiff filed an eight-count amended complaint alleging, among other matters, meal, rest break and overtime violations on behalf of sales associates and store managers. In January 2013, the Court conditionally certified a Fair Labor Standards Act ("FLSA") class with respect to one of Plaintiff's claims, and in November 2014, the Court granted in part and denied in part the plaintiff's motion to certify a California class and granted the Company's motion for decertification of the FLSA class. In May 2015, plaintiffs filed a motion for partial summary judgment as to the Company's alleged liability for non-compliant wage statements, which was granted in part and denied in part in September 2015. On February 5, 2016, the Company and attorneys representing the putative class agreed to class-wide settlements of the Brewer case and an additional, immaterial case raising similar claims, pursuant to which the Company agreed to pay up to $9.5 million in the aggregate, including attorneys’ fees and costs. Following a hearing on April 19, 2016, the Court preliminarily approved the settlement agreement, which remains subject to final Court approval. A hearing regarding final Court approval is currently scheduled for August 23, 2016. As a result of this settlement, the Company recorded a charge of $6.3 million in the fourth quarter of 2015, in addition to $3.2 million previously accrued in the first quarter of 2015.
On February 29, 2012, former Senior Store Manager, Elizabeth Naranjo, individually and on behalf of all others similarly situated, sued General Nutrition Corporation in the Superior Court of the State of California for the County of Alameda. The complaint contains eight causes of action, alleging, among other matters, meal, rest break and overtime violations. As of June 30, 2016, an immaterial liability has been accrued in the accompanying financial statements.
Jason Olive v. General Nutrition Corp. In April 2012, Jason Olive filed a complaint in the Superior Court of California, County of Los Angeles, for misappropriation of likeness in which he alleges that the Company continued to use his image in stores after the expiration of the license to do so in violation of common law and California statutes. Mr. Olive is seeking compensatory, punitive and statutory damages and attorneys’ fees and costs. The trial in this matter began on July 20, 2016 and is ongoing. As of June 30, 2016, an immaterial liability has been accrued in the accompanying financial statements.

Oregon Attorney General. On October 22, 2015, the Attorney General for the State of Oregon sued General Nutrition Corporation in Multnomah County Circuit Court for alleged violations of Oregon’s Unlawful Trade Practices Act, in connection with its sale in Oregon of certain third-party products. The Company intends to continue to vigorously defend against these allegations. As any losses that may arise from this matter are not probable or reasonably estimable at this time, no liability has been accrued in the accompanying interim consolidated financial statements. Moreover, the Company does not anticipate that any such losses are likely to have a material impact on the Company, its business or results of operations. The Company is contractually entitled to indemnification and defense by its third-party vendors, which have accepted the Company’s tender request for defense and indemnification. Ultimately, however, the Company's ability to obtain full recovery in respect of any such claims against it is dependent upon the creditworthiness of its vendors and/or their insurance coverage and the absence of any significant defenses available to their insurers.

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

NOTE 8. EARNINGS PER SHARE
The following table represents the Company's basic and dilutive weighted-average shares:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands)
Basic weighted-average shares	68,176	85,501	70,627	86,677
Effect of dilutive stock-based awards	127	276	133	257
Diluted weighted-average shares	68,303	85,777	70,760	86,934
For the three months ended June 30, 2016 and 2015, the Company had 1.1 million and 0.2 million time-based stock awards, respectively, that were not included in the computation of diluted earnings per share because the impact of applying the treasury stock method was anti-dilutive. For the six months ended June 30, 2016 and 2015, the Company had a combined 0.6 million and 0.2 million of time-based and market-based stock awards, respectively, that were not included in the computation of diluted earnings per share because the impact of applying the treasury stock method was anti-dilutive.

Because certain conditions have not been met as of June 30, 2016 with respect to the Company's performance-based and market-based awards, the Company has determined these awards to be contingently issuable; as a result, all 0.3 million combined outstanding performance-based and market-based awards were not included in the diluted EPS calculation in the three months ended June 30, 2016. All 0.1 million performance-based awards were contingently issuable in the prior year period and excluded from diluted EPS in the three and six months ended June 30, 2015.
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

Both plans have provisions allowing for the granting of stock options, restricted stock and other stock-based awards and are available to eligible employees, directors, consultants or advisers as determined by the Compensation Committee. The Company will not grant any additional awards under the 2007 Stock Plan. Up to 11.5 million shares of common stock may be issued under the 2015 Stock plan (subject to adjustment to reflect certain transactions and events specified in the 2015 Stock Plan for any award grant), of which 7.1 million shares remain available for issuance as of June 30, 2016.
The following table sets forth a summary of all stock-based compensation awards outstanding under all plans:

	June 30, 2016	December 31, 2015
	(in thousands)
Time-based stock options	1,300	688
Time-based restricted stock awards	329	194
Performance-based restricted stock awards	141	141
Market-based restricted stock awards	171	—
Total	1,941	1,023

Stock-Based Compensation Activity

During the six months ended June 30, 2016, the Company granted the following stock-based compensation awards:

(in thousands)
Time-based stock options	643
Time-based restricted stock awards	214
Market-based restricted stock awards	171
Total	1,028

Time-based stock options vest 25% per year over a period of four years and the fair value was determined using the Black-Scholes model. Key assumptions used for the options granted during the current year period include a dividend yield between 2.31% and 3.39%, an expected term of 6.3 years, volatility between 30.1% and 30.7%, and a risk-free rate between 1.13% and 1.90%. Time-based restricted stock awards vest one-third per year over a period of three years.

Market-based awards vest at the end of a three-year period based upon total shareholder return compared with that of a selected group of peer companies. Total shareholder return is defined as share price appreciation plus the value of dividends paid during the three-year vesting period. Fair value of these awards was determined using a Monte Carlo simulation, which requires various inputs and assumptions, including the Company's common stock price. Compensation cost for these awards is recognized regardless of whether the market condition is achieved. Vested shares may range from 0% to 200% of the original target. Key assumptions used in the Monte Carlo simulation for the awards granted during the year include peer group volatility of 34.2% and a risk-free rate of 0.89%.

The above awards granted during the six months ended June 30, 2016 will result in compensation expense of $14.7 million, net of expected forfeitures, over the service period from the applicable grant date through the date of vesting.

The Company recognized $1.5 million and $1.8 million of total non-cash stock-based compensation expense for the three months ended June 30, 2016 and 2015, respectively and $2.9 million and $3.1 million for the six months ended June 30, 2016 and 2015. At June 30, 2016, there was approximately $19.1 million of total unrecognized compensation cost related to non-vested stock-based compensation, net of expected forfeitures, for all awards previously made that are expected to be recognized over a weighted-average period of approximately 1.7 years.

Share Repurchase Program

In August 2015, the Board approved a $500.0 million multi-year repurchase program in addition to the $500.0 million multi-year program approved in August 2014, bringing the aggregate share repurchase program to $1.0 billion of Holdings' common stock. Holdings repurchased $229.2 million of common stock during the six months ended June 30, 2016 and has utilized $802.2 million of the current repurchase program. As of June 30, 2016, $197.8 million remains available for purchase under the program.

NOTE 10.  SEGMENTS

The Company’s refranchising strategy, which is increasing the proportion of domestic stores that are franchise locations in 2016 and beyond, has resulted in a change in the Company’s organizational structure and the financial reporting utilized by the Company’s chief operating decision maker (its chief executive officer) to assess performance and allocate resources; as a result, the Company's reportable segments have changed effective in the second quarter of 2016.  The Company believes that the new segments better present management’s new view of the business.     The Company aggregates its operating segments into three reportable segments, which effective in the second quarter of 2016, include U.S. and Canada, International and Manufacturing / Wholesale. In connection with the change in the Company's segment reporting, warehousing and distribution costs have been allocated to each reportable segment, as appropriate. The Company's chief operating decision maker evaluates segment operating results based primarily on performance indicators, including revenue and operating income. Operating income of each reportable segment excludes certain items that are managed at the consolidated level, such as corporate costs. The following table shows the new reportable segments compared with the previous reporting structure.

Old	New
Segment: Retail Includes: Company-owned stores in the U.S., Puerto Rico and Canada, The Health Store and e-commerce including Discount Supplements, which was sold in the fourth quarter of 2015	Segment: U.S. and Canada Includes: Company-owned stores in the U.S., Puerto Rico and Canada, franchise stores in the U.S. and e-commerce

Segment: Franchise Includes: Domestic and international franchise locations and China operations	Segment: International Includes: Franchise locations in approximately 50 countries, The Health Store and China operations

Segment: Manufacturing / Wholesale Includes: Manufactured product sold to our other segments, third-party contract manufacturing and sales to wholesale partners	Segment: Manufacturing / Wholesale Includes: Manufactured product sold to our other segments, third-party contract manufacturing and sales to wholesale partners (no change from old)

Other Includes: Discount Supplements, an e-commerce business which was sold in the fourth quarter of 2015

The following table represents key financial information for each of the Company's reportable segments. Refer to Note 2, "Basis of Presentation" for a description of the prior period revision associated with sublease rent income.

	Three months ended June 30,		Six months ended June 30,
	2016	2015 (*)	2016	2015 (*)
	(in thousands)
Revenue:
U.S. and Canada	$570,943	$582,584	$1,145,543	$1,161,522
International	43,077	44,159	79,919	83,783
Manufacturing / Wholesale:
Intersegment revenues	56,556	72,984	119,587	139,238
Third-party	59,198	56,233	116,661	111,757
Subtotal Manufacturing / Wholesale	115,754	129,217	236,248	250,995
Total reportable segment revenues	729,774	755,960	1,461,710	1,496,300
Other	—	6,588	—	13,767
Elimination of intersegment revenues	(56,556)	(72,984)	(119,587)	(139,238)
Total revenue	$673,218	$689,564	$1,342,123	$1,370,829
Operating income:
U.S. and Canada	$104,549	$105,519	$190,850	$206,073
International	13,649	15,694	26,752	31,908
Manufacturing / Wholesale	17,891	21,060	36,324	41,067
Total reportable segment operating income	136,089	142,273	253,926	279,048
Unallocated corporate and other costs:
Corporate costs	(19,865)	(23,547)	(43,626)	(49,324)
Other	—	(1,088)	(11)	(2,481)
Subtotal unallocated corporate and other costs	(19,865)	(24,635)	(43,637)	(51,805)
Total operating income	116,224	117,638	210,289	227,243
Interest expense, net	15,275	11,644	29,718	23,159
Income before income taxes	$100,949	$105,994	$180,571	$204,084

(*) Prior periods have been revised to present the Company's new reportable segments.

NOTE 11.  INCOME TAXES

The Company recognized $36.9 million of income tax expense (or 36.6% of pre-tax income) during the three months ended June 30, 2016 compared with $38.6 million (or 36.5% of pre-tax income) in the prior year quarter. The Company recognized $65.7 million of income tax expense (or 36.4% of pre-tax income) during the six months ended June 30, 2016 compared with $73.5 million (or 36.0% of pre-tax income) for the same period 2015.

At June 30, 2016 and December 31, 2015, the Company had $6.8 million and $7.3 million of unrecognized tax benefits, respectively, excluding interest and penalties, which if recognized, would affect the effective tax rate.The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company accrued $2.0 million and $1.8 million at June 30, 2016 and December 31, 2015, respectively, for potential interest and penalties associated with uncertain tax positions. To the extent interest and penalties are not assessed with respect to the ultimate settlement of uncertain tax positions, amounts previously accrued will be reversed as a reduction to income tax expense.
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

NOTE 12. SUBSEQUENT EVENTS

On July 21, 2016, the Board authorized and declared a cash dividend for the third quarter of 2016 of $0.20 per share of common stock, payable on or about September 30, 2016 to stockholders of record as of the close of business on September 16, 2016.

On July 28, 2016, the Company announced the appointment of Robert F. Moran, who has served as a member of the Board since 2013, as interim Chief Executive Officer, effective immediately. Also on July 28, 2016, the Company announced the departure from the Company and resignation from the Board of Michael G. Archbold, its former Chief Executive Officer, effective July 27, 2016. For the third quarter of 2016 in connection with Mr. Archbold's departure, the Company expects to recognize approximately $4 million in severance expense of which approximately half relates to the acceleration of non-cash stock-based compensation.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q. The following information presented for the three and six months ended June 30, 2016 and 2015 was prepared by management, is unaudited, and was derived from our unaudited consolidated financial statements and accompanying notes. In the opinion of management, all adjustments necessary for a fair statement of our financial position and operating results for such periods and as of such dates have been included. Effective in the second quarter of 2016, we changed our reportable segments as described in more detail under "Change in Reportable Segments" below.

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
Despite recent significant challenges explained below under "Executive Overview," we benefit from competitive strengths that we believe drive our business and position us for success, including our:

•	well-recognized brand;

•	customer base consisting of more than 6 million gold card members;

•	strong operating cash flow;

•	unique product offerings and innovation capabilities;

•	diversified business model;

•	vertically integrated operations;

•	differentiated service model designed to enhance the customer experience; and

•	highly experienced management team.

Executive Overview

Our executive team is committed to our core principles and strategic evolution plan, which started during the second half of 2014 with the appointment of our new chief executive officer and other key executive positions. Foundationally, we remain focused on a customer-centric evolution of our brand and culture defined by core principles that we believe enable GNC to foster one-to-one customer engagement and, ultimately, to connect our customers to their best selves. These principles include development of:

•	meaningful, long-term connections with our customers;

•	deep expertise in health, wellness and performance;

•	solutions tailored to meet our customers’ unique goals;

•	a best-in-class shopping experience; and

•	customer-driven decision making and rigorous quality standards.
While our business remains profitable and we continue to recognize strong cash flow, with approximately 95% of our company-owned stores' cash flow exceeding our weighted-average cost of capital, we also have faced recent significant challenges to our business, including: increased competition; intensified regulatory and other governmental scrutiny, including inquiries from state attorneys general, and negative media coverage of our industry; year-over-year declines in same store sales; and consequently, heightened volatility in the trading price of our common stock.
In an attempt to reverse adverse trends that our business is currently experiencing and improve traffic to our stores, we are focused on the following:

•
marketing effectiveness, including continued development of a precise plan on marketing spend across channels to improve the overall effectiveness in capturing the customers we are seeking, as well as improving our call to action messages designed to increase traffic and highlight our quality products;

•	product innovation, including increasing our flow of new, innovative GNC branded and third party products that attract new customers; and

•
promotion, including our recent all-store BOGO events, which have proven successful and we expect to continue to use them judiciously, conscious that we not develop a consumer reliance on discounting events.  In addition, we are continuing to work with our franchisees to improve the participation in our corporate initiatives, including promotional events and expanded assortment.

In addition to the above, we continue to focus on our other strategic initiatives, which remain the following:

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

•
Executing our refranchising strategy. We have undertaken an accelerated drive to increase the proportion of our domestic stores that are franchise locations, which we expect to accomplish both by increasing the proportion of new stores that are franchise locations and by transitioning company-owned stores to franchise locations. We are currently targeting a balanced portfolio of domestic company-owned and franchise locations over the next three to four years, beginning in 2016. As part of this effort, we remain focused on creating and nurturing franchise partnerships that support our brand image. We believe that this strategy can result in significant value creation for our stockholders. During the six months ended June 30, 2016, we refranchised 90 company-owned stores to franchisees.

•
Implementing a revised pricing strategy. Early in 2016, we launched an intensive effort to develop and implement an improved pricing strategy to be applied primarily in our domestic company-owned stores. Our intent is to appropriately identify and price known value items, to create a clear definition of role and intent by product category, further improve the clarity of our price message and more closely align the customer’s perception of our pricing with the quality and value of our products. We expect the results of this initiative to be evident in 2017 and beyond.

•
Enhancing our customer loyalty program. Following extensive consumer research during 2015, we currently are in the process of reviewing various enhancements to our loyalty program, which currently includes more than 6 million Gold Card customers. We believe that further developing and encouraging active customer participation in a robust customer loyalty program is an important step toward our goals for building meaningful, long-term connection with our customers. We expect the results of this initiative to be evident in 2017 and beyond.

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
Key Indicators

We evaluate segment operating results based on several indicators. The primary key performance indicators are revenues and operating income for each segment. Revenues and operating income, as evaluated by our chief operating decision maker (our chief executive officer), exclude certain items that are managed at the consolidated level, such as corporate costs. The following discussion compares the revenues and the operating income by segment, as well as those items excluded from the segment totals.
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
Results of Operations

(Expressed as a percentage of total consolidated revenue)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenues:
U.S. and Canada	84.8%	84.5%	85.4%	84.7%
International	6.4%	6.4%	6.0%	6.1%
Manufacturing / Wholesale:
Intersegment revenues	8.4%	10.6%	8.9%	10.2%
Third party	8.8%	8.2%	8.6%	8.2%
Subtotal Manufacturing / Wholesale	17.2%	18.8%	17.5%	18.4%
Other	—%	0.9%	—%	1.0%
Elimination of intersegment revenue	(8.4)%	(10.6)%	(8.9)%	(10.2)%
Total net revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of sales, including warehousing, distribution and occupancy	64.5%	62.8%	64.6%	63.1%
Gross profit	35.5%	37.2%	35.4%	36.9%
Selling, general and administrative	20.6%	20.3%	21.0%	20.4%
Gains on refranchising	(2.5)%	(0.2)%	(1.3)%	(0.1)%
Other loss (income), net	0.1%	—%	—%	—%
Total operating expenses	82.7%	82.9%	84.3%	83.4%
Operating income:
U.S. and Canada	15.5%	15.3%	14.2%	15.0%
International	2.0%	2.3%	2.0%	2.3%
Manufacturing / Wholesale	2.8%	3.1%	2.8%	3.1%
Unallocated corporate and other costs:
Corporate costs	(3.0)%	(3.4)%	(3.3)%	(3.6)%
Other	—%	(0.2)%	—%	(0.2)%
Subtotal unallocated corporate and other costs	(3.0)%	(3.6)%	(3.3)%	(3.8)%
Total operating income	17.3%	17.1%	15.7%	16.6%
Interest expense, net	2.3%	1.7%	2.2%	1.7%
Income before income taxes	15.0%	15.4%	13.5%	14.9%
Income tax expense	5.5%	5.6%	4.9%	5.4%
Net income	9.5%	9.8%	8.6%	9.5%

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

The following table summarizes our stores for the periods indicated:

	Six months ended June 30,
	2016	2015
U.S. & Canada
Company-owned(a):
Beginning of period balance	3,584	3,487
Store openings	30	47
Acquired franchise stores(b)	10	20
Franchise conversions(c)	(90)	(7)
Store closings	(28)	(17)
End of period balance	3,506	3,530
Domestic Franchise:
Beginning of period balance	1,084	1,070
Store openings	13	13
Acquired franchise stores(b)	(10)	(19)
Franchise conversions(c)	90	7
Store closings	(14)	(4)
End of period balance	1,163	1,067
International(d):
Beginning of period balance	2,095	2,150
Store openings	43	36
Store closings	(63)	(83)
End of period balance	2,075	2,103
Store-within-a-store (Rite Aid):
Beginning of period balance	2,327	2,269
Store openings	19	36
Store closings	(3)	(1)
End of period balance	2,343	2,304
Total Stores	9,087	9,004
_______________________________________________________________________________
(a) Includes Canada.
(b) Stores that were acquired from franchisees and subsequently converted into company-owned stores.
(c) Company-owned store locations sold to franchisees.
(d) Includes franchise locations in approximately 50 countries (including distribution centers where sales are made) and 10 locations of The Health Store.

Comparison of the Three Months Ended June 30, 2016 (current quarter) and 2015 (prior year quarter)

Revenues

Our consolidated net revenues decreased $16.4 million, or 2.4%, to $673.2 million for the three months ended June 30, 2016 compared with $689.6 million for the same period in 2015. The decrease was the result of lower sales in the U.S. and Canada and International segments, partially offset by higher sales in our Manufacturing / Wholesale segment, excluding intersegment sales.

U.S. and Canada.  Revenues in our U.S. and Canada segment decreased $11.7 million, or 2.0%, to $570.9 million for the three months ended June 30, 2016 compared with $582.6 million in the prior year quarter. Negative domestic retail same store sales of 3.7%, which includes GNC.com, resulted in a $16.3 million decrease in revenue year-over-year. Negative same store sales were primarily due to lower sales in the vitamins and food/drink categories, which more than offset the timing of the Easter holiday (March in current year compared with April in the prior year) around which sales historically are low. Our all-store promotional events were not enough to offset the unexpected decline in retail traffic late in the quarter.

Domestic franchise revenue decreased $1.9 million to $86.5 million in the current quarter compared with $88.4 million in the prior year quarter due to lower wholesale sales and royalties as an overall decline more than offset the earlier timing of our annual franchise convention, which resulted in $6.3 million of higher sales in the current quarter as compared with the prior year quarter. Our franchisees did not participate in all corporate promotions and our expanded assortment initiative has been adopted by approximately half of our franchise stores compared with the significant majority of our corporate stores as of June 30, 2016; as a result, our franchisees reported lower retail same store sales as compared with our corporate stores or negative 6.6% in the second quarter of 2016.

Partially offsetting the above decreases was an increase of $6.5 million due in part to a higher average company-owned store base.

International. Revenues in our International segment decreased $1.1 million, or 2.5%, to $43.1 million in the current quarter compared with $44.2 million in the prior year quarter. Wholesale sales and royalties from franchisees decreased $2.6 million primarily relating to Mexico, Turkey and Chile, partially offset by the earlier timing of the annual franchise convention, which resulted in $4.0 million in higher sales in the current quarter compared with the prior year quarter. Our international franchisees reported negative retail same store sales of 1.6% in the current quarter excluding the impact of foreign exchange rate changes relative to the U.S. dollar. Partially offsetting the above decrease was an increase in revenue of $1.5 million associated with our China business.

    Manufacturing / Wholesale. Revenues in our Manufacturing / Wholesale segment, excluding intersegment sales, increased $3.0 million, or 5.3%, to $59.2 million for the three months ended June 30, 2016 compared with $56.2 million in the prior year quarter. Third-party contract manufacturing sales increased $5.2 million, or 18.3%, to $33.7 million for the three months ended June 30, 2016 compared with $28.5 million in the prior year quarter. This increase was partially offset by a decrease in wholesale sales of $2.2 million, or 8.1% from $27.7 million in the prior year quarter to $25.5 million in the current quarter. Intersegment sales decreased $16.4 million from $73.0 million in the prior year quarter to $56.6 million in the current quarter primarily due to lower proprietary sales.

Other. Revenue decreased by $6.6 million due to the sale of Discount Supplements in the fourth quarter of 2015.

Cost of Sales and Gross Profit

Cost of sales, which includes product costs, warehousing, distribution and occupancy costs increased $1.3 million to $434.5 million for the three months ended June 30, 2016 compared with $433.2 million in the prior year quarter. The increase in cost of sales and decrease in revenue resulted in a $17.6 million decrease in gross profit from $256.3 million in the prior year quarter to $238.7 million in the current quarter. Gross profit, as a percentage of net revenue, decreased from 37.2% for the quarter ended June 30, 2015 to 35.5% in the current quarter due primarily to lower product margin rate in our GNC.com business and expense deleverage associated with negative same store sales.

Selling, General and Administrative (“SG&A”) Expense

SG&A expense, including compensation and related benefits, advertising and other expenses, decreased $1.1 million, or 0.8%, to $139.0 million for the three months ended June 30, 2016 compared with $140.1 million in the prior year quarter. SG&A expense, as a percentage of net revenue, was 20.6% and 20.3% for the three months ended June 30, 2016 and 2015, respectively. The decrease in SG&A expense was primarily due to the reversal of an incentive accrual, partially offset by higher store salaries and benefits to support a higher average company-owned store base.

Gains on refranchising

Gains on refranchising, which represents gains on the sale of company-owned stores to franchisees, increased $15.8 million to $16.9 million for the three months ended June 30, 2016 compared with $1.1 million in the prior year quarter. The increase was due to the sale of 86 company-owned stores in the current quarter, which includes the sale of 84 company-owned stores to one franchisee, compared with five in the prior year quarter.

Other Loss (Income), net

Other loss (income), net, includes a foreign currency loss of $0.4 million in the current quarter compared with a currency gain of $0.2 million recorded in the prior year quarter.

Operating Income

As a result of the foregoing, consolidated operating income decreased $1.4 million, or 1.2%, to $116.2 million for the three months ended June 30, 2016 compared with $117.6 million in the prior year quarter. Operating income, as a percentage of net revenue, was 17.3% and 17.1% for the three months ended June 30, 2016 and 2015, respectively. Operating income was impacted significantly by the current quarter gains on refranchising of $16.9 million associated with the sale of 86 company-owned stores, of which 84 was to one franchisee.

U.S. and Canada. Operating income decreased $1.0 million, or 0.9%, to $104.5 million for the three months ended June 30, 2016 compared with $105.5 million for the same period in 2015. Operating income as a percentage of segment revenue was 18.3% in the current quarter compared with 18.1% in the prior year quarter. Gains on refranchising were $16.9 million and $1.1 million in the current quarter and prior year quarter, respectively, as explained above. Excluding these gains, operating income decreased from 17.9% in the prior year quarter to 15.4% of segment revenue in the current quarter due primarily to lower product margin rate in our GNC.com business and expense deleverage associated with negative same store sales.

International. Operating income decreased $2.1 million, or 13.0%, to $13.6 million for the three months ended June 30, 2016 compared with $15.7 million in the prior year quarter. Operating income was 31.7% of segment revenue in the current quarter compared with 35.5% in the prior year quarter. The decrease in operating income percentage was primarily due to a bad debt allowance associated with a franchisee recorded in the current quarter along with the comparative effect of the reversal of a previously established bad debt allowance with a franchisee in the prior year quarter. In addition, a foreign currency loss was recorded in the current quarter for $0.4 million.

Manufacturing / Wholesale. Operating income decreased $3.2 million, or 15.0%, to $17.9 million for the three months ended June 30, 2016 compared with $21.1 million in the prior year quarter.  Operating income as a percentage of segment revenue decreased from 16.3% in the prior year quarter to 15.5% in the current quarter primarily due to lower intersegment sales, which resulted in unfavorable manufacturing variances, and a higher mix of third-party contract manufacturing sales, which generally contribute lower margins.

Other. Operating income increased by $1.1 million due to the sale of Discount Supplements in the fourth quarter of 2015.

Corporate costs. Corporate overhead costs decreased $3.6 million to $19.9 million for the three months ended June 30, 2016 compared with $23.5 million in the prior year quarter, primarily due to the reversal of an incentive accrual.

Interest Expense, net

Interest expense was $15.3 million in the three month period ended June 30, 2016 compared with $11.6 million in the three months ended June 30, 2015. The increase in interest expense was primarily due to the convertible debt issuance in August 2015 and amounts drawn under the Revolving Credit Facility, partially offset by a lower balance on the Term Loan Facility.

Income Tax Expense

We recognized $36.9 million of income tax expense (or 36.6% of pre-tax income) during the three months ended June 30, 2016 compared with $38.6 million (or 36.5% of pre-tax income) for the same period in 2015.

Net Income

As a result of the foregoing, consolidated net income decreased $3.4 million to $64.0 million for the three months ended June 30, 2016 compared with $67.4 million for the same period in 2015.

Diluted Earnings Per Share

Diluted earnings per share increased 19.0% from $0.79 for the three months ended June 30, 2015 to $0.94 for the same period in 2016 due to a decrease in the weighted average diluted shares outstanding of 20.4% as a result of the share repurchase program, partially offset by a 4.9% decrease to net income, which includes significant refranchising gains in the current quarter.

Comparison of the Six Months Ended June 30, 2016 (current year period) and 2015 (prior year period)

Revenues

Our consolidated net revenues decreased $28.7 million, or 2.1%, to $1,342.1 million for the six months ended June 30, 2016 compared with $1,370.8 million for the same period in 2015. The decrease was the result of lower sales in the U.S. and Canada and International segments, partially offset by higher sales in our Manufacturing / Wholesale segment, excluding intersegment sales.

U.S. and Canada.  Revenues in our U.S. and Canada segment decreased $16.0 million, or 1.4%, to $1,145.5 million for the six months ended June 30, 2016 compared with $1,161.5 million in the prior year period. Negative domestic retail same store sales of 3.2% resulted in a $27.8 million decrease in revenue year-over-year. Negative same store sales were primarily due to lower sales in the vitamin and food/drink categories including the first quarter impact of deep discounts related to excess vitamin inventory nearing expiration.

Domestic franchise revenue decreased $5.9 million to $168.4 million in the current period compared with $174.3 million in the prior year period due to lower wholesale sales and royalties as an overall decline more than offset earlier timing of our annual franchise convention, which resulted in $6.3 million of higher sales in the current year period as compared with the prior year period. Our franchisees did not participate in all corporate promotions and our expanded assortment initiative has been adopted by approximately half of our franchise stores compared with the significant majority of our corporate stores as of June 30, 2016; as a result, our franchisees reported lower retail same store sales as compared with our corporate stores or negative 6.1% in the second quarter of 2016.

The impact of the exchange rate of the Canadian dollar resulted in a $4.1 million decrease in revenue in the current year period compared with the prior year period. Partially offsetting the above decreases was an increase of $21.8 million primarily due to a higher average company-owned store base.

International. Revenues in our International segment decreased $3.9 million, or 4.6%, to $79.9 million in the current period compared with $83.8 million in the prior year period. Wholesale sales and royalties from franchisees decreased $7.3 million primarily relating to Mexico, Chile, Turkey and Australia, partially offset by the earlier timing of our annual franchise convention, which resulted in $4.0 million in higher sales in the current year period as compared with the prior year period. Our international franchisees have reported negative retail same store sales of 2.5% in the current period excluding the impact of foreign exchange rate changes relative to the U.S. dollar. Partially offsetting the decrease was an increase in revenue of $3.5 million associated with our China business.

    Manufacturing / Wholesale. Revenues in our Manufacturing / Wholesale segment, excluding intersegment sales, increased $4.9 million, or 4.4%, to $116.7 million for the six months ended June 30, 2016 compared with $111.8 million in the prior year period. Third-party contract manufacturing sales increased $10.9 million, or 20.5%, to $64.1 million for the six months ended June 30, 2016 compared with $53.2 million in the prior year period. This increase was partially offset by a decrease in wholesale sales of $6.0 million, or 10.2% from $58.6 million in the prior year period to $52.6 million in the current year period. Intersegment sales decreased $19.6 million from $139.2 million in the prior year period to $119.6 million in the current year period primarily due to lower proprietary sales.

Other. Revenue decreased by $13.8 million due to the sale of Discount Supplements in the fourth quarter of 2015.

Cost of Sales and Gross Profit

Cost of sales, which includes product costs, warehousing, distribution and occupancy costs, increased $2.5 million to $867.6 million for the six months ended June 30, 2016 compared with $865.1 million in the prior year period. The increase in cost of sales and decrease in revenue resulted in a $31.3 million decrease in gross profit from $505.8 million in the prior year period to $474.5 million in the current period. Gross profit, as a percentage of net revenue, decreased from 36.9% for the six months ended June 30, 2015 to 35.4% in the six months ended June 30, 2016 due to lower domestic retail product margin rate resulting from first quarter deep discounts on excess vitamin inventory nearing expiration, lower product margin rate in our GNC.com business and occupancy expense deleverage associated with negative same store sales.

Selling, General and Administrative Expense

SG&A expense, including compensation and related benefits, advertising and other expenses, increased $2.2 million, or 0.8%, to $282.1 million for the six months ended June 30, 2016 compared with $279.9 million in the prior year period. SG&A expense, as a percentage of net revenue, was 21.0% and 20.4% for the six months ended June 30, 2016 and 2015, respectively.

During the prior year period, the Company recorded an increase to a legal accrual and a decrease in bad debt expense associated with a reduction in the previously established allowance for certain of our international franchisees, based on cash collected. Together, these changes resulted in an increase in SG&A expense of $1.2 million. Also in the prior year period, SG&A expense increased by $2.8 million as a result of the correction of an immaterial error as further explained in Item 1, "Financial Statements," Note 2, "Basis of Presentation." Excluding these expenses, SG&A expense increased $6.2 million in the current year period from $275.9 million to $282.1 million.

The increase in SG&A expense, excluding the prior year charges noted above, was primarily due to an increase of $4.0 million in advertising expense in the current year period as we restored marketing spend to more normalized levels. In addition, salaries and related benefits increased $3.5 million, excluding the prior year correction of an immaterial error as noted above. The increase in salaries and benefits was primarily related to supporting our increased company-owned store base and the impact of the completion in early 2016 of our senior management team, partially offset by the reversal of an incentive accrual.

Gains on refranchising

Gains on refranchising, which represents gains on the sale of company-owned stores to franchisees, increased $16.4 million to $17.9 million for the six months ended June 30, 2016 compared with $1.5 million in the prior year period. The increase was due to the sale of 90 company-owned stores in the current year period compared with seven during the same prior year period.

Other Loss (Income), net

Other loss (income), net, includes a foreign currency loss of $0.1 million in the current year period compared with a currency loss of $0.2 million recorded in the prior year period.

Operating Income

As a result of the foregoing, consolidated operating income decreased $16.9 million or 7.5%, to $210.3 million for the six months ended June 30, 2016 compared with $227.2 million in the prior year period. Operating income, as a percentage of net revenue, was 15.7% and 16.6% for the six months ended June 30, 2016 and 2015, respectively.

Operating income was impacted significantly by the current year period gains on refranchising of $17.9 million associated with the sale of 90 company-owned stores, of which 84 was to one franchisee.

U.S. and Canada. Operating income decreased $15.2 million, or 7.4%, to $190.9 million for the six months ended June 30, 2016 compared with $206.1 million for the same period in 2015. Gains on refranchising were $17.9 million and $1.5 million in the current period and prior year period, respectively. Excluding these gains, operating income was 15.1% and 17.6% of segment revenue in the six months ended June 30, 2016 and 2015, respectively. The decrease compared with the prior year period was due to lower domestic retail product margin rate resulting from first quarter discounts on excess vitamin inventory nearing expiration, lower product margin rate in our GNC.com business, expense deleverage associated with negative same store sales and higher advertising expense as described above.

International. Operating income decreased $5.1 million, or 16.2%, to $26.8 million for the six months ended June 30, 2016 compared with $31.9 million in the prior year period. Operating income was 33.5% of segment revenue in the current period compared with 38.1% in the prior year period. Excluding the prior year reduction in the previously established bad debt allowance associated with certain of our franchisees explained above, operating income was 33.5% and 34.5% of segment revenue in the six months ended June 30, 2016 and 2015, respectively. The decrease in operating income percentage was due to higher gross profit rate being more than offset primarily by a bad debt allowance associated with a franchisee recorded in the current quarter, higher marketing and deleverage in compensation and related benefits.

Manufacturing / Wholesale. Operating income decreased $4.8 million, or 11.5%, to $36.3 million for the six months ended June 30, 2016 compared with $41.1 million in the prior year period.  Operating income as a percentage of segment revenue decreased from 16.4% in the prior year period to 15.4% in the current period primarily due to lower intersegment sales, which resulted in unfavorable manufacturing variances, and a higher mix of third-party contract manufacturing sales, which generally contribute lower margins.

Other. Operating income increased by $2.5 million due to the sale of Discount Supplements in the fourth quarter of 2015.

Corporate costs. Corporate overhead costs decreased $5.7 million to $43.6 million for the six months ended June 30, 2016 compared with $49.3 million in the prior year period, primarily due to a legal accrual recorded in the prior year period and the reversal of an incentive accrual in the current year period.

Interest Expense, net

Interest expense was $29.7 million in the six month period ended June 30, 2016 compared with $23.2 million in the six months ended June 30, 2015. The increase in interest expense was primarily due to the convertible debt issuance in August 2015 and amounts drawn under the Revolving Credit Facility, partially offset by a lower balance on the Term Loan Facility.

Income Tax Expense

We recognized $65.7 million of income tax expense (or 36.4% of pre-tax income) during the six months ended June 30, 2016 compared with $73.5 million (or 36.0% of pre-tax income) for the same period in 2015.

Net Income

As a result of the foregoing, consolidated net income decreased $15.8 million to $114.8 million for the six months ended June 30, 2016 compared with $130.6 million for the same period in 2015.

Diluted Earnings Per Share

Diluted earnings per share increased $0.12 from $1.50 for the six months ended June 30, 2015 to $1.62 for the same period in 2016 due a decrease in the weighted average diluted shares outstanding of 18.6% as a result of the share repurchase program. This increase was partially offset by a 12.1% decrease in net income, which includes significant refranchising gains in the current year period.

Change in Reportable Segments

Our previously disclosed refranchising strategy, which is increasing the proportion of domestic stores that are franchise locations in 2016 and beyond, has resulted in a change in the organizational structure and the financial reporting utilized by our chief operating decision maker (our chief executive officer) to assess performance and allocate resources; as a result, our reportable segments have changed effective in the second quarter of 2016.  We believe that the new segments better present our new view of the business.

The following table shows the new reportable segments compared with the previous reporting structure.

Old	New
Segment: Retail Includes: Company-owned stores in the U.S., Puerto Rico and Canada, The Health Store and e-commerce including Discount Supplements, which was sold in the fourth quarter of 2015	Segment: U.S. and Canada Includes: Company-owned stores in the U.S., Puerto Rico and Canada, franchise stores in the U.S. and e-commerce

Segment: Franchise Includes: Domestic and international franchise locations and China operations	Segment: International Includes: Franchise locations in approximately 50 countries, The Health Store and China operations

Segment: Manufacturing / Wholesale Includes: Manufactured product sold to our other segments, third-party contract manufacturing and sales to wholesale partners	Segment: Manufacturing / Wholesale Includes: Manufactured product sold to our other segments, third-party contract manufacturing and sales to wholesale partners (no change from old)

Other Includes: Discount Supplements, an e-commerce business which was sold in the fourth quarter of 2015

The table below presents the interim results for 2015 and 2014 and the first quarter of 2016 under the new reportable segments. As part of this change, warehousing and distribution costs were allocated, as appropriate, to our reportable segments.

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

Liquidity and Capital Resources

We expect to fund our operations through internally generated cash and, if necessary, from borrowings under our $300.0 million Revolving Credit Facility.  At June 30, 2016, we had $109.4 million available under the Revolving Credit Facility, after giving effect to $185.0 million of borrowings outstanding and $5.6 million utilized to secure letters of credit.

We expect our primary uses of cash in the near future will be for capital expenditures, working capital requirements, debt repayment and funding quarterly dividends to stockholders that are approved by our Board.

We currently anticipate that cash generated from operations, together with amounts available under the Revolving Credit Facility, will be sufficient to meet our operating expenses and fund capital expenditures as they become due. During the first quarter of 2016, we extended the maturity date of our Revolving Credit Facility from March 2017 to September 2018 and increased the amount available from $130.0 million to $300.0 million. We are required to make quarterly principal payments of $1.1 million on the amount outstanding under our Term Loan Facility, payable every quarter through December 31, 2018. Our ability to make scheduled payments of principal on, to pay interest on or to refinance our debt and to satisfy our other debt obligations will depend on our future operating performance, which will be affected by general economic, financial and other factors beyond our control.  We are currently in compliance with our debt covenant reporting and compliance obligations under our Senior Credit Facility and expect to remain in compliance during 2016.

Cash Provided by Operating Activities

Cash provided by operating activities decreased by $53.3 million from $184.2 million in the six months ended June 30, 2015 to $130.9 million in the six months ended June 30, 2016 primarily due to reduced operating performance and higher inventory purchases.

Cash Used in Investing Activities

Cash used in investing activities was $20.4 million and $20.0 million for the six months ended June 30, 2016 and 2015, respectively. Capital expenditures were $20.8 million and $20.1 million for the six months ended June 30, 2016 and 2015, respectively.

During the three months ended June 30, 2016, we completed the refranchising of 84 stores to one franchisee for $28.6 million of net proceeds. We provided a $23.0 million short term promissory note as bridge financing while the franchisee secured third party bank loans, which was paid in July 2016 and will be classified as investing cash flow in the nine months ending September 30, 2016. The remaining proceeds consist of a $0.5 million deposit received in March 2016 and $5.1 million due to the Company primarily related to inventory.

We now expect capital expenditures to be approximately $65 million in 2016, which includes investments for strategic initiatives, IT infrastructure, store development and maintenance. We anticipate funding our 2016 capital requirements with cash flows from operations and, if necessary, borrowings under the Revolving Credit Facility.

Cash Used in Financing Activities

For the six months ended June 30, 2016, cash used in financing activities was $119.3 million, primarily consisting of the repurchase of an aggregate $229.2 million in shares of common stock under share repurchase programs, payments on our Revolving Credit Facility of $40.0 million and dividends paid to our stockholders of $28.0 million, partially offset with $182.0 million in borrowings under our Revolving Credit Facility.

For the six months ended June 30, 2015, cash used in financing activities was $197.1 million, primarily consisting of the repurchase of an aggregate $164.8 million in shares of common under the repurchase program and dividends paid to stockholders of $31.0 million.

Contractual Obligations

During the six months ended June 30, 2016, gross borrowings of $182.0 million were made on our Revolving Credit Facility. Refer to Item 1, "Financial Statements," Note 5, "Long-Term Debt" for more information. There have been no other material changes in our contractual obligations as disclosed in the 2015 10-K.

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
Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act has been appropriately recorded, processed, summarized and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our CEO and CFO have concluded that, as of June 30, 2016, our disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) that occurred during the last fiscal quarter, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1.   Legal Proceedings

DMAA / Aegeline Claims. Prior to December 2013, we sold products manufactured by third parties that contained derivatives from geranium known as 1.3-dimethylpentylamine/ dimethylamylamine/ 13-dimethylamylamine, or "DMAA," which were recalled from our stores in November 2013, and/or Aegeline, a compound extracted from bael trees. As of June 30, 2016 we were named in the following 30 personal injury lawsuits involving products containing DMAA and/or Aegeline:

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

•
Alexis Billones, Austin Ashworth, Karen Litre, Nancy Murray, Wendy Ortiz, Edward Pullen, and Corazon Vu v. USPLabs, LLC et al., California Superior Court, Los Angeles County (Case No. BC575264), filed March 13, 2015

•
Asofiafia Morales, Richard Ownes, Lynn Campbell, Joseph Silzgy, Delphone Smith-Dean, Nicole Stroud, Barrett Mincey and Amanda Otten v. USPLabs, LLC et al., California Superior Court, Los Angeles County (Case No. BC575262), filed March 13, 2015

•
Laurie Nadura, Angela Abril-Guthmiller, Sarah Rogers, Jennifer Apes, Ellen Beedie, Edmundo Cruz, and Christopher Almanza v. USPLabs, LLC et al., California Superior Court, Monterey County (Case No. M131321), filed March 13, 2015

•
Cynthia Novida, Demetrio Moreno, Mee Yang, Tiffone Parker, Christopher Tortal, David Patton and Raymon Riley v. USPLabs, LLC et al., California Superior Court, San Diego County (Case No. 37-2015-00008404), filed March 13, 2015

•
Johanna Stussy, Lai Uyeno, Gwenda Tuika-Reyes, Zeng Vang, Kevin Williams, and Kristy Williams v. USPLabs, LLC, et al., California Superior Court, Santa Clara County (Case No. 115CV78045), filed March 13, 2015

•
Natasiri Tali, Tram Dobbs, Mauela Reyna-Perez, Kimberly Turvey, Meagan Van Dyke, Hang Nga Tran, Shea Steard, and Jimmy Tran v. USPLabs, LLC et al., California Superior Court, Los Angeles County (Case No. BC575263), filed March 13, 2015

•
Issam Tnaimou, Benita Rodriguez, Marcia Rouse, Marcel Macy, Joseph Worley, Joanne Zgrezepski, Crystal Franklin, Deanne Fry, and Caron Jones, in her own right, o/b/h Joshua Jones and o/b/o Joshua Jones and ob/o The Estate of James Jones v. USPLabs, LLC et al., California Superior Court, Monterey County (Case No. M131322), filed March 13, 2015

•	Ronsonnette P.C. Smith-Marras v. USP Labs, LLC et al., United States District Court for the District of Hawaii (Case No. 15-1-0762-04), filed April 23, 2015

•	Kuulei Hirota v. USP Labs, LLC et al., United States District Court for the District of Hawaii (Case No. 15-1-0847-05), filed May 1, 2015

•	Roel Vista v. USP Labs, LLC, GNC Corporation et al., United States District Court for the Northern District of California (Case No. CV-14-0037), filed January 24, 2014.

•	Larry Tufts v. USP Labs, LLC, GNC Corporation et al., Court of Common Pleas for the County of Jasper, South Carolina (Case No. 2016-CP-27-0257).
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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth information regarding Holdings’ purchases of shares of common stock during the quarter ended June 30, 2016:

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs

April 1 to April 30, 2016	327,637	$31.22	327,637	$197,795,011
May 1 to May 31, 2016	—	$—	—	$197,795,011
June 1 to June 30, 2016	—	$—	—	$197,795,011
Total	327,637	$31.22	327,637

(1)	Other than as set forth in the table above, we made no purchases of shares of Class A common stock for the quarter ended June 30, 2016.

(2)
In August 2015, the Board approved a $500.0 million multi-year repurchase program in addition to the $500.0 million multi-year program approved in August 2014, bringing the aggregate share repurchase program to $1.0 billion of Holdings' common stock. Holdings repurchased $229.2 million of common stock during the six months ended June 30, 2016 and has utilized $802.2 million of the current repurchase program. As of June 30, 2016, $197.8 million remains available for purchase under the program.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Item 4 is not applicable.

Item 5.  Other Information

None.

Item 6.   Exhibits

Exhibit
No.	Description
10.1*	Indenture, dated as of August 10, 2015, by and among GNC Holdings, Inc., the Subsidiary Guarantors party thereto and Bank of New York Mellon Trust Company, N.A., as Trustee
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the persons undersigned thereunto duly authorized.

GNC HOLDINGS, INC.
(Registrant)

/s/ Tricia K. Tolivar
Date: July 28, 2016	Tricia K. Tolivar
Chief Financial Officer
(Principal Financial Officer)