Form 10-Q
period 2016-09-30
GNC HOLDINGS, INC.
filed 2016-10-27
CIK 1502034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of October 25, 2016, there were 68,399,989 outstanding shares of Class A common stock, par value $0.001 per share (the “common stock”), of GNC Holdings, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GNC HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(unaudited)
(in thousands)

	September 30, 2016	December 31, 2015
Current assets:
Cash and cash equivalents	$37,203	$56,462
Receivables, net	143,494	142,486
Inventory (Note 3)	621,865	555,885
Deferred income taxes	10,925	10,916
Prepaid and other current assets	32,553	27,114
Total current assets	846,040	792,863
Long-term assets:
Goodwill (Note 5)	647,806	649,892
Brands (Note 5)	720,000	720,000
Other intangible assets, net (Note 5)	113,197	119,204
Property, plant and equipment, net (Note 5)	221,775	230,535
Deferred income taxes	3,358	3,358
Other long-term assets	32,472	38,555
Total long-term assets	1,738,608	1,761,544
Total assets	$2,584,648	$2,554,407
Current liabilities:
Accounts payable	$185,286	$152,099
Current portion of long-term debt (Note 6)	4,550	4,550
Deferred revenue and other current liabilities	133,023	121,062
Total current liabilities	322,859	277,711
Long-term liabilities:
Long-term debt (Note 6)	1,544,038	1,444,628
Deferred income taxes	307,921	304,491
Other long-term liabilities	57,251	59,016
Total long-term liabilities	1,909,210	1,808,135
Total liabilities	2,232,069	2,085,846
Contingencies (Note 8)
Stockholders’ equity:
Common stock	114	114
Additional paid-in capital	921,794	916,128
Retained earnings	1,163,406	1,058,148
Treasury stock, at cost	(1,725,349)	(1,496,180)
Accumulated other comprehensive loss	(7,386)	(9,649)
Total stockholders’ equity	352,579	468,561
Total liabilities and stockholders’ equity	$2,584,648	$2,554,407

The accompanying notes are an integral part of the consolidated financial statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(unaudited)
(in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenue	$627,964	$683,358	$1,970,087	$2,054,187
Cost of sales, including warehousing, distribution and occupancy	412,556	432,714	1,280,136	1,297,778
Gross profit	215,408	250,644	689,951	756,409
Selling, general, and administrative	148,392	141,155	430,448	421,013
Gains on refranchising (Note 4)	(383)	(945)	(18,283)	(2,436)
Long-lived asset impairments (Note 5)	3,045	28,333	3,045	28,333
Other (income) loss, net	(539)	(49)	(441)	106
Operating income	64,893	82,150	275,182	309,393
Interest expense, net (Note 6)	15,360	13,753	45,078	36,912
Income before income taxes	49,533	68,397	230,104	272,481
Income tax expense (Note 12)	17,179	22,647	82,907	96,104
Net income	$32,354	$45,750	$147,197	$176,377
Earnings per share (Note 9):
Basic	$0.47	$0.55	$2.11	$2.06
Diluted	$0.47	$0.54	$2.10	$2.05
Weighted average common shares outstanding (Note 9):
Basic	68,190	83,669	69,808	85,663
Diluted	68,315	83,958	69,939	85,930
Dividends declared per share	$0.20	$0.18	$0.60	$0.54

The accompanying notes are an integral part of the consolidated financial statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net income	$32,354	$45,750	$147,197	$176,377
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(592)	(3,406)	2,263	(6,568)
Comprehensive income	$31,762	$42,344	$149,460	$169,809

The accompanying notes are an integral part of the consolidated financial statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands)

	Common Stock		Treasury Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Class A
	Shares	Dollars
Balance at December 31, 2015	76,276	$114	$(1,496,180)	$916,128	$1,058,148	$(9,649)	$468,561
Comprehensive income	—	—	—	—	147,197	2,263	149,460
Purchase of treasury stock	(7,926)	—	(229,169)	—	—	—	(229,169)
Dividends declared	—	—	—	—	(41,939)	—	(41,939)
Exercise of stock options	23	—	—	343	—	—	343
Restricted stock awards	72	—	—	—	—	—	—
Minimum tax withholding requirements	(47)	—	—	(1,126)	—	—	(1,126)
Net excess tax benefits from stock-based compensation	—	—	—	(742)	—	—	(742)
Stock-based compensation	—	—	—	7,191	—	—	7,191
Balance at September 30, 2016	68,398	$114	$(1,725,349)	$921,794	$1,163,406	$(7,386)	$352,579

Balance at December 31, 2014	88,335	$113	$(1,016,381)	$877,566	$898,574	$(3,829)	$756,043
Comprehensive income (loss)	—	—	—	—	176,377	(6,568)	169,809
Purchase of treasury stock	(6,012)	—	(279,798)	—	—	—	(279,798)
Dividends declared	—	—	—	—	(45,986)	—	(45,986)
Exercise of stock options	71	1	—	1,597	—	—	1,598
Restricted stock awards	239	—	—	—	—	—	—
Minimum tax withholding requirements	(7)	—	—	(381)	—	—	(381)
Net excess tax benefits from stock-based compensation	—	—	—	597	—	—	597
Stock-based compensation	—	—	—	4,747	—	—	4,747
Issuance of convertible notes, net (Note 6)	—	—	—	30,509	—	—	30,509
Balance at September 30, 2015	82,626	$114	$(1,296,179)	$914,635	$1,028,965	$(10,397)	$637,138

The accompanying notes are an integral part of the consolidated financial statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine months ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$147,197	$176,377
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	43,547	43,100
Amortization of debt costs	9,419	3,538
Stock-based compensation	7,191	4,747
Long-lived asset impairments	3,045	28,333
Gains on refranchising	(18,283)	(2,436)
Changes in assets and liabilities:
Decrease (increase) in receivables	3,519	(6,275)
(Increase) decrease in inventory	(71,760)	12,037
(Increase) in prepaid and other current assets	(5,342)	(9,084)
Increase in accounts payable	35,700	14,691
Increase in deferred revenue and accrued liabilities	13,515	11,635
Other operating activities	1,999	(1,924)
Net cash provided by operating activities	169,747	274,739

Cash flows from investing activities:
Capital expenditures	(35,368)	(30,432)
Refranchising proceeds	30,306	1,888
Store acquisition costs	(1,918)	(2,607)
Net cash used in investing activities	(6,980)	(31,151)

Cash flows from financing activities:
Borrowings under revolving credit facility	197,000	—
Payments on revolving credit facility	(103,000)	—
Payments on term loan facility	(3,412)	(167,901)
Proceeds from issuance of convertible senior notes	—	287,500
Debt issuance costs	(1,712)	(8,225)
Proceeds from exercise of stock options	343	1,597
Gross excess tax benefits from stock-based compensation	162	597
Minimum tax withholding requirements	(1,126)	(381)
Cash paid for treasury stock	(229,169)	(279,798)
Dividends paid to shareholders	(41,613)	(45,904)
Net cash used in financing activities	(182,527)	(212,515)

Effect of exchange rate changes on cash and cash equivalents	501	(833)
Net (decrease) increase in cash and cash equivalents	(19,259)	30,240
Beginning balance, cash and cash equivalents	56,462	133,834
Ending balance, cash and cash equivalents	$37,203	$164,074

The accompanying notes are an integral part of the consolidated financial statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES
Supplemental Cash Flow Information
(unaudited)
(in thousands)

	As of September 30,
	2016	2015
Non-cash investing activities:
Accrued capital expenditures	$3,432	$2,117

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

The Company is vertically integrated as its operations consist of purchasing raw materials, formulating and manufacturing products and selling the finished products through its three reportable segments, which effective in the second quarter of 2016 include U.S. and Canada, International, and Manufacturing / Wholesale (refer to Note 11, "Segments" for more information). Corporate retail store operations are located in the United States, Canada, Puerto Rico, China and, beginning with the acquisition of THSD d/b/a The Health Store ("The Health Store") in 2014, Ireland. In addition, the Company offers products on the Internet through its websites, GNC.com and LuckyVitamin.com. The Company also offered product on the Internet through its 2013 acquisition of A1 Sports Limited d/b/a Discount Supplements (“Discount Supplements”) up to and including December 31, 2015 when the assets of Discount Supplements were sold and operations were ceased. Franchise locations exist in the United States and approximately 50 other countries. The Company operates its primary manufacturing facilities in South Carolina and distribution centers in Arizona, Indiana, Pennsylvania and South Carolina. The Company manufactures the majority of its branded products, but also merchandises various third-party products. Additionally, the Company licenses the use of its trademarks and trade names.

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

The following table includes the revisions to the 2015 consolidated statements of income:

	Three months ended September 30	Nine months ended September 30
Revenue:	(in thousands)
Prior to revision	$672,244	$2,021,011
Revision	11,114	33,176
As Revised	$683,358	$2,054,187
Cost of sales, including warehousing, distribution and occupancy:
Prior to revision	$421,600	$1,264,602
Revision	11,114	33,176
As Revised	$432,714	$1,297,778

The following table includes the revision to the consolidated balance sheet:

December 31, 2015
Other long-term assets:	(in thousands)
Prior to revision (*)	$32,891
Revision	5,664
As Revised	$38,555
Other long-term liabilities:
Prior to revision	$53,352
Revision	5,664
As Revised	$59,016

(*) Includes the adoption of ASU 2015-03 and 2015-15 relating to the presentation of deferred financing fees as described below, which reclassified $3.3 million of debt issuance costs from "Other long-term assets" to "Long-term debt" at December 31, 2015 on the consolidated balance sheet.

Correction of Prior Year Immaterial Error

During the quarter ended March 31, 2015, the Company identified a $2.8 million error relating to prior periods in the calculation of the portion of the accrued payroll liability relating to certain amounts paid to store employees. The impact of this error was not material to any prior period. Consequently, the Company corrected the error in the first quarter of 2015 by increasing "Selling, general and administrative" expense on the consolidated statement of income and "Deferred revenue and other current liabilities" on the consolidated balance sheet by $2.8 million. The impact to net income was a decrease of $1.8 million for the nine months ended September 30, 2015. This correction had no impact on cash flows from operations for the prior year nine-month period.

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

Recently Issued Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, which includes multiple provisions intended to simplify various aspects of accounting and reporting for share-based payments. Currently, the difference between the deduction for tax purposes and the compensation cost of a share-based payment award results in either an excess tax benefit or deficiency. These excess tax benefits are recognized in additional paid-in capital and tax deficiencies (to the extent there are previous tax benefits) are recognized as an offset to accumulated excess tax benefits. If no previous tax benefit exists, the deficiencies are recognized in the income statement. The changes require all excess tax benefits and tax deficiencies related to share-based payments be recognized as income tax expense or benefit in the income statement as opposed to equity. The excess tax benefit in the cash flow statement will also change from its current presentation as a financing activity to being classified with other income tax as an operating activity. This standard is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2016. The Company does not expect the impact of this guidance to have a material impact on the consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, which requires lessees to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments for all leases with a term greater than 12 months. This standard is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2018 and is required to be applied using a modified retrospective approach for all leases existing at, or entered into after, the beginning of the earliest comparative period presented. The Company has a significant number of leases, and as a result, expects this guidance to have a material impact on its consolidated balance sheet, the impact of which is currently being evaluated.

In November 2015, the FASB issued ASU 2015-17, which requires an entity to classify deferred tax assets and liabilities as noncurrent on the balance sheet. This standard is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2016. The Company does not believe the adoption of this guidance will have a material effect on the consolidated financial statements.

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

NOTE 3.  INVENTORY

The net realizable value of inventory consisted of the following:

	September 30, 2016	December 31, 2015
	(in thousands)

Finished product ready for sale	$557,076	$487,075
Work-in-process, bulk product and raw materials	58,993	62,242
Packaging supplies	5,796	6,568
Total inventory	$621,865	$555,885

NOTE 4.  REFRANCHISING

Gains on Refranchising

The Company has begun to execute its previously announced refranchising strategy, which includes increasing the proportion of its domestic stores that are franchise locations. During the nine months ended September 30, 2016, the Company refranchised 96 of its company-owned stores, including six refranchised during the three months ended September 30, 2016 and recorded refranchising gains of $18.3 million, of which $0.4 million related to the current quarter. The Company refranchised five and 12 stores, respectively, during the three and nine months ended September 30, 2015 and recorded refranchising gains of $0.9 million and $2.4 million during the respective periods.

Refranchising gains are calculated by subtracting the carrying value of applicable assets disposed of from the sales proceeds. In addition, the initial franchise fee received is included in the gain along with any other costs incurred by the Company to get the underlying assets ready for sale. The Company recognizes gains on refranchising after the asset purchase agreement is signed, the franchisee has taken possession of the store and management is satisfied that the franchisee can meet its financial obligations.

During the nine months ended September 30, 2016, the Company completed the refranchising of 84 stores to one franchisee for $28.6 million of net proceeds resulting in a gain of $16.5 million. The Company provided a short term promissory note as bridge financing while the franchisee secured third party bank loans. The demand note of $23.0 million was paid in July 2016, and together with a $0.5 million deposit and $5.1 million primarily related to inventory, resulted in a $28.6 million investing cash inflow in the nine months ending September 30, 2016.

Held for Sale

The Company classifies assets as held for sale when it commits to a plan to dispose of the assets by refranchising specific stores in their current condition at a price that is reasonable and the Company believes completing the sale within one year is probable without significant changes.  Assets held for sale are recorded at the lower of their carrying value or fair value, less costs to sell and depreciation is ceased on assets at the time they are classified as held for sale. During the quarter ended September 30, 2016, the Company reclassified $1.8 million of the applicable assets of 10 company-owned stores previously presented as held for sale within “Prepaid and other current assets” to "Inventory," "Goodwill" and "Property, plant and equipment, net" in the accompanying consolidated balance sheet as the Company no longer expects to sell these assets during the next 12 months.

Goodwill

In connection with the Company's change in reportable segments described in Note 11, "Segments," the Company's Domestic Retail and Domestic Franchise reporting units were combined into one Domestic Stores reporting unit, consistent with how the segment manager now reviews this business effective in the second quarter of 2016. The amount of goodwill derecognized in a refranchising is determined by a fraction (the numerator of which is the fair value of the portion of the reporting unit being sold and the denominator of which is the fair value of the Domestic Stores reporting unit) that is applied to the total goodwill balance of the Domestic Stores reporting unit. The fair value of the portion of the reporting unit sold is determined by the sales price, which is generally based on the discounted future cash flows expected to be generated by the franchisee. Appropriate adjustments are made to the fair value determinations if such franchise agreement is determined to not be at prevailing market rates.  In connection with the sale of 96 company-owned stores to franchisees during the nine months ended September 30, 2016, the Company derecognized $3.6 million of goodwill that was included in the carrying value of the assets sold.

NOTE 5. GOODWILL AND OTHER LONG-LIVED ASSETS
Interim Impairment Test
Based on the Company's continued decline in operating results coupled with the sustained decrease in share price through September 30, 2016, management concluded a triggering event occurred in the current quarter requiring an interim goodwill impairment test for all of its reporting units as of September 30, 2016. Based on the results of this interim test, management concluded that all of the Company's reporting units had fair values in excess of their respective carrying values. Approximately $12 million of goodwill associated with the Lucky Vitamin reporting unit had an estimated fair value that exceeded its carrying value by less than 15% consistent with the 2015 annual test performed. If actual market conditions are less favorable than those projected, or if events occur or circumstances change that would reduce the fair value of the Lucky Vitamin reporting unit below its carrying value, an impairment charge may be recognized in a future period. Management estimated the fair value of its reporting units using the discounted cash flow method (income approach). Management also performed a quantitative impairment test for its indefinite-lived brand intangible assets and concluded that the fair values were in excess of their respective carrying values. The relief from royalty method (income approach) was used to calculate the fair value of the Retail brand and the excess earnings method (income approach) was used to calculate the fair value of the Franchise brand.
Management also evaluated its definite-long-lived assets consisting of property, equipment and other intangible assets. This impairment test resulted in a $3.0 million charge related to certain of the Company's under-performing stores in the three months ended September 30, 2016 presented as "Long-lived asset impairments" in the accompanying statement of income within the U.S. and Canada segment. For individual under-performing stores and those stores with expected future losses, the impairment test was performed at the individual store level as this is the lowest level which identifiable cash flows are largely independent of other groups of assets and liabilities. This test was performed by comparing estimated future undiscounted cash flows expected to result from the long-lived assets to the carrying value of the asset group, consisting of fixed assets and inventory. Under-performing stores were generally defined as those with historical and expected future losses. If the undiscounted estimated cash flows are less than the carrying value of the asset group, an impairment charge is calculated by subtracting the estimated fair value of property and equipment from its carrying value. Fair value is estimated using a discounted cash flow method (income approach) utilizing the undiscounted cash flows computed in the first step of the test.
Discount Supplements
During the third quarter of 2015, due to the declining financial performance and the Company’s decision to review strategic options for the business a triggering event occurred requiring an interim goodwill impairment review of the Discount Supplements reporting unit as of September 30, 2015. The Company determined the fair value of the Discount Supplements reporting unit at September 30, 2015 using a discounted cash flow method (income approach).
As a result of the review, the Company concluded that the carrying value of the Discount Supplements reporting unit exceeded its fair value and proceeded to step two of the impairment analysis. Based on the results of step two, the Company concluded that this reporting unit was fully impaired; as a result, a goodwill impairment charge of $23.3 million was recorded in the third quarter of 2015.
As a result of the impairment indicators, the Company also performed an impairment analysis with respect to the definite-long-lived assets of Discount Supplements, consisting of trade name and website intangibles and property and equipment. The fair value of these assets were determined using various income approaches. Based on the results of the analyses, the Company recorded impairment charges of $4.4 million on the trade name and website intangible assets and $0.6 million on property and equipment. All of the aforementioned charges totaling $28.3 million were recorded in "Long-lived asset impairments" in the consolidated statement of income for the nine months ended September 30, 2015.
The Company sold Discount Supplements in the fourth quarter of 2015.

Goodwill
The following table summarizes the Company's goodwill activity:

	U.S. and Canada	International	Manufacturing/ Wholesale	Total
	(in thousands)

Balance at December 31, 2015	$403,874	$43,177	$202,841	$649,892
Acquired franchise stores	1,391	—	—	1,391
Translation effect of exchange rates	21	151	—	172
Franchise conversions	(3,649)	—	—	(3,649)
Balance at September 30, 2016	$401,637	$43,328	$202,841	$647,806

Intangible Assets

Intangible assets other than goodwill consisted of the following:

	Retail Brand	Franchise Brand	Operating Agreements	Other Intangibles	Total
	(in thousands)

Balance at December 31, 2015	$500,000	$220,000	$112,359	$6,845	$839,204
Acquired franchise stores	—	—	—	280	280
Amortization expense	—	—	(4,990)	(1,309)	(6,299)
Translation effect of exchange rates	—	—	—	12	12
Balance at September 30, 2016	$500,000	$220,000	$107,369	$5,828	$833,197

The following table reflects the gross carrying amount and accumulated amortization for each major intangible asset:

	Weighted- Average Life	September 30, 2016			December 31, 2015
		Cost	Accumulated Amortization	Carrying Amount	Cost	Accumulated Amortization	Carrying Amount
		(in thousands)
Brands - retail	Indefinite	$500,000	$—	$500,000	$500,000	$—	$500,000
Brands - franchise	Indefinite	220,000	—	220,000	220,000	—	220,000
Retail agreements	30.3	31,000	(10,197)	20,803	31,000	(9,407)	21,593
Franchise agreements	25.0	70,000	(26,717)	43,283	70,000	(24,617)	45,383
Manufacturing agreements	25.0	70,000	(26,717)	43,283	70,000	(24,617)	45,383
Other intangibles	11.8	10,239	(5,347)	4,892	10,222	(4,560)	5,662
Franchise rights	3.0	7,486	(6,550)	936	7,206	(6,023)	1,183
Total		$908,725	$(75,528)	$833,197	$908,428	$(69,224)	$839,204

The following table represents future estimated amortization expense of intangible assets with finite lives at September 30, 2016:

Years ending December 31,	Estimated amortization expense
(in thousands)

2016 (remainder)	$1,946
2017	7,627
2018	7,426
2019	7,286
2020	7,223
Thereafter	81,689
Total	$113,197

NOTE 6.  LONG-TERM DEBT

Long-term debt consisted of the following:

	September 30, 2016	December 31, 2015
	(in thousands)
Term Loan Facility (net of $1.7 million and $2.2 million discount)	$1,171,457	$1,174,369
Revolving Credit Facility	137,000	43,000
Notes	242,675	235,085
Debt issuance costs	(2,544)	(3,276)
Total debt	1,548,588	1,449,178
Less: current maturities	(4,550)	(4,550)
Long-term debt	$1,544,038	$1,444,628

The Company maintains a $1.2 billion term loan facility (the “Term Loan Facility”) that matures in March 2019. The Company also maintains a $300.0 million revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Senior Credit Facility”) that matures in September 2018 as described in more detail below.

At September 30, 2016 and December 31, 2015, the interest rate under the Term Loan Facility was 3.25%. The Revolving Credit Facility had a weighted average interest rate of 2.7% and 2.6% at September 30, 2016 and December 31, 2015, respectively. At September 30, 2016 and December 31, 2015, the commitment fee on the undrawn portion of the Revolving Credit Facility was 0.5%, and the fee on outstanding letters of credit was 2.50%.

Refinancing of Revolving Credit Facility

The Company amended the Revolving Credit Facility on March 4, 2016, to extend its maturity from March 2017 to September 2018 and increase total availability from $130.0 million to $300.0 million. In connection with this transaction, the Company incurred $1.7 million of costs, which were capitalized as deferred financing fees within "Other long-term assets" and will be amortized to interest expense over the new term of the Revolving Credit Facility. At September 30, 2016, the Company had $157.4 million available under the Revolving Credit Facility, after giving effect to $137.0 million of borrowings outstanding and $5.6 million utilized to secure letters of credit.

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
The Notes consist of the following components:

	September 30, 2016	December 31, 2015
	(in thousands)
Liability component
Principal	$287,500	$287,500
Conversion feature	(39,493)	(46,271)
Discount related to debt issuance costs	(5,332)	(6,144)
Net carrying amount	$242,675	$235,085

Equity component
Conversion feature	$49,680	$49,680
Debt issuance costs	(1,421)	(1,421)
Deferred taxes	(17,750)	(17,750)
Net amount recorded in additional paid-in capital	$30,509	$30,509

Interest Expense

Interest expense consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands)
Senior Credit Facility:
Term Loan Facility coupon	$9,753	$10,390	$29,076	$32,366
Revolver	1,359	172	3,420	510
Amortization of discount and debt issuance costs	591	1,243	1,775	2,168
Total Senior Credit Facility	11,703	11,805	34,271	35,044
Notes:
Coupon	1,078	623	3,234	623
Amortization of conversion feature	2,294	1,218	6,778	1,218
Amortization of discount and debt issuance costs	290	147	845	147
Total Notes	3,662	1,988	10,857	1,988
Interest income and other	(5)	(40)	(50)	(120)
Interest expense, net	$15,360	$13,753	$45,078	$36,912

NOTE 7.  FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS
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
The carrying amounts of cash and cash equivalents, receivables, accounts payable, accrued liabilities and the Revolving Credit Facility approximate their respective fair values. Based on the interest rates currently available and their underlying risk, the carrying value of franchise notes receivable recorded in "Other long-term assets" approximates its fair value.
The carrying value and estimated fair value of the Term Loan Facility and Notes (excluding the equity component classified in stockholders' equity) were as follows:

	September 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Term Loan Facility	$1,171,457	$1,172,921	$1,174,369	$1,145,010
Notes	242,675	213,491	235,085	188,940
The fair value of the Term Loan Facility was determined using the instrument’s trading value in markets that are not active, which are considered Level 2 inputs. The fair value of the Notes was determined based on quoted market prices and bond terms and conditions, which are considered Level 2 inputs.

As described in Note 5, "Goodwill and Other Long-Lived Assets," the Company recorded asset impairments in the three months ended September 30, 2016 and 2015. This resulted in property and equipment at certain of the Company's corporate stores at September 30, 2016 and goodwill and definite-long-lived assets of Discount Supplements (which was sold in the fourth quarter of 2015) at September 30, 2015 being measured at fair value on a non-recurring basis using Level 3 inputs.

NOTE 8.  CONTINGENCIES

The Company is engaged in various legal actions, claims and proceedings arising in the normal course of business, including claims related to breach of contracts, product liabilities, intellectual property matters and employment-related matters resulting from the Company's business activities.

The Company records accruals for outstanding legal matters when it believes it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. The Company evaluates, on a quarterly basis, developments in legal matters that could affect the amount of any accrual and developments that would make a loss contingency both probable and reasonably estimable. If a loss contingency is not both probable and estimable, the Company does not establish an accrued liability. During the three months ended September 30, 2016, the Company recorded $5.1 million in legal-related charges associated with a Pennsylvania fluctuating workweek wage issue, the Jason Olive case and a government regulation matter, the amounts of which were individually immaterial. These items are explained in more detail below. If the Company ultimately is required to make additional payments in connection with an adverse outcome in any of the matters discussed below, it is possible that it could have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

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

Litigation

DMAA / Aegeline Claims.  Prior to December 2013, the Company sold products manufactured by third parties that contained derivatives from geranium known as 1.3-dimethylpentylamine/dimethylamylamine/13-dimethylamylamine, or "DMAA," which were recalled from the Company's stores in November 2013, and/or Aegeline, a compound extracted from bael trees. As of September 30, 2016, the Company was named in 30 personal injury lawsuits involving products containing DMAA and/or Aegeline.
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
California Wage and Break Claims. In July 2011, Charles Brewer, on behalf of himself and all others similarly situated, sued General Nutrition Corporation in federal court, alleging state and federal wage and hour claims. In October 2011, plaintiff filed an eight-count amended complaint alleging, among other matters, meal, rest break and overtime violations on behalf of sales associates and store managers. In January 2013, the Court conditionally certified a Fair Labor Standards Act ("FLSA") class with respect to one of Plaintiff's claims, and in November 2014, the Court granted in part and denied in part the plaintiff's motion to certify a California class and granted the Company's motion for decertification of the FLSA class. In May 2015, plaintiffs filed a motion for partial summary judgment as to the Company's alleged liability for non-compliant wage statements, which was granted in part and denied in part in September 2015. On February 5, 2016, the Company and attorneys representing the putative class agreed to class-wide settlements of the Brewer case and an additional, immaterial case raising similar claims, pursuant to which the Company agreed to pay up to $9.5 million in the aggregate, including attorneys’ fees and costs. Following a hearing on August 23, 2016, the Court approved the settlement agreement and dismissed the case with prejudice. As a result of this settlement, the Company recorded a charge of $6.3 million in the fourth quarter of 2015, in addition to $3.2 million previously accrued in the first quarter of 2015.
On February 29, 2012, former Senior Store Manager, Elizabeth Naranjo, individually and on behalf of all others similarly situated, sued General Nutrition Corporation in the Superior Court of the State of California for the County of Alameda. The complaint contains eight causes of action, alleging, among other matters, meal, rest break and overtime violations. As of September 30, 2016, an immaterial liability has been accrued in the accompanying financial statements.
Pennsylvania Fluctuating Workweek. On September 18, 2013, Tawny Chevalier and Andrew Hiller commenced a class action in the Court of Common Pleas of Allegheny County, Pennsylvania. Plaintiff asserted a claim against the Company for a purported violation of the Pennsylvania Minimum Wage Act (PMWA), challenging the Company’s utilization of the “fluctuating workweek” method to calculate overtime compensation, on behalf of all employees who worked for the Company in Pennsylvania and who were paid according to the fluctuating workweek method. In October 2014, the Court entered an order holding that the use of the fluctuating workweek method violated the PMWA. In September 2016, the Court entered judgment in favor of Plaintiffs and the class in an immaterial amount, which has been recorded as a charge in the quarter ended September 30, 2016 in the accompanying consolidated financial statements. Plaintiffs subsequently filed a petition for an award of attorney’s fees, costs and incentive payments; that petition is pending. The Company appealed from the adverse judgment; the appeal is pending.

Jason Olive v. General Nutrition Corp. In April 2012, Jason Olive filed a complaint in the Superior Court of California, County of Los Angeles, for misappropriation of likeness in which he alleges that the Company continued to use his image in stores after the expiration of the license to do so in violation of common law and California statutes. Mr. Olive is seeking compensatory, punitive and statutory damages and attorneys’ fees and costs. The trial in this matter began on July 20, 2016 and concluded on August 8, 2016. The jury awarded plaintiff immaterial amounts for actual damages and emotional distress damages, which are accrued in the Company's accompanying financial statements.  The jury refused to award plaintiff any of the profits he sought to disgorge, or punitive damages. The court has not yet entered judgment in the case.  In addition to the verdict, the Company expects Mr. Olive to seek attorneys’ fees and other costs in a total amount as yet unknown to the Company; because this amount cannot be reasonably estimated at this time, no amount has been accrued in the financial statements.

Oregon Attorney General. On October 22, 2015, the Attorney General for the State of Oregon sued General Nutrition Corporation in Multnomah County Circuit Court for alleged violations of Oregon’s Unlawful Trade Practices Act, in connection with its sale in Oregon of certain third-party products, which was amended on September 19, 2016 to add allegations related to products containing DMAA and oxilofrine.  The Company intends to continue to vigorously defend against all of these allegations. As any losses that may arise from this matter are not probable or reasonably estimable at this time, no liability has been accrued in the accompanying interim consolidated financial statements. Moreover, the Company does not anticipate that any such losses are likely to have a material impact on the Company, its business or results of operations. The Company is contractually entitled to indemnification and defense by its third-party vendors. Ultimately, however, the Company's ability to obtain full recovery in respect of any such claims against it is dependent upon the creditworthiness of its vendors and/or their insurance coverage and the absence of any significant defenses available to their insurers.

Government Regulation

In November 2013, the Company received a subpoena from the U.S. Department of Justice (“DOJ”) for information related to its investigation of a third party product vendor, USP Labs, LLC.  GNC fully cooperated with the investigation of the vendor and the related products, all of which were discontinued by GNC in 2013.  In October 2016, the Company reached agreement in principle with DOJ in connection with the Company’s cooperation; which agreement would acknowledge GNC relied on the representations and written guarantees of USP Labs and GNC’s representation that it did not knowingly sell products not in compliance with the FDCA. Under the agreement, which would include an immaterial payment to the federal government, GNC will take a number of actions to broaden industry-wide knowledge of prohibited ingredients and improve compliance by vendors of third party products. These actions are in keeping with the leadership role GNC has taken in setting industry quality and compliance standards, and GNC’s commitment over the course of the agreement (60 months) to support a combination of GNC and industry initiatives.

Environmental Compliance

In March 2008, the South Carolina Department of Health and Environmental Control (the "DHEC") requested that the Company investigate contamination associated with historical activities at its South Carolina facility. These investigations have identified chlorinated solvent impacts in soils and groundwater that extend offsite from the facility. The Company entered into a Voluntary Cleanup Contract with the DHEC regarding the matter on September 24, 2012. Pursuant to such contract, the Company is completing additional investigations with the DHEC's approval. The Company installed and began operating a pilot vapor extraction system under a portion of the facility in the second half of 2016, which was an immaterial cost to the Company, with DHEC’s approval to assess the effectiveness of such a remedial system. At this stage of the investigation, however, it is not possible to estimate the timing and extent of any additional remedial action that may be required, the ultimate cost of remediation, or the amount of the Company's potential liability, therefore no liability is recorded.

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

NOTE 9. EARNINGS PER SHARE
The following table represents the Company's basic and dilutive weighted-average shares:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands)
Basic weighted-average shares	68,190	83,669	69,808	85,663
Effect of dilutive stock-based awards	125	289	131	267
Diluted weighted-average shares	68,315	83,958	69,939	85,930
The following awards were not included in the computation of diluted EPS because the impact of applying the treasury stock method was antidilutive or because certain conditions have not been met with respect to the Company's performance-based and market-based awards.

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands)
Antidilutive:
Time-based	1,120	176	1,011	159
Market-based	—	—	56	—
Contingently issuable:
Performance-based	130	139	133	138
Market-based	167	—	112	—
Total stock-based awards	1,417	315	1,312	297
The Company has the intent and ability to settle the principal portion of its Notes in cash, and as such, has applied the treasury stock method, which has resulted in all underlying convertible shares being anti-dilutive as the Company's average stock price in the current quarter is less than the conversion price. Refer to Note 6, "Long-term debt" for more information on the Notes.

NOTE 10.  STOCK-BASED COMPENSATION PLANS AND SHARE REPURCHASE PROGRAM

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

Both plans have provisions allowing for the granting of stock options, restricted stock and other stock-based awards and are available to eligible employees, directors, consultants or advisers as determined by the Compensation Committee. The Company will not grant any additional awards under the 2007 Stock Plan. Up to 11.5 million shares of common stock may be issued under the 2015 Stock plan (subject to adjustment to reflect certain transactions and events specified in the 2015 Stock Plan for any award grant), of which 7.2 million shares remain available for issuance as of September 30, 2016.

The following table sets forth a summary of all stock-based compensation awards outstanding under all plans:

	September 30, 2016	December 31, 2015
	(in thousands)
Time-based stock options	1,153	688
Time-based restricted stock awards	310	194
Performance-based restricted stock awards	138	141
Market-based restricted stock awards	169	—
Total	1,770	1,023

Stock-Based Compensation Activity

During the nine months ended September 30, 2016, the Company granted the following stock-based compensation awards:

(in thousands)
Time-based stock options	644
Time-based restricted stock awards	278
Market-based restricted stock awards	171
Total	1,093

Time-based stock options vest 25% per year over a period of four years and the fair value was determined using the Black-Scholes model. Key assumptions used for the options granted during the current year period include a dividend yield between 2.31% and 3.80%, an expected term of 6.3 years, volatility between 30.1% and 30.7%, and a risk-free rate between 1.27% and 1.90%. Time-based restricted stock awards vest one-third per year over a period of three years.

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

The above awards granted during the nine months ended September 30, 2016 will result in compensation expense of $13.7 million, net of expected forfeitures, over the service period from the applicable grant date through the date of vesting.

The Company recognized $4.2 million and $1.7 million of total non-cash stock-based compensation expense for the three months ended September 30, 2016 and 2015, respectively and $7.2 million and $4.7 million for the nine months ended September 30, 2016 and 2015. At September 30, 2016, there was approximately $13.0 million of total unrecognized compensation cost related to non-vested stock-based compensation, net of expected forfeitures, for all awards previously made that are expected to be recognized over a weighted-average period of approximately 1.6 years.

On July 28, 2016, the Company announced the departure from the Company and resignation from the Board of Michael G. Archbold, its former Chief Executive Officer, effective July 27, 2016. During the three months ended September 30, 2016 in connection with Mr. Archbold's departure, the Company recognized $4.5 million in severance expense of which $2.3 million relates to the acceleration of non-cash stock-based compensation.

Share Repurchase Program

In August 2015, the Board approved a $500.0 million multi-year repurchase program in addition to the $500.0 million multi-year program approved in August 2014, bringing the aggregate share repurchase program to $1.0 billion of Holdings' common stock. Holdings repurchased $229.2 million of common stock during the nine months ended September 30, 2016 and has utilized $802.2 million of the current repurchase program. As of September 30, 2016, $197.8 million remains available for purchase under the program.

NOTE 11.  SEGMENTS

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

The Company aggregates its operating segments into three reportable segments, which effective in the second quarter of 2016, include U.S. and Canada, International and Manufacturing / Wholesale. In connection with the change in the Company's segment reporting, warehousing and distribution costs have been allocated to each reportable segment, as appropriate. The Company's chief operating decision maker evaluates segment operating results based primarily on performance indicators, including revenue and operating income. Operating income of each reportable segment excludes certain items that are managed at the consolidated level, such as corporate costs. The Manufacturing / Wholesale segment manufactures and sells product to the U.S. and Canada and International segments at cost with a markup, which is eliminated at consolidation. The following table shows the new reportable segments compared with the previous reporting structure.

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

	Three months ended September 30,		Nine months ended September 30,
	2016	2015 (*)	2016	2015 (*)
	(in thousands)
Revenue:
U.S. and Canada	$525,505	$565,252	$1,671,048	$1,726,774
International	41,118	50,568	121,037	134,351
Manufacturing / Wholesale:
Intersegment revenues	53,016	67,511	172,603	206,749
Third-party	61,341	61,620	178,002	173,377
Subtotal Manufacturing / Wholesale	114,357	129,131	350,605	380,126
Total reportable segment revenues	680,980	744,951	2,142,690	2,241,251
Other	—	5,918	—	19,685
Elimination of intersegment revenues	(53,016)	(67,511)	(172,603)	(206,749)
Total revenue	$627,964	$683,358	$1,970,087	$2,054,187
Operating income:
U.S. and Canada	$65,292	$93,745	$256,142	$299,818
International	14,676	16,118	41,428	48,025
Manufacturing / Wholesale	17,395	22,521	53,719	63,589
Total reportable segment operating income	97,363	132,384	351,289	411,432
Unallocated corporate and other costs:
Corporate costs	(33,161)	(20,643)	(76,787)	(69,967)
Other	691	(29,591)	680	(32,072)
Subtotal unallocated corporate and other costs	(32,470)	(50,234)	(76,107)	(102,039)
Total operating income	64,893	82,150	275,182	309,393
Interest expense, net	15,360	13,753	45,078	36,912
Income before income taxes	$49,533	$68,397	$230,104	$272,481

(*) Prior periods have been revised to present the Company's new reportable segments.

NOTE 12.  INCOME TAXES

The Company recognized $17.2 million of income tax expense (or 34.7% of pre-tax income) during the three months ended September 30, 2016 compared with $22.6 million (or 33.1% of pre-tax income) in the prior year quarter. The Company recognized $82.9 million of income tax expense (or 36.0% of pre-tax income) during the nine months ended September 30, 2016 compared with $96.1 million (or 35.3% of pre-tax income) for the same period in 2015. The Company's tax rate is based on income, statutory tax rates and tax planning opportunities available in the jurisdictions in which it operates.

As described in Note 5, "Goodwill and Other Long-Lived Assets, Net," the Company recorded a $28.3 million long-lived asset impairment in the prior year quarter related to the Discount Supplements business. The Company fully reduced the deferred income tax assets relating to net operating loss carryforwards of Discount Supplements by a valuation allowance the result of which was not material to the prior quarter results. The Company recorded a discrete tax benefit of $11.6 million in the prior year quarter due to the effect of an anticipated worthless stock deduction resulting from excess tax basis in the common shares of Discount Supplements.

At September 30, 2016 and December 31, 2015, the Company had $6.4 million and $7.3 million of unrecognized tax benefits, respectively, excluding interest and penalties, which if recognized, would affect the effective tax rate. The Company's liability for uncertain tax positions decreased by $3.1 million during the three month period ended September 30, 2015 due in part to the expiration of certain statutes of limitation with respect to the 2011 fiscal year. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company accrued $2.3 million and $1.8 million at September 30, 2016 and December 31, 2015, respectively, for potential interest and penalties associated with uncertain tax positions. To the extent interest and penalties are not assessed with respect to the ultimate settlement of uncertain tax positions, amounts previously accrued will be reversed as a reduction to income tax expense.

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

NOTE 13. SUBSEQUENT EVENTS

On October 21, 2016, the Company announced that its Board authorized and declared a cash dividend for the fourth quarter of 2016 of $0.20 per share of common stock, payable on or about December 30, 2016 to stockholders of record as of the close of business on December 16, 2016.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q. The following information presented for the three and nine months ended September 30, 2016 and 2015 was prepared by management, is unaudited, and was derived from our unaudited consolidated financial statements and accompanying notes. In the opinion of management, all adjustments necessary for a fair statement of our financial position and operating results for such periods and as of such dates have been included. Effective in the second quarter of 2016, we changed our reportable segments as described in more detail under "Change in Reportable Segments" below.

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

•
failure to successfully execute our growth strategy, including any inability to successfully launch our revised pricing strategy and enhance our customer loyalty program, any delays in our planned future growth, any inability to expand our franchise operations or attract new franchisees, any inability to expand our company-owned retail operations, any inability to grow our international footprint, or any inability to expand our e-commerce business;

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
Despite recent significant challenges explained below under "Executive Overview," we benefit from several competitive strengths that we believe position us to drive our business, including our:

•	well-recognized brand;

•	stable base of long-term customers;

•	highly leveragable business model;

•	unique product offerings and innovation capabilities;

•	geographically diverse store base;

•	vertically integrated operations;

•	differentiated service model designed to enhance the customer experience; and

•	highly experienced management team.

Executive Overview

Foundationally, we remain focused on a customer-centric evolution of our brand and culture defined by core principles that we believe enable GNC to foster one-to-one customer engagement and encourages our sales associates to become trusted advisors to their customers. These principles include development of:

•	meaningful, long-term connections with our customers;

•	deep expertise in health, wellness and performance;

•	solutions tailored to meet our customers’ unique goals;

•	a best-in-class shopping experience; and

•	customer-driven decision making and rigorous quality standards.
While our business remains profitable and we continue to recognize strong cash flow, with approximately 95% of our company-owned stores' cash flow exceeding our weighted-average cost of capital, we also have faced recent challenges to our business, including: increased competition; intensified regulatory and other governmental scrutiny, including inquiries from state attorneys general, and negative media coverage of our industry; year-over-year declines in same store sales; and consequently, heightened volatility in the trading price of our common stock.
In an attempt to reverse adverse trends that our business is currently experiencing and improve traffic to our stores, we are focused on the following:

•
Pricing and loyalty programs. the launch of a pilot program centered on single-tier pricing and a free loyalty program which we anticipate expanding system wide in the U.S. by 2017, which includes the following;

•
Implementing a revised pricing strategy. Early in 2016, we launched an intensive effort to develop and implement an improved pricing strategy in our domestic stores. In the third quarter of 2016, we launched a pilot of a single-tier pricing model thereby eliminating the multi-tiered pricing which we believe was causing confusion in the marketplace. We expect the results of this initiative to be evident in 2017 and beyond. In addition, in the third quarter of 2016, we aligned pricing and promotions on GNC.com to our stores, eliminated web-only promotions and eliminated the ability to make bulk purchases from our website. Although these changes had a significant impact on same store sales, we believe they are essential to improving the overall strength of our business; and

•
Enhancing our customer loyalty program. Historically GNC’s Gold Card loyalty program was intricately tied to the company’s multi-tiered pricing strategy. In the third quarter of 2016, we also launched a pilot of a new, free loyalty program, effectively decoupling the loyalty program from product pricing. Following extensive customer research during 2015, we believe that a free loyalty program focused on the accumulation of points is an important step for building a more regular and meaningful connection with our customers. We expect the results of this initiative to be evident in 2017 and beyond;

•
Marketing effectiveness. continued development of a precise plan on marketing spend across channels to improve the overall effectiveness in capturing the customers we are seeking, as well as improving our call to action messages designed to increase traffic and visits by new and existing customers;

•	Product innovation. increasing our flow of new, innovative GNC branded and third party products that attract new customers; and

•
Improving the customer experience. improvement in product availability and in-store elements of differentiation for the consumer that could include faster transaction times, more knowledgeable associates and an improved omni-channel availability for the consumer.

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

•
Executing our refranchising strategy. We have undertaken an accelerated drive to increase the proportion of our domestic stores that are franchise locations, which we expect to accomplish both by increasing the proportion of new stores that are franchise locations and by transitioning company-owned stores to franchise locations. We are currently targeting a balanced portfolio of domestic company-owned and franchise locations over the next three to four years, beginning in 2016. As part of this effort, we remain focused on creating and nurturing franchise partnerships that support our brand image. We believe that this strategy can result in significant value creation for our stockholders. During the nine months ended September 30, 2016, we refranchised 96 company-owned stores to franchisees.

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

•
consolidation within our industry and increasing participation in our market by mass market and internet retailers and consumer product manufacturers could continue to intensify competition within our industry and could continue to negatively affect our market performance;

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

Results of Operations

(Expressed as a percentage of total consolidated revenue)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenues:
U.S. and Canada	83.7%	82.7%	84.8%	84.1%
International	6.5%	7.4%	6.1%	6.5%
Manufacturing / Wholesale:
Intersegment revenues	8.4%	9.9%	8.8%	10.1%
Third party	9.8%	9.0%	9.1%	8.4%
Subtotal Manufacturing / Wholesale	18.2%	18.9%	17.9%	18.5%
Other	—%	0.9%	—%	1.0%
Elimination of intersegment revenue	(8.4)%	(9.9)%	(8.8)%	(10.1)%
Total net revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of sales, including warehousing, distribution and occupancy	65.7%	63.3%	65.0%	63.2%
Gross profit	34.3%	36.7%	35.0%	36.8%
Selling, general and administrative	23.6%	20.7%	21.8%	20.5%
Gains on refranchising	(0.1)%	(0.1)%	(0.9)%	(0.1)%
Long-lived asset impairments	0.5%	4.1%	0.2%	1.4%
Other (income) loss, net	(0.1)%	—%	—%	—%
Total operating expenses	89.6%	88.0%	86.1%	85.0%
Operating income:
U.S. and Canada	10.4%	13.7%	13.0%	14.6%
International	2.3%	2.4%	2.1%	2.3%
Manufacturing / Wholesale	2.8%	3.3%	2.8%	3.2%
Unallocated corporate and other costs:
Corporate costs	(5.3)%	(3.0)%	(3.9)%	(3.4)%
Other	0.1%	(4.4)%	—%	(1.6)%
Subtotal unallocated corporate and other costs	(5.2)%	(7.4)%	(3.9)%	(5.0)%
Total operating income	10.3%	12.0%	14.0%	15.1%
Interest expense, net	2.4%	2.0%	2.3%	1.8%
Income before income taxes	7.9%	10.0%	11.7%	13.3%
Income tax expense	2.7%	3.3%	4.2%	4.7%
Net income	5.2%	6.7%	7.5%	8.6%

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

The following table summarizes our stores for the periods indicated:

	Nine months ended September 30,
	2016	2015
U.S. & Canada
Company-owned(a):
Beginning of period balance	3,584	3,487
Store openings	46	64
Acquired franchise stores(b)	16	33
Franchise conversions(c)	(96)	(12)
Store closings	(38)	(26)
End of period balance	3,512	3,546
Domestic Franchise:
Beginning of period balance	1,084	1,070
Store openings	21	18
Acquired franchise stores(b)	(16)	(33)
Franchise conversions(c)	96	12
Store closings	(16)	(5)
End of period balance	1,169	1,062
International(d):
Beginning of period balance	2,095	2,150
Store openings	61	89
Store closings	(165)	(124)
End of period balance	1,991	2,115
Store-within-a-store (Rite Aid):
Beginning of period balance	2,327	2,269
Store openings	29	51
Store closings	(9)	(1)
End of period balance	2,347	2,319
Total Stores	9,019	9,042
_______________________________________________________________________________
(a) Includes Canada.
(b) Stores that were acquired from franchisees and subsequently converted into company-owned stores.
(c) Company-owned store locations sold to franchisees.
(d) Includes franchise locations in approximately 50 countries (including distribution centers where sales are made) and company-owned stores located in Ireland (The Health Store) and China.

Comparison of the Three Months Ended September 30, 2016 (current quarter) and 2015 (prior year quarter)

Revenues

Our consolidated net revenues decreased $55.4 million, or 8.1%, to $628.0 million for the three months ended September 30, 2016 compared with $683.4 million for the same period in 2015. The decrease was the result of lower sales in all of our segments.

U.S. and Canada.  Revenues in our U.S. and Canada segment decreased $39.8 million, or 7.0%, to $525.5 million for the three months ended September 30, 2016 compared with $565.3 million in the prior year quarter. Negative domestic retail same store sales of 8.5%, which includes GNC.com, resulted in a $35.2 million decrease in revenue year-over-year. Negative same store sales were primarily due to lower sales in the protein, vitamins and food/drink categories and a significant decrease in our e-commerce sales due in part to better aligning our web promotions to our stores. E-commerce sales were 6.8% of consolidated revenue during the current quarter compared with 7.3% of consolidated revenue during the prior year quarter. In addition, our corporate stores decreased from 3,546 at September 30, 2015 to 3,512 at September 30, 2016 in connection with our refranchising strategy.

Domestic franchise revenue decreased $2.4 million to $85.8 million in the current quarter compared with $88.2 million in the prior year quarter primarily due to lower wholesale sales associated with lower retail same store sales of our franchisees as well as the earlier timing of our annual franchise convention, which resulted in $6.3 million of lower sales in the current quarter as compared with the prior year quarter. Partially offsetting the above was an increase in the number of franchise stores from 1,062 at September 30, 2015 to 1,169 at September 30, 2016. Our franchisees did not participate in all corporate promotions and our expanded assortment initiative has been adopted by slightly more than half of our franchise stores compared with the significant majority of our corporate stores as of September 30, 2016; as a result, our franchisees reported negative retail same store sales of 8.9% in the third quarter of 2016 as compared with negative 6.4% in our domestic corporate stores (excluding GNC.com).

International. Revenues in our International segment decreased $9.5 million, or 18.7%, to $41.1 million in the current quarter compared with $50.6 million in the prior year quarter. Despite our international franchisees reporting an increase in retail same store sales of 3.9% in the current quarter (excluding the impact of foreign exchange rate changes relative to the U.S. dollar), revenue from franchisees decreased $11.3 million primarily relating to challenges in Chile, Saudi Arabia and Mexico, the termination of our franchise agreement in Turkey, which resulted in the closing of 85 stores and the earlier timing of the annual franchise convention, which resulted in $4.0 million in lower sales in the current quarter compared with the prior year quarter. Partially offsetting the above decrease was an increase in revenue of $1.8 million associated with our China business.

    Manufacturing / Wholesale. Revenues in our Manufacturing / Wholesale segment, excluding intersegment sales, decreased $0.3 million, or 0.5%, to $61.3 million for the three months ended September 30, 2016 compared with $61.6 million in the prior year quarter. Third-party contract manufacturing sales increased $2.2 million, or 6.3%, to $36.6 million for the three months ended September 30, 2016 compared with $34.5 million in the prior year quarter. This increase was partially offset by a decrease in wholesale sales of $2.4 million, or 9.0% from $27.1 million in the prior year quarter to $24.7 million in the current quarter. Intersegment sales decreased $14.5 million from $67.5 million in the prior year quarter to $53.0 million in the current quarter primarily due to lower proprietary sales.

Other. Revenue decreased by $5.9 million due to the sale of Discount Supplements in the fourth quarter of 2015.

Cost of Sales and Gross Profit

Cost of sales, which includes product costs, warehousing, distribution and occupancy costs decreased $20.1 million to $412.6 million for the three months ended September 30, 2016 compared with $432.7 million in the prior year quarter. Gross profit decreased $35.2 million from $250.6 million in the prior year quarter to $215.4 million in the current quarter, and as a percentage of net revenue, decreased from 36.7% for the quarter ended September 30, 2015 to 34.3% in the current quarter. The decrease in gross profit rate was primarily due to occupancy expense deleverage associated with negative same store sales.

Selling, General and Administrative (“SG&A”) Expense

SG&A expense, including compensation and related benefits, advertising and other expenses, increased $7.2 million, or 5.1%, from $141.2 million in the prior year quarter to $148.4 million in the current quarter. SG&A expense, as a percentage of net revenue, was 23.6% and 20.7% for the three months ended September 30, 2016 and 2015, respectively. During the current quarter, we recorded severance expense of $4.5 million associated with the departure of the former Chief Executive Officer and $5.1 million in legal-related charges. Excluding these charges, SG&A expense decreased $2.3 million or 1.6% primarily due to lower marketing expense and lower commissions associated with lower GNC.com and consignment sales, partially offset by higher salaries and benefits due in part to the prior year reduction to an incentive accrual.

Gains on Refranchising

Gains on refranchising, which represents gains on the sale of company-owned stores to franchisees were $0.4 million for the three months ended September 30, 2016 compared with $0.9 million in the prior year quarter. We sold six company-owned stores to franchisees in the current quarter compared with five company-owned stores in the prior year quarter.

Other Income, net

Other income, net, includes foreign currency gains of $0.5 million in the current quarter compared with $0.1 million in gains in the prior year quarter.

Long-lived asset impairments

We recorded a $3.0 million charge related to definite-lived assets in the three and nine months ended September 30, 2016 as future undiscounted cash flows could not support the carrying values of property and equipment at certain of our corporate stores. We recorded a $28.3 million charge in the three and nine months ended September 30, 2015 relating to our Discount Supplements business which was sold in the fourth quarter of 2015.

Operating Income

As a result of the foregoing, consolidated operating income decreased $17.3 million, or 21.0%, to $64.9 million for the three months ended September 30, 2016 compared with $82.2 million in the prior year quarter. Operating income, as a percentage of net revenue, was 10.3% and 12.0% for the three months ended September 30, 2016 and 2015, respectively. Operating income was impacted significantly by legal-related charges, severance expense and an impairment charge on property and equipment in the current quarter and an impairment charge in the prior year quarter.

U.S. and Canada. Operating income decreased $28.4 million, or 30.4%, to $65.3 million for the three months ended September 30, 2016 compared with $93.7 million for the same period in 2015. Operating income as a percentage of segment revenue was 12.4% in the current quarter compared with 16.6% in the prior year quarter. Gains on refranchising were $0.4 million and $0.9 million in the current quarter and prior year quarter, respectively, as explained above. Excluding these gains and the current quarter $3.0 million long-lived asset impairment charge, operating income decreased from 16.4% of segment revenue in the prior year quarter to 13.0% of segment revenue in the current quarter primarily due to expense deleverage in occupancy and salaries expense associated with negative same store sales.

International. Operating income decreased $1.4 million, or 8.9%, to $14.7 million for the three months ended September 30, 2016 compared with $16.1 million in the prior year quarter. Operating income was 35.7% of segment revenue in the current quarter compared with 31.9% in the prior year quarter. The increase in operating income percentage was primarily due to higher product margin rate as a result of a higher mix of proprietary sales.

Manufacturing / Wholesale. Operating income decreased $5.1 million, or 22.8%, to $17.4 million for the three months ended September 30, 2016 compared with $22.5 million in the prior year quarter.  Operating income as a percentage of segment revenue decreased from 17.4% in the prior year quarter to 15.2% in the current quarter primarily due to lower intersegment sales, which resulted in unfavorable manufacturing variances, and a higher mix of third-party contract manufacturing sales, which generally contribute lower margins.

Other. Operating income increased by $30.3 million due to the comparative effect of the prior year quarter $28.3 million long-lived asset impairment charge relating to Discount Supplements, which was sold in the fourth quarter of 2015.

Corporate costs. Corporate overhead costs increased $12.6 million to $33.2 million for the three months ended September 30, 2016 compared with $20.6 million in the prior year quarter, primarily due to $5.1 million in legal-related charges, $4.5 million in severance expense associated with the departure of the former Chief Executive Officer and the comparative effect of the prior year reduction of an incentive accrual.

Interest Expense, net

Interest expense was $15.4 million in the three month period ended September 30, 2016 compared with $13.8 million in the three months ended September 30, 2015. The increase in interest expense was primarily due to the convertible debt issuance in August 2015 and amounts drawn under the Revolving Credit Facility, partially offset by a lower balance on the Term Loan Facility.

Income Tax Expense

We recognized $17.2 million of income tax expense (or 34.7% of pre-tax income) during the three months ended September 30, 2016 compared with $22.6 million (or 33.1% of pre-tax income) for the same period in 2015. The prior year quarter rate was impacted by a discrete tax benefit of $11.6 million due to the effect of an anticipated worthless stock deduction resulting from excess tax basis in the common shares of Discount Supplements and a decrease in the liability for uncertain tax positions of $3.1 million.

Net Income

As a result of the foregoing, consolidated net income decreased $13.4 million to $32.4 million for the three months ended September 30, 2016 compared with $45.8 million for the same period in 2015.

Diluted Earnings Per Share

Diluted earnings per share decreased 13.0% from $0.54 for the three months ended September 30, 2015 to $0.47 for the same period in 2016 due to a 29.3% decrease to net income, partially offset by a decrease in the weighted average diluted shares outstanding of 18.6% as a result of the share repurchase program.

Comparison of the Nine Months Ended September 30, 2016 (current year period) and 2015 (prior year period)

Revenues

Our consolidated net revenues decreased $84.1 million, or 4.1%, to $1,970.1 million for the nine months ended September 30, 2016 compared with $2,054.2 million for the same period in 2015. The decrease was the result of lower sales in the U.S. and Canada and International segments, partially offset by higher sales in our Manufacturing / Wholesale segment, excluding intersegment sales.

U.S. and Canada.  Revenues in our U.S. and Canada segment decreased $55.8 million, or 3.2%, to $1,671.0 million for the nine months ended September 30, 2016 compared with $1,726.8 million in the prior year period. Negative domestic retail same store sales of 4.9%, which includes GNC.com, resulted in a $63.0 million decrease in revenue year-over-year. Negative same store sales were primarily due to lower sales in the vitamin, food/drink and protein categories including the first quarter impact of deep discounts related to excess vitamin inventory nearing expiration, partially offset by improvement in the health and beauty and performance supplements categories. E-commerce sales were 7.6% of consolidated revenue in each of the current and prior year periods.

Domestic franchise revenue decreased $8.4 million to $254.1 million in the current year period compared with $262.5 million in the prior year period due to lower wholesale sales and royalties. Our franchisees did not participate in all corporate promotions and our expanded assortment initiative has been adopted by approximately half of our franchise stores compared with the significant majority of our corporate stores as of September 30, 2016; as a result, our franchisees reported lower retail same store sales as compared with our corporate stores or negative 7.0% in the current year period.

Partially offsetting the above decreases was an increase of $9.4 million primarily due to a higher average company-owned store base and higher sales from Lucky Vitamin.

International. Revenues in our International segment decreased $13.4 million, or 9.9%, to $121.0 million in the current period compared with $134.4 million in the prior year period. Despite, our international franchisees reporting approximately flat retail same store sales of negative 0.5% in the current year period (excluding the impact of foreign exchange rate changes relative to the U.S. dollar), revenue from franchisees decreased $18.7 million primarily relating to challenges in Chile and Mexico and termination of our franchise agreements in Turkey and Australia. Partially offsetting the decrease was an increase in revenue of $5.3 million associated with our China business.

    Manufacturing / Wholesale. Revenues in our Manufacturing / Wholesale segment, excluding intersegment sales, increased $4.6 million, or 2.7%, to $178.0 million for the nine months ended September 30, 2016 compared with $173.4 million in the prior year period. Third-party contract manufacturing sales increased $13.1 million, or 14.9%, to $100.7 million for the nine months ended September 30, 2016 compared with $87.6 million in the prior year period. This increase was partially offset by a decrease in wholesale sales of $8.4 million, or 9.8% from $85.7 million in the prior year period to $77.3 million in the current year period. Intersegment sales decreased $34.1 million from $206.7 million in the prior year period to $172.6 million in the current year period primarily due to lower proprietary sales.

Other. Revenue decreased by $19.7 million due to the sale of Discount Supplements in the fourth quarter of 2015.

Cost of Sales and Gross Profit

Cost of sales decreased $17.7 million to $1,280.1 million for the nine months ended September 30, 2016 compared with $1,297.8 million in the prior year period. Gross profit decreased by $66.4 million from $756.4 million in the prior year period to $690.0 million in the current year period. Gross profit, as a percentage of net revenue, decreased from 36.8% for the nine months ended September 30, 2015 to 35.0% in the nine months ended September 30, 2016 primarily due to lower domestic retail product margin rate resulting from first quarter deep discounts on excess vitamin inventory nearing expiration, lower product margin rate in our GNC.com business and occupancy expense deleverage associated with negative same store sales.

SG&A Expense

SG&A expense increased $9.4 million, or 2.2%, to $430.4 million for the nine months ended September 30, 2016 compared with $421.0 million in the prior year period. SG&A expense, as a percentage of net revenue, was 21.8% and 20.5% for the nine months ended September 30, 2016 and 2015, respectively.

During the current year period, we recorded severance expense of $4.5 million associated with the departure of the former Chief Executive Officer and $5.1 million in legal-related charges. During the prior year period, we recorded an increase to a legal accrual and a decrease in bad debt expense associated with a reduction in the previously established allowance for certain of our international franchisees, based on cash collected. Together, these changes resulted in an increase in SG&A expense of $1.2 million. Also in the prior year period, SG&A expense increased by $2.8 million as a result of the correction of an immaterial error as further explained in Item 1, "Financial Statements," Note 2, "Basis of Presentation."

Excluding the above expenses, SG&A expense increased $3.8 million in the current year period. The increase in SG&A expense, excluding the charges noted above, was primarily due to an increase in salaries and related benefits related to supporting a higher average company-owned store base and the impact of the completion in early 2016 of our senior management team and higher marketing expense of $1.5 million partially offset by lower commissions associated with lower GNC.com and consignment sales and lower amortization expense associated with Discount Supplements, which was sold in the fourth quarter of 2015.

Gains on Refranchising

Gains on refranchising increased $15.9 million to $18.3 million for the nine months ended September 30, 2016 compared with $2.4 million in the prior year period. The increase was due to the sale of 96 company-owned stores in the current year period compared with 12 during the same prior year period.

Other (Income) Loss, net

Other (income) loss, net, includes a foreign currency gain of $0.3 million in the current year period compared with a currency loss of $0.1 million recorded in the prior year period.

Operating Income

As a result of the foregoing, consolidated operating income decreased $34.2 million, or 11.1%, to $275.2 million for the nine months ended September 30, 2016 compared with $309.4 million in the prior year period. Operating income, as a percentage of net revenue, was 14.0% and 15.1% for the nine months ended September 30, 2016 and 2015, respectively. Operating income in the current year period was impacted significantly by the gains on refranchising of $18.3 million associated with the sale of 96 company-owned stores, of which 84 was to one franchisee as well as legal-related charges, severance expense and impairment charge on property and equipment. Operating income in the prior year period was impacted significantly by an impairment charge as well as other expenses noted above under "SG&A Expense."

U.S. and Canada. Operating income decreased $43.7 million, or 14.6%, to $256.1 million for the nine months ended September 30, 2016 compared with $299.8 million for the same period in 2015. Gains on refranchising were $18.3 million and $2.4 million in the current period and prior year period, respectively. Excluding these gains and the current quarter $3.0 million long-lived asset impairment charge, operating income was 14.4% and 17.2% of segment revenue in the nine months ended September 30, 2016 and 2015, respectively. The decrease compared with the prior year period was primarily due to expense deleverage in occupancy and salaries expense associated with negative same store sales, lower domestic retail product margin rate as a result of first quarter deep discounts on excess vitamin inventory nearing expiration, lower product margin rate in our GNC.com business and higher marketing expense.

International. Operating income decreased $6.6 million, or 13.7%, to $41.4 million for the nine months ended September 30, 2016 compared with $48.0 million in the prior year period. Operating income was 34.2% of segment revenue in the current period compared with 35.7% in the prior year period. Excluding the prior year reduction in the previously established bad debt allowance associated with certain of our franchisees explained above, operating income was 34.2% and 33.5% of segment revenue in the nine months ended September 30, 2016 and 2015, respectively. The increase in operating income percentage was primarily due higher product margin rate due to a higher mix of proprietary sales, partially offset by a bad debt allowance associated with a franchisee recorded in the current year period, higher marketing and deleverage in salaries and benefits.

Manufacturing / Wholesale. Operating income decreased $9.9 million, or 15.5%, to $53.7 million for the nine months ended September 30, 2016 compared with $63.6 million in the prior year period.  Operating income as a percentage of segment revenue decreased from 16.7% in the prior year period to 15.3% in the current period primarily due to lower intersegment sales, which resulted in unfavorable manufacturing variances, and a higher mix of third-party contract manufacturing sales, which generally contribute lower margins.

Other. Operating income increased by $32.8 million due to the comparative effect of the prior year quarter $28.3 million long-lived asset impairment charge relating to Discount Supplements, which was sold in the fourth quarter of 2015.

Corporate costs. Corporate costs increased $6.8 million to $76.8 million for the nine months ended September 30, 2016 compared with $70.0 million in the prior year period, primarily due to $5.1 million in legal-related charges and $4.5 million in severance expense associated with the departure of the former Chief Executive Officer and higher salaries expense including the impact of the completion in early 2016 of our senior management team, partially offset by lower incentive expense.

Interest Expense, net

Interest expense was $45.1 million in the nine month period ended September 30, 2016 compared with $36.9 million in the nine months ended September 30, 2015. The increase in interest expense was primarily due to the convertible debt issuance in August 2015 and amounts drawn under the Revolving Credit Facility, partially offset by a lower balance on the Term Loan Facility.

Income Tax Expense

We recognized $82.9 million of income tax expense (or 36.0% of pre-tax income) during the nine months ended September 30, 2016 compared with $96.1 million (or 35.3% of pre-tax income) for the same period in 2015. The prior year period rate was impacted by a discrete tax benefit of $11.6 million due to the effect of an anticipated worthless stock deduction resulting from excess tax basis in the common shares of Discount Supplements and a decrease in the liability for uncertain tax positions of $3.1 million.

Net Income

As a result of the foregoing, consolidated net income decreased $29.2 million to $147.2 million for the nine months ended September 30, 2016 compared with $176.4 million for the same period in 2015.

Diluted Earnings Per Share

Diluted earnings per share increased from $2.05 for the nine months ended September 30, 2015 to $2.10 for the same period in 2016 due a decrease in the weighted average diluted shares outstanding of 18.6% as a result of the share repurchase program, partially offset by a 16.5% decrease in net income.

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

Liquidity and Capital Resources

We expect to fund our operations through internally generated cash and, if necessary, from borrowings under our $300.0 million Revolving Credit Facility.  At September 30, 2016, we had $157.4 million available under the Revolving Credit Facility, after giving effect to $137.0 million of borrowings outstanding and $5.6 million utilized to secure letters of credit.

We expect our primary uses of cash in the near future will be for capital expenditures, working capital requirements, debt repayment and funding quarterly dividends to stockholders that are approved by our Board.

We currently anticipate that cash generated from operations, together with amounts available under the Revolving Credit Facility, will be sufficient to meet our operating expenses and fund capital expenditures. During the first quarter of 2016, we extended the maturity date of our Revolving Credit Facility from March 2017 to September 2018 and increased the amount available from $130.0 million to $300.0 million. We are required to make quarterly principal payments of $1.1 million on the amount outstanding under our Term Loan Facility, payable every quarter through December 31, 2018. Our ability to make scheduled payments of principal on, to pay interest on or to refinance our debt and to satisfy our other debt obligations will depend on our future operating performance, which will be affected by general economic, financial and other factors beyond our control.  Based on our full year 2016 forecasted results, we expect to exceed the required ratio on our Consolidated Net Senior Secured Leverage Ratio, which will require us to make an excess cash flow payment on our outstanding term loan debt of approximately $10 million to $15 million in the second quarter of 2017. We are currently in compliance with the terms of our Senior Credit Facility and expect to remain in compliance over the next twelve months.

Cash Provided by Operating Activities

Cash provided by operating activities decreased by $105.0 million from $274.7 million in the nine months ended September 30, 2015 to $169.7 million in the nine months ended September 30, 2016 primarily due to reduced operating performance and higher inventory purchases.

Cash Used in Investing Activities

Cash used in investing activities was $7.0 million and $31.2 million for the nine months ended September 30, 2016 and 2015, respectively. Capital expenditures were $35.4 million and $30.4 million for the nine months ended September 30, 2016 and 2015, respectively. During the nine months ended September 30, 2016, we completed the refranchising of 84 stores to one franchisee for $28.6 million of net proceeds.

We now expect capital expenditures to be approximately $75 million in 2016, which includes investments for strategic initiatives, IT infrastructure, store development and maintenance. We anticipate funding our 2016 capital requirements with cash flows from operations and, if necessary, borrowings under the Revolving Credit Facility.

Cash Used in Financing Activities

For the nine months ended September 30, 2016, cash used in financing activities was $182.5 million, primarily consisting of the repurchase of an aggregate $229.2 million in shares of common stock under share repurchase programs, payments on our Revolving Credit Facility of $103.0 million and dividends paid to our stockholders of $41.6 million, partially offset with $197.0 million in borrowings under our Revolving Credit Facility.

For the nine months ended September 30, 2015, cash used in financing activities was $212.5 million, primarily consisting of the repurchase of an aggregate $279.8 million in shares of common under the repurchase program, payments on the Term Loan Facility of $167.9 million and dividends paid to stockholders of $45.9 million, partially offset by the issuance of $287.5 million convertible senior notes.

Contractual Obligations

During the nine months ended September 30, 2016, gross borrowings of $197.0 million were made on our Revolving Credit Facility. Refer to Item 1, "Financial Statements," Note 6, "Long-Term Debt" for more information. There have been no other material changes in our contractual obligations as disclosed in the 2015 10-K.

Critical Accounting Estimates

Goodwill and Long-Lived Assets
As described in Item 1, "Financial Statements," Note 5 "Goodwill and Other Long-Lived Assets", we performed an interim goodwill impairment test for all of our reporting units as of September 30, 2016 as well as tested our indefinite-lived brand name intangible assets and other long-lived assets. No goodwill or indefinite-lived intangible asset impairments were recorded in the current year period. Key assumptions utilized in the goodwill impairment test included projected cash flows (including sales growth and margin rates), the discount rate and the terminal growth rate.

Due to the Lucky Vitamin reporting unit fair value exceeding carrying value by less than 15%, we performed a sensitivity analysis used under the discounted cash flow method to determine the impact on its fair value. We assumed a decrease of 100 and 300 basis points to projected annual revenue, including the terminal year. In addition, we reviewed the effect of lowering the discount rate by 100 basis points. The following was the impact to this analysis:

Assumption Change	% Fair Value Excess (Deficit) to Carrying Value
1% decrease in annual revenue	6.9%
3% decrease in annual revenue	(1.9)%
1% increase in discount rate	0.7%

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

We recorded a $3.0 million charge on property and equipment in the three months ended September 30, 2016 relating to certain of our under-performing stores having insufficient projected undiscounted cash flows to support the recoverability of their underlying fixed assets. Key assumptions utilized in the projected undiscounted cash flows were sales growth, margin rates, annual increases in store salaries and occupancy expense and the calculation of a terminal value based on existing service potential of the applicable assets. If actual performance of individual stores are less favorable, we may be required to recognize additional impairment charges, which may be material, in future periods.
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
Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act has been appropriately recorded, processed, summarized and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our CEO and CFO have concluded that, as of September 30, 2016, our disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) that occurred during the last fiscal quarter, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1.   Legal Proceedings

DMAA / Aegeline Claims. Prior to December 2013, we sold products manufactured by third parties that contained derivatives from geranium known as 1.3-dimethylpentylamine/ dimethylamylamine/ 13-dimethylamylamine, or "DMAA," which were recalled from our stores in November 2013, and/or Aegeline, a compound extracted from bael trees. As of September 30, 2016 we were named in the following 30 personal injury lawsuits involving products containing DMAA and/or Aegeline:

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
Other Legal Proceedings.    For additional information regarding certain other legal proceedings to which we are a party, see Note 8, "Contingencies" to the accompanying financial statements.

Item 1A.   Risk Factors

There have been no material changes to the disclosures relating to this item from those set forth in the 2015 10-K.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth information regarding Holdings’ purchases of shares of common stock during the quarter ended September 30, 2016:

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs

July 1 to July 31, 2016	—	$—	—	$197,795,011
August 1 to August 31, 2016	—	$—	—	$197,795,011
September 1 to September 30, 2016	—	$—	—	$197,795,011
Total	—	$—	—

(1)	Other than as set forth in the table above, we made no purchases of shares of Class A common stock for the quarter ended September 30, 2016.

(2)
In August 2015, the Board approved a $500.0 million multi-year repurchase program in addition to the $500.0 million multi-year program approved in August 2014, bringing the aggregate share repurchase program to $1.0 billion of Holdings' common stock. Holdings repurchased $229.2 million of common stock during the nine months ended September 30, 2016 and has utilized $802.2 million of the current repurchase program. As of September 30, 2016, $197.8 million remains available for purchase under the program.

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

GNC HOLDINGS, INC.
(Registrant)

/s/ Tricia K. Tolivar
Date: October 27, 2016	Tricia K. Tolivar
Chief Financial Officer
(Principal Financial Officer)