Form 10-K
period 2016-12-31
GNC HOLDINGS, INC.
filed 2017-02-16
CIK 1502034

Use these Links to rapidly review the document
TABLE OF CONTENTS1
TABLE CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of all common stock (based upon the closing price of the New York Stock Exchange) of the registrant held by non-affiliates of the registrant as of June 30, 2016 was approximately $1.65 billion.
As of February 9, 2017, the number of outstanding shares of Class A common stock, par value $0.001 per share (the "common stock"), of GNC Holdings, Inc. was 68,403,091 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information in the Company's definitive Proxy Statement for the 2017 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, is incorporated by reference in Part III of this Form 10-K.

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
All forward-looking statements, including, without limitation, our examination of historical operating trends, are based upon our current expectations and various assumptions. We believe there is a reasonable basis for our expectations and beliefs, but they are inherently uncertain. We may not realize our expectations and our beliefs may not prove correct. A detailed discussion of risk and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section titled "Risk Factors" (Item 1A of this Form 10-K).
Consequently, forward-looking statements should be regarded solely as our current plans, estimates and beliefs. You should not place undue reliance on forward-looking statements. We cannot guarantee future results, events, levels of activity, performance or achievements. The forward-looking statements included in this Annual Report on Form 10-K are made as of the date of this filing. We do not undertake and specifically decline any obligation to update, republish or revise forward-looking statements to reflect future events or circumstances or to reflect the occurrence of unanticipated events.

PART I
Item 1.    BUSINESS.
GNC Holdings, Inc. (together with its subsidiaries, referred to as "Holdings", "GNC", "the Company", "we", "us" and "our" unless specified otherwise) is headquartered in Pittsburgh, Pennsylvania and our common stock trades on the New York Stock Exchange (the "NYSE") under the symbol "GNC." Our business was founded in 1935 by David Shakarian who opened our first health food store in Pittsburgh, Pennsylvania.
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
Business Strategy
Key elements of our business strategy are:
Leading retailer of nutritional supplements. Our history and core foundation is as a manufacturer and specialty retailer of high-quality nutritional supplements. Based on our worldwide network of more than 9,000 locations and our online channels, we believe that we are the leading specialty retailer of health, wellness and performance products.
Our objective is not only to manufacture and carry leading brands, but to carry a full range of products within each category and through the training and utilization of our in-store associates become the trusted advisors to the consumers seeking their best selves.
In-house product development and manufacturing. Our in-house product development and manufacturing capabilities enable us to offer our customers high-quality proprietary merchandise that can only be purchased through our locations or through GNC.com. Our broad and deep product mix, which is focused on premium, value-added nutritional products, is sold under our GNC proprietary brands and other nationally recognized third-party brands.
Our nutritional supplement manufacturing facility in Greenville, South Carolina also manufactures high-quality supplement products for other contract manufacturing wholesale customers.
Knowledgeable in-store associates. We believe that the nutritional supplement consumer often desires and seeks out knowledgeable customer service. We differentiate ourselves from competitors in the online or food, drug and mass channels with our well-trained sales associates who are aided by regular trainings and in-store technology. We believe that our engaged customer service is another element of a unique shopping experience that is distinct from that of our competitors.
Driving constructive industry dialogue.  We remain focused, together with other industry leaders and industry trade associations, on initiatives begun in 2015 to further develop an industry-led coalition designed to raise the bar for transparency and quality throughout the dietary supplement industry. We believe that over time the implementation of higher standards and more stringent industry self-regulation regarding manufacturing practices, ingredient traceability and product transparency will prove beneficial for the industry and lead to improved dialogue with regulators, stronger consumer trust and greater confidence in our industry.
Segments
We generate revenues from our three segments, which are U.S. and Canada, International and Manufacturing / Wholesale. The following table outlines our segments. For a description of operating (loss) income by segment, our total assets by segment, total revenues by geographic area, and total assets by geographic area, see Note 17, "Segments," to our audited consolidated financial statements included in this Annual Report.

	Year ended December 31,
	2016		2015		2014
	($ in millions)
U.S. and Canada	$2,143.6	84.4%	$2,240.5	83.5%	$2,207.3	83.1%
International	160.7	6.3%	183.0	6.8%	174.9	6.6%
Manufacturing / Wholesale (1)	235.7	9.3%	235.7	8.8%	241.2	9.1%
Other	—	—%	24.1	0.9%	31.6	1.2%
Total revenue (2)	$2,540.0	100.0%	$2,683.3	100.0%	$2,655.0	100.0%
(1) Excludes intersegment sales
(2) Refer to Item 8 "Financial Statements and Supplementary Data," Note 2, "Basis of Presentation and Summary of Significant Accounting Policies" for details with respect to the revision of sublease rental income. Specifically, sublease rental income received from franchisees is presented as "Revenue" compared with the previous presentation as a reduction to occupancy expense in "Cost of sales, including warehousing, distribution, and occupancy," to conform to the current year presentation
Although we believe that none of our segment operations experience significant seasonal fluctuations, historically we have experienced, and expect to continue to experience, the lowest amount of revenue in our fourth quarter compared with the first three quarters of the year.
U.S. and Canada
Our U.S. and Canada segment generates revenues primarily from sales of products to customers at our company-owned stores in the United States, Canada and Puerto Rico, through product sales to franchisees, royalties on franchise retail sales and franchise fees and through our websites, GNC.com and LuckyVitamin.com.
Company-Owned Retail Stores in the U.S. and Canada
As of December 31, 2016, we operated 3,513 company-owned stores across all 50 states and the District of Columbia in the United States and in Canada and Puerto Rico. Most of our company-owned stores in the United States are between 1,000 and 2,000 square feet and are located primarily in shopping malls and strip shopping centers. Traditional shopping mall and strip shopping center locations generate a large percentage of our total retail sales.
Domestic Franchise Stores
As of December 31, 2016, there were 1,178 domestic franchise stores. Our franchise stores in the United States are typically between 1,000 and 2,000 square feet, and approximately 90% are located in strip shopping centers. We believe we have good relationships with our franchisees, as evidenced by our domestic franchisee renewal rate of approximately 91% between 2010 and 2016. Currently, we have 525 franchisees operating stores in the United States. We do not rely heavily on any single franchise operator in the United States, where our largest franchisee owns and/or operates 86 store locations.
All of our franchise stores in the United States offer both our proprietary products and third-party products, with a product selection similar to that of our company-owned stores.
Revenues from our franchisees in the United States accounted for approximately 15% of our total U.S. and Canada segment revenues for the year ended December 31, 2016. New franchisees in the United States are required to pay an initial fee of $40,000 for a franchise license. Existing GNC franchise operators may purchase an additional franchise license for a $30,000 fee. Once a store begins operations, franchisees are required to pay us a continuing royalty of 6% of sales and contribute 3% of sales to a national advertising fund. Our standard franchise agreements for the United States are effective for an initial ten-year period with unlimited five-year renewal options. At the end of the initial term and each of the renewal periods, the renewal fee is generally 33% of the franchise fee that is then in effect. The franchisee renewal option is generally at our election. Franchisees must meet certain conditions to exercise the franchisee renewal option. Our franchisees in the United States receive limited geographical exclusivity and are required to utilize the standard GNC store format.
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

Websites
GNC.com and LuckyVitamin.com continue to represent a significant part of our business. The ability to purchase our products through the internet also offers a convenient method for repeat customers to evaluate and purchase new and existing products. This additional sales channel has enabled us to market and sell our products in regions where we have limited or no retail operations. We may offer products on our GNC.com website that are not available at our retail locations, enabling us to broaden the assortment of products available to our customers, and our LuckyVitamin.com platform provides a wide range of nationally branded nutritional supplements with a diverse selection of wellness oriented products. Internet purchases are fulfilled and shipped directly from our distribution centers to our consumers using a third-party transportation service.
International
Our International segment generates revenue primarily to our international franchisees through product sales, royalties and franchise fees and also includes our China operations and The Health Store.
International Franchise Stores
As of December 31, 2016, there were 1,957 international franchise locations operating in 47 international countries (including distribution centers where retail sales are made). The international franchise stores are typically smaller and, depending upon the country and cultural preferences, are located in mall, strip shopping center, street or store-within-a-store locations. In addition, some international franchisees sell on the internet and distribute to other retail outlets in their respective countries. Typically, our international stores have a store format and signage similar to our United States franchise stores. We believe that our franchise program enhances our brand awareness and market presence and will enable us to continue to expand our store base internationally with limited capital expenditures.
Our international franchise stores offer a more limited product selection than our franchise stores in the United States, primarily due to regulatory constraints.
Revenues from our international franchisees accounted for approximately 80% of our total international segment revenues for the year ended December 31, 2016. In 2016, new international franchisees were required to pay an initial fee of approximately $25,000 for a franchise license for each full size store, $12,500 for a franchise license for a store-within-a-store and continuing royalty fees that vary depending on the country. Our international franchise program has enabled us to expand into international markets with limited investment. We expanded our international presence from 1,307 international franchise locations at the end of 2009 to 1,973 international locations (including distribution centers where retail sales are made) as of December 31, 2016.
We enter into development agreements with international franchisees for either full-size stores or store-within-a-store locations. We enter into distribution agreements for wholesale distribution centers and, in some cases, limited internet distribution. The development agreement grants the franchisee the right to develop a specific number of stores in a territory, often the entire country. The franchisee then enters into a franchise agreement for each location. The full-size store franchise agreement has an initial ten-year term with two five-year renewal options. At the end of the initial term and renewal periods, the franchisee typically has the option to renew the agreement at 33% of the current initial franchise fee that is then being charged to new franchisees. Franchise agreements for international store-within-a-store locations have an initial term of five years, with two five-year renewal options. At the end of the initial term and each of the renewal periods, the franchisee has the option to renew the store-within-a-store agreement for up to a maximum of 50% of the franchise fee that is then in effect. Our international franchisees often receive exclusive franchising rights to the entire country, excluding United States military bases. Our international franchisees must meet minimum standards and duties similar to our United States franchisees.
Manufacturing / Wholesale
Our Manufacturing / Wholesale segment is comprised of our manufacturing operations in South Carolina and our wholesale partner relationships. Our manufacturing facility supplies our U.S. and Canada and International segments with proprietary product and also manufactures products for other third parties. Our wholesale partner business includes the sale of products to wholesale customers, the largest of which include Rite Aid, Sam's Club and PetSmart.
Our manufacturing operations are designed to ensure low-cost production of a variety of products of different quantities, sizes and packaging configurations while maintaining strict levels of quality control. Our manufacturing procedures are designed to promote consistency and quality in our finished goods. We conduct sample testing on raw materials and finished products, including weight, purity and micro bacterial testing. The principal raw materials used in the manufacturing process are natural and synthetic vitamins, herbs, minerals and gelatin. We maintain multiple sources for the majority of our raw materials, although certain materials are single-sourced due to the unique nature of the material. In 2016, our largest vendor supplied approximately 10% of our raw materials.

To increase brand awareness and promote access to customers who may not frequent specialty nutrition stores, we entered into a strategic alliance with Rite Aid in December 1998 to open GNC franchise "store-within-a-store" locations. As of December 31, 2016, we had 2,358 Rite Aid store-within-a-store locations. Through this strategic alliance, we generate revenues from sales to Rite Aid of our products at wholesale prices, the manufacture of Rite Aid private label products, retail sales of certain consigned inventory and license fees. We are Rite Aid's sole supplier for a number of Rite Aid private label supplements, pursuant to a supply agreement with Rite Aid that extends through 2017, renewing automatically for one year, unless otherwise elected by either party no later than June 1, 2017. The operating license and consignment agreement that comprise our store-within-a store alliance with Rite Aid each extend through 2019. Rite Aid has committed to open 250 new stores over the five year period ending December 31, 2019.
Other
Beginning in October 2013 and through December 31, 2015, revenue also included the results of an additional website, DiscountSupplements.co.uk. Effective December 31, 2015, we sold substantially all of the assets of our Discount Supplements subsidiary.
Products
We are a global specialty retailer of health, wellness and performance products, including protein, performance supplements, weight management supplements, vitamins, herbs and greens, wellness supplements, health and beauty, food and drink and other general merchandise. Refer to Item 8, "Financial Statements and Supplementary Data," Note 17, "Segments" for revenue by product category. Our domestic stores offer an extensive mix of brands across multiple categories and products. Through our online channels, GNC.com and LuckyVitamin.com, we offer additional products to online customers. This variety is designed to provide our customers with a wide selection of products to fit their specific needs and to generate a high number of transactions with purchases from multiple product categories.
We offer a wide range of high-quality nutritional supplements sold under our GNC proprietary brand names, approximately half of which we manufacture. Sales of our proprietary brands at our U.S. company-owned and franchise stores, GNC.com and wholesale partners including Rite Aid, PetSmart and Sam's Club represented 46% and 52% of total system-wide retail product sales in 2016 and 2015, or $1,013 million and $1,197 million, respectively. We also offer products through nationally recognized third-party brand names. Sales of our third-party products at our U.S. company-owned and franchise stores, GNC.com and wholesale partners represented approximately 54% and 48% of total system-wide retail product sales in 2016 and 2015, or $1,189 million and $1,120 million, respectively, and together with proprietary sales yielded total U.S. system-wide sales of $2,202 and $2,317 million. In 2016 and 2015, we did not have a material concentration of sales from any single product or product line. Our largest vendor supplies approximately 15% of our third-party products.
Effective with the launch of the "One New GNC" on December 29, 2016, the Gold Card Member Pricing program was discontinued in all domestic company-owned and franchise stores on December 28, 2016 and we introduced a free points-based loyalty program, which enables customers to earn points based on their purchases. Points earned by members are valid for one year and may be redeemed for cash discounts on any product we sell at both company-owned or franchise locations. In addition, we offered a paid membership program, "PRO Access," for $39.99 per year. The program provides members with the delivery of three boxes throughout the membership year as well as the periodic offering of product discounts and opportunities to earn triple points among other benefits. The boxes include sample merchandise and other materials. The impact of these new loyalty programs were not material to the 2016 consolidated financial statements but are expected to be material in 2017 and beyond.
Product Distribution
Products are delivered to retail stores and customers who make purchases via one of our websites, via a third party transportation network, through our distribution centers located in: Leetsdale, Pennsylvania; Whitestown, Indiana; Anderson, South Carolina, and Phoenix, Arizona. Our distribution centers support our company-owned stores as well as franchise stores and Rite Aid locations. Each of our distribution centers has a quality control department that monitors products received from our vendors to ensure they meet our quality standards.
Employees
As of December 31, 2016, we had approximately 16,800 employees, including approximately 6,500 full-time and 10,300 part-time employees. None of our employees belong to a union or is a party to any collective bargaining or similar agreement. We consider our relationship with our employees to be good.
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
Insurance and Risk Management
We are self-insured for certain losses related to health, workers' compensation and general liability insurance and maintain stop-loss coverage with third-party insurers to limit our liability exposure. We face an inherent risk of exposure to product liability claims in the event that, among other things, the use of products sold by us results in injury. We carry product liability insurance with a deductible/retention of $4.0 million per claim with an aggregate cap on retained losses of $10.0 million per policy year. We have the ability to refer claims to most of our vendors and their insurers to pay the costs associated with any claims arising from such vendors' products. In most cases, our insurance covers such claims that are not adequately covered by a vendor's insurance and provides for excess secondary coverage above the limits provided by our product vendors.
We also purchase insurance to cover auto liability, network and cyber security, privacy liability and other casualty and property risks. We self-insure certain property and casualty risks such as property damage due to our analysis of the risk, the frequency and severity of a loss and the cost of insurance for the risk.
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
The Dietary Supplement Health and Education Act of 1994 ("DSHEA") amended the Federal Food, Drug, and Cosmetic Act (the "FDC Act") to establish a new framework governing the composition, safety, labeling, manufacturing and marketing of dietary supplements. Generally, under the FDC Act, dietary ingredients that were marketed in the United States prior to October 15, 1994 may be used in dietary supplements without notifying the FDA. "New" dietary ingredients (i.e., dietary ingredients that were "not marketed in the United States before October 15, 1994") must be the subject of a new dietary ingredient notification submitted to the FDA unless the ingredient has been "present in the food supply as an article used for food" without being "chemically altered." A new dietary ingredient notification must provide the FDA evidence of a "history of use or other evidence of safety" establishing that use of the dietary ingredient "will reasonably be expected to be safe." A new dietary ingredient notification must be submitted to the FDA at least 75 days before the initial marketing of the new dietary ingredient. The FDA may determine that a new dietary ingredient notification does not provide an adequate basis to conclude that a dietary ingredient is reasonably expected to be safe. Such a determination could prevent the marketing of such dietary ingredient. In 2011 and 2016, the FDA issued draft guidance governing the notification of new dietary ingredients. Although FDA guidance is not mandatory, and companies are free to use an alternative approach if the approach satisfies the requirements of applicable laws and regulations, FDA guidance is a strong indication of the FDA's "current thinking" on the topic discussed in the guidance, including its position on enforcement. At this time, it is difficult to determine whether the draft guidance, if finalized, would have a material impact on our operations. However, if the FDA were to enforce the applicable statutes and regulations in accordance with the draft guidance as written, such enforcement could require us to incur additional expenses, which could be significant, and negatively impact our business in several ways, including, but not limited to, enjoining the manufacturing of our products until the FDA determines that we are in compliance and can resume manufacturing, increasing our liability and reducing our growth prospects.
The FDA or other agencies could take actions against products or product ingredients that in its determination present an unreasonable health risk to consumers that would make it illegal for us to sell such products. In addition, the FDA could issue consumer warnings with respect to the products or ingredients in such products that are sold in our stores. Such actions or warnings could be based on information received through FDC Act-mandated reporting of serious adverse events. For example, the FDC Act requires that reports of serious adverse events be submitted to the FDA, and based in part on such reports, in May 2009, the FDA warned consumers to stop using Hydroxycut diet products, which are produced by Iovate Health Sciences, Inc. ("Iovate") and were sold in our stores. Through December 31, 2016, we estimate that we have refunded approximately $3.5 million to our retail customers and approximately $1.6 million to our wholesale customers for Hydroxycut product returns.
We take a number of actions to ensure the products we sell comply with the FDC Act.  Some of these actions include maintaining and continuously updating a list of restricted ingredients that will be prohibited from inclusion in any products that are sold in our stores or on our websites.  Vendors selling product to us for the sale of such products by us will be required to warrant to us that the products sold to us do not contain any of these restricted ingredients.  In addition, we have developed and maintain a list of ingredients that we believe comply with the applicable provisions of the FDC Act. As is common in our industry, we rely on our third-party vendors to ensure that the products they manufacture and sell to us comply with all applicable regulatory and legislative requirements. In general, we seek representations and warranties, indemnification and/or insurance from our vendors. However, even with adequate insurance and indemnification, any claims of non-compliance could significantly damage our reputation and consumer confidence in our products. In addition, the failure of such products to comply with applicable regulatory and legislative requirements could prevent us from marketing the products or require us to recall or remove such products from the market, which in certain cases could materially and adversely affect our business, financial condition and results of operations. In the past, we have attempted to offset any losses related to recalls and removals with reformulated or alternative products; however, there can be no assurance that we would be able to offset all or any portion of losses related to any future removal or recall.
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
The FTC exercises jurisdiction over the advertising of dietary supplements and over-the-counter drugs and has instituted numerous enforcement actions against dietary supplement companies for failure to have adequate substantiation for claims made in advertising or for the use of false or misleading advertising claims. We continue to be subject to a consent decree issued by the FTC in 1994 covering hair care products.
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
Environmental Compliance
In March 2008, the South Carolina Department of Health and Environmental Control (the "DHEC") requested that we investigate contamination associated with historical activities at our South Carolina facility. These investigations have identified chlorinated solvent impacts in soils and groundwater that extend offsite from our facility. We entered into a Voluntary Cleanup Contract with the DHEC regarding the matter on September 24, 2012. Pursuant to such contract, we are completing additional investigations with the DHEC's approval. We will consult with the DHEC on the next steps in the work after their review of the results of the investigation is complete. At this stage of the investigation, however, it is not possible to estimate the timing and extent of any remedial action that may be required, the ultimate cost of remediation, or the amount of our potential liability. Therefore, no liability has been recorded in the Company's consolidated financial statements. The Company installed and began operating a pilot vapor extraction system under a portion of the facility in the second half of 2016 with DHEC's approval to assess the effectiveness of such a remedial system.
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
Risks Relating to Our Business and Industry
Our current and historical effective tax rate may not be indicative of future rates.
In light of our global earnings mix, our current and historical effective tax rate may not be indicative of future rates due to changes in domestic and international tax laws in the various jurisdictions in which we operate, changes in our global earnings mix or changes to our tax positions.   For example, at the present time, the United States generally taxes a company's foreign earnings upon the repatriation of such earnings, and these tax rules may change in the foreseeable future.  In the event that such changes are enacted in jurisdictions that are material to our overall results, our effective tax rate may significantly differ from current and historical rates.
Resources devoted to product innovation may not yield new products that achieve commercial success.
Our ability to develop new and innovative GNC-branded products depends on, among other factors, our ability to understand evolving customer and market trends and our ability to translate these insights into commercially viable new products. If we are unable to do so, our customer relationships and product sales could be harmed significantly. Furthermore, the nutritional supplements industry is characterized by rapid and frequent changes in demand for products and new product introductions. Our failure to accurately predict these trends could negatively impact consumer opinion of our stores as a source for the latest products. This could harm our customer relationships and cause losses to our market share. The development of new and innovative products also requires significant investment in research and development and testing of new ingredients, formulas and possibly new production processes. The R&D process can be expensive and prolonged and entails considerable uncertainty. Products may appear promising in development but fail to reach market within the expected time frame, or at all. We may face significant challenges with regard to a key product launch. Further, products also may fail to achieve commercial viability. Finally, there is no guarantee that our development teams will be able to successfully respond to competitive products that could render some of our offerings obsolete. Development of a new product, from discovery through testing to the store shelf, typically takes between four to seven months, but may require an even longer timeline if clinical trials are involved. Each of these time periods can vary considerably from product to product.
We continue to explore new strategic initiatives, including our One New GNC model, but we may not be able to successfully execute on, or realize the expected benefit from the implementation of, our strategic initiates, and our pursuit of new strategic initiatives may pose significant costs and risks.
We conducted a vast array of consumer tests, pilot programs and other market research throughout 2015 and 2016 as part of our comprehensive review of our customers’ experience. Based on this work, we launched our One New GNC single-tier pricing model and new customer loyalty programs, myGNC Rewards and PRO Access, at the end of 2016. We expect the impact of these strategic initiatives to be significant in fiscal 2017 and beyond. Our future operating results are dependent, in part, on our management’s success in implementing these and other strategic initiatives. Also, our short-term operating results could be unfavorably impacted by the opportunity and financial costs associated with the implementation of these strategic plans, and we may not realize the expected benefits from such strategies. In addition, we may not be successful in achieving the intended objectives of these strategic initiatives in a timely manner or at all.
We recognized impairment charges during 2016 and may recognize additional such charges in the future, which could adversely affect our results of operations and financial condition.
We evaluate goodwill and our indefinite-lived brand intangible asset for impairment on at least an annual basis. We evaluate property and equipment and definite-lived intangible assets for recoverability when indicators of impairment exist.We will recognize an impairment charge if: our $720.0 million indefinite-lived brand intangible asset has a carrying value that exceeds its estimated fair value; our $176.1 million of goodwill has a carrying value for an applicable reporting unit that exceeds its fair value; or our property and equipment and definite-lived intangible assets totaling $343.5 million at December 31, 2016 have estimated future undiscounted cash flows that are less than the applicable carrying values. In assessing fair value, we rely primarily on a discounted cash flow analysis, as well as other generally accepted valuation methodologies. These analyses rely on the judgments and estimates of management, which involve inherent uncertainties. Impairment losses are significantly affected by estimates of future operating cash flows and estimates of fair value as well as the Company's total market capitalization. Estimates of future operating cash flows are identified from strategic long-term plans, which are based upon experience, knowledge, and expectations; however, these estimates can be affected by such factors as future operating results, future store profitability, future volumes, revenue and expense growth rates and asset disposal values and future economic conditions, all of which can be difficult to predict accurately. Any significant deterioration in macroeconomic conditions could affect the fair value of our long-lived assets and could result in future impairment charges, which would adversely affect our results of operations. We recorded long-lived asset impairment charges of $476.6 million in fiscal 2016. While we currently believe that the fair values of our long-lived assets exceed their respective carrying values, changes in our estimates and assumptions regarding the future performance of our business could result in further impairment charges, which may have a material adverse effect on our results of operations.
Our inability to attract, train and retain highly qualified associates could adversely impact our business, financial condition and results of operations.
Our success depends on the continued contributions of our store and field associates, and the loss of these contributions could have a material adverse effect on our business. We must attract, train and retain a large and growing number of qualified associates, while controlling related labor costs and maintaining our core values. Our ability to control labor and benefit costs is subject to numerous external factors, including regulatory changes, prevailing wage rates, and healthcare and other insurance costs. We compete with other retail and non-retail businesses for these store and field associates and invest significant resources in training and motivating them. There is no assurance that we will be able to attract or retain qualified store and field associates in the future, which could have a material adverse effect on our business, financial condition and results of operations.
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
As of December 31, 2016, our total consolidated long-term debt (including current portion) was $1,540.5 million, including the $245.3 million related to the $287.5 million principal amount of 1.5% convertible senior notes due 2020 that the Company issued in a private offering in August 2015 (the "Notes") (net of $42.2 million related to the conversion feature and discount), and we had an additional $167.2 million available under our $300.0 million revolving credit facility (the "Revolving Credit Facility") after giving effect to $127.0 million of borrowings outstanding and $5.8 million utilized to secure letters of credit. The Notes currently bear interest at a rate of 1.50% per year, payable semiannually in arrears on February 15 and August 15 each year prior to their maturity in August 2020, unless earlier converted. Our term loan facility (the "Term Loan Facility" and, together with the

Revolving Credit Facility, our "Senior Credit Facility") requires amortization payments in a principal amount equal to $1.1 million quarterly.
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
In the past, the credit markets and the financial services industry have experienced disruption characterized by the bankruptcy, failure, collapse or sale of various financial institutions, increased volatility in securities prices, diminished liquidity and credit availability and intervention from the United States and other governments. Continued concerns about the systemic impact of potential long-term or widespread downturn, energy costs, geopolitical issues, the availability and cost of credit, the global commercial and residential real estate markets and related mortgage markets and reduced consumer confidence have contributed to increased market volatility. The cost and availability of credit has been and may continue to be adversely affected by these conditions. We cannot be certain that funding for our capital needs will be available from our existing financial institutions and the credit markets if needed, and if available, to the extent required and on acceptable terms. The Revolving Credit Facility matures in September 2018. If we cannot renew or refinance this facility upon its maturity or, more generally, obtain funding when needed, in each case on acceptable terms, we may be unable to continue our current rate of growth and store expansion, which may have an adverse effect on our revenues and results of operations.
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
A default on any of our debt obligations could trigger certain acceleration clauses and cause those and our other obligations to become due and payable subject to defined rights to cure. Upon an acceleration of any of our debt, we may not be able to make payments under our other outstanding debt.

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
The $300 million Revolving Credit Facility also requires that we meet a senior secured debt ratio of consolidated senior secured debt to consolidated earnings before interest, taxes, depreciation and amortization, or EBITDA. If we fail to satisfy such ratio, then we will be restricted from drawing the remaining $167 million of available borrowings under the Revolving Credit Facility and any amount outstanding may become due and payable subject to defined rights to cure, which may impair our liquidity. We had $127 million of borrowings outstanding under the Revolving Credit Facility and satisfied the aforementioned ratio at December 31, 2016.
Our ability to comply with these covenants and other provisions of the Senior Credit Facility may be affected by changes in our operating and financial performance, changes in general business and economic conditions, adverse regulatory developments or other events beyond our control. The breach of any of these covenants could result in a default under our debt, which could cause those and other obligations to become due and payable subject to defined rights to cure. In addition, these restrictions may prevent us from taking actions that we believe would be in the best interest of our business and may make it difficult for us to successfully execute our business strategy or effectively compete with companies that are not similarly restricted.
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
The market price for our common stock has varied during the twelve-month period ended December 31, 2016 between a high of $35.90 on April 27, 2016 and a low of $10.29 on December 23, 2016. Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors, including those factors discussed under the heading “Risk Factors” in this Annual Report, as well as: variations in our quarterly operating results from our expectations or those of securities analysts or other investors; revisions in analyst estimates or announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments; or the sale of substantial amounts of our common stock.
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
The FTC exercises jurisdiction over the advertising of dietary supplements and has instituted numerous enforcement actions against dietary supplement companies, including us, for failure to have adequate substantiation for claims made in advertising or for the use of false or misleading advertising claims. As a result of these enforcement actions, we are currently subject to a consent decree that limits our ability to make certain claims with respect to our hair care products. See Item 1, "Business—Government Regulation—Product Regulation" for more information. Failure by us or our franchisees to comply with the consent decree and applicable regulations could result in substantial monetary penalties, which could have a material adverse effect on our financial condition or results of operations.
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
We may be subject to product recalls, withdrawals or seizures if any of the products we formulate, manufacture or sell are believed to cause injury or illness or if we are alleged to have violated governmental regulations in the manufacturing, labeling, promotion, sale or distribution of such products. For example, in May 2009, the FDA warned consumers to stop using Hydroxycut diet products, which are produced by Iovate and were sold in our stores. Iovate issued a voluntary recall, with which we fully complied. Sales of the recalled Hydroxycut products amounted to approximately $57.8 million, or 4.7% of our retail sales in 2008, and $18.8 million, or 4.2% of our retail sales in the first four months of 2009. We provided refunds or gift cards to consumers who returned these products to our stores. In the second quarter of 2009, we experienced a reduction in sales and margin due to this recall as a result of accepting returns of products from customers and a loss of sales as a replacement product was not available. Through December 31, 2016, we estimate that we have refunded approximately $3.5 million to our retail customers and approximately $1.6 million to our wholesale customers for Hydroxycut product returns. Any additional recall, withdrawal or seizure of any of the products we formulate, manufacture or sell would require significant management attention, could result in substantial and unexpected expenditures and could materially and adversely affect our business, financial condition or results of operations. Furthermore, a recall, withdrawal or seizure of any of our products could materially and adversely affect consumer confidence in our brands and decrease demand for our products and the market price of our common stock.
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
Our manufacturing operations produced approximately 25% of the products we sold in each of the years ended December 31, 2016 and 2015. Other than powders, chewables and liquids, nearly all of our proprietary products are produced in our manufacturing facility located in Greenville, South Carolina. In 2016, our largest vendor supplied approximately 10% of our raw materials. However, in the event any of our third-party suppliers or vendors becomes unable or unwilling to continue to provide raw materials in the required volumes and quality levels or in a timely manner, we would be required to identify and obtain acceptable replacement supply sources. If we are unable to identify and obtain alternative supply sources in a timely manner or at all, our business could be adversely affected. Any significant disruption in our operations at our Greenville, South Carolina facility for any reason, including regulatory requirements, an FDA determination that the facility is not in compliance with the cGMP regulations, the loss of certifications, power interruptions, fires, hurricanes, war or other force of nature, could disrupt our supply of products, adversely affecting our sales and customer relationships.
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

A significant disruption to our distribution network, our systems or to the timely receipt of inventory could adversely impact sales and operations or increase our transportation costs, which would decrease our profits.
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
In addition, our network and communications systems are dependent on third-party providers and are vulnerable to system interruption and damage, which could limit our ability to operate our business and could have a material adverse effect on our business, financial condition or results of operations. Our systems and operations and those of our third-party internet service providers are vulnerable to damage or interruption from fire, flood, earthquakes, power loss, server failure, telecommunications and internet service failure, acts of war or terrorism, computer viruses and denial-of-service attacks, physical or electronic breaches, sabotage, human error and similar events. Any of these events could lead to system interruptions, including the nonavailability or nonfunctionality of our website, processing and order fulfillment delays and loss of critical data for us, our suppliers or our internet service providers, and could prevent us from processing customer purchases. Any significant interruption could seriously harm our business, financial condition and operating results. Because we are dependent on third-party service providers for the implementation and maintenance of certain aspects of our systems and operations, which may be outside of our control, we may not be able to remedy such interruptions in a timely manner, if at all.
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
Our franchise operations generated approximately 18% of our revenues in each of the years ended December 31, 2016 and 2015. In 2016, we refranchised 102 company-owned stores, which was consistent with our previously announced refranchising strategy, which sought to increase the proportion of our domestic stores that are franchise locations. Our revenues from franchise stores depend on the franchisees' ability to operate their stores profitably and adhere to our franchise standards. The closing of franchise stores or the failure of franchisees to comply with our policies could adversely affect our reputation and could reduce the amount of our franchise revenues. These factors could have a material adverse effect on our revenues and operating income.
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
As of December 31, 2016, we had 227 company-owned Canadian stores, 11 company-owned The Health Store stores located in Ireland, 5 company-owned stores located in China, and 1,957 international franchise stores in approximately 50 international countries (including distribution centers where retail sales are made). As part of our business strategy, we intend to expand our international franchise presence. Our international operations are subject to a number of risks inherent to operating in foreign countries, and any expansion of our international operations will increase the effects of these risks. These risks include, among others:

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
Item 1B.    UNRESOLVED STAFF COMMENTS.
None.

Item 2.    PROPERTIES.
As of December 31, 2016, there were 9,022 GNC store locations globally (including distribution centers where retail sales are made). In our U.S. and Canada segment substantially all of our stores are located on leased premises that typically range in size from 1,000 to 2,000 square feet. Primarily all of our domestic franchisees are located on premises we lease and then sublease to our respective franchisees. All of our franchise stores in the international markets are owned or leased directly by our franchisees. No single store is material to our operations. The table below presents our consolidated stores by location in the U.S. and international countries as of December 31, 2016.

Location	Company-Owned Retail	Domestic Franchise	International Franchise*
Alabama	36	14	Aruba	1
Alaska	15	2	Bahrain	5
Arizona	76	3	Bangladesh	1
Arkansas	24	4	Bolivia	28
California	292	145	Brunei	3
Colorado	80	10	Bulgaria	9
Connecticut	42	5	Cayman Islands	2
Delaware	17	3	Chile	190
District of Columbia	7	1	Costa Rica	27
Florida	288	113	Dominican Republic	2
Georgia	115	40	El Salvador	13
Hawaii	29	—	Guam	3
Idaho	13	3	Guatemala	62
Illinois	118	61	Honduras	7
Indiana	69	18	Hong Kong	87
Iowa	28	5	India	76
Kansas	33	6	Indonesia	55
Kentucky	43	7	Korea Military	6
Louisiana	46	16	Latvia	1
Maine	11	—	Lebanon	12
Maryland	63	28	Lithuania	1
Massachusetts	80	4	Malaysia	85
Michigan	89	38	Mexico	633
Minnesota	59	26	Mongolia	7
Mississippi	25	16	Montenegro	1
Missouri	63	14	Myanmar	1
Montana	7	4	Nigeria	10
Nebraska	10	14	Oman	6
Nevada	31	12	Pakistan	7
New Hampshire	19	6	Panama	16
New Jersey	97	49	Paraguay	3
New Mexico	23	2	Peru	110
New York	213	53	Philippines	46
North Carolina	125	27	Qatar	8
North Dakota	10	—	Romania	5
Ohio	127	43	Russia	13
Oklahoma	28	16	Saudi Arabia	60
Oregon	41	4	Singapore	61
Pennsylvania	166	35	South Africa	5
Rhode Island	15	—	South Korea	163
South Carolina	49	22	Sri Lanka	1
South Dakota	7	3	Taiwan	50
Tennessee	55	24	Thailand	36
Texas	142	225	Trinidad & Tobago	8
Utah	40	5	Turks & Caicos	2
Vermont	5	—	United Arab Emirates	17
Virginia	99	28	Ukraine	1
Washington	68	16	Vietnam	11
West Virginia	23	5
Wisconsin	72	3
Wyoming	9	—
Puerto Rico	36	—
Military bases in other U.S. territories	8	—
U.S. Subtotal	3,286
Canada	227	—
Ireland	11	—
China	5
Total	3,529	1,178	Total	1,957
* Includes distribution centers where retail sales are made.

In our Manufacturing / Wholesale segment, there are 2,358 GNC franchise "store-within-a-store" locations under our strategic alliance with Rite Aid.
In addition to the above, we own and lease the following locations to support our store operations:

Location	Approximate Square Footage (in 000s)	Own or Lease
Corporate Headquarters:
Pittsburgh, PA	253	Own
Nutra Manufacturing:
Greenville, SC (1)	280	Own
Distribution Centers:
Anderson, SC (1)	813	Own
Indianapolis, IN	343	Lease
Leetsdale, PA	217	Lease
Leetsdale, PA (Lucky Vitamin)	62	Lease
Phoenix, AZ	112	Lease
Other Locations / Offices:
Boston, MA	2	Own
Tustin, CA	2	Lease
Mississauga, Ontario	5	Lease
Dublin, Ireland	<7	Lease
Shanghai, China	1	Lease
Braintree, Essex, U.K (2)	21	Lease
(1) We manufacture approximately half of our proprietary products at our manufacturing facility in Greenville, South Carolina. The Anderson, South Carolina location is used for packaging, materials receipt, lab testing, warehousing and distribution. Both the Greenville and Anderson facilities are leased on a long-term basis pursuant to "fee-in-lieu-of-taxes" arrangements with the counties in which the facilities are located, but we retain the right to purchase each of the facilities at any time during the lease for $1.00, subject to a loss of property tax benefits. The land and building of these facilities are recorded within property and equipment on our consolidated balance sheet.
(2) Effective December 31, 2015, we sold substantially all of the assets of Discount Supplements and ceased operations. We sublease a portion of this space.
Our manufacturing facility is used by the Manufacturing / Wholesale segment.  Distribution centers are used by all of our segments.  Retail stores are used by the U.S. and Canada and International segments depending upon location.
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
During the year ended December 31, 2016, we recorded $5.1 million in legal-related charges associated with a Pennsylvania fluctuating workweek wage issue, the Jason Olive case and a government regulation matter, the amounts of which were individually immaterial. These items are explained below in more detail.
DMAA/Aegeline Claims.    Prior to December 2013, we sold products manufactured by third parties that contained derivatives from geranium known as 1.3-dimethylpentylamine/ dimethylamylamine/ 13-dimethylamylamine, or "DMAA," which were recalled from our stores in November 2013, and/or Aegeline, a compound extracted from bael trees. As of December 31, 2016 we were named in the following 28 personal injury lawsuits involving products containing DMAA and/or Aegeline:

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
California Wage and Break Claim.    In July 2011, Charles Brewer, on behalf of himself and all others similarly situated, sued General Nutrition Corporation in federal court, alleging state and federal wage and hour claims (U.S. District Court, Northern District of California, Case No. 11CV3587). In October 2011, Mr. Brewer filed an amended complaint alleging, among other matters, meal, rest break and overtime violations on behalf of sales associates and store managers. In January 2013, the Court conditionally certified a Fair Labor Standards Act ("FLSA") class with respect to one of Plaintiff’s claims, and in November 2014, the Court granted in part and denied in part the plaintiff's motion to certify a California class and granted our motion for decertification of the FLSA class. In May 2015, plaintiffs filed a motion for partial summary judgment as to the alleged liability for non-compliant wage statements, which was granted in part and denied in part in September 2015. On February 5, 2016, we along with attorneys representing the putative class agreed to class-wide settlements of the Brewer case and an additional, immaterial case raising similar claims, pursuant to which we agreed to pay up to $9.5 million in the aggregate, including attorneys’ fees and costs. Following a hearing on August 23, 2016, the Court approved the settlement agreement and dismissed the case with prejudice. As a result of this settlement, we recorded a charge of $9.5 million in 2015, which was paid in the fourth quarter of 2016.
In February 2012, former Senior Store Manager, Elizabeth Naranjo, individually and on behalf of all others similarly situated sued General Nutrition Corporation in the Superior Court of the State of California for the County of Alameda (Case No. RG 12619626), alleging, among other matters, meal, rest break, and overtime violations. On October 22, 2014, the Court granted the plaintiff's motion to certify a class of approximately 900 current and former managers. Because the Court had not yet approved the plaintiff's trial plan, the certification order was provisional and dependent upon the submission of a workable trial plan. Since the Court entered its provisional certification order, the plaintiff submitted a proposed trial plan, a revised proposed trial plan, and a second revised proposed trial plan. In February 2017, the Court will consider plaintiff's second revised proposed trial plan. As of December 31, 2016, an immaterial liability has been accrued in the accompanying financial statements.
Pennsylvania Fluctuating Workweek. On September 18, 2013, Tawny Chevalier and Andrew Hiller commenced a class action in the Court of Common Pleas of Allegheny County, Pennsylvania. Plaintiff asserted a claim against us for a purported violation of the Pennsylvanian Minimum Wage Act (PMWA), challenging our utilization of the "fluctuating workweek" method to calculate overtime compensation, on behalf of all employees who worked for us in Pennsylvania and who were paid according to the fluctuating workweek method. In October 2014, the Court entered an order holding that the use of the fluctuating workweek method violated the PMWA. In September 2016, the Court entered judgment in favor of Plaintiffs and the class in an immaterial amount, which has been recorded as a charge in the accompanying consolidated financial statements. Plaintiffs subsequently filed a petition for an award of attorney's fees, costs and incentive payment. The court awarded an immaterial amount in legal fees. We appealed from the adverse judgment and the award of attorney's fees; the appeal is pending.
Jason Olive v. General Nutrition Corp. In April 2012, Jason Olive filed a complaint in the Superior Court of California, County of Los Angeles (Case No. BC482686), for misappropriation of likeness in which he alleges that we continued to use his image in stores after the expiration of the license to do so in violation of common law and California statutes. Mr. Olive sought compensatory, punitive and statutory damages and attorneys’ fees and costs. The trial in this matter began on July 20, 2016 and concluded on August 8, 2016. The jury awarded plaintiff immaterial amounts for actual damages and emotional distress damages, which are accrued in the accompanying financial statements. The jury refused to award plaintiff any of the profits he sought to disgorge, or punitive damages. The court entered judgment in the case on October 14, 2016. In addition to the verdict, we and Mr. Olive sought attorneys' fees and other costs from the Court. The Court refused to award attorney's fees to either side but awarded plaintiff an immaterial amount for costs. Plaintiff has appealed the judgment, and separately, the order denying attorney's fees. We have cross-appealed the judgment and the Court's denial of attorney fees. The appeals are currently pending.
Oregon Attorney General. On October 22, 2015, the Attorney General for the State of Oregon sued General Nutrition Corporation in Multnomah County Circuit Court (Case No. 15CV28591) for alleged violations of Oregon’s Unlawful Trade Practices Act, in connection with its sale in Oregon of certain third-party products, which has been amended to add allegations related to products containing DMAA, oxilofrine, aegeline, and cynanchum auriculatum. GNC is vigorously defending against these allegations. On December 19, 2016, GNC filed an answer, including counterclaims and third party complaints for indemnification. As any losses that may arise from this matter are not probably or reasonably estimable at this time, no liability has been accrued in the accompanying interim consolidated financial statements. Moreover, we do not anticipate that any such losses are likely to have a material impact on our business or results of operations. We are contractually entitled to indemnification and defense by our third-party vendors, which have accepted our tender request for defense and indemnification. Ultimately, however, our ability to obtain full recovery in respect of any such claims against us is dependent upon the creditworthiness of our vendors and/or their insurance coverage and the absence of any significant defenses available to their insurers.

Item 4.     MINE SAFETY DISCLOSURES
This Item 4 is not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF SECURITIES.
Market Information
Since March 31, 2011, our common stock has been traded on the NYSE under the symbol "GNC." As of February 9, 2017, there were 68,403,091 shares of common stock outstanding, the closing price of our common stock was $8.47 per share, and we had approximately 47 stockholders of record (including 39 holders of restricted stock).
The following table presents the high and low sales prices and dividend declared by quarter for the common stock, as reported by the NYSE:

2016 quarter ended	High	Low	Dividend per Share
March 31	$32.74	$23.13	$0.20
June 30	$35.90	$23.23	$0.20
September 30	$28.11	$18.92	$0.20
December 31	$22.32	$10.29	$0.20

2015 quarter ended	High	Low	Dividend per Share
March 31	$49.66	$41.43	$0.18
June 30	$49.06	$40.93	$0.18
September 30	$51.69	$39.65	$0.18
December 31	$43.09	$22.64	$0.18

2014 quarter ended	High	Low	Dividend per Share
March 31	$58.55	$42.54	$0.16
June 30	$47.35	$33.70	$0.16
September 30	$42.01	$30.84	$0.16
December 31	$47.40	$35.44	$0.16
Dividends

In February 2017, the Board of Directors approved our recommendation to suspend the quarterly dividend.  The dividend suspension is part of a broader plan to utilize a greater portion of our free cash to reduce debt.

Issuer Purchases of Equity Securities

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Dollar Value of Shares That May Yet be Purchased Under the Plan or Program
October 1 to October 31, 2016	—	$—	—	$197,795,011
November 1 to November 30, 2016	—	$—	—	$197,795,011
December 1 to December 31, 2016	—	$—	—	$197,795,011
Total	—	$—	—
(1) Other than as set forth in the table above, we made no purchases of shares of Class A common stock for the quarter ended December 31, 2016.
(2) In August 2015, the Board approved a $500.0 million multi-year repurchase program in addition to the $500.0 million multi-year program approved in August 2014, bringing the aggregate share repurchase program to $1.0 billion of Holdings' common stock. Holdings repurchased $229.2 million of common stock during the twelve months ended December 31, 2016 and has utilized $802.2 million of the current share repurchase program. As of December 31, 2016, $197.8 million remains available for purchase under the program.

Stock Performance Graph
The graph below matches GNC Holdings, Inc.'s cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the S&P 500 index and the S&P 500 Retail index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 12/31/2011 to 12/31/2016.

**COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN***
**Among GNC Holdings, Inc., the S&P 500 Index,**
**and S&P 500 Retail Index**

$350
$300
$250
$200
$150
$100
$50
$0
12/11
12/12
12/13
12/14
12/15
12/16
GNC Holdings, Inc.
S&P 500
S&P 500 Retail Index

*$100 invested on 12/31/11 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2017 Standard & Poor's, a division of S&P Global. All rights reserved

Item 6.    SELECTED FINANCIAL DATA.
The selected consolidated financial data presented below as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014 are derived from our audited consolidated financial statements and footnotes included in this Annual Report. The selected consolidated financial data presented below as of December 31, 2014, 2013 and 2012 and for the years ended December 31, 2013 and 2012 are derived from our audited consolidated financial statements and footnotes not included in this Annual Report.
You should read the following financial information together with the information under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited consolidated financial statements and related notes in Item 8, "Financial Statements and Supplementary Data."

	As of and for the Year ended December 31,
(in millions, except per share data)	2016	2015	2014	2013	2012
Statement of Operations Data:
Revenue (1)	$2,540.0	$2,683.3	$2,655.0	$2,664.3	$2,463.1
Cost of sales, including warehousing, distribution and occupancy (1)	1,679.9	1,698.7	1,674.8	1,673.8	1,534.1
Gross profit	860.1	984.6	980.2	990.5	929.0
Selling, general and administrative	575.2	567.3	554.8	533.7	502.0
Gains on refranchising	(19.1)	(7.6)	(9.9)	(2.7)	(0.8)
Long-lived asset impairments	476.6	28.3	—	—	—
Other loss (income) net (2)	0.4	3.5	(4.2)	(1.0)	(0.1)
Operating (loss) income	(173.0)	393.1	439.5	460.5	427.9
Interest expense, net	60.4	50.9	46.7	53.0	47.6
(Loss) Income before income taxes	(233.4)	342.2	392.8	407.5	380.3
Income tax expense	52.9	122.9	136.9	142.5	140.1
Net (loss) income	$(286.3)	$219.3	$255.9	$265.0	$240.2
Weighted average shares outstanding (in thousands):
Basic	69.4	83.9	90.5	96.5	103.5
Diluted	69.4	84.2	90.9	97.4	104.9
(Loss) Earnings per share:
Basic	$(4.12)	$2.61	$2.83	$2.75	$2.32
Diluted	$(4.12)	$2.60	$2.81	$2.72	$2.29
Dividends declared per share	$0.80	$0.72	$0.64	$0.60	$0.44
Balance Sheet Data:
Cash and cash equivalents	$34.5	$56.5	$133.8	$226.2	$158.5
Working capital (3)	491.5	515.2	636.0	719.0	573.5
Total assets (4) (5)	2,068.6	2,554.4	2,678.2	2,738.6	2,545.5
Total current and non-current long-term debt (4)	1,540.5	1,449.2	1,337.9	1,341.8	1,089.8
Stockholders' (deficit) equity	(95.0)	468.6	756.0	815.6	882.0

Statement of Cash Flows:
Net cash provided by operating activities	$208.2	$354.5	$303.8	$239.4	$223.0
Net cash used in investing activities	(22.4)	(45.6)	(75.5)	(78.3)	(43.2)
Net cash used in financing activities	(207.5)	(384.5)	(321.0)	(94.3)	(149.3)
Capital expenditures	59.6	45.8	70.5	50.2	41.9

(1)
Refer to Item 8 "Financial Statements and Supplementary Data," Note 2, "Basis of Presentation and Summary of Significant Accounting Policies" for details with respect to the revision of sublease rental income. Specifically, sublease rental income from franchisees is presented as "Revenue" compared with the previous presentation as a reduction to occupancy expense in "Cost of sales, including warehousing, distribution, and occupancy," to conform to the current year presentation. The revision to "Revenue" and "Cost of sales, including warehousing, distribution, and occupancy" in the consolidated statements of operations for 2013 and 2012 were $37.5 million and $34.9 million, respectively.

(2)	In 2016, other loss principally related to $0.4 million of foreign currency losses.
In 2015, other loss principally related to $2.7 million loss on sale of Discount Supplements and $0.8 million of foreign currency losses.
In 2014, other income principally related to a $4.4 million reversal of a contingent purchase price liability partially offset by $0.2 million of foreign currency losses.
In 2013, other income principally related to a $1.0 million reversal of a contingent purchase price liability.
In 2012, other income principally related to $0.1 million of foreign currency gains.

(3)	Defined as current assets less current liabilities.

(4)
Includes the adoption of ASU 2015-03 and 2015-15 relating to the presentation of deferred financing fees. Specifically, debt issuance cost was reclassified from "Other long-term assets" to "Long-term debt" on the consolidated balance sheet. The debt issuance costs reclassified on the consolidated balance sheet for 2014, 2013, and 2012 were $4.4 million, $5.3 million, and $8.8 million, respectively.

(5)
Includes the reclassification of deferred rent asset associated with recognizing sublease rental income for lease agreements that contain escalation clauses, which are fixed and determinable, on a straight-line basis from "Other long-term liabilities" to "Other long-term assets"on the consolidated balance sheet as a result of the revision for sublease rent income. The deferred rent assets reclassified on the consolidated balance sheet for 2014, 2013, and 2012 were $4.8 million, $3.6 million, and $2.3 million respectively. Refer to Item 8 "Financial Statements and Supplementary Data," Note 2, "Basis of Presentation and Summary of Significant Accounting Policies" for more information with respect to the revision of sublease rental income.

The following table summarizes our stores for the periods indicated:

	Year Ended December 31,
	2016	2015	2014	2013	2012
U.S. & Canada
Company-owned (a):
Beginning of period balance	3,584	3,487	3,332	3,178	3,036
Store openings	69	115	183	170	147
Acquired franchise stores (b)	21	44	25	16	29
Franchise conversions (c)	(102)	(33)	(25)	(9)	(9)
Store closings	(59)	(29)	(28)	(23)	(25)
End of period balance	3,513	3,584	3,487	3,332	3,178
Domestic Franchise:
Beginning of period balance	1,084	1,070	1,012	949	924
Store openings	33	32	70	74	56
Acquired franchise stores (b)	(21)	(44)	(25)	(16)	(29)
Franchise conversions (c)	102	33	25	9	9
Store closings	(20)	(7)	(12)	(4)	(11)
End of period balance	1,178	1,084	1,070	1,012	949
International (d)
Beginning of period balance	2,095	2,150	2,034	1,840	1,600
Store openings	108	144	208	325	300
Store closings	(230)	(199)	(92)	(131)	(60)
End of period balance	1,973	2,095	2,150	2,034	1,840
Store-within-a-store (Rite Aid):
Beginning of period balance	2,327	2,269	2,215	2,181	2,125
Store openings	41	59	60	41	63
Store closings	(10)	(1)	(6)	(7)	(7)
End of period balance	2,358	2,327	2,269	2,215	2,181
Total Stores	9,022	9,090	8,976	8,593	8,148
_______________________________________________________________________________

(a)	Includes Canada

(b)	Stores that were acquired from franchisees and subsequently converted into company-owned stores.

(c)	Company-owned store locations sold to franchisees.

(d)	Includes franchise locations in approximately 50 countries (including distribution centers where sales are made) and company-owned stores located in Ireland (The Health Store) and China.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
Overview
We are a global specialty retailer of health, wellness and performance products, including protein, performance supplements, weight management supplements, vitamins, herbs and greens, wellness supplements, health and beauty, food and drink and other general merchandise. We derive our revenues principally from: product sales through our company-owned stores; the internet primarily through our websites, GNC.com and LuckyVitamin.com; domestic and international franchise activities; and sales of products manufactured in our facility to third parties. We sell products through a worldwide network of more than 9,000 locations operating under the GNC brand name.
We believe the competitive strengths that position us as a leader in the specialty nutritional supplement space include our: well-recognized brand; stable base of long-term customers; geographically diverse store base; vertically integrated operations and differentiated service model designed to enhance the customer experience.
Our Current Strategy
Over the past several years we have been experiencing varying degrees of declining traffic trends leading to lower same store sales in our retail stores. After extensive consumer research and market/competitive analysis we determined that our business model needed to be reimagined. Listening to the customer and addressing their key issues with our business led to the development and launch of the One New GNC. There are areas within our business where we were no longer competitive when compared to other retailers or retail channels and we are addressing those, which include product innovation and loyalty. We also learned that our customers were looking for more simplified prices and a more differentiated in-store experience. Pilot tests in the back-half of 2016 led to a national December 29, 2016 launch of the One New GNC. The costs associated with the launch of the One New GNC lowered our operating income by approximately $10 million in the fourth quarter of 2016, which primarily relates to marketing spend and the impact of closing all of our U.S. company-owned stores on December 28, 2016.
Key elements of the One New GNC launch and areas of internal focus for the Company to address the consumer challenges described above, are as follows:

•
Pricing and loyalty programs. The roll-out of single-tier pricing and loyalty programs was effective system-wide in the U.S. with the launch of the One New GNC on December 29, 2016, which we anticipate becoming more significant in 2017 and beyond, and includes the following;

◦
Launch of the One New GNC pricing model. Following more than a year of consumer tests and pilot programs we rolled out a single-tiered pricing strategy in our domestic company-owned and franchise locations. The new pricing model builds on the pricing work done in 2016 to appropriately identify and price our known value items, creates a clear definition of role and intent by product category, further improves the clarity of our price message and more closely aligns the customer’s perception of our pricing with the quality and value of our products; and

◦
Growing the new myGNC Rewards and PRO Access loyalty programs. Following extensive research during 2015 and 2016, concurrent with the launch of the One New GNC pricing model, we launched a free loyalty program, myGNC Rewards and a paid program, PRO Access. We believe that further developing and encouraging active customer participation in robust customer loyalty programs is an important step toward our goals for attracting new customers and building meaningful, long-term connections with our customers. Concurrent with the loyalty launch we also released an enhanced mobile application to enable simplified customer access to the program and their points.

•
Improving the customer experience. We are working on improvements in product availability and in-store shopping experience that will differentiate us from our competitors in the mind of the consumer. We have upgraded the registers in all of our company-owned U.S. stores to address issues regarding speed of transactions. With the launch of the One New GNC we have increased our in-field training of store associates as it is our objective that customers visit our stores not just to buy product, but to know that our employees can provide support as a trusted advisor. We are also working to improve the restocking, reordering process and system for our stores to minimize out-of-stock inventory issues and maximize our inventory management efforts. We are investing in our online and omnichannel capabilities to better meet consumer demand without regard to the place and time a customer is interested in GNC.

We believe that developing the capability to leverage all of our sales channels to deliver a consistent and high-quality customer experience will better differentiate us from other competitors, particularly online only options. Our store base is a competitive advantage over online-only competitors especially as we continue to develop our in-store associates to deliver thoughtful assistance throughout the shopping experience.

•
Proprietary products and innovation capabilities. We believe that product innovation is critical to our growth, brand image superiority and competitive advantage. Through market research, interactions with customers and partnerships with leading industry vendors, we work to identify shifting consumer trends that can inform our product development process. We have industry leading product development teams located at our corporate headquarters in Pittsburgh and our manufacturing facility in Greenville, South Carolina which help drive our development and formulation of proprietary nutritional supplements with a focus on both high growth and higher margin categories. We believe that these internal capabilities can provide us with a competitive advantage as we can more quickly and potentially cost effectively take a concept from ideation, to development, to testing and ultimately to the shelf for sale to our customers.

We believe that our brand portfolio of proprietary products, which are available in our stores, on GNC.com and Amazon.com, advances GNC’s brand presence and our general reputation as a leading retailer of health and wellness products.

•
Third Party partnerships.  We carry a wide variety of well-known brands and have long standing relationships with many of our third party suppliers. We seek to leverage our partnerships with our top vendors to offer exclusive products that differentiate GNC from our competitors. Our key third party product providers join with us on key marketing initiatives and product launches. Having a fresh and innovative supply of new products from our partners is a key element of what we believe sets us apart from competitors.

•
Our refranchising strategy.  We have increased the proportion of our domestic stores that are franchise locations, having refranchised 102 stores in 2016. We expect to see an increase in the proportion of franchise locations through the continued transitioning of company-owned to franchise locations over time. We evaluate all potential refranchising opportunities based on their ability to deliver shareholder value in excess of what would be created by continuing to operate as company-owned locations. As part of this effort, we remain focused on creating and nurturing franchise partnerships that support our company initiatives and image.

Key Performance Indicators
The primary key performance indicators that senior management focuses on include revenue and operating income for each segment, which are discussed in detail within "Results of Operations", as well as same store sales growth.
Same store sales growth represents the percentage change in same store point-of-sale retail sales in the period presented compared with the prior year period. Same store sales are calculated on a daily basis for each store and exclude the net sales of a store for any period if the store was not open during the same period of the prior year. We include our internet sales of GNC.com in our domestic retail company-owned same store sales calculation and effective January 1, 2016 we excluded Drugstore.com, which does not have a significant impact to same store sales and was terminated on September 30, 2016. When a store's square footage has been changed as a result of reconfiguration or relocation in the same mall or shopping center, the store continues to be treated as a same store. If, during the period presented, a store was closed, relocated to a different mall or shopping center, or converted to a franchise store or a company-owned store, sales from that store up to and including the closing day or the day immediately preceding the relocation or conversion are included as same store sales as long as the store was open during the same period of the prior year. We exclude sales during the period presented that occurred on or after the date of relocation to a different mall or shopping center or the date of a conversion.

Results of Operations
The following information presented was derived from our audited consolidated financial statements and accompanying notes included in Item 8, "Financial Statements and Supplementary Data."
(Expressed as a percentage of total consolidated revenue)

	Year ended December 31,
	2016	2015	2014
Revenues:
U.S. and Canada	84.4%	83.5%	83.1%
International	6.3%	6.8%	6.6%
Manufacturing / Wholesale:
Intersegment revenues	8.6%	10.0%	11.0%
Third Party	9.3%	8.8%	9.1%
Subtotal Manufacturing / Wholesale	17.9%	18.8%	20.1%
Other	—%	0.9%	1.2%
Elimination of intersegment revenue	(8.6)%	(10.0)%	(11.0)%
Total net revenues	100.0%	100.0%	100.0%
Operating expenses:
Cost of sales, including warehousing, distribution and occupancy	66.1%	63.3%	63.1%
Gross Profit	33.9%	36.7%	36.9%
Selling, general and administrative expenses	22.6%	21.1%	20.9%
Gains on refranchising	(0.8)%	(0.3)%	(0.4)%
Long-lived asset impairments	18.8%	1.1%	0.0%
Other loss (income), net	—%	0.1%	(0.2)%
Total operating expenses	106.8%	85.3%	83.4%
Operating (loss) income:
U.S. and Canada	(4.1)%	14.1%	14.4%
International	2.2%	2.4%	2.2%
Manufacturing / Wholesale	(0.8)%	3.2%	3.2%
Unallocated corporate and other costs:
Corporate costs	(4.1)%	(3.7)%	(3.3)%
Other	—%	(1.4)%	—%
Subtotal unallocated corporate and other costs	(4.1)%	(5.1)%	(3.3)%
Total operating (loss) income	(6.8)%	14.7%	16.6%
Interest expense, net	2.4%	1.9%	1.8%
(Loss) income before income taxes	(9.2)%	12.8%	14.8%
Income tax expense	2.1%	4.6%	5.2%
Net (loss) income	(11.3)%	8.2%	9.6%
Note: The presentation of certain immaterial amounts in our consolidated financial statements of prior periods has been revised to conform to the current periods presented. Specifically, sublease rental income received from franchisees is presented as "Revenue" compared with the previous presentation as a reduction to occupancy expense in "Cost of sales, including warehousing, distribution, and occupancy." This revision has no impact on operating income. For additional information regarding this revision, see Item 8, "Financial Statements and Supplementary Data," Note 2, "Basis of Presentation and Summary of Significant Accounting Policies."

Comparison of the Years Ended December 31, 2016 (current year) and 2015 (prior year)
Revenues
Our consolidated net revenues decreased $143.3 million, or 5.3%, to $2,540.0 million in the current year compared with $2,683.3 million in 2015. The decrease was the result of lower sales in our U.S. and Canada and International segments.
U.S. and Canada.    Revenues in our U.S. and Canada segment decreased $96.9 million, or 4.3%, to $2,143.6 million in the current year compared with $2,240.5 million in 2015. E-commerce sales which include GNC.com and Lucky Vitamin, were 8.9% of U.S. and Canada revenue for the year ended December 31, 2016, compared with 9.6% in the year ended December 31, 2015.
Negative domestic retail same store sales of 6.5%, which includes corporate stores and GNC.com, resulted in a $109.1 million decrease in revenue year-over-year. Negative same store sales were primarily due to lower sales in the vitamin, food/drink, protein and weight management categories, partially offset by improvement in the health and beauty and performance supplements categories and include the impact of a significant decrease in our GNC.com sales due in part to a meaningful reduction in our web promotions as well as lower point-of-sale gold card sales. In addition, our total corporate stores decreased from 3,584 at December 31, 2015 to 3,513 at December 31, 2016.
Revenues from our domestic franchisees decreased by $5.2 million to $326.7 million in the current year compared with $331.9 million in 2015. This decrease was due to the impact of our franchisees having negative retail same stores sales of 6.8% in the current year, partially offset by an increase in the number of franchise stores from 1,084 at December 31, 2015 to 1,178 at December 31, 2016. Revenue from our company-owned stores in Canada decreased $6.2 million year-over-year primarily due to negative same store sales of 7.1% and the unfavorable impact of foreign exchange rate changes. Partially offsetting the above decreases was a revenue increase of $13.1 million due to higher sales from Lucky Vitamin.
Gold Card revenue (including the impact of deferred revenue) recognized in our company-owned U.S. stores in 2016 was $62.2 million compared with $59.2 million in 2015. The sales of Gold Cards ended on December 18, 2016 and the Gold Card Member Pricing program was discontinued in all domestic company-owned and franchise stores on December 28, 2016 in connection with the introduction of One New GNC. As a part of the launch, we provided former Gold Card customers within the one year membership period with a coupon equivalent to a reimbursement of the unexpired portion of their Gold Card membership fee. During the fourth quarter, we accelerated recognition of $4.0 million of Gold Card deferred revenue, as a portion of the coupons were redeemed relating to the pilot markets and system-wide after the launch of the One New GNC.
International.   Revenues in our International segment decreased $22.3 million, or 12.2%, to $160.7 million in 2016 compared with $183.0 million in 2015. Despite our international franchisees reporting an increase in retail same store sales of 0.8% in the current year (excluding the impact of foreign exchange rate changes relative to the U.S. dollar), revenue from franchisees decreased $28.1 million primarily relating to challenges in several markets as well as a net decrease in the number of franchise stores from 2,095 at December 31, 2015 to 1,973 at December 31, 2016. Partially offsetting the above decrease was an increase in revenue of $5.6 million associated with our China business.
Manufacturing / Wholesale.    Revenues in our Manufacturing / Wholesale segment, excluding intersegment revenues, were flat at $235.7 million in each of the years ended December 31, 2016 and 2015. Third-party contract manufacturing sales increased by $15.6 million, or 13.2%, to $134.5 million in the current year compared with $118.9 million in 2015. This increase was offset by a decrease in sales to our wholesale partners of $15.7 million, or 13.4% to $101.1 million for the year ended December 31, 2016 compared with $116.8 million in 2015. Intersegment sales decreased $48.6 million from $267.4 million in the prior year to $218.8 million in the current year due to lower proprietary sales in our U.S. and Canada and International segments.
Other. Revenue decreased by $24.1 million due to the sale of Discount Supplements in the fourth quarter of 2015.
Cost of Sales and Gross Profit
Cost of sales, which includes product costs, warehousing, distribution and occupancy costs, decreased $18.8 million, or 1.1%, to $1,679.9 million in the current year compared with $1,698.7 million in 2015. Gross profit decreased $124.5 million from $984.6 million in the prior year to $860.1 million in the current year, and as a percentage of revenue, decreased from 36.7% in the prior year to 33.9% in the current year. The decrease in gross profit rate was primarily due to occupancy expense deleverage associated with negative same store sales and lower domestic retail product margin rate due to the impact of promotional pricing and reserves on certain third-party product that could not be returned to vendors as well as higher estimated reserves on certain proprietary products as a result of recent sales trends.
Selling, General and Administrative ("SG&A") Expense
SG&A expense, including compensation and related benefits, advertising and other expenses, increased $7.9 million, or 1.4%, to $575.2 million in the current year compared with $567.3 million in 2015. As a percentage of revenue, SG&A expense was 22.6% in the current year compared with 21.1% in 2015. The increase in SG&A expense was due to increases in compensation and related benefits of $11.3 million and marketing of $4.6 million, partially offset by a decrease in other SG&A expenses of $8.0 million.
The increase in compensation and related benefits of $11.3 million or 3.3% in the current year as compared with the prior year was primarily due to severance expense of $4.5 million in the current year associated with the departure of our former Chief Executive Officer as well as higher salaries expense, the majority of which relates to store and field associates. Partially offsetting the above increases is a decrease of $2.8 million as a result of the comparative effect of the correction of an immaterial error in the prior year as further explained in Item 8, "Financial Statements," Note 2, "Basis of Presentation" as well as lower sales incentives and certain other benefits.
The increase in marketing expense of $4.6 million in the current year compared with the prior year was primarily due to the launch of One New GNC in December 2016.
The decreases in other SG&A expenses of $8.0 million or 5.2% in the current year as compared with the prior year was primarily due to lower commissions associated with the lower GNC.com sales and lower legal-related charges, partially offset by the comparative effect of a prior year decrease in bad debt expense associated with a reduction in the previously established allowance for certain of our international franchisees based on cash collected, and higher IT expenses.
Gains on Refranchising
Gains on refranchising, which represent gains on the sale of company-owned stores to franchisees, were $19.1 million for the year ended December 31, 2016 compared with $7.6 million in the prior year. We sold 102 company-owned stores to franchisees in the current year, which includes the sale of 84 company-owned stores to one franchisee, compared with 33 company-owned stores in the prior year.
Long-Lived Asset Impairments
We recorded $471.1 million in goodwill impairments that together with charges on property and equipment resulted in $476.6 million of non-cash long-lived asset impairments. The goodwill impairment charges were recorded on the Domestic Stores, Manufacturing and Canada reporting units for $366.4 million, $90.5 million and $14.2 million, respectively. We recorded a $28.3 million impairment charge in the third quarter of 2015 relating to our Discount Supplements business which was sold in the fourth quarter of 2015. Refer to Item 8, "Financial Statements and Supplementary Data," Note 6, "Goodwill and Intangible Assets, Net" and Note 7, "Property, Plant and Equipment, Net" for more information.
Other Loss, Net
Other loss, net, in the current year of $0.4 million primarily relates to foreign currency losses. Other loss, net in the prior year includes a loss of $2.7 million relating to the sale of the assets of Discount Supplements and losses on foreign currency of $0.8 million.
Operating (Loss) Income
As a result of the foregoing, consolidated operating loss was $172.9 million in the current year compared with income of $393.1 million in 2015. Operating (loss) income in the current and prior year was impacted significantly by long-lived asset impairment charges and gains on refranchising.
U.S and Canada.    Operating loss was $105.3 million in the current year compared with income of $378.2 million in 2015. As explained above, long-lived asset impairments were recorded in the current year in the U.S. and Canada segment totaling $386.0 million. Excluding these non-cash impairment charges and gains on refranchising of $19.1 million and $7.6 million in the current year and prior year, respectively, operating income was $261.6 million in the current year or 12.2% of segment revenue compared with $370.6 million in the prior year or 16.5% of segment revenue. The decrease compared with the prior year was primarily due to expense deleverage in occupancy and salaries expense associated with negative company-owned same store sales, the launch of the One New GNC (which lowered operating income by approximately $10 million) and lower domestic retail product margin rate as described above under "Cost of Sales and Gross Profit."
International.    Operating income decreased $9.1 million, or 14.1%, to $55.4 million in the current year compared with $64.5 million in 2015 and as a percentage of segment revenue was 34.5% and 35.2%, respectively. The decrease in operating income percentage was primarily due to the comparative effect of the prior year reduction in the previously established bad debt allowance associated with certain of our franchisees as well as higher marketing and deleverage in salaries and benefits. Partially offsetting the decrease in operating income as a percentage of segment revenue was higher product margin rate due in part to a higher mix of proprietary sales.

Manufacturing / Wholesale.    Operating loss was $20.0 million in the current year compared with income of $86.2 million in 2015. As explained above, the current year was significantly impacted by a $90.5 million goodwill impairment. Excluding this non-cash charge, operating income was $70.5 million, or 15.5% of segment revenue, in the current year compared with 17.1% of segment revenue in the prior year. The decrease in operating income as a percentage of segment revenue was primarily due to lower intersegment sales, which resulted in unfavorable manufacturing variances, and a higher mix of third-party contract manufacturing sales, which generally contribute lower margins.
Other.  Operating income increased by $37.6 million due to the comparative effect of the prior year $28.3 million long-lived asset impairment charge and $2.7 million loss on sale, related to Discount Supplements, which was sold in the fourth quarter of 2015.
Corporate costs.    Corporate costs increased by $5.1 million, or 5.1%, to $103.4 million in the current year compared with $98.3 million in 2015 primarily due to higher salaries expense, severance of $4.5 million related to the departure of the former Chief Executive Officer and higher IT expenses, partially offset by lower legal-related charges.
Interest Expense
Interest expense increased $9.5 million, or 18.7%, to $60.4 million in the current year compared with $50.9 million in 2015. The increase in interest expense was due to the convertible debt issuance in August 2015, the majority of which relates to non-cash interest expense associated with the amortization of the conversion feature, and amounts drawn under the Revolving Credit Facility, partially offset by a lower balance on the Term Loan Facility.
Income Tax Expense
We recognized $52.9 million (or 22.6% of pre-tax loss) of income tax expense in the current year compared with $122.9 million (or 35.9% of pre-tax income) in 2015. The current year effective tax rate was significantly impacted by $471.1 million of goodwill impairments, the majority of which are not deductible for tax purposes. Excluding the goodwill impairments, the effective tax rate would have been 36.7% in the current year. The current year tax rate was also impacted by an increase to the valuation allowance of $4.4 million.
The prior year tax rate was impacted by a discrete tax benefit of $11.8 million due to the effect of a worthless stock deduction resulting from excess tax basis in the common shares of Discount Supplements and a decrease in the liability for uncertain tax positions of $3.3 million due in part to the expiration of certain statutes of limitation with respect to the 2011 fiscal year. The prior year tax rate was also impacted by an increase to the valuation allowance of $2.3 million.
The valuation allowance in each period was adjusted based on a change in circumstances, including anticipated future earnings, which caused a change in judgment about the realizability of certain deferred tax assets related to net operating losses.
Net (Loss) Income
As a result of the foregoing, we recorded a net loss of $286.3 million in the current year, which includes the impact of $476.6 million of long-lived asset impairments, compared with net income of $219.3 million in 2015.
Diluted (Loss) Earnings Per Share
Diluted loss per share was $4.12 in the current year due to the decrease in net income partially offset by a 17.5% decrease in the weighted average diluted shares outstanding in the current year as a result of 7.9 million shares repurchased in 2016, the significant majority of which were in the first quarter.
Comparison of the Years Ended December 31, 2015 and 2014
Revenues
Our consolidated net revenues increased $28.3 million, or 1.1%, to $2,683.3 million for the year ended December 31, 2015 compared with $2,655.0 million in 2014. Revenue increased in both our U.S. and Canada and International segments and decreased in our Manufacturing / Wholesale segment.
U.S. and Canada.    Revenues in our U.S. and Canada segment increased $33.2 million, or 1.5%, to $2,240.5 million for the year ended December 31, 2015 compared with $2,207.3 million in 2014, primarily due to an increase of approximately $34 million from the addition of 97 net new company-owned stores, including 24 net new stores in Canada. Our company-owned store base increased from 3,487 stores at December 31, 2014 to 3,584 stores at December 31, 2015. In addition, revenue increased due to growth in our e-commerce businesses of $5.6 million and an increase of $7.5 million in Gold Card revenue for company-owned stores largely due to the comparative effect of 2014 Gold Card revenue which was negatively affected by the Member Pricing launch in 2013, including a Gold Card give away promotion.

Despite the impact of a decrease in domestic franchise same store retail sales of 2.1% year-over-year, domestic franchise revenue increased $22.5 million to $331.9 million for the year ended December 31, 2015 compared with $309.4 million in 2014 due to increased third-party wholesale product sales.
Partially offsetting the increases in segment revenue above was a decrease of approximately $22 million to product revenue due to the impact of negative domestic retail same store sales. In addition, the impact of Canadian dollar exchange rates resulted in a decrease of approximately $17 million to segment revenue.
International.    Revenues in our International segment increased $8.1 million, or 4.6%, to $183.0 million for the year ended December 31, 2015 compared with $174.9 million in 2014. International franchise revenue increased $3.5 million primarily due to higher third-party product sales. Excluding the impact of our franchise stores located in Venezuela, which was experiencing political unrest, our international franchisees reported negative same store retail sales of 1.3% in 2015, which excludes the impact of foreign exchange rate changes relative to the U.S. dollar. Effective December 31, 2015, we terminated the agreement with the franchisee who operated stores in Venezuela, Columbia, and Spain. Additionally, revenue increased $5.1 million from The Health Store (excluding the impact of foreign exchange rates), our chain of 10 retail stores located in Ireland whose acquisition was completed in April 2014.
Manufacturing / Wholesale.    Revenues in our Manufacturing / Wholesale segment, excluding intersegment revenues, decreased by $5.5 million, or 2.3%, to $235.7 million for the year ended December 31, 2015 compared with $241.2 million in 2014. Third-party contract manufacturing sales decreased by $6.2 million, or 5.0%, to $118.9 million for the year ended December 31, 2015 compared with $125.1 million in 2014. Wholesale revenue was relatively flat increasing by $0.8 million, or 0.7% in 2015.
Other. Discount Supplements, the assets of which we sold on December 31, 2015, yielded a $5.5 million decrease in revenue (excluding the impact of foreign exchange rate changes).
Cost of Sales and Gross Profit
Cost of sales increased $23.9 million, or 1.4%, to $1,698.7 million for the year ended December 31, 2015 compared with $1,674.8 million in 2014. Gross profit, as a percentage of revenue, decreased slightly from 36.9% in 2014 to 36.7% for the year ended December 31, 2015. Domestic Retail product margin rate slight improvement due to the elimination of unprofitable promotions in 2015 was more than offset by deleverage in occupancy costs associated with negative same store sales and higher distribution costs primarily due to our new distribution center in Indiana, which opened in October 2014.
SG&A Expense
SG&A expense, including compensation and related benefits, advertising and other expenses, increased $12.4 million, or 2.2%, to $567.3 million, for the year ended December 31, 2015 compared with $554.9 million in 2014. As a percentage of revenue, SG&A expense was 21.1% for the year ended December 31, 2015 compared with 20.9% in 2014. The increase in SG&A expense was due to an increase in compensation and related benefits of $8.2 million and other SG&A expenses of $11.4 million, partially offset by a decrease in advertising expense of $7.2 million.
The increase in compensation and related benefits was principally due to an increase in store salaries and benefits to support our increased store base. In addition, compensation expense of $2.8 million was recorded in 2015 relating to the correction of an immaterial error in the first quarter of 2015 as explained in Item 8, "Financial Statements and Supplementary Data," Note 2, "Basis of Presentation and Summary of Significant Accounting Policies." These expenses were partially offset by the management realignment charge recorded in 2014, in which we incurred $7.8 million of severance-related expenses associated with the changes among our executive leadership team.
The increase in other SG&A expense was primarily due to an increase in costs related to a legal settlement as described in Item 8, "Financial Statements and Supplementary Data," Note 12 "Commitments and Contingencies," partially offset by a decrease in bad debt reserves established in 2014 associated with certain of our international franchisees.
The decrease in advertising expense was due to our evaluation to refine the optimal media mix to maximize our return as well as higher spend associated with Beat AverageTM campaign launched in 2014 as compared with the "80 Years Quality Life / Quality Products" campaign launched in 2015.
Gains on Refranchising
Gains on refranchising were $7.6 million for the year ended December 31, 2015 compared with $9.9 million in the prior year. We sold 33 company-owned stores to franchisees in 2015 compared with 25 company-owned stores in 2014.

Long-Lived Asset Impairments
We recorded a $28.3 million impairment charge in the third quarter of 2015 for Discount Supplements, which consisted of $23.3 million related to goodwill, $4.4 million related to trade name and website intangible assets and $0.6 million related to fixed assets. Refer to Item 8, "Financial Statements and Supplementary Data," Note 6, "Goodwill and Intangible Assets, Net" for more information.
Other (Loss) Income, Net
Other (loss) income, net, includes a loss of $2.7 million attributable to the sale of substantially all of the assets of our Discount Supplements business in 2015 and the reversal of a $4.4 million contingent purchase price liability in 2014 associated with Discount Supplements as well as foreign currency losses of $0.8 million and $0.2 million in 2015 and 2014, respectively.
Operating Income
As a result of the foregoing, consolidated operating income decreased $46.4 million, or 10.6%, to $393.1 million for the year ended December 31, 2015 compared with $439.5 million in 2014. Operating income, as a percentage of revenue, was 14.7% and 16.6% for the years ended December 31, 2015 and 2014, respectively.
U.S. and Canada.    Operating income decreased $4.0 million, or 1.1%, to $378.2 million for the year ended December 31, 2015 compared with $382.2 million in 2014 and as a percentage of segment revenue was 16.9% and 17.3%, respectively. Excluding the impact of gains on refranchising of $7.6 million and $9.9 million, operating income as a percentage of segment revenue was 16.5% and 16.9% in 2015 and 2014, respectively. The decrease in operating income was primarily due to expense deleverage in occupancy and compensation benefits associated with negative same store sales, partially offset by improved domestic retail product margin rate.
International.    Operating income increased $4.8 million, or 8.0%, to $64.5 million for the year ended December 31, 2015 compared with $59.7 million in 2014 and as a percentage of segment revenue was 35.2% and 34.1%, respectively. Excluding the impact of the decrease to bad debt reserves established in 2014 associated with certain of our international franchisees, operating income decreased by $2.5 million and as a percentage of segment revenue decreased from 36.6% to 33.6% in 2015. The percentage decline is primarily due to a decline in product margin rate due to additional third-party wholesale product sales, which have lower margin rates relative to proprietary sales.
Manufacturing / Wholesale.    Operating income was $86.2 million for the year ended December 31, 2015 compared with $85.5 million in 2014. Excluding the impact of the $3.5 million charge in 2014 associated with lower manufacturing volumes to align inventory levels to business trends, operating income decreased $2.8 million and as a percentage of segment revenue increased from 16.7% to 17.1% in 2015 primarily due to higher product margin rate for our wholesale customers partially offset by a lower rate for third-party contract manufacturing.
Other. Operating income decreased by $37.9 million in the year ended December 31, 2015 compared to 2014 primarily due to $28.3 million of long-lived asset impairment charges and $2.7 million loss on sale of substantially all of the assets in 2015 and the reversal of the contingent purchase price liability in 2014, all of which related to Discount Supplements.
Corporate costs.    Corporate overhead costs increased $9.9 million, or 11.2%, to $98.3 million for the year ended December 31, 2015 compared with $88.4 million in 2014, primarily due to the aforementioned legal settlement and higher compensation and related benefits, partially offset by the $7.8 million management realignment charge in 2014.
Interest Expense
Interest expense increased $4.2 million, or 9.1%, to $50.9 million for the year ended December 31, 2015 compared with $46.7 million in 2014. The increase in interest expense was due to the convertible debt issuance in August 2015 as explained in Item 8, "Financial Statements and Supplementary Data," Note 8, "Long-Term Debt / Interest Expense."
Income Tax Expense
We recognized $122.9 million (or 35.9% of pre-tax income) of income tax expense for the year ended December 31, 2015 compared with $136.9 million (or 34.9% of pre-tax income) in 2014. The tax rate for 2015 was impacted by a discrete tax benefit of $11.8 million due to the effect of a worthless stock deduction resulting from excess tax basis in the common shares of Discount Supplements and a net decrease in the liability for uncertain tax positions of $3.3 million due in part to the expiration of certain statutes of limitation with respect to the 2011 fiscal year. The tax rate for 2015 was also impacted by an increase to the valuation allowance of $2.3 million. The tax rate for 2014 was impacted by a reduction to a valuation allowance of $1.6 million. The 2014 income tax rate also included the recognition of $3.0 million of other net discrete tax benefits related primarily to state tax positions in 2014.

The valuation allowance in each period was adjusted based on a change in circumstances, including anticipated future earnings, as well as a tax law change which impacted 2014, which caused a change in judgment about the realizability of certain deferred tax benefits related to net operating losses.
Net Income
As a result of the foregoing, consolidated net income decreased $36.6 million, or 14.3%, to $219.3 million for the year ended December 31, 2015 compared with $255.9 million in 2014.
Diluted Earnings Per Share
Diluted earnings per share decreased 7.5% from $2.81 in 2014 to $2.60 in 2015 due to the 14.3% decrease in net income partially offset by a 7.4% decrease in the weighted average diluted shares outstanding in 2015 as a result of the share repurchase program.
Change in Reportable Segments
Based on the refranchising initiatives announced in late 2015, which sought to increase the proportion of domestic stores that are franchise locations in 2016 and beyond, the Company's organizational structure and the financial reporting utilized by the Company's chief operating decision maker (its chief executive officer) to assess performance and allocate resources changed; as a result, the Company's reportable segments were changed effective in the second quarter of 2016. The Company believes that the new segments better present management's new view of the business.
The Company aggregates its operating segments into three reportable segments, which effective in the second quarter of 2016, include U.S. and Canada, International and Manufacturing / Wholesale. In connection with the change in the Company's segment reporting, warehousing and distribution costs have been allocated to each reportable segment, as appropriate. The Company's chief operating decision maker evaluates segment operating results based primarily on performance indicators, including revenue and operating income. Operating income of each reportable segment exclude certain items that are managed at the consolidated level, such as corporate costs. The Manufacturing / Wholesale segment manufactures and sells product to the U.S. and Canada and International segments at cost with a markup, which is eliminated at consolidation.
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

Note: The presentation of certain immaterial amounts in our consolidated financial statements of prior periods has been revised to conform to the current periods presented. Specifically, sublease rental income received from franchisees is presented as “Revenue” compared with the previous presentation as a reduction to occupancy expense in “Cost of sales, including warehousing, distribution, and occupancy.” This revision has no impact on operating income. For additional information regarding this revision, see Item 8, "Financial Statements and Supplementary Data," Note 2, "Basis of Presentation and Significant Accounting Policies" under "Revision for Sublease Rent Income."

Liquidity and Capital Resources
We expect to fund our operations through internally generated cash and, if necessary, from borrowings under our $300.0 million Revolving Credit Facility. At December 31, 2016, we had $167.2 million available under the Revolving Credit Facility, after giving effect to $127.0 million of borrowings outstanding and $5.8 million utilized to secure letters of credit.
We expect that our primary uses of cash in the near future will be for capital expenditures, working capital requirements and debt repayment. In February 2017, the Board of Directors approved our recommendation to suspend the quarterly dividend.  The dividend suspension is part of a broader plan to utilize a greater portion of our free cash to reduce debt. By suspending what has been a $0.20 per share quarterly dividend, we intend to reallocate approximately $55 million of cash annually, primarily to reduce debt through the pay-down of our revolver.
We currently anticipate that cash generated from operations, together with amounts available under the Revolving Credit Facility, will be sufficient to meet our operating expenses and fund capital expenditures. During the first quarter of 2016, we extended the maturity date of our Revolving Credit Facility from March 2017 to September 2018 and increased the amount available from $130.0 million to $300.0 million. We are required to make quarterly principal payments of $1.1 million on the amount outstanding under our Term Loan Facility, payable every quarter through December 31, 2018. Our ability to make scheduled payments of principal on, to pay interest on or to refinance our debt and to satisfy our other debt obligations will depend on our future operating performance, which will be affected by general economic, financial and other factors beyond our control. Based on our results for the year ended December 31, 2016, the ratio on our Consolidated Net Senior Secured Leverage Ratio will require us to make an excess cash flow payment on our outstanding term loan debt of $11.4 million in the second quarter of 2017. We are currently in compliance with the terms of our Senior Credit Facility and expect to remain in compliance over the next twelve months.
Cash Provided by Operating Activities
Cash provided by operating activities was $208.2 million, $354.5 million and $303.8 million during the years ended December 31, 2016, 2015 and 2014 respectively. The decrease in cash flow from operations in the current year compared with the prior year was primarily due to reduced operating performance and higher inventory purchases. The increase in cash flow from operations in 2015 as compared with 2014 was primarily due to improved working capital.
Cash Used in Investing Activities
We used cash from investing activities of $22.4 million, $45.6 million and $75.5 million for the years ended December 31, 2016, 2015 and 2014 respectively, of which capital expenditures were $59.6 million, $45.8 million and $70.5 million. The increase in capital expenditures in 2016 compared with 2015 primarily relates to investments for our strategic initiatives and IT infrastructure including new registers and tablets in our stores. The decrease in capital expenditures in 2015 compared with 2014 primarily relates to the opening of our distribution center located in Whitestown, Indiana in October 2014. In 2017, we expect our capital expenditures to be approximately $34 million, which includes investments for store development, IT infrastructure and maintenance. We anticipate funding our 2017 capital requirements with cash flows from operations and, if necessary, borrowings under the Revolving Credit Facility.
During the year ended December 31, 2016, we completed the refranchising of 102 stores for $39.2 million of net proceeds, which includes the sale of 84 stores to one franchisee for $28.6 million in proceeds. During the year ended December 31, 2015 and 2014, we completed the refranchising of 33 and 25 stores for $3.4 million and $3.6 million of net proceeds, respectively. In 2014, we spent $6.4 million related to the acquisition of The Health Store.
Cash Used in Financing Activities
For the year ended December 31, 2016, cash used in financing activities was $207.5 million, primarily consisting of the repurchase of an aggregate of $229.2 million in shares of common stock under share repurchase programs and dividends paid to our stockholders of $55.3 million, partially offset with net borrowings of $84.0 million under our Revolving Credit Facility.
For the year ended December 31, 2015, cash used in financing activities was $384.5 million, which includes the repurchase of an aggregate of $479.8 million in shares of common stock under share repurchase programs and dividends paid to our stockholders of $59.6 million. In August 2015, we issued $287.5 million principal amount of 1.5% convertible senior notes due 2020 (the "Notes") and in connection with this transaction, we paid down $164.3 million of our Term Loan Facility and paid $8.2 million of debt issuance costs. In 2015, we borrowed $43.0 million under our Revolving Credit Facility.
For the year ended December 31, 2014, cash used in financing activities was $321.0 million, primarily consisting of the repurchase of an aggregate of $283.2 million in shares of common stock under share repurchase programs and dividends paid to our stockholders of $57.5 million, partially offset by $25.9 million of proceeds from exercised options, including excess tax benefits from stock-based compensation.

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
As of December 31, 2016 and 2015, the Company's interest rate on its Senior Credit Facility was 3.27% and 3.25%, respectively. At December 31, 2016, the Company had $127.0 million of borrowings outstanding on its revolving credit facility at a weighted average interest rate of 2.7%. The Company is also required to pay an annual fee of 2.50% on outstanding letters of credit and an annual commitment fee of 0.5% on the undrawn portion of the Revolving Credit Facility.
The interest rate under the Senior Credit Facility is at a rate, at our option, per annum equal to (A) or (B) as defined below.
(A) The sum of (i) the applicable margin of 1.25% with respect to borrowings under the Revolving Credit Facility and 1.5% with respect to amounts outstanding under the Term Loan Facility plus the greater of (ii):

•	the prime rate (as publicly announced by JPMorgan Chase Bank, N.A. as its prime rate in effect);

•	the overnight federal funds effective rate plus 0.50%;

•	one month LIBOR plus 1.0%; or

•	1.75% applicable to the Term Loan Facility only.

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
On March 4, 2016, we amended the Revolving Credit Facility to extend its maturity from March 2017 to September 2018 and increase total availability from $130 million to $300 million.
Convertible Senior Notes.    On August 10, 2015, we issued $287.5 million principal amount of Notes. The Notes will mature on August 15, 2020, unless earlier purchased by us or converted by the holders subject to restrictions through May 15, 2020. The Notes bear interest at a rate of 1.5% per annum. In connection with this transaction, we paid down $164.3 million of our outstanding Term Loan Facility.
Refer to Item 8, "Financial Statements and Supplementary Data," Note 8, "Long-Term Debt / Interest Expense" for more information on our outstanding indebtedness.
Contractual Obligations
The following table summarizes our future minimum non-cancelable contractual obligations at December 31, 2016:

	Payments due by period
(in millions)	Total	2017	2018-2019	2020-2021	After 2021
Long-term debt obligations (1)	$1,586.6	$12.6	$1,286.5	$287.5	$—
Scheduled interest payments (2)	122.5	50.7	67.5	4.3	—
Operating lease obligations (3)	578.3	147.8	202.8	114.3	113.4
Purchase commitments (4)	37.7	18.3	18.1	1.3	—
Total	$2,325.1	$229.4	$1,574.9	$407.4	$113.4

(1)
These balances consist of the following debt obligations: (a) $1,172.1 million of outstanding borrowings under the Term Loan Facility including $1.6 million of unamortized original issuance discount; (b) $127.0 million under the Revolving Credit Facility that has a contractual maturity in September 2018; and (c) $287.5 million of outstanding borrowings under the Notes including the unamortized conversion feature of $37.2 million and original issuance discount of $5.0 million. Repayment of long-term debt obligations include scheduled payments on the Term Loan facility including the excess cash flow payment to be paid in the second quarter of 2017.

(2)
The interest that will accrue on the long-term obligations includes variable rate payments, which are estimated using the associated LIBOR index as of December 31, 2016. Interest under the Senior Credit Facility currently accrues based on a three-month LIBOR.

(3)
Consists of the following contractual payments excluding optional renewals: (a) $655.3 million for company-owned retail and franchise stores; (b) $108.9 million of sublease income from franchisees; and (c) $31.9 million relating to various leases for warehouses, vehicles, and various equipment at our facility. Operating lease obligations exclude insurance, taxes, maintenance, percentage rent and other costs. These amounts are subject to fluctuation from year to year. For each of the years ended December 31, 2016, 2015 and 2014 these amounts collectively represented approximately 35% of the aggregate costs associated with our company-owned retail store operating leases.

(4)
These balances represent amounts owed under advertising and technology-related agreements. Excludes cash settlements with taxing authorities for unrecognized tax benefits because we are unable to reliably estimate the timing of such payments.

Off Balance Sheet Arrangements
The majority of our contractual obligations not presented on our consolidated balance sheet relate to operating leases for our stores. Future scheduled lease payments under non-cancelable operating leases as of December 31, 2016 are described under the heading "Operating lease obligations" in the table above.
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
Allowance for Doubtful Accounts
The majority of our domestic store and e-commerce revenues are received as cash at the point of sale. The majority of our franchise and wholesale revenues are billed with varying terms for payment. An allowance for doubtful accounts is established based on the financial condition of our franchisees and other third-party customers and historical write-off experience. Our allowance for doubtful accounts was $4.6 million and $4.1 million at December 31, 2016 and 2015, respectively.
Inventory
Inventory components consist of raw materials, work-in-process, finished product and packaging supplies. Inventory is stated at the lower of cost or market on a first in/first out basis ("FIFO"). Inventory includes costs associated with distribution and transportation costs, as well as manufacturing overhead, which are capitalized and expensed as merchandise is sold. Inventory is recorded at net realizable value, net of obsolescence, shrinkage and vendor allowances. We regularly review our inventory levels in order to identify slow moving and short dated products, using factors such as amount of inventory on hand, the remaining shelf life, current and expected market conditions, historical trends and the likelihood of recovering the inventory costs based on anticipated demand.
Impairment of Definite-Long-Lived Assets
Fixed assets and definite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. If the sum of the undiscounted future cash flows is less than the carrying value of the asset group, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the long-lived asset. Estimates of cash flows require significant judgment and certain assumptions about future volume, revenue and expense growth rates and asset disposal values. While we make estimates based on historical experience, current expectations and assumptions that we believe are reasonable, actual results, including future cash flows, could differ from our estimates resulting in required impairment charges. We recorded $5.4 million of charges related to property and equipment in 2016 related to certain of our stores and a $5.0 million impairment charge related to Discount Supplements in the third quarter of 2015. Refer to Item 8 "Financial Statements and Supplementary Data," Note 7 "Property, Plant and Equipment, Net" for more information.
Goodwill and Indefinite-Lived Intangible Assets
As described in Item 8 "Financial Statements and Supplementary Data," Note 6 "Goodwill and Intangible Assets," based on a significant decline in our share price in the fourth quarter of 2016 coupled with the short-term expected decline in future projected operating results associated with strategic changes around the One New GNC, we concluded a triggering event occurred in the fourth quarter requiring a goodwill impairment test for all of our reporting units as of December 31, 2016. Non-cash goodwill impairment charges of $366.4 million, $90.5 million and $14.2 million were recorded for the Domestic Stores, Manufacturing and Canada reporting units, respectively. The results of the impairment testing indicated that the Wholesale reporting unit had a fair value that exceeded its carrying value by less than 10%. In addition, the Manufacturing (after current year impairment charge) and Lucky Vitamin reporting units had fair values that exceeded their carrying values by less than 20%. The results for Lucky Vitamin were generally consistent with testing performed at September 30, 2016 and December 31, 2015.
We determined the fair values of our reporting units at December 31, 2016 using a discounted cash flow method (income approach) weighted 50% and a guideline company method (market approach) weighted 50%. The key assumptions under the income approach include, but are not limited to, future cash flow assumptions and the discount rate as more fully explained in Item 8 "Financial Statements and Supplementary Data," Note 6 "Goodwill and Intangible Assets." The guideline company method involves analyzing transaction and financial data of publicly-traded companies to develop multiples, which are adjusted to account for differences in growth prospects and risk profiles of the reporting unit and the comparable.
We also performed a quantitative impairment test for our $720.0 million indefinite-lived brand intangible asset, and concluded that the estimated fair value under the relief from royalty method (an income approach) exceeded its respective carrying value by less than 25%. Key assumptions included in the determination of the estimated fair value include, but are not limited to, projected future revenues, the royalty rate and the discount rate.
The following table illustrates the amount of goodwill allocated to each reporting unit as well as the deficit, if any, created between the fair value and the carrying value of each reporting unit that would occur given hypothetical reductions in their respective fair values under step one at December 31, 2016 (after current year impairment charges):

	Goodwill	10%	20%	30%
	(in thousands)
GNC.com	$9,251	$—	$—	$—
Lucky Vitamin	11,467	—	(450)	(3,514)
International Franchise	37,772	—	—	—
The Health Store	5,221	—	—	(68)
Manufacturing	61,540	—	(5,634)	(31,580)
Wholesale	50,811	(1,800)	(11,038)	(20,276)
Total	$176,062	$(1,800)	$(17,122)	$(55,438)
The following table represents a sensitivity analysis on goodwill for the Wholesale, Manufacturing and Lucky Vitamin reporting units (under the income approach without consideration to the market approach) depicting the percentage excess (deficit) of fair value compared with carrying value:

Assumption Change	Wholesale	Manufacturing	Lucky Vitamin
1% increase in discount rate	0.9%	11.0%	14.7%
1% decrease in long-term growth rate	5.3%	15.8%	19.4%
The following table represents a sensitivity analysis on the indefinite-lived brand intangible asset depicting the percent of excess fair value over carrying value.

Assumption Change	Indefinite-Lived Brand Asset
1% increase in discount rate	15.3%
1% decrease in royalty rate	1.6%
2% decrease in royalty rate	(21.5)%
Although we believe we have used reasonable estimates and assumptions to calculate the fair values of the indefinite-lived brand intangible asset and the Wholesale, Manufacturing and Lucky Vitamin reporting units, these estimates and assumptions could be materially different from actual results. If actual market conditions are less favorable than those projected, or if events occur or circumstances change that would reduce the fair values below the respective carrying values, we may be required to conduct an interim test and possibly recognize impairment charges, which may be material, in future periods.
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
We record valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. When assessing the need for valuation allowances, we consider future taxable income and ongoing prudent and feasible tax planning strategies. Should a change in circumstances lead to a change in judgment about the realizability of deferred tax assets in future years, we would adjust related valuation allowances in the period that the change in circumstances occurs. As of December 31, 2016 and 2015, we had a valuation allowance of $21.3 million and $16.9 million, respectively, principally related to certain state and foreign net operating loss carryforwards.
Recently Issued Accounting Pronouncements
Refer to Item 8, "Financial Statements and Supplementary Data," Note 2, "Basis of Presentation and Summary of Significant Accounting Policies."
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.
Market risk represents the risk of changes in the value of market risk sensitive instruments caused by fluctuations in interest rates, foreign exchange rates and commodity prices. Changes in these factors could cause fluctuations in the results of our operations and cash flows. In the ordinary course of business, we are primarily exposed to foreign currency, interest rate and fuel and certain other commodity risks. We have not entered into any derivative instruments during 2016 but we may in the future utilize derivative instruments to manage our exposure to fluctuations in fuel and certain other commodity prices, interest rates and foreign currency exchange rates.

Interest Rate Market Risk
The Senior Credit Facility is subject to changing interest rates. Although changes in interest rates do not impact our operating income, the changes could affect the fair value of such debt and related interest payments. An increase of 1% on our variable rate debt balance at December 31, 2016 would result in an increase to interest expense, net of $11.7 million for the year ended December 31, 2016, after giving effect to the 0.75% floor on the Term Loan Facility. Refer to Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity" for more information. A decrease in the current interest rates would have no impact on interest expense due to an interest rate floor that exists under the Senior Credit Facility.
Foreign Currency Exchange Rate Market Risk
We are subject to the risk of foreign currency exchange rate changes in the conversion from local currencies to the U.S. dollar of the reported financial position and operating results of our non-U.S. based subsidiaries. The primary currencies to which we are exposed to fluctuations are the Canadian Dollar, the Chinese Renminbi, Hong Kong dollar, the British Pound, and the Euro. The impact of foreign exchange rate changes primarily related to the Canadian dollar resulted in a decrease of approximately $4 million to U.S. and Canada segment revenue in 2016 compared with 2015. In addition, since our international franchisees pay for product sales and royalties to us in the U.S. dollar, any strengthening of the U.S. dollar relative to our franchisees' local currency could adversely impact our revenue.
We have intercompany balances with foreign entities that are routinely settled primarily relating to product sales and management fees. Gains or losses resulting from these foreign currency transactions were not material for the fiscal years ended December 31, 2016, 2015 and 2014.
Fuel Price Market Risk
We rely on our ability to replenish depleted inventory through deliveries to our distribution centers and stores by various means of transportation, including shipments by sea and truck. We are exposed to fluctuations in fuel prices in these arrangements which may have a favorable or unfavorable impact to our consolidated financial statements.
Impact of Inflation
Inflationary factors such as increases in the cost of our products and overhead costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of margins and selling, general and administrative expenses as a percentage of revenue if the selling prices of our products do not increase with inflation.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of GNC Holdings, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of GNC Holdings, Inc. and its subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed under Item 15(a)(2), present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
February 16, 2017

GNC HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except per share amounts)

	December 31,
	2016	2015
Current assets:
Cash and cash equivalents	$34,464	$56,462
Receivables, net	129,178	142,486
Inventory (Note 3)	583,212	555,885
Deferred income taxes (Note 4)	12,875	10,916
Prepaid and other current assets	39,400	27,114
Total current assets	799,129	792,863
Long-term assets:
Goodwill (Note 6)	176,062	649,892
Brand name (Note 6)	720,000	720,000
Other intangible assets, net (Note 6)	111,229	119,204
Property, plant and equipment, net (Note 7)	232,292	230,535
Deferred income taxes (Note 4)	—	3,358
Other long-term assets	29,927	38,555
Total long-term assets	1,269,510	1,761,544
Total assets	$2,068,639	$2,554,407

Current liabilities:
Accounts payable	$179,933	$152,099
Current portion of long-term debt (Note 8)	12,562	4,550
Deferred revenue and other current liabilities (Note 9)	115,171	121,062
Total current liabilities	307,666	277,711
Long-term liabilities:
Long-term debt (Note 8)	1,527,891	1,444,628
Deferred income taxes (Note 4)	272,000	304,491
Other long-term liabilities	56,129	59,016
Total long-term liabilities	1,856,020	1,808,135
Total liabilities	2,163,686	2,085,846
Commitments and contingencies (Note 12)
Stockholders' equity:
Common stock, $0.001 par value, 300,000 shares authorized:
Class A, 114,390 shares issued, 68,399 shares outstanding and 45,991 shares held in treasury at December 31, 2016 and 114,341 shares issued, 76,276 shares outstanding and 38,065 shares held in treasury at December 31, 2015	114	114
Additional paid-in capital	922,687	916,128
Retained earnings	716,198	1,058,148
Treasury stock, at cost (Note 13)	(1,725,349)	(1,496,180)
Accumulated other comprehensive loss	(8,697)	(9,649)
Total stockholders' (deficit) equity	(95,047)	468,561
Total liabilities and stockholders' equity	$2,068,639	$2,554,407

The accompanying notes are an integral part of the consolidated financial statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Year ended December 31,
	2016	2015	2014
Revenue	$2,540,016	$2,683,298	$2,655,006
Cost of sales, including warehousing, distribution and occupancy	1,679,897	1,698,655	1,674,766
Gross profit	860,119	984,643	980,240
Selling, general, and administrative	575,218	567,296	554,882
Gains on refranchising	(19,112)	(7,580)	(9,940)
Long-lived asset impairments (Note 6)	476,553	28,333	—
Other loss (income), net	407	3,487	(4,214)
Operating (loss) income	(172,947)	393,107	439,512
Interest expense, net (Note 8)	60,443	50,936	46,708
(Loss) Income before income taxes	(233,390)	342,171	392,804
Income tax expense (Note 4)	52,860	122,872	136,932
Net (loss) income	$(286,250)	$219,299	$255,872
(Loss) Earnings per share (Note 14):
Basic	$(4.12)	$2.61	$2.83
Diluted	$(4.12)	$2.60	$2.81
Weighted average common shares outstanding (Note 14):
Basic	69,409	83,927	90,493
Diluted	69,409	84,186	90,918
Dividends declared per share	$0.80	$0.72	$0.64

The accompanying notes are an integral part of the consolidated financial statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive (Loss) Income
(in thousands)

	Year ended December 31,
	2016	2015	2014
Net (loss) income	$(286,250)	$219,299	$255,872
Other comprehensive income (loss):
Foreign currency translation gain (loss)	952	(7,439)	(5,784)
Release of cumulative translation loss to earnings related to substantial liquidation of Discount Supplements	—	1,619	—
Other comprehensive income (loss)	952	(5,820)	(5,784)
Comprehensive (loss) income	$(285,298)	$213,479	$250,088

The accompanying notes are an integral part of the consolidated financial statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
(in thousands, except per share amounts)

	Common Stock
	Class A
	Shares		Dollars	Treasury Stock	Additional Paid-In Capital		Retained Earnings		Accumulated Other Comprehensive (Loss) Income		Total Stockholders' Equity
Balance at December 31, 2013	94,072		$112	$(733,155)	$846,559		$700,108		$1,955		$815,579
Comprehensive income	—		—	—	—		255,872		(5,784)		250,088
Purchase of treasury stock	(6,671)		—	(283,226)	—		—		—		(283,226)
Dividends declared	—		—	—	—		(57,406)		—		(57,406)
Exercise of stock options	970		1	—	22,170		—		—		22,171
Restricted stock awards	(18)		—	—	—		—		—		—
Minimum tax withholding requirements	(18)		—	—	(762)		—		—		(762)
Excess tax benefit from stock-based compensation	—		—	—	3,743		—		—		3,743
Stock-based compensation	—		—	—	5,856		—		—		5,856
Balance at December 31, 2014	88,335		$113	$(1,016,381)	$877,566		$898,574		$(3,829)		$756,043
Comprehensive income	—		—	—	—		219,299		(5,820)		213,479
Purchase of treasury stock	(12,414)		—	(479,799)	—		—		—		(479,799)
Dividends declared	—		—	—	—		(59,725)		—		(59,725)
Exercise of stock options	80		1	—	1,743		—		—		1,744
Restricted stock awards	290		—	—	—		—		—		—
Minimum tax withholding requirements	(15)		—	—	(574)		—		—		(574)
Excess tax benefit from stock-based compensation	—		—	—	604		—		—		604
Stock-based compensation	—		—	—	6,280		—		—		6,280
Issuance of convertible senior notes, net	—		—	—	30,509		—		—		30,509
Balance at December 31, 2015	76,276		$114	$(1,496,180)	$916,128		$1,058,148		$(9,649)		$468,561
Comprehensive loss	—		—	—	—		(286,250)		952		(285,298)
Purchase of treasury stock	(7,926)		—	(229,169)	—		—		—		(229,169)
Dividends declared	—		—	—	—		(55,700)		—		(55,700)
Exercise of stock options	24		—	—	353		—		—		353
Restricted stock awards	74		—	—	—		—		—		—
Minimum tax withholding requirements	(49)		—	—	(1,169)		—		—		(1,169)
Excess tax benefit from stock-based compensation	—		—	—	(1,458)		—		—		(1,458)
Stock-based compensation	—		—	—	8,833		—		—		8,833
Balance at December 31, 2016	68,399	—	$114	$(1,725,349)	$922,687	—	$716,198	—	$(8,697)	—	$(95,047)
The accompanying notes are an integral part of the consolidated financial statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net (loss) income	$(286,250)	$219,299	$255,872
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization expense	60,038	57,237	56,337
Amortization of debt costs	12,698	6,421	1,729
Stock-based compensation	8,833	6,280	5,857
Long-lived asset impairments	476,553	28,333	—
Gains on refranchising	(19,112)	(7,580)	(9,940)
Deferred income tax (benefit) expense	(31,026)	450	(6,418)
Changes in assets and liabilities:
Decrease in receivables	11,053	422	9,766
(Increase) decrease in inventory	(33,496)	5,381	(24,089)
(Increase) decrease in prepaid and other current assets	(11,955)	776	2,260
Increase (decrease) in accounts payable	26,980	22,375	(8,978)
(Decrease) increase in deferred revenue and accrued liabilities	(8,282)	9,841	12,497
Other operating activities	2,164	5,298	8,892
Net cash provided by operating activities	208,198	354,533	303,785
Cash flows from investing activities:
Capital expenditures	(59,579)	(45,827)	(70,455)
Refranchising proceeds	39,177	3,374	3,555
Acquisition costs	(2,018)	(3,196)	(8,587)
Net cash used in investing activities	(22,420)	(45,649)	(75,487)
Cash flows from financing activities:
Borrowings under revolving credit facility	234,500	43,000	—
Payments on revolving credit facility	(150,500)	—	—
Payments on term loan facility	(4,550)	(169,060)	(5,443)
Proceeds from issuance of convertible senior notes	—	287,500	—
Debt issuance costs	(1,827)	(8,225)	—
Proceeds from exercise of stock options	353	1,743	22,170
Gross excess tax benefits from stock-based compensation	162	604	3,743
Minimum tax withholding requirements	(1,169)	(574)	(762)
Cash paid for treasury stock	(229,169)	(479,799)	(283,226)
Dividends paid to shareholders	(55,336)	(59,647)	(57,491)
Net cash used in financing activities	(207,536)	(384,458)	(321,009)
Effect of exchange rate changes on cash and cash equivalents	(240)	(1,798)	328
Net decrease in cash and cash equivalents	(21,998)	(77,372)	(92,383)
Beginning balance, cash and cash equivalents	56,462	133,834	226,217
Ending balance, cash and cash equivalents	$34,464	$56,462	$133,834
The accompanying notes are an integral part of the consolidated financial statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES
Supplemental Cash Flow Information
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash paid during the period for:
Income taxes	$93,216	$121,006	$125,088
Interest	47,597	42,911	48,940
	As of December 31,
Non-cash investing activities:	2016	2015	2014
Capital expenditures in current liabilities	$7,556	$6,018	$4,182
The accompanying notes are an integral part of the consolidated financial statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. NATURE OF BUSINESS
GNC Holdings, Inc., a Delaware corporation ("Holdings," and collectively with its subsidiaries and, unless the context requires otherwise, its and their respective predecessors, the "Company"), is a global specialty retailer of health, wellness and performance products, including protein, performance supplements, weight management supplements, vitamins, herbs and greens, wellness supplements, health and beauty, food and drink and other general merchandise.
The Company is vertically integrated as its operations consist of purchasing raw materials, formulating and manufacturing products and selling the finished products through its three reportable segments, which effective in the second quarter of 2016 include U.S. and Canada, International, and Manufacturing / Wholesale (refer to Note 17, "Segments" for more information). Corporate retail store operations are located in the United States, Canada, Puerto Rico, China and Ireland. In addition, the Company offers products on the internet primarily through GNC.com and LuckyVitamin.com. The Company also offered product on the internet through A1 Sports Limited d/b/a Discount Supplements (“Discount Supplements”) up to and including December 31, 2015 when the assets of Discount Supplements were sold and operations were ceased. Franchise locations exist in the United States and approximately 50 other countries. The Company operates its primary manufacturing facility in South Carolina and distribution centers in Arizona, Indiana, Pennsylvania and South Carolina. The Company manufactures approximately half of its branded products and merchandises various third-party products. Additionally, the Company licenses the use of its trademarks and trade names.
The processing, formulation, packaging, labeling and advertising of the Company's products are subject to regulation by various federal agencies, including the Food and Drug Administration, the Federal Trade Commission, the Consumer Product Safety Commission, the United States Department of Agriculture and the Environmental Protection Agency. These activities are also regulated by various agencies of the states and localities in which the Company's products are sold.
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
Cash and Cash Equivalents.    The Company considers cash and cash equivalents to include all cash and liquid deposits and investments with an original maturity of three months or less. Payments due from banks for third-party credit and debit cards generally process within 24 to 72 hours, and are classified as cash equivalents.
Receivables, net.    The Company extends credit terms for sales of product to its franchisees, wholesale partners and contract manufacturing customers. Receivables consist principally of unpaid invoices for product sales, franchisee royalties and sublease payments. The Company also has notes receivables with certain of its franchisees that were $12.1 million and $17.8 million at December 31, 2016 and 2015, respectively, and are primarily recorded within other long-term assets on the consolidated balance sheets. As of the first quarter of 2016, the Company discontinued offering franchisees loans. Franchisees secure financing from lending institutions, which include but are not limited to the small business administration and national banks with franchise programs. These loans typically require the Company to subordinate its first lien position on inventory and furniture and fixtures at predetermined amounts.
The Company monitors the financial condition of its customers and establishes an allowance for doubtful accounts for balances estimated to be uncollectible. In addition to considering the aging of receivable balances and assessing the financial

GNC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

condition, the Company considers collateral including inventory and fixed assets for domestic franchisees and letters of credit for international franchisees. The allowance for doubtful accounts was $4.6 million and $4.1 million at December 31, 2016 and 2015, respectively.
Inventory.    Inventory components consist of raw materials, work-in-process, finished product and packaging supplies. Inventories are stated at the lower of cost or market on a first in/first out basis ("FIFO"). Inventory includes costs associated with distribution and transportation costs, as well as manufacturing overhead, which are capitalized and expensed as merchandise is sold. Inventory is recorded at net realizable value, net of obsolescence, shrinkage and vendor allowances for product costs. The Company regularly reviews its inventory levels in order to identify slow moving and short dated products, using factors such as amount of inventory on hand, remaining shelf life, current and expected market conditions, historical trends and the likelihood of recovering the inventory costs based on anticipated demand.
Property, Plant and Equipment.    Property, plant and equipment expenditures are recorded at cost. Depreciation and amortization are recognized using the straight-line method over the estimated useful life of the assets. The estimated useful lives are as follows:

Building	30 yrs
Machinery and equipment	3-10 yrs
Building and leasehold improvements	3-15 yrs
Furniture and fixtures	5-8 yrs
Software	3-5 yrs
Building improvements are depreciated over their estimated useful life or the remaining useful life of the related building, whichever period is shorter. Improvements to leased premises are depreciated over the estimated useful life of the improvements or the related leases including renewals that are reasonably assured, whichever period is shorter. Expenditures that materially increase the value or clearly extend the useful life of property, plant and equipment are capitalized while repair and maintenance costs incurred in the normal course of operations are expensed as incurred.
Goodwill and Intangible Assets.    The Company was acquired by Ares Corporate Opportunities Fund II L.P. and Ontario Teachers’ Pension Plan Board in March 2007 and subsequently completed an initial public offering in 2011 of its common stock. In connection with this acquisition, the Company recorded approximately $600 million of goodwill and a $720 million indefinite-lived intangible asset related to its brand name.
Goodwill is allocated to the Company's reporting units, which are at or below the level of an operating segment as defined by Accounting Standards Codification ("ASC") 280 "Segment Reporting." The Company formally evaluates the carrying amount of goodwill for each of its reporting units in the fourth quarter. In addition, the Company performs an evaluation on an interim basis if it determines that recent events or prevailing conditions indicate a potential impairment of goodwill. A significant amount of judgment is involved in determining whether an indicator of impairment has occurred between annual impairment tests. These indicators include, but are not limited to, overall financial performance such as adverse changes in recent forecasts of operating results, industry and market considerations, a sustained decrease in the share price of the Company's common stock, updated business plans and regulatory and legal developments.
Goodwill is impaired when the carrying amount of a reporting unit’s goodwill exceeds its implied fair value based upon a two-step process. In step one of the analysis, the fair value of the reporting unit is compared with its carrying value. If the carrying value of the reporting unit exceeds its fair value, step two of the test must be performed, which requires the Company to determine the implied fair value of goodwill in the same manner as if it had acquired the reporting unit in an arm’s length transaction as of the testing date. This second step is performed by deducting the estimated fair value of all tangible and identifiable intangible net assets of the reporting unit from the estimated fair value of the reporting unit. If the recorded amount of goodwill exceeds this implied fair value, an impairment charge is recorded for the difference as an operating expense in the period incurred. During the year ended December 31, 2016, the Company recorded $471.1 million of goodwill impairment charges. See Note 6, "Goodwill and Intangible Assets" for more information.
The Company's indefinite-lived intangible brand asset is also evaluated annually in the fourth quarter for impairment and on an interim basis if events or changes in circumstances between annual tests indicate that the assets might be impaired. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to the difference.

GNC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Impairment of Definite-Long-lived Assets.    The Company evaluates whether the carrying values of property and equipment and definite-lived intangible assets have been impaired whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable based on estimated undiscounted future cash flows. Factors that may trigger an impairment review include significant changes in the intended use of assets, significant negative industry or economic trends, under-performing stores and anticipated store closings. If it is determined that the carrying value of the applicable asset group is not recoverable, an impairment loss is recognized for the amount the carrying value of the long-lived asset exceeds its estimated fair value. During the year ended December 31, 2016, the Company recorded $5.4 million in long-lived asset impairment related to property and equipment. Refer to Note 7, "Property, Plant and Equipment, Net" for more information.
Revenue Recognition.   Within the U.S. and Canada segment, retail sales in company-owned stores are recognized at the point of sale, net of sales tax. Revenue related to e-commerce sales is recognized upon delivery to customers and includes shipping charges. A provision for anticipated returns is recorded through a reduction of sales and cost of sales (for product that can be resold or returned to vendors) in the period that the related sales are recorded.
Revenue is deferred on sales of the Company's Gold Cards and subsequently recognized over the one year membership period. The Gold Card Member Pricing program which provided members product discounts was discontinued in all domestic company-owned and franchise stores on December 28, 2016 in connection with the introduction of the One New GNC. As a part of this launch, the Company provided former Gold Card customers that were within the membership period of generally one year with a coupon which was equivalent to a reimbursement of the unexpired portion of their Gold Card membership fee. During the fourth quarter, the Company recognized $4.0 million of Gold Card deferred revenue, as the coupons were redeemed in the pilot markets and system-wide after the launch of the One New GNC. As of December 31, 2016, the Company has $24.4 million of deferred Gold Card revenue which will be recognized in the first quarter of 2017 over the coupon redemption period which expires in March 2017.
Effective with the launch of the One New GNC on December 29, 2016, the Company introduced a free points-based loyalty program myGNC Rewards; system-wide in the U.S. The program enables customers to earn points based on their purchases. Points earned by members are valid for one year and may be redeemed for cash discounts on any product the Company sells at both company-owned or franchise locations. The Company defers the estimated standalone selling price of points related to this program as a reduction to revenue as points are earned by allocating a portion of the transaction price the customer pays to a loyalty program liability on the consolidated balance sheet. The estimated selling price of each point is based on the estimated value of product for which the point is expected to be redeemed, net of points not expected to be redeemed, based on historical redemption. When a customer redeems earned points, revenue is recognized with a corresponding reduction to the program liability. The program liability and impact to revenue related to this program was not material to 2016 results but is expected to be material in 2017 and beyond.
Also effective with the launch of the One New GNC, the Company began offering a paid membership program, PRO Access, for $39.99 per year, which provides members with the delivery of three boxes throughout the membership year, as well as the periodic offering of product discounts and opportunities to earn triple points among other benefits. The boxes include sample merchandise and other materials. The Company recognizes revenue under the PRO Access program as the underlying performance obligations are satisfied. Revenue under this program was not material in 2016 but is expected to be material in 2017 and beyond.
Revenue from gift cards is recognized when the gift card is redeemed. Gift cards do not have expiration dates and are not required to be escheated to government authorities. Utilizing historical redemption rates, the Company recognizes revenue for amounts not expected to be redeemed proportionately as other gift card balances are redeemed.
Revenues from domestic and international franchisees include product sales, royalties and franchise fees and are recorded within the U.S. and Canada segment for domestic franchisees and the International segment for international franchisees. The Company's franchisees purchase a significant amount of the products they sell in their retail stores from the Company at wholesale prices. Revenue on product sales to franchisees is recognized when risk of loss, title and insurable risks have transferred to the franchisee, net of estimated returns and allowances. Franchise fees are paid in advance, deferred and recognized by the Company at the time of a franchise store opening. Franchise royalties are recognized as a percentage of the franchisees' retail sales in the period the franchisees' sales occur.
The Manufacturing / Wholesale segment sells product to the Company's other segments, which is eliminated in consolidation, and third-party customers. Revenue is recognized when risk of loss, title and insurable risks have transferred to the customer, net of estimated returns and allowances.

GNC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cost of Sales.    The Company purchases products directly from third-party vendors and manufactures its own products. Cost of sales includes product costs, vendor allowances, inventory obsolescence, shrinkage, manufacturing overhead, warehousing, distribution, shipping and store occupancy costs. Store occupancy costs include rent, common area maintenance charges, real estate and other asset-based taxes, general maintenance, utilities, depreciation, lease incentives and certain insurance expenses.
Vendor Allowances.    The Company receives allowances/credits from various vendors based on either sales or purchase volumes, right of return for expired product and non-saleable customer returns, and cooperative advertising. As the right of offset exists under these arrangements, credit earned under these arrangements are recorded as a reduction in the vendors' accounts payable balances on the balance sheet and represent the estimated amounts due to the Company under the provisions of such contracts. Amounts expected to be received from vendors relating to the purchase of merchandise inventories are recognized as a reduction to cost of sales as the merchandise is sold. Amounts that represent a reimbursement of costs incurred, such as advertising, are recorded as a reduction to the related expense in the period that the expense is incurred. The Company recorded a reduction to cost of sales of $94.9 million, $98.7 million and $89.5 million for the years ended December 31, 2016, 2015 and 2014, respectively, for vendor allowances associated with the purchase and sale of merchandise.
Research and Development.    Research and development costs arising from internally generated projects are expensed as incurred. The Company recognized approximately $6 million in each of the years ended December 31, 2016, 2015 and 2014.
Advertising Expenditures.    The Company recognizes the costs of advertising, promotion and marketing programs the first time the communication takes place. The Company administers national advertising funds on behalf of its franchisees. In accordance with the franchisee contracts, the Company collects advertising fees from the franchisees and utilizes the proceeds to coordinate various advertising and marketing campaigns. The Company recognized advertising expense of $74.1 million, $69.5 million and $76.7 million for the years ended December 31, 2016, 2015 and 2014, respectively, net of $15.7 million, $16.0 million and $15.9 million received from the Company's franchisees.
Leases.    The Company has various operating leases for company-owned and franchise store locations, distribution centers, and equipment generally with an initial term of five years, which may include renewal options for varying terms thereafter. Leases for franchise store locations are subleased to franchisees. The Company is the primary lessee for the majority of the franchise store locations and makes rental payments to the landlord directly, and then bills the franchisee for reimbursement. The Company records rental income received from franchisees as revenue. If a franchisee defaults on its sublease, the Company has in the past converted, any such franchise store into a company-owned store and fulfilled the remaining lease obligation.
Leases generally include amounts relating to base rent, percent rent and other charges such as common area maintenance and real estate taxes. Periodically, the Company receives varying amounts of reimbursements from landlords to compensate the Company for costs incurred in the construction of stores. These reimbursements are recorded as deferred rent within other long-term liabilities on the consolidated balance sheet and are amortized as a reduction to rent expense over the life of the related lease. The expenditures made by the Company are recorded as an increase to leasehold improvements within property, plant and equipment, net. Many of the Company’s lease agreements contain escalation clauses under which, if fixed and determinable, rent expense and rent income is recognized on a straight-line basis over the lives of the leases, including renewal periods that are reasonably assured. Certain of the Company's leases also contain clauses for rent to be paid as a percentage of sales, which are based on a percentage of retail sales or a percentage of retail sales in excess of stipulated amounts (contingent rent). Contingent rent is recorded as rent expense when attainment of the target is considered probable and is recognized in proportion to the retail sales contributing to the achievement of the target.
Contingencies.    The Company records accruals for outstanding legal matters when it believes it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. The Company evaluates, on a quarterly basis, developments in legal matters that could affect the amount of any accrual and developments that would make a loss contingency both probable and reasonably estimable. If both of the conditions above are not met, disclosure is made when there is at least a reasonable possibility that a loss contingency has been incurred. As facts concerning contingencies evolve and become known, management reassesses the likelihood of a probable loss and makes appropriate adjustments to its financial statements.
Pre-Opening Expenditures.    The Company recognizes the cost associated with the opening of new stores, which consist primarily of rent, marketing, payroll and recruiting costs, as incurred.
Income Taxes. The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities result from (i) the future tax impact of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and (ii) differences between the recorded value of assets

GNC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

acquired in business combinations accounted for as purchases for financial reporting purposes and their corresponding tax bases. Deferred income tax assets are reduced by a valuation allowance if it is more likely than not that some portion of the deferred income tax asset will not be realized.
The Company recognizes the tax benefit from an uncertain tax position only if it is at least more likely than not that the tax position will be sustained upon examination by the taxing authorities based on the technical merits of the position. The amount of the tax benefit that is recognized is measured as the largest amount of benefit that is more likely than not to be realized upon effective settlement. The Company classifies interest and penalties accrued in connection with unrecognized tax benefits as income tax expense in its consolidated statements of operations.
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
Stock-Based Compensation.    The Company utilizes the Black-Scholes model to calculate the fair value of time-based stock option awards. The Company utilizes a Monte Carlo simulation for its market-based awards, which requires various inputs and assumptions, including the Company's own stock price. The grant-date fair value of the Company's time-based restricted stock, performance-based restricted stock, time-based restricted stock units, and performance-based restricted stock units (collectively herein referred to as "restricted stock awards") are based on the closing price for a share of the Company's common stock on the New York Stock Exchange (the "NYSE") on the grant date. Compensation expense for time and market-based awards is recognized over the applicable vesting period, net of expected forfeitures. Performance-based awards also include a service condition and compensation expense is recognized over the applicable vesting period if the performance condition is probable of being achieved, net of expected forfeitures. The Company regularly reviews the probability of achieving the performance condition on these awards.
Earnings Per Share.    Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. The Company uses the treasury stock method to compute diluted EPS, which assumes that outstanding stock awards were converted into common stock and that outstanding stock options that are in-the-money were exercised, and the resulting proceeds (which includes unrecognized compensation expense and excess tax benefits) were used to acquire shares of common stock at its average market price during the reporting period.
Foreign Currency.    For all active foreign operations, the functional currency is the local currency. Assets and liabilities of foreign operations are translated into the Company's reporting currency, the U.S. dollar, using period-end exchange rates, while income and expenses are translated using the average exchange rates for the reporting period. Translation gains and losses are recorded as part of other comprehensive (loss) income on the consolidated balance sheet. The Company has intercompany balances with its foreign entities that are routinely settled primarily relating to product sales and management fees. Gains or losses resulting from these foreign currency transactions are included in the consolidated statements of operations and were not material in the fiscal years ended December 31, 2016, 2015 and 2014.
Revision for Sublease Rent Income
The Company revised its presentation of sublease income received from its franchisees for prior year periods to conform to the current period's presentation with no impact on previously reported gross profit, operating income, net income, shareholders' equity or cash flow from operations. The Company is the primary obligor of the leases for the majority of its franchise store locations and makes rental payments directly to the landlord and separately bills the franchisee for reimbursement. Accordingly, beginning in the first quarter of 2016, sublease rental income received from franchisees is appropriately presented as "Revenue" compared with the previous presentation as a reduction to occupancy expense in "Cost of sales, including warehousing, distribution, and occupancy" on the consolidated statements of operations. In addition, the deferred rent asset associated with recognizing sublease rental income for lease agreements that contain escalation clauses, which are fixed and determinable, on a straight-line basis is now appropriately presented in "Other long-term assets" compared with the previous presentation as a reduction to the deferred rent liability in "Other long-term liabilities" on the consolidated balance sheets. This revision is not material to prior periods.

GNC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table includes the revisions to the 2015 and 2014 consolidated statements of operations:

	Year ended December 31,
	2015	2014
Revenue:	(in thousands)
Prior to revision	$2,639,212	$2,613,154
Revision	44,086	41,852
As Revised	$2,683,298	$2,655,006
Cost of sales, including warehousing, distribution and occupancy:
Prior to revision	$1,654,569	$1,632,914
Revision	44,086	41,852
As Revised	$1,698,655	$1,674,766

The following table includes the revision to the consolidated balance sheet:

December 31, 2015
Other long-term assets:	(in thousands)
Prior to revision (*)	$32,891
Revision	5,664
As Revised	$38,555
Other long-term liabilities:
Prior to revision	$53,352
Revision	5,664
As Revised	$59,016

(*) Includes the adoption of ASU 2015-03 and 2015-15 relating to the presentation of deferred financing fees as described below, which reclassified $3.3 million of debt issuance costs from "Other long-term assets" to "Long-term debt" at December 31, 2015 on the consolidated balance sheet.
Correction of Immaterial Error
During the quarter ended March 31, 2015, the Company identified a $2.8 million error relating to prior periods in the calculation of the portion of the accrued payroll liability relating to certain amounts paid to store employees. The impact of this error was not material to any prior period. In addition, the cumulative impact of the correction was not material to the Company's consolidated financial statements for the quarter ended March 31, 2015 or the year ended December 31, 2015. Consequently, the Company corrected the error in the first quarter of 2015 by increasing selling, general and administrative expense on the consolidated statement of operations and "Deferred revenue and other current liabilities" on the consolidated balance sheet by $2.8 million. The impact to net income was a decrease of $1.8 million for the year ended December 31, 2015. This correction had no impact on cash flows from operations in the prior year.
Other Loss (Income), Net
Other loss (income), net, in the year ended December 31, 2016 includes $0.4 million of foreign currency losses. The year ended December 31, 2015 includes a loss of $2.7 million attributable to the closure and related asset sale of Discount Supplements. The year ended December 31, 2014 include the reversal of $4.4 million in a contingent purchase price liability associated with the Discount Supplements acquisition.

Recently Adopted Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2015-03, which requires an entity to present debt issuance costs related to a recognized debt liability as a direct reduction from the carrying

GNC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

amount of that debt liability, consistent with the treatment of debt discounts. This standard does not affect the recognition and measurement guidance for debt issuance costs. In August 2015, the FASB subsequently issued ASU 2015-15, which clarifies that ASU 2015-03 does not address the presentation of debt issuance costs related to line-of-credit arrangements. This standard is effective for fiscal years beginning after December 15, 2015. Accordingly, the Company adopted this change in accounting principle during the first quarter of fiscal 2016, with retrospective application. Net debt issuance costs in the amount of $3.3 million, which were previously classified as "Other long-term assets" at December 31, 2015, were reclassified as a reduction to "Long-term debt" on the Company's consolidated balance sheet to conform to the current year presentation.

In August 2014, the FASB issued ASU 2014-15, which requires management to assess an entity’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. The standard is effective for annual reporting periods, and interim periods therein, ending after December 15, 2016. Accordingly, the Company has adopted this ASU and evaluated the Company’s ability to continue as a going concern as well as the need for related footnote disclosure. The Company has concluded no disclosure is necessary regarding the entity’s ability to continue as a going concern.
Recently Issued Accounting Pronouncements
In January 2017, the FASB issued ASU 2017-04, which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the new guidance, an entity will recognize an impairment charge for the amount by which the carrying value exceeds the fair value. This standard is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.

In August 2016, the FASB issued ASU 2016-15, which addresses changes to the classification of certain cash receipts and cash payments within the statement of cash flows in order to address diversity in practice. In November 2016, the FASB issued ASU 2016-18, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Both standards are effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017.  The Company is currently evaluating the potential impact of these changes on the consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, which includes multiple provisions intended to simplify various aspects of accounting and reporting for share-based payments. Currently, the difference between the deduction for tax purposes and the compensation cost of a share-based payment award results in either an excess tax benefit or deficiency. These excess tax benefits are recognized in additional paid-in capital and tax deficiencies (to the extent there are previous tax benefits) are recognized as an offset to accumulated excess tax benefits. If no previous tax benefit exists, the deficiencies are recognized in the income statement as an increase to income tax expense. The changes require all excess tax benefits and tax deficiencies related to share-based payments be recognized as income tax expense or benefit in the income statement. Gross excess tax benefits in the cash flow statement will also change from the current presentation as a financing activity to being classified as an operating activity. This standard is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2016. The Company does not expect the impact of this guidance to have a material impact on the consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, which updates revenue recognition guidance relating to contracts with customers. This standard states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This standard is in effect for annual reporting periods, and interim periods therein, beginning after December 15, 2017. The Company is in the process of evaluating this guidance and expects it to have a material impact on the consolidated financial statements.

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

NOTE 3. INVENTORY
The net realizable value of inventory consisted of the following:

	December 31,
	2016	2015
	(in thousands)
Finished product ready for sale	$527,238	$487,075
Work-in-process, bulk product and raw materials	49,246	62,242
Packaging supplies	6,728	6,568
Inventory	$583,212	$555,885
NOTE 4. INCOME TAXES
(Loss) income before income taxes consisted of the following components:

	Year ended December 31,
	2016	2015	2014
	(in thousands)
Domestic	$(212,095)	$365,362	$373,122
Foreign	(21,295)	(23,191)	19,682
(Loss) income before income taxes	$(233,390)	$342,171	$392,804

GNC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Income tax expense consisted of the following components:

	Year ended December 31,
	2016	2015	2014
	(in thousands)
Current:
Federal	$67,326	$104,711	$120,086
State	9,928	13,414	16,968
Foreign	6,632	4,297	6,296
Total current income tax expense	83,886	122,422	143,350
Deferred:
Federal	(32,397)	3,193	(3,785)
State	(1,110)	(1,412)	1,042
Foreign	2,481	(1,331)	(3,675)
Total deferred income tax (benefit) expense	(31,026)	450	(6,418)
Total income tax expense	$52,860	$122,872	$136,932
Income tax expense reflected in the accompanying consolidated statements of operations varies from the amounts that would have been provided by applying the United States federal statutory income tax rate to (loss) earnings before income taxes as shown below:

	Year ended December 31,
	2016	2015	2014
	(in thousands)
U.S. federal statutory income tax	$(81,686)	$119,760	$137,481
Increase (reduction) resulting from:
State income tax, net of federal tax benefit	6,316	11,976	12,570
Nondeductible goodwill	132,800	—	—
Other permanent differences	633	1,369	393
International operations, net of foreign tax credits	3,454	13,035	(2,121)
Worthless stock tax benefit	—	(11,634)	—
Federal tax credits and income deductions	(6,030)	(8,554)	(9,034)
Tax impact of uncertain tax positions and other	(2,627)	(3,080)	(2,357)
Income tax expense	$52,860	$122,872	$136,932
The effective tax rate in the current fiscal year was significantly impacted by goodwill impairment charges totaling $471.1 million as described in Note 6, "Goodwill and Intangible Assets," the significant majority of which is not deductible for income tax purposes. The portion of the impairment charge associated with goodwill that had tax basis resulted in a deferred tax benefit of $34.3 million in the current year.

GNC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Significant components of the Company's deferred tax assets and liabilities consisted of the following at December 31:

	2016			2015
	Assets	Liabilities	Net	Assets	Liabilities	Net
	(in thousands)
Current assets (liabilities):
Operating reserves	$9,774	$—	$9,774	$10,050	$—	$10,050
Deferred revenue	3,242	—	3,242	2,976	—	2,976
Prepaid expenses	—	(4,556)	(4,556)	—	(3,936)	(3,936)
Other	4,415	—	4,415	1,826	—	1,826
Total current	$17,431	$(4,556)	$12,875	$14,852	$(3,936)	$10,916
Non-current assets (liabilities):
Intangibles	$—	$(300,253)	$(300,253)	$—	$(331,157)	$(331,157)
Fixed assets	16,006	—	16,006	16,900	—	16,900
Stock compensation	4,597	—	4,597	3,344	—	3,344
Net operating loss and credit carryforwards	26,628	—	26,628	25,829	—	25,829
Long-term rent liabilities	8,604	—	8,604	8,438	—	8,438
Deferred Revenue	1,197	—	1,197	3,775	—	3,775
Convertible senior notes	—	(12,581)	(12,581)	—	(16,599)	(16,599)
Other	5,126	—	5,126	5,256	—	5,256
Valuation allowance	(21,324)	—	(21,324)	(16,919)	—	(16,919)
Total non-current	$40,834	$(312,834)	$(272,000)	$46,623	$(347,756)	$(301,133)
Total net deferred taxes	$58,265	$(317,390)	$(259,125)	$61,475	$(351,692)	$(290,217)
At December 31, 2016 and 2015, the Company had deferred tax assets relating to foreign and state NOLs with lives ranging from 5 to 20 years. As of December 31, 2016 and 2015, a valuation allowance was provided for certain NOLs, as the Company currently believes that these NOLs may not be realizable prior to their expiration. During 2016 and 2015, the Company increased its valuation allowance by $4.4 million and $2.3 million, respectively. In 2014, the Company reduced its valuation allowance by $1.6 million. The valuation allowance was adjusted in 2016 based on a change in circumstances, including anticipated future earnings, which caused a change in judgment about the realizability of certain deferred tax assets related to NOLs.
The Company does not have any material undistributed earnings of international subsidiaries at December 31, 2016 and 2015 as these subsidiaries are considered to be branches for United States tax purposes, to have incurred cumulative NOLs, or to have only minimal undistributed earnings.
GNC Holdings, Inc. files a consolidated federal tax return and various consolidated and separate tax returns as prescribed by the tax laws of the state, local and international jurisdictions in which it and its subsidiaries operate. The statutes of limitation for the Company’s U.S. federal income tax returns are closed for years through 2012. The Company has various state and local jurisdiction tax years open to possible examination (the earliest open period is generally 2011), and the Company also has certain state and local tax filings currently under audit.

GNC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding penalties and interest, is as follows:

	December 31,
	2016	2015	2014
	(in thousands)
Balance of unrecognized tax benefits at beginning of period	$7,282	$11,652	$10,848
Additions for tax positions taken during current period	289	1,345	1,524
Additions for tax positions taken during prior periods	1,031	543	116
Reductions for tax positions taken during prior periods	(1,378)	(6,258)	(527)
Settlements	(768)	—	(309)
Balance of unrecognized tax benefits at end of period	$6,456	$7,282	$11,652
The Company's liability for uncertain tax positions, excluding penalties and interest, decreased by $0.8 million during the current year due in part to the expiration of certain statutes of limitation with respect to the 2012 fiscal year and the payment of settlements to satisfy open audits.
As of December 31, 2016, the Company is not aware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next 12 months. Accrued interest and penalties were $1.9 million and $1.8 million at December 31, 2016 and 2015, respectively. At December 31, 2016, the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $8.4 million, including the impact of accrued interest and penalties. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, the Company believes that its unrecognized tax benefits reflect the most likely outcome. The Company adjusts these unrecognized tax benefits, as well as the related interest, in light of changing facts and circumstances. Settlement of any particular position could require the use of cash. Favorable resolution would be recognized as a reduction to the effective income tax rate in the period of resolution.
NOTE 5. REFRANCHISING
Gains on Refranchising
During the year ended December 31, 2016, the Company refranchised 102 of its company-owned stores, of which 84 were refranchised to one franchisee, and recorded refranchising gains of $19.1 million. The Company’s actions were consistent with a previously announced refranchising strategy, which sought to increase the proportion of its domestic stores that are franchise locations. The Company refranchised 33 and 25 stores, respectively, during the years ended December 31, 2015 and 2014 and recorded refranchising gains of $7.6 million and $9.9 million.
Refranchising gains are calculated by subtracting the carrying value of applicable assets disposed of from the sale proceeds. In addition, the initial franchise fee received is included in the gain along with any other costs incurred by the Company to get the underlying assets ready for sale. The Company recognizes gains on refranchising after the asset purchase agreement is signed, the franchisee has taken possession of the store and management is satisfied that the franchisee can meet its financial obligations.
Held for Sale
The Company classifies assets as held for sale when it commits to a plan to dispose of the assets by refranchising specific stores in their current condition at a price that is reasonable and the Company believes completing the sale within one year is probable without significant changes. Assets held for sale are recorded at the lower of their carrying value or fair value, less costs to sell and depreciation is ceased on assets at the time they are classified as held for sale. As of December 31, 2016, there are no assets that qualify as held for sale.

GNC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6. GOODWILL AND INTANGIBLE ASSETS
Goodwill
Impairment Charge
Based on the significant decline in the Company's share price in the fourth quarter of 2016 coupled with the short-term expected decline in future projected operating results associated with the Company's strategic changes around the One New GNC, management concluded a triggering event occurred in the fourth quarter requiring a goodwill impairment test for all of its reporting units as of December 31, 2016. The results of the first step indicated no impairment for the GNC.com, Lucky Vitamin, International Franchise, The Health Store and Wholesale reporting units. However, the Domestic Stores, Manufacturing and Canada reporting units had fair values below their respective carrying values. Therefore, the Company performed the second step of the impairment testing for these reporting units. Because the carrying value of goodwill for these reporting units exceeded the amount that would be recorded at December 31, 2016 under a hypothetical purchase price allocation, a non-cash impairment was recorded for the difference resulting in charges of $366.4 million, $90.5 million and $14.2 million for Domestic Stores, Manufacturing and Canada reporting units, respectively. The total non-cash goodwill impairments recorded were $471.1 million of which $380.6 million relates to the U.S and Canada segment and $90.5 million relates to the Manufacturing / Wholesale segment, and together with impairments recorded on property and equipment, resulted in $476.6 million of total non-cash long lived asset impairment charges in 2016. Refer to Note 7, "Property, Plant and Equipment, Net" for more information on the property and equipment charges. The goodwill impairment test performed as of December 31, 2016 satisfies the Company's annual testing requirement.
As a result of the impairment charges described above, there is no remaining goodwill balance on the Domestic Stores and Canada reporting units at December 31, 2016. The results of the impairment testing indicated that the Wholesale reporting unit, which has a goodwill balance of $50.8 million, had a fair value that exceeded its carrying value by less than 10%. In addition, the Manufacturing (after current year impairment charge) and Lucky Vitamin reporting units had fair values, which have goodwill balances of $61.5 million and $11.5 million, respectively, that exceeded their carrying values by less than 20%. The results for Lucky Vitamin were generally consistent with testing performed at September 30, 2016 and December 31, 2015. If actual market conditions are less favorable than those projected, or if events occur or circumstances change that would reduce the fair values of the Wholesale, Manufacturing and Lucky Vitamin reporting units below their respective carrying values, management may be required to conduct an interim test and possibly recognize impairment charges in future periods.
The Company determined the fair values of its reporting units at December 31, 2016 using a discounted cash flow method (income approach) weighted 50% and a guideline company method (market approach) weighted 50%. The key assumptions used under the income approach were, but not limited to, the following:

•
Future cash flow assumptions - The Company's projections for its reporting units were based on organic growth and were derived from historical experience and assumptions regarding future growth and profitability trends. These projections also took into account the current expectations regarding the adoption of the One New GNC which will significantly impact the Domestic Stores and GNC.com reporting units as well as the Manufacturing reporting unit the operations of which heavily depend on supplying the Company's reporting units with proprietary product. The Company's analysis incorporated an assumed period of cash flows of 8 years with a terminal value.

•
Discount rate - The discount rate was based on an estimated weighted average cost of capital ("WACC") for each reporting unit. The components of WACC are the cost of equity and the cost of debt, each of which requires judgment by management to estimate. The Company developed its cost of equity estimate based on perceived risks and predictability of future cash flows. At December 31, 2016, the WACC used to estimate the fair values of the Company's reporting units was generally within a range of 15.0% to 16.5%. Any difference between the WACC among reporting units is primarily due to the precision with which management expects to be able to predict the future cash flows of each reporting unit.

The guideline company method involves analyzing transaction and financial data of publicly-traded companies to develop multiples, which are adjusted to account for differences in growth prospects and risk profiles of the reporting unit and the comparable.

GNC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Change in Reporting Units
In connection with the Company's change in reportable segments described in Note 17, "Segments," the Company's Domestic Retail and Domestic Franchise reporting units were combined into one Domestic Stores reporting unit, consistent with how the segment manager now reviews this business effective in the second quarter of 2016.
Goodwill Roll-Forward
The following table summarizes the Company's goodwill activity by reportable segment:

	U.S. and Canada	International	Manufacturing / Wholesale	Other (2)	Total
	(in thousands)
Goodwill at December 31, 2014 (1)	$402,105	$43,796	$202,841	$23,551	$672,293
2015 Activity:
Acquired franchise stores	1,935	—	—	—	1,935
Translation effect of exchange rates	(166)	(619)	—	(292)	(1,077)
Impairment - Discount Supplements	—	—	—	(23,259)	(23,259)
Total 2015 activity	1,769	(619)	—	(23,551)	(22,401)
Balance at December 31, 2015:
Gross	403,874	43,177	202,841	—	649,892
Accumulated impairments	—	—	—	—	—
Goodwill	$403,874	$43,177	$202,841	$—	$649,892
2016 Activity:
Impairments	(380,644)	—	(90,488)	—	(471,132)
Acquired franchise stores	1,372	—	—	—	1,372
Translation effect of exchange rates	12	(183)	—	—	(171)
Derecognition associated with refranchising	(3,899)	—	—	—	(3,899)
Total 2016 activity	(383,159)	(183)	(90,488)	—	(473,830)
Balance at December 31, 2016:
Gross	401,359	42,994	202,841	—	647,194
Accumulated impairments	(380,644)	—	(90,488)	—	(471,132)
Goodwill	$20,715	$42,994	$112,353	$—	$176,062

(1) Because no impairments were recorded prior to and during the year ended December 31, 2014, accumulated impairments were $0 at December 31, 2014.
(2) In connection with the sale of the assets of Discount Supplements in the fourth quarter of 2015, as further described below, the gross goodwill and accumulated impairment was derecognized.
Intangible Assets
Management performed a quantitative impairment test for its $720.0 million indefinite-lived brand intangible asset, and concluded that the estimated fair value under the relief from royalty method (an income approach) exceeded its respective carrying value by less than 25%. Key assumptions included in the estimation of the fair value include but are not limited to projected future revenues, the royalty rate and the discount rate. If actual market conditions are less favorable than those projected, or if events occur or circumstances change that would reduce the fair value below its carrying value, management may be required to conduct an interim test and possibly recognize an impairment charge in future periods. Management also evaluated its definite-lived intangible assets primarily consisting of operating agreements and concluded that the fair values of these assets exceeded their carrying values.

GNC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table reflects the gross carrying amount and accumulated amortization for each major intangible asset:

		December 31, 2016			December 31, 2015
	Weighted- Average Life	Gross	Accumulated Amortization	Carrying Amount	Gross	Accumulated Amortization	Carrying Amount
		(in thousands)
Retail agreements	30.3	$31,000	$(10,460)	$20,540	$31,000	$(9,407)	$21,593
Franchise agreements	25.0	70,000	(27,417)	42,583	70,000	(24,617)	45,383
Manufacturing agreements	25.0	70,000	(27,417)	42,583	70,000	(24,617)	45,383
Other intangibles	11.8	10,201	(5,467)	4,734	10,222	(4,560)	5,662
Franchise rights	3.0	7,486	(6,697)	789	7,206	(6,023)	1,183
Total		$188,687	$(77,458)	$111,229	$188,428	$(69,224)	$119,204
Amortization expense during the years ended December 31, 2016, 2015 and 2014 was $8.2 million, $10.3 million and $10.9 million, respectively.

The following table represents future amortization expense of definite-lived intangible assets at December 31, 2016:

Years ending December 31,	Amortization expense
(in thousands)
2017	$7,626
2018	7,425
2019	7,285
2020	7,222
2021	7,113
Thereafter	74,558
Total future amortization expense	$111,229
Acquisitions
For the years ended December 31, 2016, 2015 and 2014, the Company acquired 21, 44 and 25 franchise stores, respectively. These acquisitions are accounted for utilizing the acquisition method of accounting, and the Company allocated the purchase price by recognizing acquired inventory, fixed assets, franchise rights and other net assets at fair value with any excess being recorded as goodwill. For the years ended December 31, 2016, 2015 and 2014, the total purchase prices associated with these acquisitions was $3.4 million, $6.2 million, and $3.7 million, respectively.
On April 17, 2014, the Company acquired the assets and assumed the liabilities of The Health Store, which was accounted for as a business combination. The total purchase price for this acquisition was approximately $8.9 million, of which $6.9 million, $0.8 million, and $1.2 million was allocated to goodwill, definite-lived intangible assets and other net assets, respectively.
Discount Supplements Prior Year Charges
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
As a result of the review, the Company concluded that the carrying value of the Discount Supplements reporting unit exceeded its fair value and proceeded to step two of the impairment analysis. Based on the results of step two, the Company concluded that this reporting unit's goodwill was fully impaired; as a result, a goodwill impairment charge of $23.3 million was recorded in the third quarter of 2015.

GNC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As a result of the impairment indicators, the Company also performed an impairment analysis with respect to the definite-long-lived assets of Discount Supplements, consisting of trade name and website intangibles and property and equipment. The fair value of these assets were determined using various income approaches. Based on the results of the analyses, the Company recorded impairment charges of $4.4 million on the trade name and website intangible assets and $0.6 million on property and equipment. All of the aforementioned charges totaling $28.3 million were recorded in "Long-lived asset impairments" in the consolidated statement of operations for the year ended December 31, 2015.
The Company sold substantially all of the assets of Discount Supplements in the fourth quarter of 2015 and recorded a $2.7 million loss recorded within Other Loss (income) net on the consolidated statement of operations.
NOTE 7. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net, consisted of the following:

	December 31,
	2016	2015
	(in thousands)
Land, buildings and improvements	$72,119	$70,487
Machinery and equipment	172,261	150,809
Leasehold improvements	144,667	139,448
Furniture and fixtures	108,998	106,722
Software	64,264	54,506
Construction in progress	6,346	6,340
Total property, plant and equipment	568,655	528,312
Less: accumulated depreciation	(330,942)	(297,164)
Less: impairment	(5,421)	(613)
Net property, plant and equipment	$232,292	$230,535
The Company recognized depreciation expense on property, plant and equipment of $51.8 million, $47.0 million, and $45.5 million for the years ended December 31, 2016, 2015 and 2014, respectively, which is included in occupancy expense as part of cost of sales and selling, general and administrative expense on the consolidated statements of operations.
Impairment
Management evaluated its property, plant, and equipment and recorded a $5.4 million impairment charge within the U.S. and Canada segment for the year ended December 31, 2016, presented as "Long-lived asset impairments" in the accompanying consolidated statement of operations. For individual under-performing stores, the impairment test was performed at the individual store level as this is the lowest level which identifiable cash flows are largely independent of other groups of assets and liabilities. Under-performing stores were generally defined as those with historical and expected future losses or stores that management intends on closing in the near term. If the undiscounted estimated cash flows were less than the carrying value of the asset group, an impairment charge was calculated by subtracting the estimated fair value of property and equipment from its carrying value. Fair value was estimated using a discounted cash flow method (income approach) utilizing the undiscounted cash flows estimated in the first step of the test.

GNC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8. LONG-TERM DEBT / INTEREST EXPENSE
Long-term debt consisted of the following:

	December 31,
	2016	2015
	(in thousands)
Term Loan Facility (net of $1.6 million and $2.2 million discount)	$1,170,486	$1,174,369
Revolving Credit Facility	127,000	43,000
Notes	245,273	235,085
Debt issuance costs	(2,306)	(3,276)
Total debt	$1,540,453	$1,449,178
Less: current maturities	(12,562)	(4,550)
Long-term debt	$1,527,891	$1,444,628
At December 31, 2016, the Company's future annual contractual principal payments on long-term debt were as follows:

Year Ending December 31,	Term Loan Facility (1)	Revolving Credit Facility	Convertible Notes (2)	Total
	(in thousands)
2017	$12,562	$—	$—	$12,562
2018	3,392	127,000	—	130,392
2019	1,156,096	—	—	1,156,096
2020	—	—	287,500	287,500
Total future principal payments	$1,172,050	$127,000	$287,500	$1,586,550
(1) Includes the unamortized original issuance discount of $1.6 million.
(2) Includes unamortized conversion feature of $37.2 million and original issuance discount of $5.0 million.
Senior Credit Facility
In March 2011, General Nutrition Centers, Inc. ("Centers"), a wholly owned subsidiary of Holdings, entered into the Senior Credit Facility, consisting of the Term Loan Facility and the Revolving Credit Facility. The Senior Credit Facility permits the Company to prepay a portion or all of the outstanding balance without incurring penalties (except London Interbank Offering Rate ("LIBOR") breakage costs). GNC Corporation, the Company's indirect wholly owned subsidiary, and Centers' existing and future domestic subsidiaries have guaranteed Centers' obligations under the Senior Credit Facility. In addition, the Senior Credit Facility is collateralized by first priority pledges (subject to permitted liens) of substantially all of Centers' assets, including its equity interests and the equity interests of its domestic subsidiaries.
The Company amended the Revolving Credit Facility on March 4, 2016, to extend its maturity from March 2017 to September 2018 and increase total availability from $130.0 million to $300.0 million. In connection with this transaction, the Company incurred $1.7 million of costs, which were capitalized as deferred financing fees within "Other long-term assets" and will be amortized to interest expense over the new term of the Revolving Credit Facility. As of December 31, 2016, the Company had $167.2 million available under the Revolving Credit Facility, after giving effect to $127.0 million of borrowings outstanding and $5.8 million utilized to secure letters of credit.
As of December 31, 2016 and 2015, the Company's interest rate on its Term Loan Facility was 3.27% and 3.25%, respectively. The Revolving Credit Facility had a weighted average interest rate of 2.7% and 2.6% at December 31, 2016 and 2015, respectively. The Company is also required to pay an annual fee of 2.5% on outstanding letters of credit and an annual commitment fee of 0.5% on the undrawn portion of the Revolving Credit Facility.
The Senior Credit Facility contains customary covenants, including incurrence covenants and certain other limitations on the ability of GNC Corporation, Centers, and Centers' subsidiaries to, among other things, make optional payments in respect of other debt instruments, pay dividends or other payments on capital stock, and enter into arrangements that restrict their ability to

GNC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

pay dividends or grant liens. As of December 31, 2016, the ratio on the Consolidated Net Senior Secured Leverage Ratio will require an excess cash flow payment on the outstanding term loan debt of $11.4 million in the second quarter of 2017. The Company is currently in compliance, and expects to remain in compliance over the next twelve months, with the terms of its Senior Credit Facility.
Convertible Debt
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

GNC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Notes consist of the following components:

	For the year ended December 31,
	2016	2015
	(in thousands)
Liability component
Principal	$287,500	$287,500
Conversion feature	(37,179)	(46,271)
Discount related to debt issuance costs	(5,048)	(6,144)
Net carrying amount	$245,273	$235,085

Equity component
Conversion feature	$49,680	$49,680
Debt issuance costs	(1,421)	(1,421)
Deferred taxes	(17,750)	(17,750)
Net amount recorded in additional paid-in capital	$30,509	$30,509

Interest Expense
    Interest expense consisted of the following:

	For the year ended December 31,
	2016	2015	2014
	(in thousands)
Senior Credit Facility:
Term Loan Facility coupon	$38,821	$42,147	$44,427
Revolving Credit Facility	4,689	805	682
Amortization of discount and debt issuance costs	2,444	2,583	1,729
Total Senior Credit Facility	45,954	45,535	46,838
Notes:
Coupon	4,313	1,702	—
Amortization of conversion feature	9,092	3,410	—
Amortization of discount and debt issuance costs	1,140	412	—
Total Notes	14,545	5,524	—
Interest income and other	(56)	(123)	(130)
Interest expense, net	$60,443	$50,936	$46,708

GNC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9. DEFERRED REVENUE AND OTHER CURRENT LIABILITIES
Deferred revenue and other current liabilities consisted of the following:

	December 31,
	2016	2015
	(in thousands)
Deferred revenue	$40,338	$45,018
Accrued compensation and related benefits	34,700	31,091
Accrued real estate taxes, utilities and other occupancy	4,932	3,352
Accrued sales tax	2,626	3,659
Accrued interest	2,383	2,210
Accrued income taxes	1,454	1,181
Dividends payable	586	222
Other current liabilities	28,152	34,329
Total deferred revenue and other current liabilities	$115,171	$121,062
Deferred revenue includes $24.4 million associated with the domestic company-owned Gold Card Member Pricing program, which was discontinued on December 28, 2016 in connection with the introduction of the One New GNC and replaced with a points-based loyalty program. Refer to Note 2, "Basis of Presentation and Summary of Significant Accounting Policies" for more information.
NOTE 10. FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS
ASC 820, "Fair Value Measurements and Disclosures" defines fair value as a market-based measurement that should be determined based on the assumptions that marketplace participants would use in pricing an asset or liability. As a basis for considering such assumptions, the standard establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

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
The carrying amounts of cash and cash equivalents, receivables, accounts payable, accrued liabilities and the Revolving Credit Facility approximate their respective fair values. Based on the interest rates currently available and their underlying risk, the carrying value of franchise notes receivable recorded primarily in Other long-term assets approximates its fair value.
The carrying value and estimated fair value of the Term Loan Facility, net of discount, and Notes (net of the equity component classified in stockholders' equity and discount) were as follows:

	December 31, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Term Loan Facility	$1,170,486	$1,100,257	$1,174,369	$1,145,010
Notes	245,273	185,794	235,085	188,940
The fair value of the Term Loan Facility was determined using the instrument’s trading value in markets that are not active, which are considered Level 2 inputs. The fair value of the Notes was determined based on quoted market prices and bond terms and conditions, which are considered Level 2 inputs.

GNC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As described in Note 6, "Goodwill and Intangible Assets, Net," and Note 7, "Property, Plant and Equipment, Net," the Company recorded asset impairments in the years ended December 31, 2016 and 2015. This resulted in goodwill and property and equipment assets being measured at fair value on a non-recurring basis using Level 3 inputs as follows:

•	goodwill at December 31, 2016 for the Domestic Stores, Canada and Manufacturing reporting units; and

•	property and equipment at certain of the Company's stores at December 31, 2016.

NOTE 11. LONG-TERM LEASE OBLIGATIONS
The Company's rent expense, which is recorded within cost of sales on the consolidated statements of operations, was as follows:

	Year ended December 31,
	2016	2015	2014
	(in thousands)
Company-owned and franchise stores:
Rent on operating leases	$193,830	$187,346	$179,675
Landlord related taxes	27,747	25,765	24,779
Common operating expenses	45,375	44,184	42,674
Percent and contingent rent	19,435	21,109	22,573
Total company-owned and franchise stores	286,387	278,404	269,701
Other	19,905	16,568	15,716
Total rent expense	$306,292	$294,972	$285,417
The Company recorded sublease revenue, within Revenue on the consolidated statements of operations, of $47.6 million, $44.1 million and $41.9 million in the years ended December 31, 2016, 2015 and 2014, respectively, relating to subleases with its franchisees, which includes rental income and other occupancy related items.
Minimum future rent obligations for non-cancelable operating leases, excluding optional renewal periods, with initial or remaining terms of at least one year in effect at December 31, 2016 were as follows for the years ending December 31 and exclude taxes, common operating expense, and percent and contingent rent.

	Company-Owned and Franchise Stores	Sublease Income from Franchisees	Other	Rent on Operating Leases, net of Sublease Revenue
	(in thousands)
2017	$176,605	$(33,966)	$5,154	$147,793
2018	138,943	(26,421)	2,846	115,368
2019	104,525	(19,469)	2,385	87,441
2020	77,882	(13,678)	1,809	66,013
2021	54,255	(7,429)	1,504	48,330
Thereafter	103,123	(7,956)	18,183	113,350
Total future obligations	$655,333	$(108,919)	$31,881	$578,295
NOTE 12. COMMITMENTS AND CONTINGENCIES
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
As a manufacturer and retailer of nutritional supplements and other consumer products that are ingested by consumers or applied to their bodies, the Company has been and is currently subjected to various product liability claims. Although the effects of these claims to date have not been material to the Company, it is possible that current and future product liability claims could have a material adverse effect on its business or financial condition, results of operations or cash flows. The Company currently maintains product liability insurance with a deductible/retention of $4.0 million per claim with an aggregate cap on retained loss of $10.0 million per policy year. The Company typically seeks and has obtained contractual indemnification from most parties that supply raw materials for its products or that manufacture or market products it sells. The Company also typically seeks to be added, and has been added, as an additional insured under most of such parties' insurance policies. However, any such indemnification or insurance is limited by its terms and any such indemnification, as a practical matter, is limited to the creditworthiness of the indemnifying party and its insurer, and the absence of significant defenses by the insurers. Consequently, the Company may incur material products liability claims, which could increase its costs and adversely affect its reputation, revenue and operating income.
During the year ended December 31, 2016, the Company recorded $5.1 million in legal-related charges associated with a Pennsylvania fluctuating workweek wage issue, the Jason Olive case and a government regulation matter, the amounts of which were individually immaterial. These items are explained below in more detail.
DMAA/Aegeline Claims.    Prior to December 2013, the Company sold products manufactured by third parties that contained derivatives from geranium known as 1.3-dimethylpentylamine/ dimethylamylamine/13-dimethylamylamine, or "DMAA," which were recalled from the Company's stores in November 2013, and/or Aegeline, a compound extracted from bael trees. As of December 31, 2015, the Company was named in 28 personal injury lawsuits involving products containing DMAA and/or Aegeline.
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
California Wage and Break Claim.    In July 2011, Charles Brewer, on behalf of himself and all others similarly situated, sued General Nutrition Corporation in federal court, alleging state and federal wage and hour claims. In October 2011, plaintiff filed an eight-count amended complaint alleging, among other matters, meal, rest break and overtime violations on behalf of sales associates and store managers. In January 2013, the Court conditionally certified a Fair Labor Standards Act ("FLSA") class with respect to one of Plaintiff's claims, and in November 2014, the Court granted in part and denied in part the plaintiff's motion to certify a California class and granted the Company's motion for decertification of the FLSA class. In May 2015, plaintiffs filed a motion for partial summary judgment as to the Company' alleged liability for non-compliant wage statements, which was granted in part and denied in part in September 2015. On February 5, 2016, the Company and attorneys representing the putative class agreed to class-wide settlements of the Brewer case and an additional, immaterial case raising similar claims, pursuant to which the Company agreed to pay up to $9.5 million in the aggregate, including attorneys’ fees and costs. Following a hearing on August 23, 2016, the Court approved the settlement agreement and dismissed the case with prejudice. As a result of this settlement, the Company recorded a charge of $9.5 million in 2015, which was paid in the fourth quarter of 2016.

GNC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Pennsylvania Fluctuating Workweek. On September 18, 2013, Tawny Chevalier and Andrew Hiller commenced a class action in the Court of Common Pleas of Allegheny County, Pennsylvania. Plaintiff asserted a claim against the Company for a purported violation of the Pennsylvanian Minimum Wage Act (PMWA), challenging the Company's utilization of the "fluctuating workweek" method to calculate overtime compensation, on behalf of all employees who worked for the Company in Pennsylvania and who were paid according to the fluctuating workweek method. In October 2014, the Court entered an order holding that the use of the fluctuating workweek method violated the PMWA. In September 2016, the Court entered judgment in favor of Plaintiffs and the class in an immaterial amount, which has been recorded as a charge in the accompanying consolidated financial statements. Plaintiffs subsequently filed a petition for an award of attorney's fees, costs and incentive payment. The court awarded an immaterial amount in legal fees. The Company appealed from the adverse judgment; the appeal is pending.
Jason Olive v. General Nutrition Corp. In April 2012, Jason Olive filed a complaint in the Superior Court of California, County of Los Angeles, for misappropriation of likeness in which he alleges that the Company continued to use his image in stores after the expiration of the license to do so in violation of common law and California statutes. Mr. Olive is seeking compensatory, punitive and statutory damages and attorneys’ fees and costs. The trial in this matter began on July 20, 2016 and concluded on August 8, 2016. The jury awarded plaintiff immaterial amounts for actual damages and emotional distress damages, which are accrued in the Company's accompanying consolidated financial statements. The jury refused to award plaintiff any of the profits he sought to disgorge, or punitive damages. The court entered judgment in the case on October 14, 2016. In addition to the verdict, the Company and Mr. Olive sought attorneys' fees and other costs from the Court. The Court refused to award attorney's fees to either side but awarded plaintiff an immaterial amount for costs. Plaintiff has appealed the judgment, and separately, the order denying attorney's fees. The Company has cross-appealed the judgment and the Court's denial of attorney fees. The appeals are currently pending.
Oregon Attorney General. On October 22, 2015, the Attorney General for the State of Oregon sued General Nutrition Corporation in Multnomah County Circuit Court for alleged violations of Oregon’s Unlawful Trade Practices Act, in connection with its sale in Oregon of certain third-party products, which was amended on September 19, 2016 to add allegations related to products containing DMAA and oxilofrine. The Company is vigorously defending itself against these allegations. On December 19, 2016, the Company filed an answer, including counterclaims and third party complaints for indemnification. As any losses that may arise from this matter are not probable or reasonably estimable at this time, no liability has been accrued in the accompanying consolidated financial statements. Moreover, the Company does not anticipate that any such losses are likely to have a material impact on the Company, its business or results of operations. The Company is contractually entitled to indemnification and defense by its third-party vendors. Ultimately, however, the Company's ability to obtain full recovery in respect of any such claims against it is dependent upon the creditworthiness of its vendors and/or their insurance coverage and the absence of any significant defenses available to their insurers.
Government Regulation
In November 2013, the Company received a subpoena from the U.S. Department of Justice ("DOJ") for information related to its investigation of a third party product vendor, USP Labs, LLC. The Company fully cooperated with the investigation of the vendor and the related products, all of which were discontinued in 2013. In December 2016, the Company reached agreement with the DOJ in connection with the Company's cooperation; which agreement acknowledges the Company relied on the representations and written guarantees of USP Labs and the Company's representation that it did not knowingly sell products not in compliance with the FDCA. Under the agreement, which includes an immaterial payment to the federal government, the Company will take a number of actions to broaden industry-wide knowledge of prohibited ingredients and improve compliance by vendors of third party products. These actions are in keeping with the leadership role the Company has taken in setting industry quality and compliance standards, and the Company's commitment over the course of the agreement (60 months) to support a combination of its and the industry's initiatives. Some of these actions include maintaining and continuously updating a list of restricted ingredients that will be prohibited from inclusion in any products that are sold by the Company.  Vendors selling product to the Company for the sale of such products by the Company will be required to warrant that the products sold do not contain any of these restricted ingredients.  In addition, the Company will develop and maintain a list of ingredients that the Company believes comply with the applicable provisions of the FDCA.

GNC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Environmental Compliance
In March 2008, the South Carolina Department of Health and Environmental Control (the "DHEC") requested that the Company investigate contamination associated with historical activities at its South Carolina facility. These investigations have identified chlorinated solvent impacts in soils and groundwater that extend offsite from the facility. The Company entered into a Voluntary Cleanup Contract with the DHEC regarding the matter on September 24, 2012. Pursuant to such contract, the Company is completing additional investigations with the DHEC's approval. The Company installed and began operating a pilot vapor extraction system under a portion of the facility in the second half of 2016, which was an immaterial cost to the Company, with DHEC's approval to assess the effectiveness of such a remedial system. At this stage of the investigation, however, it is not possible to estimate the timing and extent of any additional remedial action that may be required, the ultimate cost of remediation, or the amount of the Company's potential liability; therefore no liability has been recorded in the accompanying consolidated balance sheet.
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
Commitments
In addition to operating leases obtained in the normal course of business, the Company maintains certain purchase commitments with various vendors to ensure its operational needs are fulfilled. As of December 31, 2016, such future purchase commitments consisted of $37.7 million. Other commitments related to the Company's business operations cover varying periods of time and are not significant. All of these commitments are expected to be fulfilled with no adverse consequences to the Company's operations or financial condition.

GNC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13. STOCKHOLDERS' EQUITY
Treasury Stock
In August 2015, the Board approved a $500.0 million multi-year repurchase program in addition to the $500.0 million multi-year program approved in August 2014, bringing the aggregate share repurchase program to $1.0 billion of Holdings' common stock. Holdings repurchased $229.2 million of common stock during 2016. As of December 31, 2016, $197.8 million remains available for purchase under the program and is not expected to be utilized in 2017.
Preferred Stock
Holdings is authorized to issue up to 60.0 million shares of preferred stock, par value $0.001 per share. No shares of preferred stock were issued to date.
NOTE 14. EARNINGS PER SHARE
The following table represents the Company's basic and dilutive weighted average shares:

	Year ended December 31,
	2016	2015	2014
	(in thousands)
Basic weighted average shares	69,409	83,927	90,493
Effect of dilutive stock-based compensation awards	—	259	425
Diluted weighted averages shares	69,409	84,186	90,918
For the year ended December 31, 2016, all 1.5 million outstanding stock-based awards were excluded from the computation of diluted EPS because the Company was in a net loss position and as a result inclusion of the awards would have been anti-dilutive. For the years ended December 31, 2015 and 2014, the following awards were not included in the computation of diluted EPS because the impact of applying the treasury stock method was antidilutive or because certain conditions have not been met with respect to the Company's performance-based awards.

	2015	2014
Antidilutive:	(in thousands)
Time-based	161	280
Contingently issuable:
Performance-based	139	116
Total stock-based awards	300	396
The Company has the intent and ability to settle the principal portion of its Notes in cash, and as such, has applied the treasury stock method, which has resulted in all underlying convertible shares being anti-dilutive as the Company's average stock price in the current year is less than the conversion price. Refer to Note 8, "Long-Term Debt / Interest Expense" for more information on the Notes.
NOTE 15. STOCK-BASED COMPENSATION PLANS
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

GNC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Both plans have provisions that allow for the granting of stock options, restricted stock and other stock based awards and are available to eligible employees, directors, consultants or advisors as determined by the Compensation Committee. The Company will not grant any additional awards under the 2007 Stock Plan. Up to 11.5 million shares of common stock may be issued under the 2015 Stock Plan (subject to adjustment to reflect certain transactions and events specified in the 2015 Stock Plan for any award grant), of which 7.3 million shares remain available for issuance as of December 31, 2016.
The following table sets forth a summary of all stock-based compensation awards outstanding under all plans:

	December 31, 2016	December 31, 2015
Time-based stock options	913,960	688,083
Time-based restricted stock awards	312,245	194,271
Performance-based restricted stock awards	101,384	140,916
Market-based restricted stock awards	165,635	—
Total share awards outstanding	1,493,224	1,023,270
The Company recognized $8.8 million, $6.3 million and $5.9 million of total non-cash stock-based compensation expense for the years ended December 31, 2016, 2015 and 2014, respectively. At December 31, 2016, there was approximately $11.3 million of total unrecognized compensation cost related to non-vested stock-based compensation, net of expected forfeitures, for all awards previously made that are expected to be recognized over a weighted-average period of approximately 1.6 years.
Cash received from the exercise of options was $0.4 million, $1.7 million and $22.2 million in 2016, 2015 and 2014, respectively, which was recorded as additional paid-in capital on the accompanying consolidated balance sheets and presented as a cash inflow from financing activities on the accompanying consolidated statements of cash flows. The total tax benefit associated with stock-based compensation resulted in gross excess tax benefits of $0.2 million, $0.6 million, and $3.7 million in 2016, 2015 and 2014, respectively, which were recorded as additional paid-in capital and presented as a financing cash inflow.
On July 28, 2016, the Company announced the departure from the Company and resignation from the Board of Michael G. Archbold, its former Chief Executive Officer. During the year ended December 31, 2016 in connection with Mr. Archbold's departure, the company recognized $4.5 million in severance expense of which $2.3 million relates to the acceleration of non-cash stock-based compensation.
Stock Options
Time based stock options were granted using the Black-Scholes model with exercise prices at or above fair market value on the date of grant, typically vest at 25% per year over a four- or five-year period and expire seven or ten years from the date of grant. The following table sets forth a summary of stock options under all plans.

	Total Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2015	688,083	$27.75		$4,187
Granted	643,692	$27.16
Exercised	(24,165)	$14.62		$341
Forfeited and Expired	(393,650)	$30.43
Outstanding at December 31, 2016	913,960	$26.53	6.2	$71

Exercisable at December 31, 2016	409,212	$23.94	2.8	$71

GNC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the years ended December 31, 2015, and 2014, the total intrinsic value of options exercised was $2.0 million, and $13.9 million, respectively. The assumptions used in the Company's Black Scholes valuation were as follows:

Year ended December 31,
	2016	2015	2014
Dividend yield	2.3% - 3.8%	1.5% - 2.4%	1.5% - 1.9%
Expected term	6.3 years	6.3 years	6.3 years
Volatility	30.1% - 30.7%	31.1% - 38.3%	37.6% - 37.9%
Risk free rate	1.3% - 1.9%	1.3% - 1.9%	1.7% - 1.9%
The option term has been estimated by considering both the vesting period and the contractual term. Volatility was estimated utilizing a peer group average. The Black Scholes valuation resulted in a weighted average grant date fair value in 2016, 2015 and 2014 of $6.23, $15.64 and $11.08, respectively.
Restricted Stock Awards
Under the 2015 Stock Plan, the Company granted time-based and performance-based restricted stock and restricted stock units, and market-based restricted stock. Time-based awards vest over a period of three years. Performance-based awards vest after a period of three years and the achievement of performance targets; based on the extent to which the targets are achieved, vested shares may range from 0% to 200% of the original share amount. Compensation expense related to the performance-based awards is adjusted as necessary to reflect changes in the probability that the vesting criteria will be achieved. Market-based awards vest after a period of three years and the achievement of total shareholder return compared with that of a selected group of peer companies. Total shareholder return is defined as share price appreciation plus the value of dividends paid during the three year vesting period. Fair value of these awards was determined using a Monte Carlo simulation, which requires various inputs and assumptions, including the Company's common stock price. Compensation cost for these awards is recognized regardless of whether the market condition is achieved. Vested shares may range from 0% to 200% of the original target. Key assumptions used in the Monte Carlo simulation for the awards granted during the year include peer group volatility of 34.2% and a risk-free rate of 0.89%.
The following table sets forth a summary of restricted stock awards granted under the 2015 Stock Plan:

	Time-Based		Performance-Based		Market-Based
	Shares	Wtd Avg Grant Date Fair Value	Shares	Wtd Avg Grant Date Fair Value	Shares	Wtd Avg Grant Date Fair Value
Outstanding at December 31, 2015	194,271	$45.95	140,916	$47.86	—	$—
Granted	277,816	$25.61	—	$—	171,126	$34.28
Vested	(131,462)	$41.39	—	$—	—	$—
Forfeited	(28,380)	$31.08	(39,532)	$45.17	(5,491)	$34.28
Outstanding at December 31, 2016	312,245	$30.81	101,384	$48.99	165,635	$34.28
The total intrinsic value of time-based restricted stock awards vested was $3.1 million, $2.4 million and $4.3 million for the years ended December 31, 2016, 2015 and 2014, respectively. The total intrinsic value of time-based restricted stock awards outstanding at December 31, 2016 was $3.4 million. The total intrinsic value of performance-based and market-based awards outstanding at December 31, 2016 assuming vesting at 100% was $1.1 million and $1.8 million, respectively. The weighted average grant date fair value of time-based and performance-based restricted stock awards granted was $45.95 and $47.86 in 2015 and $43.38 and $44.62 in 2014, respectively.
NOTE 16. RETIREMENT PLANS
The Company sponsors a 401(k) defined contribution savings plan covering substantially all employees. Full time employees who have completed 30 days of service and part time employees who have completed 1,000 hours of service are eligible to participate in the plan. The plan provides for employee contributions of 1% to 80% of individual compensation into deferred savings, subject to IRS limitations. The plan provides for Company contributions upon the employee meeting the eligibility requirements. The Company match consists of both a fixed and a discretionary match. The fixed match is 50% on the first 3% of employee contributions and the discretionary match could be up to an additional 50% match on the 3% deferral. A discretionary match can be approved at any time by the Company.
An employee becomes vested in the Company match portion as follows:

Years of Service	Percent Vested
0-1	0%
1-2	33%
2-3	66%
3+	100%
The Company made cash contributions to the 401(k) plan of $1.9 million, $1.5 million and $1.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.
The Company has a Non-qualified Deferred Compensation Plan that provides benefits payable to certain eligible employees upon scheduled in-service distribution, termination, or retirement. This plan allows participants the opportunity to defer pretax amounts ranging from 2% to 100% of their base compensation plus bonuses. During 2016, 2015 and 2014, the Company elected to match a percentage of the contributions from employees. For each of the years ended December 31, 2016, 2015 and 2014 this contribution was $0.3 million.
NOTE 17. SEGMENTS
Based on the refranchising initiatives announced in late 2015, which sought to increase the proportion of domestic stores that are franchise locations in 2016 and beyond, the Company's organizational structure and the financial reporting utilized by the Company's chief operating decision maker (its chief executive officer) to assess performance and allocate resources changed; as a result, the Company's reportable segments were changed effective in the second quarter of 2016. The Company believes that the new segments better present management's new view of the business.
The Company aggregates its operating segments into three reportable segments, which effective in the second quarter of 2016, include U.S. and Canada, International and Manufacturing / Wholesale. In connection with the change in the Company's segment reporting, warehousing and distribution costs have been allocated to each reportable segment, as appropriate. The Company's chief operating decision maker evaluates segment operating results based primarily on performance indicators, including revenue and operating (loss) income. Operating (loss) income of each reportable segment exclude certain items that are managed at the consolidated level, such as corporate costs. The Manufacturing / Wholesale segment manufactures and sells product to the U.S. and Canada and International segments at cost with a markup, which is eliminated at consolidation. The following table shows the new reportable segments compared with the previous reporting structure.

GNC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Other Includes: Discount Supplements, an e-commerce business which was sold in the fourth quarter of 2015

GNC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table represents key financial information for each of the Company's reportable segments. The U.S. and Canada and Manufacturing / Wholesale segments were significantly impacted by $386.0 million and $90.5 million, respectively, in long-lived asset impairments recorded in the current year. Refer to Note 6, "Goodwill and Intangible Assets" and Note 7, "Property, Plant and Equipment, Net" for more information.

	Year ended December 31,
	2016	2015	2014
	(in thousands)
Revenue:
U.S. and Canada	$2,143,647	$2,240,515	$2,207,283
International	160,691	183,007	174,934
Manufacturing / Wholesale:
Intersegment revenues	218,761	267,377	291,220
Third party	235,678	235,680	241,176
Subtotal Manufacturing / Wholesale	454,439	503,057	532,396
Total reportable segment revenues	2,758,777	2,926,579	2,914,613
Other	—	24,096	31,613
Elimination of intersegment revenues	(218,761)	(267,377)	(291,220)
Total revenue	$2,540,016	$2,683,298	$2,655,006
Operating (loss) income:
U.S. and Canada	$(105,252)	$378,233	$382,248
International	55,404	64,486	59,734
Manufacturing / Wholesale	(19,961)	86,172	85,539
Total reportable segment operating (loss) income	(69,809)	528,891	527,521
Unallocated corporate and other costs
Corporate costs	(103,362)	(98,340)	(88,420)
Other	224	(37,444)	411
Subtotal unallocated corporate and other costs	(103,138)	(135,784)	(88,009)
Total operating (loss) income	(172,947)	393,107	439,512
Interest expense, net	60,443	50,936	46,708
(Loss) income before income taxes	$(233,390)	$342,171	$392,804
Note: The presentation of certain immaterial amounts in our consolidated financial statements of prior periods have been revised to conform to the current periods presented. Specifically, sublease rental income received from franchisees is presented as “Revenue” compared with the previous presentation as a reduction to occupancy expense in “Cost of sales, including warehousing, distribution, and occupancy.” This revision has no impact on operating income. For additional information regarding this revision, see Item 8, "Financial Statements and Supplementary Data," Note 2, "Basis of Presentation and Significant Accounting Policies" under "Revision for Sublease Rent Income."

GNC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year ended December 31,
	2016	2015	2014
Depreciation and amortization:	(in thousands)
U.S. and Canada	$36,491	$32,314	$32,804
International	2,256	2,232	2,169
Manufacturing / Wholesale	10,600	10,582	10,725
Corporate and other	10,691	12,109	10,639
Total depreciation and amortization	$60,038	$57,237	$56,337
Capital expenditures:
U.S. and Canada	$42,388	$29,738	$36,377
International	518	716	366
Manufacturing / Wholesale	7,467	5,655	5,903
Corporate and Other	9,206	9,718	27,809
Total capital expenditures	$59,579	$45,827	$70,455
Total revenues by geographic areas:
United States	$2,402,649	$2,522,774	$2,483,689
Foreign	137,367	160,524	171,317
Total revenues	$2,540,016	$2,683,298	$2,655,006

	As of December 31
	2016	2015
Total assets:	(in thousands)
U.S. and Canada	$1,457,575	$1,827,311
International	196,060	205,822
Manufacturing / Wholesale	339,663	418,623
Corporate and other	75,341	102,651
Total assets	$2,068,639	$2,554,407
Property, plant, and equipment, net:
United States	$223,107	$221,049
Foreign	9,185	9,486
Total property, plant and equipment, net	$232,292	$230,535

GNC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

U.S. and Canada Revenue
The following is a summary of revenue in the U.S. and Canada segment:

	Year ended December 31,
	2016	2015	2014
U.S. company-owned product sales:	(in thousands)
Protein	$369,150	$389,917	$386,691
Performance supplements	254,753	246,662	219,005
Weight management	154,195	165,114	178,072
Vitamins	218,908	271,099	319,953
Herbs / Greens	63,356	70,924	64,673
Wellness	200,914	211,377	196,571
Health / Beauty	164,510	149,520	148,009
Food / Drink	105,134	124,865	106,567
General merchandise	28,786	27,384	28,123
Total U.S. company-owned product sales	$1,559,706	$1,656,862	$1,647,664
Wholesale sales to franchisees	250,779	257,497	235,666
Royalties and franchise fees	34,469	35,350	35,585
Sublease income	47,555	44,086	41,853
Gold card sales in U.S. company-owned stores	62,211	59,247	51,181
Other (*)	188,927	187,473	195,334
Total U.S. and Canada revenue	$2,143,647	$2,240,515	$2,207,283
(*) Includes revenue primarily related to Canada operations and Lucky Vitamin.
International Revenue
The following is a summary of the Company's revenue in the International reportable segment:

	Year ended December 31,
	2016	2015	2014
	(in thousands)
Wholesale sales to franchisees	$104,405	$130,719	$123,045
Royalties and franchise fees	25,485	29,085	30,989
Other (*)	30,801	23,203	20,900
Total International revenue	$160,691	$183,007	$174,934
(*) Includes revenue primarily related to China operations and The Health Store.

GNC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Manufacturing / Wholesale Revenue
The following is a summary of the Company's revenue in the Manufacturing / Wholesale reportable segment:

	Year ended December 31,
	2016	2015	2014
	(in thousands)
Third-party contract manufacturing	$134,542	$118,852	$125,129
Intersegment sales	218,761	267,378	291,221
Wholesale partner sales	101,136	116,827	116,046
Total Manufacturing / Wholesale revenue	$454,439	$503,057	$532,396

GNC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18. QUARTERLY FINANCIAL INFORMATION
The following table summarizes the Company's 2016 and 2015 quarterly results:

	Three months ended (unaudited)				Year ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2016	2016	2016	2016	2016
	(In thousands, except per share amounts)
Total revenue (1)	$668,905	$673,218	$627,964	$569,929	$2,540,016
Gross profit	235,845	238,698	215,408	170,168	860,119
Operating (loss) income	94,065	116,224	64,893	(448,129)	(172,947)
Net (loss) income	50,815	64,028	32,354	(433,447)	(286,250)
Weighted average shares outstanding:
Basic	73,078	68,176	68,190	68,219	69,409
Diluted	73,373	68,303	68,315	68,219	69,409
Earnings per share:
Basic (2)	$0.70	$0.94	$0.47	$(6.35)	$(4.12)
Diluted (2)	$0.69	$0.94	$0.47	$(6.35)	$(4.12)

	Three months ended (unaudited)				Year ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2015	2015	2015	2015	2015
	(In thousands, except per share amounts)
Total revenue (1)	$681,266	$689,564	$683,358	$629,110	$2,683,298
Gross profit	249,433	256,332	250,644	228,234	984,643
Operating income	109,605	117,638	82,150	83,714	393,107
Net income	63,270	67,357	45,750	42,922	219,299
Weighted average shares outstanding:
Basic	87,865	85,501	83,669	78,775	83,927
Diluted	88,105	85,777	83,958	79,008	84,186
Earnings per share:
Basic (2)	$0.72	$0.79	$0.55	$0.54	$2.61
Diluted (2)	$0.72	$0.79	$0.54	$0.54	$2.60
(1) Refer to Note 2, "Basis of Presentation and Summary of Significant Accounting Policies" for details with respect to the revision of sublease rental income. Specifically, sublease rental income is presented as "Revenue" compared with the previous presentation as a reduction to occupancy expense in "Cost of sales, including warehousing, distribution, and occupancy," to conform to the current year presentation.

(2) Quarterly results for earnings per share may not add to full year results due to rounding.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
Item 9A.    CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act has been appropriately recorded, processed, summarized and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our CEO and CFO have concluded that, as of December 31, 2016, our disclosure controls and procedures are effective at the reasonable assurance level.
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
Our management, with the participation of our CEO and CFO, has assessed the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this assessment, our management has concluded that, as of December 31, 2016, our internal control over financial reporting was effective based on that framework.
Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2016, as stated in their report, which is included in Item 8, "Financial Statements and Supplementary Data" of this Annual Report.
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
Item 9B.    OTHER INFORMATION.
None.

PART III
Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information with respect to this Item will be included in our definitive Proxy Statement to be filed with respect to our 2017 Annual Meeting to be held on May 23, 2017, which is incorporated herein by reference, under the captions "Election of Directors," "Executive Officers," "Other Board Information," and "Section 16(a) Beneficial Ownership Reporting Compliance."
Item 11.    EXECUTIVE COMPENSATION
Information with respect to this Item will be included in our definitive Proxy Statement to be filed with respect to our 2017 Annual Meeting to be held on May 23, 2017, which is incorporated herein by reference, under the captions "Director Compensation," "Executive Compensation" and "Compensation Discussion and Analysis;" provided, however, that the subsection entitled "Executive Compensation—Compensation Committee Report" shall not be deemed to be incorporated by reference.
Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth information regarding outstanding stock options and shares remaining available for future issuance under each of the GNC Acquisition Holdings Inc. 2007 Stock Incentive Plan (the "2007 Stock Plan") and the GNC Holdings, Inc. 2015 Stock and Incentive Plan (the "2015 Stock Plan") as of December 31, 2016:

Plan Category(1)	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
2007 Stock Plan	107,820	$12.18	—
2015 Stock Plan	806,140	$28.45	7,251,966	(2)(3)
Total	913,960	$26.53	7,251,966

(1)
Effective May 21, 2015, our 2011 Stock and Incentive Plan was amended and restated as the 2015 Stock Plan. The 2007 Stock Plan and 2015 Stock Plan are the only equity compensation plans that we have adopted, and each of 2007 Stock Plan and 2015 Stock Plan has been approved by our stockholders.

(2)
Excludes 806,140 outstanding stock options as set forth in the first column, 75,210 shares of outstanding time vested restricted stock, 101,384 shares of performance vesting restricted stock, 237,035 shares of outstanding time vesting restricted stock units and 165,635 of market vesting restricted stock units.

(3)
Up to 11,500,000 shares of our common stock may be issued under the 2015 Stock Plan (subject to adjustment to reflect certain transactions and events specified in the 2015 Stock Plan for any award grant). If any award granted under the 2015 Stock Plan expires, terminates or is canceled without having been exercised in full, the number of shares underlying such unexercised award will again become available for issuance under the 2015 Stock Plan. The total number of shares of our common stock available for awards under the 2015 Stock Plan will be reduced by (i) the total number of stock options or stock appreciation rights exercised, regardless of whether any of the shares of our common stock underlying such awards are not actually issued to the participant as the result of a net settlement and (ii) any shares of our common stock used to pay any exercise price or tax withholding obligation. In addition, the number of shares of our common stock that are subject to restricted stock, performance shares or other stock-based awards that are not subject to the appreciation of the value of a share of our common stock ("Full Share Awards") is limited by counting shares granted pursuant to such Full Share Awards against the aggregate share reserve as 1.8 shares for every share granted. If any stock option, stock appreciation right or other stock-based award that is not a Full Share Award is canceled, expires or terminates unexercised for any reason, the shares covered by such awards will again be available for issuance under the 2015 Stock Plan. If any shares of our common stock that are subject to Full Share Awards are forfeited for any reason, 1.8 shares of our common stock will again be available for issuance under the 2015 Stock Plan.

Additional information with respect to this Item will be included in our definitive Proxy Statement to be filed with respect to our 2016 Annual Meeting to be held on May 23, 2017, which is incorporated herein by reference, under the caption "Security Ownership of Certain Beneficial Owners and Management."

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.
Information with respect to this Item will be included in our definitive Proxy Statement to be filed with respect to our 2017 Annual Meeting to be held on May 23, 2017, which is incorporated herein by reference, under the captions "Certain Relationships and Related Transactions," and "Other Board Information—Director Independence."
Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.
Information with respect to this Item will be included in our definitive Proxy Statement to be filed with respect to our 2017 Annual Meeting to be held on May 23, 2017, which is incorporated herein by reference, under the caption "Ratification of Appointment of Auditors."

PART IV
Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Documents filed as part of this Annual Report:

(1)	Financial statements filed in Part II, Item 8 of this Annual Report:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets
As of December 31, 2016 and December 31, 2015

•	Consolidated Statements of Operations
For the years ended December 31, 2016, 2015 and 2014

•	Consolidated Statements of Comprehensive (Loss) Income
For the years ended December 31, 2016, 2015 and 2014

•	Consolidated Statements of Stockholders' Equity
For the years ended December 31, 2016, 2015 and 2014

•	Consolidated Statements of Cash Flows
For the years ended December 31, 2016, 2015 and 2014

•	Notes to Consolidated Financial Statements

(2)	Financial statement schedules:
SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF GNC HOLDINGS, INC.
GNC HOLDINGS, INC.
(Parent Company Only)
Balance Sheets
(in thousands)

	December 31,
	2016	2015
Current assets:
Cash and cash equivalents	$—	$1
Prepaids and other current assets	191	385
Total current assets	191	386
Long-term assets:
Deferred financing fees	—	248
Intercompany receivable	164,300	164,300
Investment in subsidiaries	149,933	709,409
Total long-term assets	314,233	873,957
Total assets	$314,424	$874,343
Current liabilities:
Accounts payable	$—	$22
Intercompany payable	404	3,502
Deferred revenue and other current liabilities	2,274	1,995
Total current liabilities	2,678	5,519
Long-term liabilities:
Deferred tax liabilities	12,550	16,599
Convertible senior notes	245,273	235,085
Intercompany loan	148,970	148,579
Total long term liabilities	406,793	400,263
Total liabilities	409,471	405,782
Stockholders' equity:
Class A common stock	114	114
Additional paid-in capital	922,687	916,128
Retained earnings	716,198	1,058,148
Treasury stock, at cost	(1,725,349)	(1,496,180)
Accumulated other comprehensive loss	(8,697)	(9,649)
Total stockholders' (deficit) equity	(95,047)	468,561
Total liabilities and stockholders' equity	$314,424	$874,343

See the accompanying note to the condensed parent-only financial statements.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF GNC HOLDINGS, INC.
GNC HOLDINGS, INC.
(Parent Company Only)
Statements of Operations and Comprehensive (Loss) Income
(in thousands, except per share data)

	Year ended December 31,
	2016	2015	2014
Selling, general and administrative	$1,543	$1,645	$1,552
Subsidiary loss (income)	279,192	(223,090)	(257,045)
Operating (loss) income	(280,735)	221,445	255,493
Interest expense, net	9,643	4,241	153
(Loss) income before income taxes	(290,378)	217,204	255,340
Income tax benefit	(4,128)	(2,095)	(532)
Net (loss) income	$(286,250)	$219,299	$255,872

Other comprehensive income (loss):
Foreign currency translation gain (loss)	$952	$(7,439)	$(5,784)
Release of cumulative translation loss to earnings related to substantial liquidation of Discount Supplements	—	1,619	—
Other comprehensive income (loss)	952	(5,820)	(5,784)
Comprehensive (loss) income	$(285,298)	$213,479	$250,088

(Loss) Earnings per share:
Basic	$(4.12)	$2.61	$2.83
Diluted	$(4.12)	$2.60	$2.81
Weighted average common shares outstanding:
Basic	69,409	83,927	90,493
Diluted	69,409	84,186	90,918
Dividends declared per share	$0.80	$0.72	$0.64

See the accompanying note to the condensed parent-only financial statements.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF GNC HOLDINGS, INC.
GNC HOLDINGS, INC.
(Parent Company Only)
Statements of Cash Flows
(in thousands)

	Year ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net (loss) income	$(286,250)	$219,299	$255,872
Deficit (Equity) in loss (income) of subsidiaries	279,192	(223,090)	(257,045)
Dividends received	283,280	422,355	317,808
Other operating activities	10,895	4,738	2,393
Net cash provided by operating activities	287,117	423,302	319,028
Cash flows from financing activities:
Loan to a subsidiary	—	(164,300)	—
Proceeds from issuance of convertible notes	—	287,500	—
Debt issuance costs on convertible senior notes	(1,797)	(8,225)	—
Proceeds from exercise of stock options	353	1,744	22,170
Minimum tax withholding requirements	(1,169)	(574)	(762)
Repurchase of treasury stock	(229,169)	(479,799)	(283,226)
Dividend payment	(55,336)	(59,648)	(57,491)
Net cash used in financing activities	(287,118)	(423,302)	(319,309)
Net decrease in cash and cash equivalents	(1)	—	(281)
Beginning balance, cash and cash equivalents	1	1	282
Ending balance, cash and cash equivalents	$—	$1	$1

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

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
GNC Holdings, Inc. and Subsidiaries
Valuation and Qualifying Accounts
(in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
2014
Allowance for doubtful accounts	$1,890	$4,535	$(233)	$6,192
Reserve for sales returns	4,966	70,075	(70,092)	4,949
Tax valuation allowances	16,236	579	(2,162)	14,653
2015
Allowance for doubtful accounts	$6,192	$2,679	$(4,744)	$4,127
Reserve for sales returns	4,949	67,283	(67,385)	4,847
Tax valuation allowances	14,653	2,266	—	16,919
2016
Allowance for doubtful accounts	$4,127	$6,231	$(5,747)	$4,611
Reserve for sales returns	4,847	66,246	(67,723)	3,370
Tax valuation allowances	16,919	4,405	—	21,324

(1)	Exhibits:
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

4.9
Indenture, dated as of August 10, 2015, by and among Holdings, the Subsidiary Guarantors party thereto and
Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 10.1 to
Holdings’ Quarterly Report on Form 10-Q (File No. 001-35113) filed July 28, 2016).

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

10.12	GNC Holdings, Inc. 2015 Stock and Incentive Plan (Incorporated by reference to Appendix A to Holdings' Schedule 14A Definitive Proxy Statement (File No. 001-35113), filed April 12, 2015**

10.13	Form of Non-Qualified Stock Option Agreement pursuant to the GNC Holdings, Inc. 2015 Stock and Incentive Plan.*

10.14	Form of Restricted Stock Agreement pursuant to the GNC Holdings, Inc. 2015 Stock and Incentive Plan.*

10.15	Form of Performance-Vested Restricted Stock Unit Agreement pursuant to the GNC Holdings, Inc. 2015 Stock and Incentive Plan.*

10.16	Form of Time-Vested Restricted Stock Unit Agreement pursuant to the GNC Holdings, Inc. 2015 Stock and Incentive Plan.*

10.17
Form of Indemnification Agreement between Holdings and each of our directors and relevant schedule. (Incorporated by reference to Exhibit 10.3 to Holdings Quarterly Report on Form 10-Q (File No. 001-35113), filed October 29, 2015) **

10.18
Form of Indemnification Agreement between Holdings and certain officers and relevant schedule. (Incorporated by reference to Exhibit 10.2 to Holdings Quarterly Report on Form 10-Q (File No. 001-35113), filed October 29, 2015) **

10.19
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

10.21
Amendment to the GNC/Rite Aid Retail Agreement, effective as of May 1, 2004, between General Nutrition Sales Corporation and Rite Aid Hdqtrs Corp. (Incorporated by reference to Exhibit 10.26 to Centers' Pre-Effective Amendment No. 1 to its Registration Statement on Form S-4 (File No. 333-114502), filed August 9, 2004.)†

10.22
Amended and Restated GNC/Rite Aid Retail Agreement, dated July 31, 2007, between Nutra Sales Corporation (f/k/a General Nutrition Sales Corporation) and Rite Aid Hdqtrs. Corp. (Incorporated by reference to Exhibit 10.34 to Centers' Pre-Effective Amendment No. 1 to its Registration Statement on Form S-4 (File No. 333-144396), filed August 10, 2007.)†

10.23
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

10.24
First Amendment, dated December 9, 2013, among Centers, GNC Corporation, the several banks and other financial institutions or entities parties thereto and JPMorgan Chase Bank, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.1 to Holdings' Current Report on Form 8-K (File No. 001-35113), filed December 10, 2013.)

10.25
Guarantee and Collateral Agreement, dated as of November 26, 2013, by GNC Corporation, Centers and the other Grantors party thereto in favor of JPMorgan Chase Bank, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.2 to Holdings' Current Report on Form 8- K (File No. 001-35113), filed December 2, 2013.)

10.26
Replacement and Incremental Facility Amendment, dated as of March 4, 2016, by GNC Corporation, GNC
Nutrition Centers, Inc. the lender parties and JPMorgan Chase Bank, N.A. (Incorporated by reference to
Exhibit 10.1 to Holdings’f Current Report on Form 8-K (File No. 001-35113), filed March 9, 2016).

10.27
Directors' Non-Qualified Deferred Compensation Plan Effective as of January 1, 2013 (Incorporated by reference to Exhibit 10.1 to Holdings' Quarterly Report on Form 10-Q (File No. 001-35113), filed May 2, 2013.)**

10.28	Form of Holdings Director Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.2 to Holdings' Quarterly Report on Form 10-Q (File No. 001-35113), filed May 2, 2013.)**

10.29
Mutual General Release and Waiver, dated as of August 12, 2014, among Joseph M. Fortunato, Centers and Holdings (incorporated by reference to Exhibit 10.2 to Holdings Quarterly Report on Form 10-Q (File No. 001-35113) filed October 30, 2014.)**

10.30
Separation Agreement and Mutual General Release and Waiver, dated as of September 10, 2014, among Thomas R. Dowd, Holdings and Centers (incorporated by reference to Exhibit 10.1 to Holdings Quarterly Report on Form 10-Q (File No. 001-35113) filed October 30, 2014**

10.31	Separation Agreement and Mutual General Release and Waiver, dated as of November 10, 2014, among Gerald J. Stubenhofer, Holdings and Centers.**

21.1	Subsidiaries of the Registrant.*

23.1	Consent of PricewaterhouseCoopers LLP.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase
_______________________________________________________________________________
*    Filed herewith
**    Management contract or compensatory plan or arrangement of the Company required to be filed as an exhibit.
†    Portions of this exhibit have been omitted pursuant to a request for confidential treatment. The omitted portions have been separately filed with the SEC.

Item 16.    FORM 10-K SUMMARY.
We may voluntarily include a summary of information required by Form 10-K under this Item 16. We have elected not to include such summary information.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GNC HOLDINGS, INC.

By:	/s/ ROBERT F. MORAN
Robert F. Moran Director, Interim Chief Executive Officer Dated: February 16, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ ROBERT F. MORAN
Robert F. Moran Director, Interim Chief Executive Officer (principal executive officer) Dated: February 16, 2017

By:	/s/ TRICIA K. TOLIVAR
Tricia K. Tolivar Chief Financial Officer (principal financial officer and principal accounting officer) Dated: February 16, 2017

By:	/s/ JEFFREY P. BERGER
Jeffrey P. Berger Director Dated: February 16, 2017

By:	/s/ ALAN D. FELDMAN
Alan D. Feldman Director Dated: February 16, 2017

By:	/s/ MICHAEL F. HINES
Michael F. Hines Director Dated: February 16, 2017

By:	/s/ AMY B. LANE
Amy B. Lane Director Dated: February 16, 2017

By:	/s/ PHILIP E. MALLOTT
Philip E. Mallott Director Dated: February 16, 2017

By:	/s/ RICHARD J. WALLACE
Richard J. Wallace Director Dated: February 16, 2017