Form 10-K/A
GNC HOLDINGS, INC.
filed 2017-02-17
CIK 1502034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A

(Mark One)
☒ AMENDMENT NO. 1 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
DOCUMENTS INCORPORATED BY REFERENCE
Certain information in the Company's definitive Proxy Statement for the 2017 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, is incorporated by reference in Part III of the Company’s Form 10-K, Original Filing, as defined below.

Explanatory Note:
This Amendment No. 1 to Form 10-K/A (the “Amendment”) is being filed to correct an error under the description of our U.S. and Canada segment under the header “Domestic Franchise Stores” of our Business Strategy section that appears in Item 1, Business of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, originally filed on February 16, 2017 (the “Original Filing”). The third sentence of that section has been amended as follows (insertions and deletions noted): “We believe we have good relationships with our franchisees, as evidenced by our domestic franchisee renewal rate of approximately ~~91%~~ 95% between ~~2010~~ 2011 and 2016.”
As required under SEC rules, this Amendment sets forth the complete text of Item 1, Business, as amended. The remainder of the information contained in the Original Filing is not amended hereby and shall be as set forth in the Original Filing. This Amendment continues to speak as of the date of the Original Filing and we have not updated the disclosure in this Amendment to speak to any later date.

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
Domestic Franchise Stores
As of December 31, 2016, there were 1,178 domestic franchise stores. Our franchise stores in the United States are typically between 1,000 and 2,000 square feet, and approximately 90% are located in strip shopping centers. We believe we have good relationships with our franchisees, as evidenced by our domestic franchisee renewal rate of approximately 95% between 2011 and 2016. Currently, we have 525 franchisees operating stores in the United States. We do not rely heavily on any single franchise operator in the United States, where our largest franchisee owns and/or operates 86 store locations.
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

PART IV
Item 15: Exhibits, Financial Statement Schedules
(a) Exhibits:
            1 Financial Statements
                        Not applicable

            2 Financial Statement Schedules
                        Not applicable

            3 Exhibits

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

GNC HOLDINGS, INC.

By:	/s/ TRICIA K. TOLIVAR
Tricia K. Tolivar Chief Financial Officer (principal financial officer and principal accounting officer) Dated: February 16, 2017

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith