Form 10-Q
period 2017-03-31
GNC HOLDINGS, INC.
filed 2017-04-20
CIK 1502034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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
[ X  ] Yes [    ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer [ X ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]	Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [      ] Yes
[ X ] No

As of April 14, 2017, there were 68,397,520 outstanding shares of Class A common stock, par value $0.001 per share (the “common stock”), of GNC Holdings, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GNC HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(unaudited)
(in thousands)

	March 31, 2017	December 31, 2016
Current assets:
Cash and cash equivalents	$39,872	$34,464
Receivables, net	123,344	129,178
Inventory (Note 3)	602,586	583,212
Prepaid and other current assets	36,695	39,400
Total current assets	802,497	786,254
Long-term assets:
Goodwill	176,140	176,062
Brand name	720,000	720,000
Other intangible assets, net	109,312	111,229
Property, plant and equipment, net	226,204	232,292
Other long-term assets	28,466	30,005
Total long-term assets	1,260,122	1,269,588
Total assets	$2,062,619	$2,055,842
Current liabilities:
Accounts payable	$202,351	$179,933
Current portion of long-term debt (Note 4)	12,562	12,562
Deferred revenue and other current liabilities	97,450	115,171
Total current liabilities	312,363	307,666
Long-term liabilities:
Long-term debt (Note 4)	1,502,820	1,527,891
Deferred income taxes	260,280	259,203
Other long-term liabilities	56,378	56,129
Total long-term liabilities	1,819,478	1,843,223
Total liabilities	2,131,841	2,150,889
Contingencies (Note 6)
Stockholders’ deficit:
Common stock	114	114
Additional paid-in capital	923,868	922,687
Retained earnings	740,290	716,198
Treasury stock, at cost	(1,725,349)	(1,725,349)
Accumulated other comprehensive loss	(8,145)	(8,697)
Total stockholders’ deficit	(69,222)	(95,047)
Total liabilities and stockholders’ deficit	$2,062,619	$2,055,842

The accompanying notes are an integral part of the consolidated financial statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(unaudited)
(in thousands, except per share amounts)

	Three months ended March 31,
	2017	2016

Revenue	$644,838	$668,905
Cost of sales, including warehousing, distribution and occupancy	431,867	433,060
Gross profit	212,971	235,845
Selling, general, and administrative	160,581	143,072
Gains on refranchising	(154)	(1,015)
Other income, net	(1,009)	(277)
Operating income	53,553	94,065
Interest expense, net (Note 4)	15,894	14,443
Income before income taxes	37,659	79,622
Income tax expense (Note 9)	13,809	28,807
Net income	$23,850	$50,815
Earnings per share (Note 7):
Basic	$0.35	$0.70
Diluted	$0.35	$0.69
Weighted average common shares outstanding (Note 7):
Basic	68,246	73,078
Diluted	68,300	73,373
Dividends declared per share	$—	$0.20

The accompanying notes are an integral part of the consolidated financial statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands)

	Three months ended March 31,
	2017	2016

Net income	$23,850	$50,815
Other comprehensive income:
Foreign currency translation gain	552	2,925
Comprehensive income	$24,402	$53,740

The accompanying notes are an integral part of the consolidated financial statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ (Deficit) Equity
(unaudited)
(in thousands)

	Common Stock		Treasury Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ (Deficit) Equity
	Class A
	Shares	Dollars
Balance at December 31, 2016	68,399	$114	$(1,725,349)	$922,687	$716,198	$(8,697)	$(95,047)
Comprehensive income	—	—	—	—	23,850	552	24,402
Dividend forfeitures on restricted stock	—	—	—	—	242	—	242
Restricted stock awards	29	—	—	—	—	—	—
Minimum tax withholding requirements	(31)	—	—	(229)	—	—	(229)
Stock-based compensation	—	—	—	1,410	—	—	1,410
Balance at March 31, 2017	68,397	$114	$(1,725,349)	$923,868	$740,290	$(8,145)	$(69,222)

Balance at December 31, 2015	76,276	$114	$(1,496,180)	$916,128	$1,058,148	$(9,649)	$468,561
Comprehensive income	—	—	—	—	50,815	2,925	53,740
Purchase of treasury stock	(7,599)	—	(218,941)	—	—	—	(218,941)
Dividends declared	—	—	—	—	(14,413)	—	(14,413)
Exercise of stock options	20	—	—	292	—	—	292
Restricted stock awards	16	—	—	—	—	—	—
Minimum tax withholding requirements	(19)	—	—	(519)	—	—	(519)
Net excess tax benefits from stock-based compensation	—	—	—	(315)	—	—	(315)
Stock-based compensation	—	—	—	1,419	—	—	1,419
Balance at March 31, 2016	68,694	$114	$(1,715,121)	$917,005	$1,094,550	$(6,724)	$289,824

The accompanying notes are an integral part of the consolidated financial statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three months ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$23,850	$50,815
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	16,739	14,045
Amortization of debt costs	3,288	3,099
Stock-based compensation	1,410	1,419
Gains on refranchising	(154)	(1,015)
Changes in assets and liabilities:
Decrease in receivables	5,890	17,402
(Increase) in inventory	(18,545)	(13,021)
(Increase) in prepaid and other current assets	(8,785)	(9,056)
Increase in accounts payable	27,411	41,364
(Decrease) increase in deferred revenue and accrued liabilities	(5,198)	33,250
Other operating activities	197	4,023
Net cash provided by operating activities	46,103	142,325

Cash flows from investing activities:
Capital expenditures	(13,906)	(10,542)
Refranchising proceeds	1,344	830
Store acquisition costs	(98)	(519)
Net cash used in investing activities	(12,660)	(10,231)

Cash flows from financing activities:
Borrowings under revolving credit facility	64,000	90,000
Payments on revolving credit facility	(91,000)	—
Payments on term loan facility	(1,138)	(1,138)
Debt issuance costs	—	(1,712)
Proceeds from exercise of stock options	—	292
Minimum tax withholding requirements	(229)	(519)
Cash paid for treasury stock	—	(201,002)
Dividends paid to shareholders	—	(14,274)
Net cash used in financing activities	(28,367)	(128,353)

Effect of exchange rate changes on cash and cash equivalents	332	796
Net increase in cash and cash equivalents	5,408	4,537
Beginning balance, cash and cash equivalents	34,464	56,462
Ending balance, cash and cash equivalents	$39,872	$60,999

The accompanying notes are an integral part of the consolidated financial statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES
Supplemental Cash Flow Information
(unaudited)
(in thousands)

	As of March 31,
	2017	2016
Non-cash investing activities:
Accrued capital expenditures	$2,259	$2,871
Accrued treasury stock	—	17,939

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
The Company is vertically integrated as its operations consist of purchasing raw materials, formulating and manufacturing products and selling the finished products through its three reportable segments, U.S. and Canada, International, and Manufacturing / Wholesale. Corporate retail store operations are located in the United States, Canada, Puerto Rico, China and Ireland. In addition, the Company offers products on the internet through GNC.com, LuckyVitamin.com and third-party websites. Franchise locations exist in the United States and approximately 50 other countries. The Company operates its primary manufacturing facility in South Carolina and distribution centers in Arizona, Indiana, Pennsylvania and South Carolina. The Company manufactures approximately half of its branded products and merchandises various third-party products. Additionally, the Company licenses the use of its trademarks and trade names.
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

NOTE 2.  BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements, which have been prepared in accordance with the applicable rules of the Securities and Exchange Commission, include all adjustments (consisting of a normal and recurring nature) that management considers necessary to fairly state the Company's results of operations, financial position and cash flows. The December 31, 2016 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2016 ("2016 10-K"). Interim results are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2017.
Recently Adopted Accounting Pronouncements
In July 2015, the FASB issued Accounting Standards Update ("ASU") 2015-11, which requires an entity that determines the cost of inventory by methods other than last-in, first-out and the retail inventory method to measure inventory at the lower of cost and net realizable value. This standard is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2016. Accordingly, the Company has adopted this ASU, which did not have a material effect on the Company’s consolidated financial statements.
In November 2015, the FASB issued ASU 2015-17, which requires an entity to classify deferred tax assets and liabilities as noncurrent on the balance sheet. This standard is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2016. The Company has adopted this ASU during the first quarter of fiscal 2017, with retrospective application. The Company reclassified $12.9 million of current deferred income tax assets formerly presented within "Total current assets" as a $12.8 million reduction to "Deferred income taxes" presented within "Total long-term liabilities" and a $0.1 million increase to "Other long-term assets" at December 31, 2016 on the consolidated balance sheet to conform to the current year presentation.

In March 2016, the FASB issued ASU 2016-09, which includes multiple provisions intended to simplify various aspects of accounting and reporting for share-based payments. The difference between the deduction for tax purposes and the compensation cost of a share-based payment award results in either an excess tax benefit or deficiency. Formerly, these excess tax benefits were recognized in additional paid-in capital and tax deficiencies (to the extent there were previous tax benefits) were recognized as an offset to accumulated excess tax benefits. If no previous tax benefit existed, the deficiencies were recognized in the income statement as an increase to income tax expense. The changes require all excess tax benefits and tax deficiencies related to share-based payments be recognized as income tax expense or benefit in the income statement. Gross excess tax benefits in the cash flow statement have also changed from the prior presentation as a financing activity to being classified as an operating activity. Lastly, excess tax benefits are no longer included in the assumed proceeds of the diluted EPS calculation, which results in stock-based awards being more dilutive. This standard is effective prospectively for annual reporting periods, and interim periods therein, beginning after December 15, 2016. The Company has adopted this ASU in the first quarter of 2017, which did not have a material impact to the consolidated financial statements.
Recently Issued Accounting Pronouncements
In January 2017, the FASB issued ASU 2017-04, which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the new guidance, an entity will recognize an impairment charge for the amount by which the carrying value exceeds the fair value. This standard is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact of this new standard.
In August 2016, the FASB issued ASU 2016-15, which addresses changes to the classification of certain cash receipts and cash payments within the statement of cash flows in order to address diversity in practice. In November 2016, the FASB issued ASU 2016-18, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash and restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Both standards are effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017. The Company does not expect the impact of these new standards to have a material impact to the consolidated statement of cash flows.
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

NOTE 3.  INVENTORY
The net realizable value of inventory consisted of the following:

	March 31, 2017	December 31, 2016
	(in thousands)

Finished product ready for sale	$539,562	$527,238
Work-in-process, bulk product and raw materials	56,798	49,246
Packaging supplies	6,226	6,728
Inventory	$602,586	$583,212

NOTE 4.  LONG-TERM DEBT / INTEREST EXPENSE
Long-term debt consisted of the following:

	March 31, 2017	December 31, 2016
	(in thousands)
Term Loan Facility (net of $1.4 million and $1.6 million discount)	$1,169,520	$1,170,486
Revolving Credit Facility	100,000	127,000
Notes	247,924	245,273
Debt issuance costs	(2,062)	(2,306)
Total debt	1,515,382	1,540,453
Less: current maturities	(12,562)	(12,562)
Long-term debt	$1,502,820	$1,527,891

Senior Credit Facility
The Company maintains a $1.2 billion term loan facility that matures in March 2019 (the "Term Loan Facility") and a $300.0 million revolving credit facility that matures in September 2018 (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Senior Credit Facility”).
At March 31, 2017 and December 31, 2016, the interest rate under the Term Loan Facility was 3.49% and 3.27%, respectively. The Revolving Credit Facility had a weighted average interest rate of 3.1% and 2.7% at March 31, 2017 and December 31, 2016, respectively. The Company is also required to pay an annual fee of 2.5% on outstanding letters of credit and an annual commitment fee of 0.5% on the undrawn portion of the Revolving Credit Facility.
At March 31, 2017, the Company had $194.3 million available under the Revolving Credit Facility, after giving effect to $100.0 million of borrowings outstanding and $5.7 million utilized to secure letters of credit. Based on the results for the year ended December 31, 2016, the ratio on the Company's Consolidated Net Senior Secured Leverage Ratio required an excess cash flow payment on the outstanding term loan debt. On April 10, 2017, the Company made the excess cash flow payment totaling $39.7 million, of which $28.2 million was paid with borrowings on the Revolving Credit Facility and $11.5 million was paid with cash on hand.
The Senior Credit Facility contains customary covenants, including incurrence covenants and certain other limitations on the ability of GNC Corporation, Centers, and Centers' subsidiaries to, among other things, make optional payments in respect of other debt instruments, pay dividends or other payments on capital stock and enter into arrangements that restrict their ability to pay dividends or grant liens. The Company is currently in compliance, and expects to remain in compliance over the next twelve months, with the terms of its Senior Credit Facility.

Convertible Debt
The Company maintains a $287.5 million principal amount of 1.5% convertible senior notes due in 2020 (the "Notes"). The Notes consist of the following components:

	March 31, 2017	December 31, 2016
	(in thousands)
Liability component
Principal	$287,500	$287,500
Conversion feature	(34,822)	(37,179)
Discount related to debt issuance costs	(4,754)	(5,048)
Net carrying amount	$247,924	$245,273

Interest Expense
Interest expense consisted of the following:

	Three months ended March 31,
	2017	2016
	(in thousands)
Senior Credit Facility:
Term Loan Facility coupon	$9,518	$9,666
Revolving Credit Facility	1,289	616
Amortization of discount and debt issuance costs	625	592
Total Senior Credit Facility	11,432	10,874
Notes:
Coupon	1,078	1,078
Amortization of conversion feature	2,357	2,232
Amortization of discount and debt issuance costs	306	275
Total Notes	3,741	3,585
Other	721	(16)
Interest expense, net	$15,894	$14,443

NOTE 5.  FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS
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
The carrying value and estimated fair value of the Term Loan Facility, net of discount, and Notes (net of the equity component classified in stockholders' equity and discount) were as follows:

	March 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Term Loan Facility	$1,169,520	$988,244	$1,170,486	$1,100,257
Notes	247,924	149,969	245,273	185,794
The fair value of the Term Loan Facility was determined using the instrument’s trading value in markets that are not active, which are considered Level 2 inputs. The fair value of the Notes was determined based on quoted market prices and bond terms and conditions, which are considered Level 2 inputs.

NOTE 6.  CONTINGENCIES
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

Litigation
DMAA / Aegeline Claims.  Prior to December 2013, the Company sold products manufactured by third parties that contained derivatives from geranium known as 1.3-dimethylpentylamine/ dimethylamylamine/ 13-dimethylamylamine, or "DMAA," which were recalled from the Company's stores in November 2013, and/or Aegeline, a compound extracted from bael trees. As of March 31, 2017, the Company was named in 31 personal injury lawsuits involving products containing DMAA and/or Aegeline.
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
California Wage and Break Claims. On February 29, 2012, former Senior Store Manager, Elizabeth Naranjo, individually and on behalf of all others similarly situated, sued General Nutrition Corporation in the Superior Court of the State of California for the County of Alameda. The complaint contains eight causes of action, alleging, among other matters, meal, rest break and overtime violations for which indeterminate money damages for wages, penalties, interest, and legal fees are sought. As of March 31, 2017, an immaterial liability has been accrued in the accompanying financial statements. GNC intends to conduct further discovery and file a motion to decertify the class action prior to trial, which is scheduled for July 2018.
Pennsylvania Fluctuating Workweek. On September 18, 2013, Tawny Chevalier and Andrew Hiller commenced a class action in the Court of Common Pleas of Allegheny County, Pennsylvania. Plaintiff asserted a claim against the Company for a purported violation of the Pennsylvania Minimum Wage Act (PMWA), challenging the Company’s utilization of the “fluctuating workweek” method to calculate overtime compensation, on behalf of all employees who worked for the Company in Pennsylvania and who were paid according to the fluctuating workweek method. In October 2014, the Court entered an order holding that the use of the fluctuating workweek method violated the PMWA. In September 2016, the Court entered judgment in favor of Plaintiffs and the class related to damages and ultimately legal fees for a combined immaterial amount, which has been accrued in the accompanying interim consolidated financial statements. The Company appealed from the adverse judgment. The Superior Court has not yet announced a briefing schedule on the appeal.
Jason Olive v. General Nutrition Corp. In April 2012, Jason Olive filed a complaint in the Superior Court of California, County of Los Angeles, for misappropriation of likeness in which he alleges that the Company continued to use his image in stores after the expiration of the license to do so in violation of common law and California statutes. Mr. Olive is seeking compensatory, punitive and statutory damages and attorneys’ fees and costs. The trial in this matter began on July 20, 2016 and concluded on August 8, 2016. The jury awarded plaintiff immaterial amounts for actual damages and emotional distress damages, which are accrued in the Company's accompanying consolidated financial statements. The jury refused to award plaintiff any of the profits he sought to disgorge, or punitive damages. The court entered judgment in the case on October 14, 2016. In addition to the verdict, the Company and Mr. Olive sought attorneys’ fees and other costs from the Court. The Court refused to award attorney's fees to either side but awarded plaintiff an immaterial amount for costs. Plaintiff has appealed the judgment, and separately, the order denying attorney's fees. The Company has cross-appealed the judgment and the Court's denial of attorney fees. The appeals are currently pending.
Oregon Attorney General. On October 22, 2015, the Attorney General for the State of Oregon sued General Nutrition Corporation in Multnomah County Circuit Court for alleged violations of Oregon’s Unlawful Trade Practices Act, in connection with its sale in Oregon of certain third-party products, which was amended on September 19, 2016 to add allegations related to products containing DMAA and oxilofrine. The Company is vigorously defending itself against these allegations. On December 19, 2016, the Company filed an answer, including counterclaims and third party complaints for indemnification. Oregon subsequently filed a motion against the answer, which was granted in part. GNC filed an amended answer against Oregon and vendors USP Laboratories and SK Laboratories. As any losses that may arise from this matter are not probable or reasonably estimable at this time, no liability has been accrued in the accompanying consolidated financial statements. Moreover, the Company does not anticipate that any such losses are likely to have a material impact on the Company, its business or results of operations. The Company is contractually entitled to indemnification and defense by its third-party vendors. Ultimately, however, the Company's ability to obtain full recovery in respect of any such claims against it is dependent upon the creditworthiness of its vendors and/or their insurance coverage and the absence of any significant defenses available to their insurers.
Holland and Barrett License Litigation. On September 18, 2014, the Company's wholly-owned affiliate General Nutrition Investment Company ("GNIC") commenced proceedings in the UK High Court to determine if the license agreement from March 2003 between GNIC and Holland & Barrett International Ltd and Health and Diet Centers Ltd. (“Defendants”) was validly terminated. GNIC alleged that termination of the entire agreement was warranted due to several material breaches by Defendants, and that the agreement should be terminated related to five licensed GNC trademarks for lack of use for more than five years. On April 7, 2017, the Court issued its judgement that found that GNIC's notice of termination was invalid and while there were several breaches of the agreement, none were sufficiently material to justify termination. Under UK procedural rules, GNIC is required to pay some portion of Defendant’s legal costs. As a result, the Company recorded a charge of $2.1 million in the first quarter of 2017.
Government Regulation
In November 2013, the Company received a subpoena from the U.S. Department of Justice (“DOJ”) for information related to its investigation of a third-party product vendor, USP Labs, LLC. The Company fully cooperated with the investigation of the vendor and the related products, all of which were discontinued in 2013. In December 2016, the Company reached agreement with the DOJ in connection with the Company’s cooperation; which agreement acknowledges the Company relied on the representations and written guarantees of USP Labs and the Company's representation that it did not knowingly sell products not in compliance with the FDCA. Under the agreement, which includes an immaterial payment to the federal government, the Company will take a number of actions to broaden industry-wide knowledge of prohibited ingredients and improve compliance by vendors of third-party products. These actions are in keeping with the leadership role the Company has taken in setting industry quality and compliance standards, and the Company's commitment over the course of the agreement (60 months) to support a combination of its and industry initiatives. Some of these actions include maintaining and continuously updating a list of restricted ingredients that will be prohibited from inclusion in any products that are sold by the Company. Vendors selling products to the Company for the sale of such products by the Company will be required to warrant that the products sold do not contain any of these restricted ingredients. In addition, the Company will develop and maintain a list of ingredients that the Company believes comply with the applicable provisions of the FDCA.
Environmental Compliance
In March 2008, the South Carolina Department of Health and Environmental Control (the "DHEC") requested that the Company investigate contamination associated with historical activities at its South Carolina facility. These investigations have identified chlorinated solvent impacts in soils and groundwater that extend offsite from the facility. The Company entered into a Voluntary Cleanup Contract with the DHEC regarding the matter on September 24, 2012. Pursuant to such contract, the Company is completing additional investigations with the DHEC's approval. The Company installed and began operating a pilot vapor extraction system under a portion of the facility in the second half of 2016, which was an immaterial cost to the Company, with DHEC’s approval to assess the effectiveness of such a remedial system. At this stage of the investigation, however, it is not possible to estimate the timing and extent of any additional remedial action that may be required, the ultimate cost of remediation, or the amount of the Company's potential liability; therefore no liability has been recorded in the accompanying interim consolidated balance sheet.
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

NOTE 7. EARNINGS PER SHARE
The following table represents the Company's basic and dilutive weighted-average shares:

	Three months ended March 31,
	2017	2016
	(in thousands)
Basic weighted average shares	68,246	73,078
Effect of dilutive stock-based compensation awards	54	295
Diluted weighted average shares	68,300	73,373
The following awards were not included in the computation of diluted EPS because the impact of applying the treasury stock method was antidilutive or because certain conditions have not been met with respect to the Company's performance and market-based awards.

	Three months ended March 31,
	2017	2016
	(in thousands)
Antidilutive:
Time-based	1,615	794
Market-based	—	167
Contingently issuable:
Performance-based	77	141
Market-based	462	—
Total stock-based awards excluded from diluted EPS	2,154	1,102
The Company has the intent and ability to settle the principal portion of its Notes in cash, and as such, has applied the treasury stock method, which has resulted in all underlying convertible shares being anti-dilutive as the Company's average stock price in the current quarter is less than the conversion price.

NOTE 8.  SEGMENTS
The Company aggregates its operating segments into three reportable segments, U.S. and Canada, International and Manufacturing / Wholesale. The Company fully allocates warehousing and distribution costs to its reportable segments. The Company's chief operating decision maker evaluates segment operating results based primarily on performance indicators, including revenue and operating income. Operating income of each reportable segment excludes certain items that are managed at the consolidated level, such as corporate costs. The Manufacturing / Wholesale segment manufactures and sells product to the U.S. and Canada and International segments at cost with a markup, which is eliminated at consolidation.
The following table represents key financial information for each of the Company's reportable segments:

	Three months ended March 31,
	2017	2016
	(in thousands)
Revenue:
U.S. and Canada	$552,921	$574,600
International	39,417	36,842
Manufacturing / Wholesale:
Intersegment revenues	61,298	63,031
Third party	52,500	57,463
Subtotal Manufacturing / Wholesale	113,798	120,494
Total reportable segment revenues	706,136	731,936
Elimination of intersegment revenues	(61,298)	(63,031)
Total revenue	$644,838	$668,905
Operating income:
U.S. and Canada	$50,145	$86,301
International	14,535	13,103
Manufacturing / Wholesale	16,557	18,433
Total reportable segment operating income	81,237	117,837
Unallocated corporate costs and other	(27,684)	(23,772)
Total operating income	53,553	94,065
Interest expense, net	15,894	14,443
Income before income taxes	$37,659	$79,622

NOTE 9.  INCOME TAXES
The Company recognized $13.8 million of income tax expense (or 36.7% of pre-tax income) during the three months ended March 31, 2017 compared with $28.8 million (or 36.2% of pre-tax income) in the prior year quarter. The Company's tax rate is based on income, statutory tax rates and tax planning opportunities available in the jurisdictions in which it operates.
At March 31, 2017 and December 31, 2016, the Company had $6.3 million and $6.5 million of unrecognized tax benefits, respectively, excluding interest and penalties, which if recognized, would affect the effective tax rate. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company accrued $1.9 million at March 31, 2017 and December 31, 2016, for potential interest and penalties associated with uncertain tax positions. To the extent interest and penalties are not assessed with respect to the ultimate settlement of uncertain tax positions, amounts previously accrued will be reversed as a reduction to income tax expense.
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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q. The following information presented for the three months ended March 31, 2017 and 2016 was prepared by management, is unaudited, and was derived from our unaudited consolidated financial statements and accompanying notes. In the opinion of management, all adjustments necessary for a fair statement of our financial position and operating results for such periods and as of such dates have been included.

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
All forward-looking statements, including, without limitation, our examination of historical operating trends, are based upon our current expectations and various assumptions. We believe there is a reasonable basis for our expectations and beliefs, but they are inherently uncertain. We may not realize our expectations, and our beliefs may not prove correct. A detailed discussion of risk and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section titled “Risk Factors” in our 2016 10-K.
Consequently, forward-looking statements should be regarded solely as our current plans, estimates and beliefs. You should not place undue reliance on forward-looking statements. We cannot guarantee future results, events, levels of activity, performance or achievements. The forward-looking statements included in this Quarterly Report on Form10-Q are made as of the date of this filing. We do not undertake and specifically decline any obligation to update, republish or revise forward-looking statements to reflect future events or circumstances or to reflect the occurrences of unanticipated events.
Business Overview
We are a global specialty retailer of health, wellness and performance products, including protein, performance supplements, weight management supplements, vitamins, herbs and greens, wellness supplements, health and beauty, food and drink and other general merchandise. We derive our revenues principally from: product sales through our company-owned stores; the internet through our websites, GNC.com and LuckyVitamin.com, as well as third-party websites; domestic and international franchise activities; and sales of products manufactured in our facility to third parties. We sell products through a worldwide network of approximately 9,000 locations operating under the GNC brand name.
We believe the competitive strengths that position us as a leader in the specialty nutritional supplement space include our: well-recognized brand; stable base of long-term customers; geographically diverse store base; vertically integrated operations and differentiated service model designed to enhance the customer experience.
Our Current Strategy
Key elements and a current update of the One New GNC launch are as follows:

•	Pricing and loyalty programs. The roll-out of single tier pricing and new loyalty programs was effective system-wide in the U.S. with the launch of the One New GNC on December 29, 2016.

◦
Early in the first quarter of 2017, we launched a GNC storefront on Amazon (sales from which are included in the GNC.com business unit) which is exceeding our initial sales expectations. In addition, GNC.com sales during the first quarter of 2017 were improved by a higher investment in online marketing that we believe generated a positive return, as well as an expanded product assortment;

◦	We noted positive comparable same store transactions of 9.3% in the first quarter of 2017 for company-owned stores and GNC.com as a result of the launch of the One New GNC; however, average ticket declined resulting in negative same store sales of 3.9%. We are focused on improving average ticket and driving positive same store sales; and

◦
As of March 31, 2017, we have 5 million members in our myGNC Rewards program and approximately 78,000 members in our PRO Access program. Over the course of the year, we will begin leveraging the CRM information to better reach and more cost effectively speak to our customers.

•
Improving the customer experience. We are continuing to work on improvements in product availability and the in-store shopping experience that will differentiate us from our competitors. We are investing in our online and omnichannel capabilities to better meet consumer demand without regard to the place and time a customer is interested in GNC. We believe that developing the capability to leverage all of our sales channels to deliver a consistent and high-quality customer experience will better differentiate us from other competitors, particularly online only options. Our store base is a competitive advantage over online-only competitors especially as we continue to develop our in-store associates to deliver thoughtful assistance throughout the shopping experience. Specifically, we have been focused on the following:

◦
During the first quarter, we completed the roll-out of new point-of-sale terminals and tablets to all of our company-owned U.S. stores to address issues regarding speed of transactions and to support back-office needs and functionality;

◦	Concurrent with the loyalty launch, we released an enhanced mobile application to enable simplified customer access to the loyalty program and their points;

◦
We have increased our in-field training of store associates as it is our objective that customers visit our stores not only to buy products, but also to know that our employees can provide support as a trusted advisor;

◦	We are working to improve the restocking, reordering process and system for our stores to minimize out-of-stock inventory issues and maximize our inventory management efforts; and

◦
GNC.com launched an expanded assortment of products beyond what is available in stores and our in-store technology now allows store associates to browse and order for the customer items that are not available in our stores.

•
Proprietary products and innovation capabilities. We believe that product innovation is critical to our growth, brand image superiority and competitive advantage. Through market research, interactions with customers and partnerships with leading industry vendors, we work to identify shifting consumer trends that can inform our product development process. We believe that our brand portfolio of proprietary products, which are available in our stores, on GNC.com and Amazon.com, advances GNC's brand presence and our general reputation as a leading retailer of health and wellness products. During the first quarter of 2017, we had successful launches of both proprietary and third-party exclusive products, including our Beyond Raw line.

Key Performance Indicators
The primary key performance indicators that senior management focus on include revenue and operating income for each segment, which are discussed in detail within "Results of Operations", as well as same store sales growth.
As fully defined below, we have clarified the definition of same store sales, which now excludes sales from our membership programs, including the Gold Card program discontinued in the U.S. in December 2016 and the new loyalty PRO Access program launched in connection with the One New GNC. Same store sales will now include only product sales. The table below presents the same store sales calculation under the new presentation for the current quarter and the previously reported quarters in 2016 and 2015.

	2017	2016				2015
U.S. Company-Owned Same Store Sales	Q1 3/31	Q1 3/31	Q2 6/30	Q3 9/30	Q4 12/31	Q1 3/31	Q2 6/30	Q3 9/30	Q4 12/31
Total same store sales	(3.9)%	(2.3)%	(3.9)%	(8.6)%	(11.3)%	(4.1)%	(2.0)%	0.5%	1.4%
Drivers of same store sales:
Number of transactions	9.3%	(4.1)%	(5.5)%	(6.6)%	(6.5)%	(5.4)%	(2.5)%	(0.8)%	0.0%
Average transaction amount	(12.1)%	1.8%	1.7%	(2.2)%	(5.2)%	1.4%	0.5%	1.3%	1.4%
Contribution to same store sales
Domestic Retail same store sales	(3.6)%	(1.9)%	(3.4)%	(6.5)%	(6.6)%	(3.4)%	(2.7)%	0.1%	0.8%
GNC.com contribution to same store sales	(0.3)%	(0.4)%	(0.5)%	(2.1)%	(4.7)%	(0.7)%	0.7%	0.4%	0.6%
Total Same Store Sales	(3.9)%	(2.3)%	(3.9)%	(8.6)%	(11.3)%	(4.1)%	(2.0)%	0.5%	1.4%
Same store sales for company-owned stores include point-of-sale retail sales from all domestic stores which have been operating for twelve full months following the opening period. We are an omnichannel retailer with capabilities that allow a customer to use more than one channel when making a purchase, including in-store and through e-commerce channels which include our wholly-owned website GNC.com and third-party websites (the sales from which are included in the GNC.com business unit) where product assortment and price are controlled by us, and have the purchase fulfilled, in most cases, either through in-store customer pickup or by direct shipment to the customer from one of our distribution facilities or stores as well as third-party e-commerce vendors. Customer orders placed online and picked up in a store are recorded as in-store sales. In-store sales are reduced by sales originally consummated online or through mobile devices and subsequently returned in-store. Sales of membership programs, including the new PRO Access loyalty program and former Gold Card program, which is no longer offered in the U.S., as well as the net change in the deferred points liability associated with the myGNC Rewards program, are excluded from same store sales.
Same store sales are calculated on a daily basis for each store and exclude the net sales of a store for any period if the store was not open during the same period of the prior year. When a store’s square footage has been changed as a result of reconfiguration or relocation in the same mall or shopping center, the store continues to be treated as a same store. If, during the period presented, a store was closed, relocated to a different mall or shopping center, or converted to a franchise store or a company-owned store, sales from that store up to and including the closing day or the day immediately preceding the relocation or conversion are included as same store sales as long as the store was open during the same period of the prior year. Corporate stores are included in same store sales after the thirteenth month following a relocation or conversion to a company-owned store.

We also provide retail comparable same store sales of our franchisees. While these sales are not included in our consolidated financial statements, the metric serves as a key performance indicator for our franchisees, which ultimately impacts wholesale sales and royalties and fees received from franchisees. We compute same store sales for our domestic and international franchisees consistent with the description of corporate same store sales above. Same store sales for international franchisees excludes the impact of foreign exchange rate changes relative to the U.S. dollar.

Results of Operations
(Expressed as a percentage of total consolidated revenue)

	Three months ended March 31,
	2017	2016
Revenues:
U.S. and Canada	85.8%	85.9%
International	6.1%	5.5%
Manufacturing / Wholesale:
Intersegment revenues	9.5%	9.4%
Third party	8.1%	8.6%
Subtotal Manufacturing / Wholesale	17.6%	18.0%
Elimination of intersegment revenue	(9.5)%	(9.4)%
Total net revenues	100.0%	100.0%
Operating expenses:
Cost of sales, including warehousing, distribution and occupancy	67.0%	64.7%
Gross profit	33.0%	35.3%
Selling, general and administrative	24.9%	21.4%
Gains on refranchising	—%	(0.2)%
Other income, net	(0.2)%	—%
Total operating expenses	91.7%	85.9%
Operating income:
U.S. and Canada	7.8%	12.9%
International	2.3%	2.0%
Manufacturing / Wholesale	2.6%	2.8%
Unallocated corporate costs and other	(4.4)%	(3.6)%
Total operating income	8.3%	14.1%
Interest expense, net	2.5%	2.2%
Income before income taxes	5.8%	11.9%
Income tax expense	2.1%	4.3%
Net income	3.7%	7.6%

The following table summarizes the number of our stores for the periods indicated:

	Three months ended March 31,
	2017	2016
U.S. & Canada
Company-owned(a):
Beginning of period balance	3,513	3,584
Store openings	19	8
Acquired franchise stores(b)	12	5
Franchise conversions(c)	(1)	(4)
Store closings	(44)	(20)
End of period balance	3,499	3,573
Domestic Franchise:
Beginning of period balance	1,178	1,084
Store openings	6	4
Acquired franchise stores(b)	(12)	(5)
Franchise conversions(c)	1	4
Store closings	(9)	(5)
End of period balance	1,164	1,082
International(d):
Beginning of period balance	1,973	2,095
Store openings	22	18
Store closings	(46)	(44)
End of period balance	1,949	2,069
Store-within-a-store (Rite Aid):
Beginning of period balance	2,358	2,327
Store openings	16	14
Store closings	(3)	(1)
End of period balance	2,371	2,340
Total Stores	8,983	9,064
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

Comparison of the Three Months Ended March 31, 2017 (current quarter) and 2016 (prior year quarter)
Revenues
Our consolidated net revenues decreased $24.1 million, or 3.6%, to $644.8 million for the three months ended March 31, 2017 compared with $668.9 million for the same period in 2016. The decrease was the result of lower sales in our U.S. and Canada and Manufacturing / Wholesale segments, partially offset by higher sales in our International segment.
U.S. and Canada.  Revenues in our U.S. and Canada segment decreased $21.7 million, or 3.8%, to $552.9 million for the three months ended March 31, 2017 compared with $574.6 million in the prior year quarter. E-commerce sales were 9.3% of U.S. and Canada revenue in each of the quarters ended March 31, 2017 and 2016.
Negative domestic retail same store sales of 3.9%, which includes GNC.com sales, resulted in a $16.0 million decrease in the current quarter as compared with the prior year quarter. Negative same store sales were primarily due to lower sales in the Protein, Vitamins, Food/Drink and Weight Management categories, partially offset by the Health and Beauty and Performance Supplements categories. GNC.com sales decreased in the current quarter compared with the prior year quarter due in part to better aligning our web promotions to our stores, partially offset by sales through third-party websites. In addition, our corporate store count decreased from 3,573 at March 31, 2016 to 3,499 at March 31, 2017 contributing approximately $12 million to the decline in sales.
Partially offsetting the above decreases in revenue was a net increase associated with the change in our loyalty programs of $4.0 million. Gold Card revenue increased from $15.6 million in the prior year quarter to $23.9 million in the current quarter due to the impact of the recognition of $24.4 million in domestic Gold Card deferred revenue in the first quarter of 2017, net of $1.4 million of applicable coupon redemptions. The net change in the deferred points liability associated with the launch of our new myGNC Rewards loyalty program resulted in a $4.3 million decrease to revenue in the current quarter compared with the prior year quarter.
Domestic franchise revenue increased $1.3 million to $83.1 million in the current quarter compared with $81.8 million in the prior year quarter primarily due to an increase in the number of franchise stores from 1,082 at March 31, 2016 to 1,164 at March 31, 2017, partially offset by the impact of negative retail same store sales of 4.6% in the current quarter.
International. Revenues in our International segment increased $2.6 million, or 7.0%, to $39.4 million in the current quarter compared with $36.8 million in the prior year quarter. Revenues from our international franchisees increased $1.3 million primarily due to an increase in wholesale sales quarter over quarter. Our international franchisees reported an increase in retail same store sales of 3.8% in the current quarter (excluding the impact of foreign exchange rate changes relative to the U.S. dollar). Revenues from our China business increased by $1.2 million in the current quarter compared with the prior year quarter.
Manufacturing / Wholesale. Revenues in our Manufacturing / Wholesale segment, excluding intersegment sales, decreased $5.0 million, or 8.6%, to $52.5 million for the three months ended March 31, 2017 compared with $57.5 million in the prior year quarter. Third-party contract manufacturing sales increased $0.3 million, or 0.9%, to $30.7 million for the three months ended March 31, 2017 compared with $30.4 million in the prior year quarter. Sales to our wholesale partners decreased $5.3 million, or 19.3% from $27.1 million in the prior year quarter to $21.8 million in the current quarter. Intersegment sales decreased $1.7 million from $63.0 million in the prior year quarter to $61.3 million in the current quarter primarily due to lower proprietary sales in our U.S. and Canada segment.
Cost of Sales and Gross Profit
Cost of sales, which includes product costs, warehousing, distribution and occupancy costs decreased $1.2 million to $431.9 million for the three months ended March 31, 2017 compared with $433.1 million in the prior year quarter. Gross profit decreased $22.8 million from $235.8 million in the prior year quarter to $213.0 million in the current quarter, and as a percentage of revenue, decreased from 35.3% for the quarter ended March 31, 2016 to 33.0% in the current quarter. The decrease in gross profit rate was primarily due to occupancy expense deleverage associated with negative same store sales and lower domestic retail product margin rate due to the impact of pricing associated with the One New GNC, partially offset by higher Gold Card revenue as explained above and the favorable comparative effect of prior year deep discounts on excess vitamin inventory nearing expiration.

Selling, General and Administrative (“SG&A”) Expense
SG&A expense, including compensation and related benefits, advertising and other expenses, increased $17.5 million, or 12.2%, from $143.1 million in the prior year quarter to $160.6 million in the current quarter. SG&A expense, as a percentage of revenue, was 24.9% and 21.4% for the three months ended March 31, 2017 and 2016, respectively. The increase in SG&A expense was primarily due to an increase in marketing expense in our U.S. and Canada segment of $12.3 million primarily resulting from the media campaign to support the One New GNC and online advertising, an increase in salaries and benefits of $5.9 million and a $2.1 million legal charge related to the outcome of litigation we pursued of a potential breach under our UK license agreement. Partially offsetting the above increases was a decrease in commissions of $1.3 million primarily associated with the termination of drugstore.com in September 2016.
Gains on Refranchising
Gains on refranchising, which represents gains on the sale of company-owned stores to franchisees were $0.2 million for the three months ended March 31, 2017 compared with $1.0 million in the prior year quarter. We sold one company-owned store to a franchisee in the current quarter compared with four company-owned stores in the prior year quarter.
Other Income, net
Other income, net of $1.0 million in the current quarter includes immaterial insurance and lease settlements as well as foreign currency gains. Other income, net of $0.3 million in the prior year quarter includes foreign currency gains.
Operating Income
As a result of the foregoing, consolidated operating income decreased $40.5 million, or 43.1%, to $53.6 million for the three months ended March 31, 2017 compared with $94.1 million in the prior year quarter. Operating income, as a percentage of revenue, was 8.3% and 14.1% for the three months ended March 31, 2017 and 2016, respectively.
U.S. and Canada. Operating income decreased $36.2 million to $50.1 million for the three months ended March 31, 2017 compared with $86.3 million for the same period in 2016. Operating income as a percentage of segment revenue was 9.1% in the current quarter compared with 15.0% in the prior year quarter. The decrease compared with the prior year quarter was primarily due to higher marketing expense of $12.3 million related to the media campaign around the One New GNC and online advertising. In addition, lower domestic retail product margin rate resulted from the impact of pricing associated with the One New GNC, partially offset by higher Gold Card revenue as explained above and the favorable comparative effect of prior year deep discounts on excess vitamin inventory nearing expiration. Lastly, operating income rate declined in the current quarter compared with the prior year quarter due to expense deleverage in occupancy and salaries.
International. Operating income increased $1.4 million, or 10.9%, to $14.5 million for the three months ended March 31, 2017 compared with $13.1 million in the prior year quarter. Operating income was 36.9% of segment revenue in the current quarter compared with 35.6% in the prior year quarter. The increase in operating income percentage was primarily due to higher product margin rate due in part to a higher mix of proprietary sales.
Manufacturing / Wholesale. Operating income decreased $1.9 million, or 10.2%, to $16.6 million for the three months ended March 31, 2017 compared with $18.4 million in the prior year quarter.  Operating income as a percentage of segment revenue decreased from 15.3% in the prior year quarter to 14.5% in the current quarter.
Corporate costs and other. Corporate costs and other increased $3.9 million to $27.7 million for the three months ended March 31, 2017 compared with $23.8 million in the prior year quarter primarily due to a $2.1 million legal charge related to a UK matter described above and an increase of $3.0 million in salaries and related benefits.
Interest Expense, net
     Interest expense was $15.9 million in the three month period ended March 31, 2017 compared with $14.4 million in the three months ended March 31, 2016.
Income Tax Expense
We recognized $13.8 million of income tax expense (or 36.7% of pre-tax income) during the three months ended March 31, 2017 compared with $28.8 million (or 36.2% of pre-tax income) for the same period in 2016.

Net Income
As a result of the foregoing, consolidated net income decreased $26.9 million to $23.9 million for the three months ended March 31, 2017 compared with $50.8 million for the same period in 2016.
Diluted Earnings Per Share
Diluted earnings per share was $0.35 for the three months ended March 31, 2017 compared $0.69 for the same period in the prior year due to a decrease to net income of 53.1%.
Liquidity and Capital Resources
We expect to fund our operations through internally generated cash and, if necessary, from borrowings under our $300.0 million Revolving Credit Facility. At March 31, 2017, we had $194.3 million available under the Revolving Credit Facility, after giving effect to $100.0 million of borrowings outstanding and $5.7 million utilized to secure letters of credit. We expect our primary uses of cash in the near future will be for capital expenditures, working capital requirements and debt repayment.
We currently anticipate that cash generated from operations, together with amounts available under the Revolving Credit Facility, will be sufficient to meet our operating expenses and fund capital expenditures. Based on the results for the year ended December 31, 2016, our Consolidated Net Senior Secured Leverage Ratio required us to make an excess cash flow payment on our outstanding term loan debt. On April 10, 2017, we made a payment of $39.7 million, of which $28.2 million was paid with borrowings from the Revolving Credit Facility and $11.5 million was paid with cash on hand.
The excess cash flow payment described above satisfies the $1.1 million quarterly principal amount owed through the maturity date of the Term Loan. Our ability to make required payments of principal and scheduled payments of interest or to refinance our debt and to satisfy our other debt obligations will depend on our future operating performance, which will be affected by general economic, financial and other factors beyond our control. We are currently in compliance with the terms of our Senior Credit Facility and expect to remain in compliance over the next twelve months.
Cash Provided by Operating Activities
Cash provided by operating activities decreased by $96.2 million from $142.3 million in the three months ended March 31, 2016 to $46.1 million in the three months ended March 31, 2017 due to the following: reduced operating performance; the impact of recognizing $24.4 million of deferred gold card revenue in the current quarter, the proceeds of which were received in the prior year resulting in an unfavorable change within deferred revenue and other current liabilities; and changes in working capital primarily within accounts payable, receivables and inventory.
Cash Used in Investing Activities
Cash used in investing activities was $12.7 million and $10.2 million for the three months ended March 31, 2017 and 2016, respectively, and include capital expenditures of $13.9 million and $10.5 million.
We expect capital expenditures to be approximately $34 million in 2017, which includes investments for store development, IT infrastructure and maintenance. We anticipate funding our 2017 capital requirements with cash flows from operations and, if necessary, borrowings under the Revolving Credit Facility.
Cash Used in Financing Activities
For the three months ended March 31, 2017, cash used in financing activities was $28.4 million, primarily consisting of net payments under our Revolving Credit Facility.
For the three months ended March 31, 2016, cash used in financing activities was $128.4 million, primarily consisting of the repurchase of an aggregate $201.0 million in shares of common under the repurchase programs and dividends paid to stockholders of $14.3 million, partially offset with $90.0 million in borrowings under our Revolving Credit Facility.
Contractual Obligations
During the three months ended March 31, 2017, net repayments of $27.0 million were made on our Revolving Credit Facility. Refer to Item 1, "Financial Statements," Note 4, "Long-Term Debt / Interest Expense" for more information. There have been no other material changes in our contractual obligations as disclosed in the 2016 10-K.

Critical Accounting Estimates
There have been no material changes to the application of critical accounting policies and significant judgments and estimates since those disclosed in our 2016 10-K.
Recent Accounting Pronouncements
Refer to Item 1, "Financial Statements," Note 2, "Basis of Presentation."

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
There have been no significant changes to our market risk since December 31, 2016. For a discussion of our exposure to market risk, refer to Part II, Item 7A "Quantitative and Qualitative Disclosures About Market Risk" of our 2016 10-K.
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act has been appropriately recorded, processed, summarized and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our CEO and CFO have concluded that, as of March 31, 2017, our disclosure controls and procedures are effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) that occurred during the last fiscal quarter, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.   Legal Proceedings
DMAA / Aegeline Claims. Prior to December 2013, we sold products manufactured by third parties that contained derivatives from geranium known as 1.3-dimethylpentylamine/ dimethylamylamine/ 13-dimethylamylamine, or "DMAA," which were recalled from our stores in November 2013, and/or Aegeline, a compound extracted from bael trees. As of March 31, 2017 we were named in the following 31 personal injury lawsuits involving products containing DMAA and/or Aegeline:

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

•	Nicholas Akau v. USP Labs, GNC Corporation, et al., United States District Court for the District of Hawaii (Case No. CV 14-00029), filed January 23, 2014

•	Melissa Igafo v. USP Labs, GNC Corporation, et al., United States District Court for the District of Hawaii (Case No. CV 14-00030), filed January 23, 2013

•	Calvin Ishihara v. USP Labs, GNC Corporation, et al., United States District Court for the District of Hawaii (Case No. CV 14-00031), filed January 23, 2014

•	Gaye Anne Mattson v. USP Labs, GNC Corporation, et al., United States District for the District of Hawaii (Case No. CV 14-00032), filed January 23, 2014

•	Thomas Park v. GNC Holdings, Inc., USP Labs, LLC, Superior Court of California, County of San Diego (Case No. 37-2014-110924), filed September 8, 2014

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

•	Kuulei Hirota v. USP Labs, LLC et al., United States District Court for the District of Hawaii (Case No. 15-1-0847-05), filed May 1, 2015

•	Roel Vista v. USP Labs, LLC, GNC Corporation et al., United States District Court for the Northern District of California (Case No. CV-14-0037), filed January 24, 2014

•	Larry Tufts v. USP Labs, LLC, GNC Corporation et al., Court of Common Pleas for the County of Jasper, South Carolina (Case No. 2016-CP-27-0257), filed June 16, 2016

•
Dominic Little, David Blake Allen, Jeff Ashworth, Naomi Book and Stanley Book as Conservators of the Estate of Justin Book, Martin Sanchez, John Bainter, Rich Wolnik, Brian Norris, Joseph Childs, Jimi Hernandez and Novallie Hill v. USPLabs, et al., California Superior Court, Los Angeles County (Case No. BC534065), filed January 23, 2014

•
David Ramirez, Michelle Sturgill, Joseph Josefa, Yanira Bernal, Jacob Michels, Cynthia Gaona and Tamara Gandara v. USPLabs, LLC, et al., California Superior Court Orange County (Case No. 30-2015-00783256-CU-PL-CXC), filed April 16, 2015

•	Thad Estrada v. USPLabs, et al., United States District Court for the District of Hawaii (Case No. CV-15-00228), filed June 17, 2016
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
Other Legal Proceedings.    For additional information regarding certain other legal proceedings to which we are a party, see Note 6, "Contingencies" to the accompanying financial statements.
Item 1A.   Risk Factors
There have been no material changes to the disclosures relating to this item from those set forth in the 2016 10-K.
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table sets forth information regarding Holdings’ purchases of shares of common stock during the quarter ended March 31, 2017:

Period (1)	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs

January 1 to January 31, 2017	—	$—	—	$197,795,011
February 1 to February 28, 2017	18,028	$8.69	—	$197,795,011
March 1 to March 31, 2017	3,213	$7.96	—	$197,795,011
Total	21,241	$8.51	—

(1)	Other than as set forth in the table above, we made no purchases of shares of Class A common stock for the quarter ended March 31, 2017.

(2)	Includes 21,241 shares withheld from employees to satisfy minimum tax withholding obligations associated with the vesting of restricted stock during the period.

(3)
In August 2015, the Board approved a $500.0 million multi-year repurchase program in addition to the $500.0 million multi-year program approved in August 2014, bringing the aggregate share repurchase program to $1.0 billion of Holdings' common stock. Holdings has utilized $802.2 million of the current repurchase program. As of March 31, 2017, $197.8 million remains available for purchase under the program.

Item 3.   Defaults Upon Senior Securities
None.
Item 4.   Mine Safety Disclosures
Not applicable.
Item 5.  Other Information
None.

Item 6.   Exhibits

Exhibit
No.	Description
10.1*	GNC Executive Severance Pay Policy
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the persons undersigned thereunto duly authorized.

GNC HOLDINGS, INC.
(Registrant)

/s/ Tricia K. Tolivar
Date: April 20, 2017	Tricia K. Tolivar
Chief Financial Officer
(Principal Financial Officer)