Form 10-Q
period 2017-06-30
GNC HOLDINGS, INC.
filed 2017-07-27
CIK 1502034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of July 20, 2017, there were 68,468,295 outstanding shares of Class A common stock, par value $0.001 per share (the “common stock”), of GNC Holdings, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GNC HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(unaudited)
(in thousands)

	June 30, 2017	December 31, 2016
Current assets:
Cash and cash equivalents	$51,999	$34,464
Receivables, net	114,814	129,178
Inventory (Note 3)	574,651	583,212
Prepaid and other current assets	36,820	39,400
Total current assets	778,284	786,254
Long-term assets:
Goodwill (Note 4)	165,037	176,062
Brand name	720,000	720,000
Other intangible assets, net (Note 4)	103,265	111,229
Property, plant and equipment, net (Note 4)	216,957	232,292
Other long-term assets	27,571	30,005
Total long-term assets	1,232,830	1,269,588
Total assets	$2,011,114	$2,055,842
Current liabilities:
Accounts payable	$136,270	$179,933
Current portion of long-term debt (Note 5)	—	12,562
Deferred revenue and other current liabilities	106,464	115,171
Total current liabilities	242,734	307,666
Long-term liabilities:
Long-term debt (Note 5)	1,509,760	1,527,891
Deferred income taxes	253,588	259,203
Other long-term liabilities	56,247	56,129
Total long-term liabilities	1,819,595	1,843,223
Total liabilities	2,062,329	2,150,889
Contingencies (Note 7)
Stockholders’ deficit:
Common stock	114	114
Additional paid-in capital	925,149	922,687
Retained earnings	755,968	716,198
Treasury stock, at cost	(1,725,349)	(1,725,349)
Accumulated other comprehensive loss	(7,097)	(8,697)
Total stockholders’ deficit	(51,215)	(95,047)
Total liabilities and stockholders’ deficit	$2,011,114	$2,055,842

The accompanying notes are an integral part of the consolidated financial statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(unaudited)
(in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Revenue	$640,994	$673,218	$1,285,832	$1,342,123
Cost of sales, including warehousing, distribution and occupancy	428,271	434,520	860,138	867,580
Gross profit	212,723	238,698	425,694	474,543
Selling, general, and administrative	154,033	138,984	314,614	282,056
Gains on refranchising	—	(16,885)	(154)	(17,900)
Long-lived asset impairments (Note 4)	19,356	—	19,356	—
Other (income) loss, net	(486)	375	(1,495)	98
Operating income	39,820	116,224	93,373	210,289
Interest expense, net (Note 5)	16,067	15,275	31,961	29,718
Income before income taxes	23,753	100,949	61,412	180,571
Income tax expense (Note 10)	8,092	36,921	21,901	65,728
Net income	$15,661	$64,028	$39,511	$114,843
Earnings per share (Note 8):
Basic	$0.23	$0.94	$0.58	$1.63
Diluted	$0.23	$0.94	$0.58	$1.62
Weighted average common shares outstanding (Note 8):
Basic	68,287	68,176	68,267	70,627
Diluted	68,362	68,303	68,331	70,760
Dividends declared per share	$—	$0.20	$—	$0.40

The accompanying notes are an integral part of the consolidated financial statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Net income	$15,661	$64,028	$39,511	$114,843
Other comprehensive income (loss):
Foreign currency translation gain (loss)	1,048	(70)	1,600	2,855
Comprehensive income	$16,709	$63,958	$41,111	$117,698

The accompanying notes are an integral part of the consolidated financial statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ (Deficit) Equity
(unaudited)
(in thousands)

	Common Stock		Treasury Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ (Deficit) Equity
	Class A
	Shares	Dollars
Balance at December 31, 2016	68,399	$114	$(1,725,349)	$922,687	$716,198	$(8,697)	$(95,047)
Comprehensive income	—	—	—	—	39,511	1,600	41,111
Dividend forfeitures on restricted stock	—	—	—	—	259	—	259
Restricted stock awards	101	—	—	—	—	—	—
Minimum tax withholding requirements	(32)	—	—	(247)	—	—	(247)
Stock-based compensation	—	—	—	2,709	—	—	2,709
Balance at June 30, 2017	68,468	$114	$(1,725,349)	$925,149	$755,968	$(7,097)	$(51,215)

Balance at December 31, 2015	76,276	$114	$(1,496,180)	$916,128	$1,058,148	$(9,649)	$468,561
Comprehensive income	—	—	—	—	114,843	2,855	117,698
Purchase of treasury stock	(7,926)	—	(229,169)	—	—	—	(229,169)
Dividends declared	—	—	—	—	(28,196)	—	(28,196)
Exercise of stock options	21	—	—	305	—	—	305
Restricted stock awards	33	—	—	—	—	—	—
Minimum tax withholding requirements	(22)	—	—	(622)	—	—	(622)
Net excess tax benefits from stock-based compensation	—	—	—	(281)	—	—	(281)
Stock-based compensation	—	—	—	2,949	—	—	2,949
Balance at June 30, 2016	68,382	$114	$(1,725,349)	$918,479	$1,144,795	$(6,794)	$331,245

The accompanying notes are an integral part of the consolidated financial statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six months ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$39,511	$114,843
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	30,854	28,209
Amortization of debt costs	6,602	6,245
Stock-based compensation	2,709	2,949
Long-lived asset impairments	19,356	—
Gains on refranchising	(154)	(17,900)
Changes in assets and liabilities:
Decrease in receivables	13,227	15,121
Decrease (Increase) in inventory	11,073	(53,073)
Decrease (Increase) in prepaid and other current assets	2,710	(11,715)
(Decrease) Increase in accounts payable	(38,607)	36,751
(Decrease) Increase in deferred revenue and accrued liabilities	(14,840)	6,558
Other operating activities	409	2,901
Net cash provided by operating activities	72,850	130,889

Cash flows from investing activities:
Capital expenditures	(20,397)	(20,809)
Refranchising proceeds	2,160	1,831
Store acquisition costs	(432)	(1,395)
Net cash used in investing activities	(18,669)	(20,373)

Cash flows from financing activities:
Borrowings under revolving credit facility	151,000	182,000
Payments on revolving credit facility	(147,000)	(40,000)
Payments on term loan facility	(40,853)	(2,275)
Debt issuance costs	—	(1,712)
Proceeds from exercise of stock options	—	305
Gross excess tax benefit from stock-based compensation	—	156
Minimum tax withholding requirements	(247)	(622)
Cash paid for treasury stock	—	(229,169)
Dividends paid to shareholders	—	(27,974)
Net cash used in financing activities	(37,100)	(119,291)

Effect of exchange rate changes on cash and cash equivalents	454	533
Net increase (decrease) in cash and cash equivalents	17,535	(8,242)
Beginning balance, cash and cash equivalents	34,464	56,462
Ending balance, cash and cash equivalents	$51,999	$48,220

The accompanying notes are an integral part of the consolidated financial statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES
Supplemental Cash Flow Information
(unaudited)
(in thousands)

	As of June 30,
	2017	2016
Non-cash investing activities:
Accrued capital expenditures	$2,141	$2,714
Receivable related to sale of 84 company-owned stores to a franchisee	—	28,054

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
Recently Adopted Accounting Pronouncements
In January 2017, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2017-04, which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the new guidance, an entity will recognize an impairment charge for the amount by which the carrying value exceeds the fair value. This standard is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company has adopted this ASU in the second quarter of 2017. Refer to Note 4, "Goodwill and Other Long-Lived Assets" for a description of the goodwill impairment recorded within the Company's Lucky Vitamin reporting unit.
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
Recently Issued Accounting Pronouncements
In May 2017, the FASB issued ASU 2017-09, which amends the scope of modification accounting for share-based payment arrangements. This standard states that an entity should account for the effects of a modification unless all of the following are met: 1) The fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification; 2) The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and 3) The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The standard is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. The Company does not expect the impact of the new standard to have a material impact to the consolidated financial statements.
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
Revenue Recognition Update
In May 2014, the FASB issued ASU 2014-09, which updates revenue recognition guidance relating to contracts with customers. This standard states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This standard is in effect for annual reporting periods, and interim periods therein, beginning after December 15, 2017. The standard may be applied retrospectively to each prior period presented (full retrospective method) or retrospectively with the cumulative effect recognized as of the date of adoption (modified retrospective method). The Company currently expects to apply the full retrospective method upon adoption.
The Company does not believe the standard will impact its recognition of point-of-sale revenue in company-owned stores and through e-commerce, most wholesale sales, royalties and sublease revenue, together which account for approximately 90% of the Company’s revenue. While the Company continues to assess the potential impact of the new standard, management believes the following revenue transactions will be impacted. The new standard is not expected to have any impact on the timing or classification of the Company’s cash flows as reported in the consolidated cash flow statement.
Franchise fees. The Company's current accounting policy for franchise fees and license income received for new store openings and renewals is to recognize these fees when earned per the contract terms, which is when a new store opens or at the start of a new term. In accordance with the new guidance, these fees will be deferred and recognized over the applicable license term as the Company satisfies the performance obligation of granting the customer access to the rights of the Company’s intellectual property. This change will impact all of the Company’s reportable segments. In addition, franchise fees received as part of a sale of a company-owned store to a franchisee will be recorded as described above as part of revenue and no longer be presented as part of gains on refranchising. The Company does not anticipate this impact to be material to the Company’s consolidated statement of income. The Company expects to have a larger deferred revenue balance in future periods after adoption of the new standard as a result of this change.
Cooperative advertising. The Company currently classifies advertising fees received from domestic franchisees as a reduction to marketing within selling, general and administrative expense, which were approximately $16 million in each of the three most recently completed fiscal years. In accordance with the new guidance, these fees will be required to be classified as revenue within the U.S. and Canada segment. The new standard is not expected to have an impact on the timing of recognition of this income or the Company’s consolidated balance sheet.
Specialty manufacturing. The Company currently recognizes revenue for products manufactured and sold to customers at a point in time when risk of loss, title and insurable risks have transferred to the customer, net of estimated returns and allowances. Under the new standard, revenue is required to be recognized over time as manufacturing occurs if the customized goods have no alternative use to the manufacturer, and the manufacturer has an enforceable right to payment for performance completed to date. This change will impact contract manufacturing sales to third-parties recorded in the Manufacturing / Wholesale segment and a portion of sales recorded in the International segment to international franchisees for certain country specific product formulations produced by the Company. The Company does not anticipate this impact will be material to the Company’s consolidated statement of income. The Company will record a reduction to inventory as applicable custom manufacturing services are completed with a corresponding contract asset including the applicable markup recorded within other current assets on the consolidated balance sheet.
Shipping revenues. The Company currently classifies shipping fees received, primarily from its e-commerce customers, as revenue. Under the new guidance, FOB destination terms are deemed to be part of the costs to fulfill the contract, and as a result any fees received from customers will be recorded as a reduction to shipping costs within cost of sales. Shipping fees received from customers on FOB shipping point terms, after the performance obligation has been completed, will be a policy election permitting classification as revenue or a reduction to cost of sales. The Company intends on recording all shipping fees received from customers as a reduction to cost of sales under the new guidance. The new standard is not expected to have an impact on the timing of recognition of this income or the Company’s consolidated balance sheet.
Loyalty. Effective with the launch of the One New GNC on December 29, 2016, the Company introduced a free points-based myGNC Rewards loyalty program system-wide in the U.S. The program enables customers to earn points based on their purchases. Points earned by members are valid for one year and may be redeemed for cash discounts on any product the Company sells in domestic company-owned or franchise locations. The Company defers the estimated stand-alone selling price of points related to this program as a reduction to revenue as points are earned by allocating a portion of the transaction price the customer pays to a loyalty program liability on the consolidated balance sheet. The estimated selling price of points earned are based on the estimated value of product for which the points are expected to be redeemed, net of points not expected to be redeemed, based on historical redemption. When a customer redeems earned points, revenue is recognized with a corresponding reduction to the program liability. The Company is utilizing the new revenue recognition standard to account for this program, the difference of which is immaterial relative to the current standard.

NOTE 3.  INVENTORY
The net realizable value of inventory consisted of the following:

	June 30, 2017	December 31, 2016
	(in thousands)
Finished product ready for sale (*)	$492,788	$509,209
Work-in-process, bulk product and raw materials (*)	75,111	67,275
Packaging supplies	6,752	6,728
Inventory	$574,651	$583,212

(*) The prior year December 31, 2016 balances have been revised for an $18.0 million correction in classification of certain amounts between Finished product ready for sale and Work-in-process, bulk product and raw materials. The correction had no impact on total inventory.

NOTE 4. GOODWILL AND OTHER LONG-LIVED ASSETS
Interim Impairment Test
The Company’s long-term plan is focused on the strategic changes around the One New GNC, which was launched in December 2016. The focus of the One New GNC includes single-tier pricing and loyalty programs for the Company’s U.S. corporate and franchise stores as well as GNC.com. During the second quarter of 2017, in order for the Company to focus on the aforementioned strategic plan, the Company considered strategic alternatives for the Lucky Vitamin e-commerce business, which was considered a triggering event requiring an interim goodwill impairment review of the Lucky Vitamin reporting unit as of June 30, 2017. As previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, the estimated fair value for the Lucky Vitamin reporting unit exceeded its carrying value by less than 20% as of December 31, 2016.

The goodwill impairment test is performed by computing the fair value of the reporting unit and comparing it to the carrying value, including goodwill. If the carrying amount exceeds the fair value, an impairment charge is recorded for the difference. As described in Note 2, “Basis of Presentation,” the Company adopted ASU 2017-04 in the second quarter of 2017, which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test.

The Company determined the fair value of the Lucky Vitamin reporting unit using a discounted cash flow method (income approach) and a guideline company method (market approach), each of which took into account the current expectations regarding the potential strategic alternatives for the Lucky Vitamin business being explored in the second quarter of 2017. The key assumptions used under the income approach included, but were not limited to, the following:

•
Future cash flow assumptions - The Company's projections for Lucky Vitamin are based on organic growth and are derived from historical experience and assumptions regarding future growth and profitability trends. The Company's analysis incorporated an assumed period of cash flows of 8 years with a terminal value.

•
Discount rate - The discount rate is based on Lucky Vitamin’s estimated weighted average cost of capital ("WACC"). The components of WACC are the cost of equity and the cost of debt, each of which requires judgment by management to estimate. The Company develops its cost of equity estimate based on perceived risks and predictability of future cash flows. At June 30, 2017, the WACC used to estimate the fair value of the Lucky Vitamin reporting unit was 18.0%.

As a result of the review, the Company concluded that the carrying value of the Lucky Vitamin reporting unit exceeded its fair value, which resulted in a non-cash goodwill impairment charge of $11.5 million being recorded in the current quarter. There is no remaining goodwill balance on the Lucky Vitamin reporting unit at June 30, 2017 after the impact of this charge.
As a result of the impairment indicator described above, the Company also performed an impairment analysis with respect to its definite-long-lived assets on the Lucky Vitamin reporting unit, consisting of a trade name and property and equipment. The fair value of the trade name was determined using a relief from royalty method (income approach) and the fair value of the property and equipment was determined using an income approach. Based on the results of the analyses, the Company concluded that the carrying value of the Lucky Vitamin trade name and property and equipment exceed their fair values resulting in an impairment charge of $4.2 million and $3.7 million, respectively. All of the aforementioned non-cash charges totaling $19.4 million are recorded in long-lived asset impairments in the consolidated statement of operations within the U.S. and Canada segment.
The aforementioned charges resulted in goodwill, intangible assets and property and equipment for Lucky Vitamin being measured at fair value on a non-recurring basis at June 30, 2017, which utilized a significant number of unobservable Level 3 inputs, such as future cash flow assumptions. See Note 6, "Fair Value Measurements," for a definition of Level 3 Inputs. The conclusion of strategic alternatives being explored by the Company may result in additional charges being recorded in a future quarter.
Goodwill Roll-Forward
The following table summarizes the Company's goodwill activity by reportable segment:

	U.S. and Canada	International	Manufacturing / Wholesale	Total
	(in thousands)
Gross	$401,359	$42,994	$202,841	$647,194
Accumulated impairments	(380,644)	—	(90,488)	(471,132)
Goodwill at December 31, 2016	20,715	42,994	112,353	176,062
2017 Activity:
Impairment	(11,464)	—	—	(11,464)
Translation effect of exchange rates	—	439	—	439
Total 2017 activity	(11,464)	439	—	(11,025)
Balance at June 30, 2017:
Gross	401,359	43,433	202,841	647,633
Accumulated impairments	(392,108)	—	(90,488)	(482,596)
Goodwill	$9,251	$43,433	$112,353	$165,037
Intangible Assets
The following table reflects the gross carrying amount and accumulated amortization for each major definite-lived intangible asset:

	Weighted- Average Life	June 30, 2017			December 31, 2016
		Cost	Accumulated Amortization/ Impairment	Carrying Amount	Cost	Accumulated Amortization	Carrying Amount
		(in thousands)
Retail agreements	30.3	$31,000	$(10,987)	$20,013	$31,000	$(10,460)	$20,540
Franchise agreements	25.0	70,000	(28,817)	41,183	70,000	(27,417)	42,583
Manufacturing agreements	25.0	70,000	(28,817)	41,183	70,000	(27,417)	42,583
Other intangibles	11.8	10,251	(9,913)	338	10,201	(5,467)	4,734
Franchise rights	3.0	7,486	(6,938)	548	7,486	(6,697)	789
Total		$188,737	$(85,472)	$103,265	$188,687	$(77,458)	$111,229

The following table represents future amortization expense of definite-lived intangible assets at June 30, 2017:

Years ending December 31,	Estimated amortization expense
(in thousands)

2017 (remainder)	$3,558
2018	6,964
2019	6,823
2020	6,760
2021	6,660
Thereafter	72,500
Total	$103,265
NOTE 5.  LONG-TERM DEBT / INTEREST EXPENSE
Long-term debt consisted of the following:

	June 30, 2017	December 31, 2016
	(in thousands)
Term Loan Facility (net of $1.2 million and $1.6 million discount)	$1,129,977	$1,170,486
Revolving Credit Facility	131,000	127,000
Notes	250,600	245,273
Debt issuance costs	(1,817)	(2,306)
Total debt	1,509,760	1,540,453
Less: current maturities	—	(12,562)
Long-term debt	$1,509,760	$1,527,891
Senior Credit Facility
The Company maintains a $1.1 billion term loan facility that matures in March 2019 (the "Term Loan Facility") and a $300.0 million revolving credit facility that matures in September 2018 (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Senior Credit Facility”).
At June 30, 2017 and December 31, 2016, the interest rate under the Term Loan Facility was 3.73% and 3.27%, respectively. The Revolving Credit Facility had a weighted average interest rate of 3.6% and 2.7% at June 30, 2017 and December 31, 2016, respectively. The Company is also required to pay an annual fee of 2.75% on outstanding letters of credit and an annual commitment fee of 0.5% on the undrawn portion of the Revolving Credit Facility.
At June 30, 2017, the Company had $163.1 million available under the Revolving Credit Facility, after giving effect to $131.0 million of borrowings outstanding and $5.9 million utilized to secure letters of credit. Based on the results for the year ended December 31, 2016, the ratio on the Company's Consolidated Net Senior Secured Leverage Ratio required an excess cash flow payment on the outstanding term loan debt. On April 10, 2017, the Company made the excess cash flow payment totaling $39.7 million, of which $28.2 million was paid with borrowings on the Revolving Credit Facility and $11.5 million was paid with cash on hand.
The Senior Credit Facility contains customary covenants, including incurrence covenants and certain other limitations on the ability of GNC Corporation, General Nutrition Centers, Inc. ("Centers"), and Centers' subsidiaries to, among other things, make optional payments in respect of other debt instruments, pay dividends or other payments on capital stock and enter into arrangements that restrict their ability to pay dividends or grant liens. The Company is currently in compliance, and expects to remain in compliance over the next twelve months, with the terms of its Senior Credit Facility.

Convertible Debt
The Company maintains a $287.5 million principal amount of 1.5% convertible senior notes due in 2020 (the "Notes"). The Notes consist of the following components:

	June 30, 2017	December 31, 2016
	(in thousands)
Liability component
Principal	$287,500	$287,500
Conversion feature	(32,445)	(37,179)
Discount related to debt issuance costs	(4,455)	(5,048)
Net carrying amount	$250,600	$245,273
Interest Expense
Interest expense consisted of the following:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in thousands)
Senior Credit Facility:
Term Loan Facility coupon	$10,188	$9,657	$19,706	$19,323
Revolving Credit Facility	1,505	1,445	2,794	2,061
Amortization of discount and debt issuance costs	625	592	1,250	1,184
Total Senior Credit Facility	12,318	11,694	23,750	22,568
Notes:
Coupon	1,054	1,078	2,132	2,156
Amortization of conversion feature	2,377	2,252	4,734	4,484
Amortization of discount and debt issuance costs	311	280	617	555
Total Notes	3,742	3,610	7,483	7,195
Other	7	(29)	728	(45)
Interest expense, net	$16,067	$15,275	$31,961	$29,718

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
The carrying amounts of cash and cash equivalents, receivables, accounts payable, accrued liabilities and the Revolving Credit Facility approximate their respective fair values. Based on the interest rates currently available and their underlying risk, the carrying value of franchise notes receivable recorded in "Prepaid and other current assets" and "Other long-term assets" approximates its fair value.

The carrying value and estimated fair value of the Term Loan Facility, net of discount, and Notes (net of the equity component classified in stockholders' equity and discount) were as follows:

	June 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Term Loan Facility	$1,129,977	$1,062,178	$1,170,486	$1,100,257
Notes	250,600	166,649	245,273	185,794
The fair value of the Term Loan Facility was determined using the instrument’s trading value in markets that are not active, which are considered Level 2 inputs. The fair value of the Notes was determined based on quoted market prices and bond terms and conditions, which are considered Level 2 inputs.
As described in Note 4, "Goodwill and Other Long-lived Assets," the Company recorded non-cash goodwill and definite-long-lived asset impairments in the current quarter within its Lucky Vitamin reporting unit, which resulted in the applicable goodwill and long-lived assets being measured at fair value on a non-recurring basis using Level 3 inputs at June 30, 2017.
NOTE 7.  CONTINGENCIES
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

Litigation
DMAA / Aegeline Claims.  Prior to December 2013, the Company sold products manufactured by third parties that contained derivatives from geranium known as 1.3-dimethylpentylamine/ dimethylamylamine/ 13-dimethylamylamine, or "DMAA," which were recalled from the Company's stores in November 2013, and/or Aegeline, a compound extracted from bael trees. As of June 30, 2017, the Company was named in 31 personal injury lawsuits involving products containing DMAA and/or Aegeline.
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
California Wage and Break Claims. On February 29, 2012, former Senior Store Manager, Elizabeth Naranjo, individually and on behalf of all others similarly situated, sued General Nutrition Corporation ("GNC") in the Superior Court of the State of California for the County of Alameda. The complaint contains eight causes of action, alleging, among other matters, meal, rest break and overtime violations for which indeterminate money damages for wages, penalties, interest, and legal fees are sought. As of June 30, 2017, an immaterial liability has been accrued in the accompanying financial statements. The Company intends to conduct further discovery and file a motion to decertify the class action prior to trial, which is scheduled for July 2018.
Pennsylvania Fluctuating Workweek. On September 18, 2013, Tawny Chevalier and Andrew Hiller commenced a class action in the Court of Common Pleas of Allegheny County, Pennsylvania. Plaintiff asserted a claim against the Company for a purported violation of the Pennsylvania Minimum Wage Act (PMWA), challenging the Company’s utilization of the “fluctuating workweek” method to calculate overtime compensation, on behalf of all employees who worked for the Company in Pennsylvania and who were paid according to the fluctuating workweek method. In October 2014, the Court entered an order holding that the use of the fluctuating workweek method violated the PMWA. In September 2016, the Court entered judgment in favor of Plaintiffs and the class related to damages and ultimately legal fees for a combined immaterial amount, which has been accrued in the accompanying interim consolidated financial statements. The Company appealed from the adverse judgment. The Company's brief has been filed with the Superior Court and Plaintiffs' brief is due in August 2017. The Superior Court has not announced a date for oral argument.
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
Oregon Attorney General. On October 22, 2015, the Attorney General for the State of Oregon sued GNC in Multnomah County Circuit Court for alleged violations of Oregon’s Unlawful Trade Practices Act, in connection with its sale in Oregon of certain third-party products. The Company is vigorously defending itself against these allegations. Along with its Amended Answer and Affirmative Defenses, the Company filed a counterclaim for declaratory relief, asking the court to make certain rulings in favor of the Company. USPlabs, LLC and SK Laboratories have been joined to the case as defendants to the Company's counterclaim but have yet to enter an appearance. As any losses that may arise from this matter are not probable or reasonably estimable at this time, no liability has been accrued in the accompanying consolidated financial statements. Moreover, the Company does not anticipate that any such losses are likely to have a material impact on the Company, its business or results of operations. The Company is contractually entitled to indemnification and defense by its third-party vendors. Ultimately, however, the Company's ability to obtain full recovery in respect of any such claims against it is dependent upon the creditworthiness of its vendors and/or their insurance coverage and the absence of any significant defenses available to their insurers.
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
Government Regulation
In November 2013, the Company received a subpoena from the U.S. Department of Justice (“DOJ”) for information related to its investigation of a third-party product vendor, USPlabs, LLC. The Company fully cooperated with the investigation of the vendor and the related products, all of which were discontinued in 2013. In December 2016, the Company reached agreement with the DOJ in connection with the Company’s cooperation; which agreement acknowledges the Company relied on the representations and written guarantees of USPlabs, LLC and the Company's representation that it did not knowingly sell products not in compliance with the FDCA. Under the agreement, which includes an immaterial payment to the federal government, the Company will take a number of actions to broaden industry-wide knowledge of prohibited ingredients and improve compliance by vendors of third-party products. These actions are in keeping with the leadership role the Company has taken in setting industry quality and compliance standards, and the Company's commitment over the course of the agreement (60 months) to support a combination of its and industry initiatives. Some of these actions include maintaining and continuously updating a list of restricted ingredients that will be prohibited from inclusion in any products that are sold by the Company. Vendors selling products to the Company for the sale of such products by the Company will be required to warrant that the products sold do not contain any of these restricted ingredients. In addition, the Company will develop and maintain a list of ingredients that the Company believes comply with the applicable provisions of the FDCA.
Environmental Compliance
In March 2008, the South Carolina Department of Health and Environmental Control (the "DHEC") requested that the Company investigate contamination associated with historical activities at its South Carolina facility. These investigations have identified chlorinated solvent impacts in soils and groundwater that extend offsite from the facility. The Company entered into a Voluntary Cleanup Contract with the DHEC regarding the matter on September 24, 2012. Pursuant to such contract, the Company completed additional investigations with the DHEC's approval. The Company installed and began operating a pilot vapor extraction system under a portion of the facility in the second half of 2016, which was an immaterial cost to the Company, with DHEC’s approval to assess the effectiveness of such a remedial system. The DHEC has requested that the Company provide a work plan for continued monitoring of such system and the contamination, which is due to the DHEC in October of 2017. At this stage of the investigation, however, it is not possible to estimate the timing and extent of any additional remedial action that may be required, the ultimate cost of remediation, or the amount of the Company's potential liability; therefore no liability has been recorded in the accompanying interim consolidated balance sheet.
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
NOTE 8. EARNINGS PER SHARE
The following table represents the Company's basic and dilutive weighted-average shares:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in thousands)
Basic weighted average shares	68,287	68,176	68,267	70,627
Effect of dilutive stock-based compensation awards	75	127	64	133
Diluted weighted average shares	68,362	68,303	68,331	70,760
The following awards were not included in the computation of diluted EPS because the impact of applying the treasury stock method was antidilutive or because certain conditions have not been met with respect to the Company's performance and market-based awards.

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in thousands)
Antidilutive:
Time-based	2,540	1,120	2,078	957
Market-based	—	—	—	84
Contingently issuable:
Performance-based	63	141	70	141
Market-based	399	171	431	86
Total stock-based awards excluded from diluted EPS	3,002	1,432	2,579	1,268
The Company has the intent and ability to settle the principal portion of its Notes in cash, and as such, has applied the treasury stock method, which has resulted in all underlying convertible shares being anti-dilutive as the Company's average stock price in the current quarter is less than the conversion price.

NOTE 9.  SEGMENTS
The Company aggregates its operating segments into three reportable segments, U.S. and Canada, International and Manufacturing / Wholesale. The Company fully allocates warehousing and distribution costs to its reportable segments. The Company's chief operating decision maker evaluates segment operating results based primarily on performance indicators, including revenue and operating income. Operating income of each reportable segment excludes certain items that are managed at the consolidated level, such as corporate costs. The Manufacturing / Wholesale segment manufactures and sells products to the U.S. and Canada and International segments at cost with a markup, which is eliminated at consolidation. The Company’s non-cash long-lived asset impairments of $19.4 million recorded during the three months ended June 30, 2017 are included in the Company’s U.S. and Canada reportable segment.
The following table represents key financial information for each of the Company's reportable segments:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in thousands)
Revenue:
U.S. and Canada	$543,418	$570,943	$1,096,339	$1,145,543
International	43,631	43,077	83,048	79,919
Manufacturing / Wholesale:
Intersegment revenues	56,000	56,556	117,298	119,587
Third party	53,945	59,198	106,445	116,661
Subtotal Manufacturing / Wholesale	109,945	115,754	223,743	236,248
Total reportable segment revenues	696,994	729,774	1,403,130	1,461,710
Elimination of intersegment revenues	(56,000)	(56,556)	(117,298)	(119,587)
Total revenue	$640,994	$673,218	$1,285,832	$1,342,123
Operating income:
U.S. and Canada	$32,461	$104,549	$82,606	$190,850
International	15,605	13,649	30,140	26,752
Manufacturing / Wholesale	17,927	17,891	34,484	36,324
Total reportable segment operating income	65,993	136,089	147,230	253,926
Unallocated corporate costs and other	(26,173)	(19,865)	(53,857)	(43,637)
Total operating income	39,820	116,224	93,373	210,289
Interest expense, net	16,067	15,275	31,961	29,718
Income before income taxes	$23,753	$100,949	$61,412	$180,571

NOTE 10.  INCOME TAXES
The Company recognized $8.1 million of income tax expense (or 34.1% of pre-tax income) during the three months ended June 30, 2017 compared with $36.9 million (or 36.6% of pre-tax income) in the prior year quarter. The Company recognized $21.9 million of income tax expense (or 35.7% of pre-tax income) during the six months ended June 30, 2017 compared with $65.7 million (or 36.4% of pre-tax income) for the same period in 2016. The Company's tax rate is based on income, statutory tax rates and tax planning opportunities available in the jurisdictions in which it operates.
At June 30, 2017 and December 31, 2016, the Company had $6.3 million and $6.5 million of unrecognized tax benefits, respectively, excluding interest and penalties, which if recognized, would affect the effective tax rate. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company accrued $1.9 million at June 30, 2017 and December 31, 2016 for potential interest and penalties associated with uncertain tax positions. To the extent interest and penalties are not assessed with respect to the ultimate settlement of uncertain tax positions, amounts previously accrued will be reversed as a reduction to income tax expense.
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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q. The following information presented for the three and six months ended June 30, 2017 and 2016 was prepared by management, is unaudited, and was derived from our unaudited consolidated financial statements and accompanying notes. In the opinion of management, all adjustments necessary for a fair statement of our financial position and operating results for such periods and as of such dates have been included.

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
We believe the competitive strengths that position us as a leader in the specialty nutritional supplement space include our: well-recognized brand; stable base of long-term customers; geographically diverse store base; vertically integrated operations; and differentiated service model designed to enhance the customer experience.
Our Current Strategy
Management is focused on the following three key areas to move the business forward:

•	Loyalty programs. As of June 30, 2017, we have 7.3 million members in our myGNC Rewards program and approximately 237,000 members in our PRO Access program.

•
Increasing average transaction amount. We noted positive comparable same store transactions of 12.3% in the second quarter of 2017 for company-owned stores and GNC.com; however, average transaction amount declined resulting in negative same store sales of 0.9%. We are focused on improving average transaction amount through associate training and merchandising in order to achieve positive same store sales in the second half of 2017.

•
Proprietary products and innovation capabilities. We believe that product innovation is critical to our growth, brand image superiority and competitive advantage. Through market research, interactions with customers and partnerships with leading industry vendors, we work to identify shifting consumer trends that can inform our product development process. We believe that our brand portfolio of proprietary products, which are available in our stores, on GNC.com and Amazon.com, advances GNC's brand presence and our general reputation as a leading retailer of health and wellness products. Year-to-date we had successful launches of both proprietary products, including our Beyond Raw line, and third-party exclusive products, including a recently announced exclusivity agreement with Performix.
In addition, we have taken steps to improve the customer experience. We are continuing to work on improvements in product availability and the in-store shopping experience. We are investing in our online and omnichannel capabilities to better meet consumer demand without regard to the place and time a customer is interested in GNC. We believe that developing the capability to leverage all of our sales channels to deliver a consistent and high-quality customer experience will differentiate us from other competitors, particularly online-only options. Our store base is a competitive advantage over online-only competitors especially as we continue to develop our in-store associates to deliver thoughtful assistance throughout the shopping experience. Specifically, we have been focused on the following:

•	Early in the first quarter of 2017, we launched a GNC storefront on Amazon (sales from which are included in the GNC.com business unit), which continues to outperform expectations;

•
During the first quarter, we completed the roll-out of new point-of-sale terminals and tablets to all of our company-owned U.S. stores to address issues regarding speed of transactions and to support back-office needs and functionality;

•	Training and incentives for store associates have been refocused on loyalty, building basket, and growing private label; and

•	Progress continues on improving the restocking, reordering process and system for our stores to minimize out-of-stock inventory issues and maximize our inventory management efforts.
Key Performance Indicators
The primary key performance indicators that senior management focuses on include revenue and operating income for each segment, which are discussed in detail within "Results of Operations", as well as same store sales growth.
As fully defined below, we have clarified the definition of same store sales in the first quarter of 2017, which now excludes sales from our membership programs, including the Gold Card program discontinued in the U.S. in December 2016 and the new loyalty PRO Access program launched in connection with the One New GNC. Same store sales will now include only product sales. The table below presents the same store sales calculation.

	2017		2016
U.S. Company-Owned Same Store Sales	Q1 3/31	Q2 6/30	Q1 3/31	Q2 6/30
Total same store sales	(3.9)%	(0.9)%	(2.3)%	(3.9)%
Drivers of same store sales:
Number of transactions	9.3%	12.3%	(4.1)%	(5.5)%
Average transaction amount	(12.1)%	(11.8)%	1.8%	1.7%
Contribution to same store sales:
Domestic retail same store sales	(3.6)%	(0.5)%	(1.9)%	(3.4)%
GNC.com contribution to same store sales	(0.3)%	(0.4)%	(0.4)%	(0.5)%
Total Same Store Sales	(3.9)%	(0.9)%	(2.3)%	(3.9)%
Same store sales for company-owned stores include point-of-sale retail sales from all domestic stores which have been operating for twelve full months following the opening period. We are an omnichannel retailer with capabilities that allow a customer to use more than one channel when making a purchase, including in-store and through e-commerce channels which include our wholly-owned website GNC.com and third-party websites (the sales from which are included in the GNC.com business unit) where product assortment and price are controlled by us, in which purchases are fulfilled by direct shipment to the customer from one of our distribution facilities as well as third-party e-commerce vendors. In-store sales are reduced by sales originally consummated online or through mobile devices and subsequently returned in-store. Sales of membership programs, including the new PRO Access loyalty program and former Gold

Card program, which is no longer offered in the U.S., as well as the net change in the deferred points liability associated with the myGNC Rewards program, are excluded from same store sales.
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
We also provides retail comparable same stores sales of our franchisees as well as our Canada business if meaningful to current results. While retail sales of franchisees are not included in the consolidated financial statements, the metric serves as a key performance indicator of our franchisees, which ultimately impacts wholesale sales and royalties and fees received from franchisees. We compute same store sales for our franchisees and Canada business consistent with the description of corporate same store sales above. Same store sales for international franchisees and Canada exclude the impact of foreign exchange rate changes relative to the U.S. dollar.

Results of Operations
(Expressed as a percentage of total consolidated revenue)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenues:
U.S. and Canada	84.8%	84.8%	85.3%	85.4%
International	6.8%	6.4%	6.5%	6.0%
Manufacturing / Wholesale:
Intersegment revenues	8.7%	8.4%	9.1%	8.9%
Third party	8.4%	8.8%	8.3%	8.6%
Subtotal Manufacturing / Wholesale	17.1%	17.2%	17.4%	17.5%
Elimination of intersegment revenue	(8.7)%	(8.4)%	(9.2)%	(8.9)%
Total net revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of sales, including warehousing, distribution and occupancy	66.8%	64.5%	66.9%	64.6%
Gross profit	33.2%	35.5%	33.1%	35.4%
Selling, general and administrative	24.0%	20.6%	24.5%	21.0%
Gains on refranchising	—%	(2.5)%	—%	(1.3)%
Long-lived asset impairments	3.0%	—%	1.5%	—%
Other (income) loss, net	(0.1)%	0.1%	(0.1)%	—%
Total operating expenses	93.7%	82.7%	92.8%	84.3%
Operating income:
U.S. and Canada	5.1%	15.5%	6.4%	14.2%
International	2.4%	2.0%	2.3%	2.0%
Manufacturing / Wholesale	2.8%	2.8%	2.7%	2.8%
Unallocated corporate costs and other	(4.1)%	(3.0)%	(4.1)%	(3.3)%
Total operating income	6.2%	17.3%	7.3%	15.7%
Interest expense, net	2.5%	2.3%	2.5%	2.2%
Income before income taxes	3.7%	15.0%	4.8%	13.5%
Income tax expense	1.3%	5.5%	1.7%	4.9%
Net income	2.4%	9.5%	3.1%	8.6%

The following table summarizes the number of our stores for the periods indicated:

	Six months ended June 30,
	2017	2016
U.S. & Canada
Company-owned(a):
Beginning of period balance	3,513	3,584
Store openings	36	30
Acquired franchise stores(b)	33	10
Franchise conversions(c)	(1)	(90)
Store closings	(75)	(28)
End of period balance	3,506	3,506
Domestic Franchise:
Beginning of period balance	1,178	1,084
Store openings	13	13
Acquired franchise stores(b)	(33)	(10)
Franchise conversions(c)	1	90
Store closings	(21)	(14)
End of period balance	1,138	1,163
International(d):
Beginning of period balance	1,973	2,095
Store openings	45	43
Store closings	(72)	(63)
End of period balance	1,946	2,075
Store-within-a-store (Rite Aid):
Beginning of period balance	2,358	2,327
Store openings	26	19
Store closings	(6)	(3)
End of period balance	2,378	2,343
Total Stores	8,968	9,087

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

Comparison of the Three Months Ended June 30, 2017 (current quarter) and 2016 (prior year quarter)
Revenues
Our consolidated net revenues decreased $32.2 million, or 4.8%, to $641.0 million for the three months ended June 30, 2017 compared with $673.2 million for the same period in 2016. The decrease was the result of lower sales in our U.S. and Canada and Manufacturing / Wholesale segments, partially offset by slightly higher sales in our International segment.
U.S. and Canada.  Revenues in our U.S. and Canada segment decreased $27.5 million, or 4.8%, to $543.4 million for the three months ended June 30, 2017 compared with $570.9 million in the prior year quarter. E-commerce sales were approximately 9.5% of U.S. and Canada revenue in each of the quarters ended June 30, 2017 and 2016. The $27.5 million decrease in revenue in the current quarter as compared with the prior year quarter was primarily due to the following:

•	The change in our loyalty programs resulted in a decrease to revenue of $15.1 million primarily due to the impact of the discontinued Gold Card program in the U.S;

•	The decrease in our average corporate store base contributed an approximate $6 million decrease to revenue;

•
Negative domestic retail same store sales of 0.9%, which includes GNC.com sales, resulted in a $3.8 million decrease to revenue. Negative same store sales were primarily due to lower sales in the Protein, Vitamins, Weight Management and Food/Drink categories, partially offset by the Performance Supplements, Health and Beauty, and Herbs/Greens categories. GNC.com sales decreased in the current quarter compared with the prior year quarter due in part to better aligning our web promotions to our stores in the third quarter of 2016, partially offset by sales through third-party websites;

•	A decrease in our Canada business (not currently under the One New GNC) of $3.5 million compared with the prior year quarter was primarily due to the impact of negative same store sales of 12.2%; and

•
Partially offsetting the above decreases was a slight increase in domestic franchise revenue of $0.9 million to $87.4 million in the current quarter compared with $86.5 million in the prior year quarter due to the impact of a higher average franchise store base which was largely offset by the impact of negative retail same store sales of 1.1% in the current quarter and $6.3 million in sales recognized in the prior year quarter associated with the timing of shipments resulting from our annual franchise conference, which occurred later in June compared with the prior year quarter.

International. Revenues in our International segment increased $0.5 million, or 1.3%, to $43.6 million in the current quarter compared with $43.1 million in the prior year quarter. Revenues from our China business increased by $3.6 million in the current quarter compared with the prior year quarter, partially offset by a decrease in revenues from our international franchisees of $3.1 million. The decrease in revenue from our international franchisees in the current quarter was primarily due to the impact of a decrease in retail same store sales of 1.9% and $4.0 million of sales recognized in the prior year quarter associated with the timing of shipments resulting from our annual franchise conference.
Manufacturing / Wholesale. Revenues in our Manufacturing / Wholesale segment, excluding intersegment sales, decreased $5.3 million, or 8.9%, to $53.9 million for the three months ended June 30, 2017 compared with $59.2 million in the prior year quarter. Third-party contract manufacturing sales decreased $1.0 million, or 3.0%, to $32.7 million for the three months ended June 30, 2017 compared with $33.7 million in the prior year quarter. Sales to our wholesale partners decreased $4.3 million, or 16.6% from $25.5 million in the prior year quarter to $21.2 million in the current quarter primarily due to the timing of shipments and rationalization of SKUs as well as the termination of Drugstore.com that occurred in September 2016. Intersegment sales decreased $0.6 million from $56.6 million in the prior year quarter to $56.0 million in the current quarter.
Cost of Sales and Gross Profit
Cost of sales, which includes product costs, warehousing, distribution and occupancy costs decreased $6.2 million to $428.3 million for the three months ended June 30, 2017 compared with $434.5 million in the prior year quarter. Gross profit decreased $26.0 million from $238.7 million in the prior year quarter to $212.7 million in the current quarter, and as a percentage of revenue, decreased from 35.5% for the quarter ended June 30, 2016 to 33.2% in the current quarter. The decrease in gross profit rate was primarily due to lower domestic retail product margin rate due to the impact of pricing and loyalty program changes associated with the One New GNC, the latter of which includes the impact of the discontinuation of the Gold Card Member Pricing program in the U.S., partially offset by higher vendor funding. Also contributing to the decline in gross profit rate was occupancy expense deleverage associated with negative same store sales.
Selling, General and Administrative (“SG&A”) Expense
SG&A expense, including compensation and related benefits, advertising and other expenses, increased $15.0 million, or 10.8%, from $139.0 million in the prior year quarter to $154.0 million in the current quarter. SG&A expense, as a percentage of revenue, was 24.0% and 20.6% for the three months ended June 30, 2017 and 2016, respectively. The increase in SG&A expense resulted from an increase in salaries and benefits of $10.0 million due in part to the comparative effect of the prior year reduction of an incentive accrual, as well as higher marketing expense in our U.S. and Canada segment of $4.2 million to support incremental online advertising, partially offset with the comparative favorable effect of a bad debt allowance associated with an international franchisee recorded in the prior year quarter.
Gains on Refranchising
Gains on refranchising, which represents gains on the sale of company-owned stores to franchisees decreased by $16.9 million for the three months ended June 30, 2017 compared to the prior year quarter. We sold 86 company-owned stores in the prior year quarter, of which 84 related to one franchisee. No refranchising transactions occurred in the current quarter.
Long-Lived Asset Impairments
We recorded $19.4 million of non-cash long-lived asset impairments in our Lucky Vitamin e-commerce business within our U.S. and Canada segment in the current quarter consisting of $11.5 million related to goodwill, $4.2 million related to a trade name intangible asset and $3.7 million related to property and equipment. Refer to Item 1, "Financial Statements," Note 4, "Goodwill and Other Long-lived Assets" for more information.
Other (Income) Loss, net
Other (income) loss, net of $0.5 million, includes a foreign currency gain of $0.4 million in the current quarter compared with a currency loss of $0.4 million recorded in the prior year quarter.
Operating Income
As a result of the foregoing, consolidated operating income decreased $76.4 million, or 65.7%, to $39.8 million for the three months ended June 30, 2017 compared with $116.2 million in the prior year quarter. Operating income in the current quarter was significantly impacted by non-cash long-lived asset impairment charges and operating income in the prior year quarter was significantly impacted by gains on refranchising as noted above.
U.S. and Canada. Operating income decreased $72.0 million to $32.5 million for the three months ended June 30, 2017 compared with $104.5 million for the same period in 2016. As explained above, non-cash long-lived asset impairments were recorded in the current quarter in our Lucky Vitamin reporting unit totaling $19.4 million. Excluding these impairment charges in the current quarter and gains on refranchising in the prior year quarter of $16.9 million, operating income was $51.9 million in the current quarter or 9.5% of segment revenue compared with $87.7 million in the prior year quarter or 15.4% of segment revenue. The decrease compared with the prior year quarter was primarily due to lower domestic retail product margin rate as explained above under "Cost of Sales and Gross Profit." Also contributing to the decrease was higher marketing expense of $4.2 million related to incremental online advertising, higher salaries and benefits of $5.2 million and expense deleverage associated with negative same store sales.
International. Operating income increased $2.0 million, or 14.3%, to $15.6 million for the three months ended June 30, 2017 compared with $13.6 million in the prior year quarter. Operating income was 35.8% of segment revenue in the current quarter compared with 31.7% in the prior year quarter. The increase in operating income rate was due to an increase in product margin rate primarily associated with a higher mix of proprietary sales as well as the comparative effect of a bad debt allowance associated with a franchisee that was recorded in the prior year quarter.
Manufacturing / Wholesale. Operating income was $17.9 million in each of the quarters ended June 30, 2017 and 2016, and as a percentage of segment revenue was 16.3% and 15.5%, respectively.
Corporate costs and other. Corporate costs and other increased $6.3 million to $26.2 million for the three months ended June 30, 2017 compared with $19.9 million in the prior year quarter primarily due to an increase in salaries and benefits of $4.7 million largely due to the comparative effect of the prior year reduction of an incentive accrual.

Interest Expense, net
     Interest expense was $16.1 million in the three month period ended June 30, 2017 compared with $15.3 million in the three months ended June 30, 2016.
Income Tax Expense
We recognized $8.1 million of income tax expense (or 34.1% of pre-tax income) during the three months ended June 30, 2017 compared with $36.9 million (or 36.6% of pre-tax income) for the same period in 2016.
Net Income
As a result of the foregoing, consolidated net income decreased $48.3 million to $15.7 million for the three months ended June 30, 2017, which includes the impact of $19.4 million in non-cash long-lived asset impairment charges, compared with $64.0 million for the same period in 2016, which includes the impact of $16.9 million in refranchising gains.
Diluted Earnings Per Share
Diluted earnings per share was $0.23 for the three months ended June 30, 2017 compared with $0.94 for the same period in the prior year due to a decrease in net income of 75.5%.
Comparison of the Six Months Ended June 30, 2017 (current year period) and 2016 (prior year period)

Revenues
Our consolidated net revenues decreased $56.3 million, or 4.2%, to $1,285.8 million for the six months ended June 30, 2017 compared with $1,342.1 million for the same period in 2016. The decrease was the result of lower sales in the U.S. and Canada and Manufacturing / Wholesale segments, partially offset by higher sales in our International segment.
U.S. and Canada.  Revenues in our U.S. and Canada segment decreased $49.2 million, or 4.3%, to $1,096.3 million for the six months ended June 30, 2017 compared with $1,145.5 million in the prior year period. E-commerce sales were 9.4% of U.S. and Canada revenue in each of the six months ended June 30, 2017 and 2016. The $49.2 million decrease in revenue in the current year period as compared with the prior year period was primarily due to the following:

•
Negative domestic retail same store sales of 2.4%, which includes GNC.com sales, resulted in a $19.8 million decrease in revenue in the current year period. Negative same store sales were primarily due to lower sales in the Protein, Vitamins, Weight Management and Food/Drink categories partially offset by improvement in the Health and Beauty and Performance Supplements categories. GNC.com sales decreased in the current year period compared with the prior year period due in part to better aligning our web promotions to our stores, partially offset by sales through third-party websites;

•	The decrease in the average number of corporate stores in the current year period contributed an approximate $18 million decrease to revenue;

•
The change in our loyalty programs resulted in a net decrease to revenue of $10.8 million. Gold Card sales decreased $6.4 million, which includes the impact of the recognition of $24.4 million in deferred revenue in the first quarter of 2017 and $1.4 million of applicable coupon redemptions. Also included in this decrease was a $4.4 million reduction to revenue related to the new loyalty programs, including the change in the free myGNC Rewards deferred points liability and the deferral of PRO Access membership fees;

•	Canada revenue declined $4.6 million compared to the prior year period due to negative same store sales; and

•
Partially offsetting the above decreases was an increase in Domestic franchise revenue of $2.1 million to $170.5 million in the current year period compared with $168.4 million in the prior year period due to an increase in the average number of franchise stores, partially offset by the impact of negative retail same store sales of 2.9% in the current year period and $6.3 million in sales recognized in the prior year period associated with the timing of shipments resulting from our annual franchise conference.

International. Revenues in our International segment increased $3.1 million, or 3.9%, to $83.0 million in the current year period compared with $79.9 million in the prior year period due to an increase in our China business of

$4.8 million, partially offset by a decrease in sales from our international franchisees of $1.8 million. The decrease in sales to our international franchisees was primarily due to $4.0 million of sales recognized in the prior year period associated with the timing of shipments resulting from our annual franchise conference, partially offset by an increase in retail same store sales of 0.9%.
Manufacturing / Wholesale. Revenues in our Manufacturing / Wholesale segment, excluding intersegment sales, decreased $10.3 million, or 8.8%, to $106.4 million for the six months ended June 30, 2017 compared with $116.7 million in the prior year period. Third-party contract manufacturing sales decreased $0.8 million, or 1.1%, to $63.3 million for the six months ended June 30, 2017 compared with $64.1 million in the prior year period. Sales to our wholesale partners decreased $9.5 million, or 18.0%, from $52.6 million in the prior year period to $43.1 million in the current year period primarily due to rationalization of SKUs as well as the termination of Drugstore.com that occurred in September 2016. Intersegment sales decreased $2.3 million from $119.6 million in the prior year period to $117.3 million in the current year period primarily due to lower proprietary sales in our U.S. and Canada segment.
Cost of Sales and Gross Profit
Cost of sales decreased $7.5 million to $860.1 million for the six months ended June 30, 2017 compared with $867.6 million in the prior year period. Gross profit decreased by $48.8 million from $474.5 million in the prior year period to $425.7 million in the current year period. Gross profit, as a percentage of revenue, decreased from 35.4% for the six months ended June 30, 2016 to 33.1% in the six months ended June 30, 2017 primarily due to lower domestic retail product margin rate and occupancy expense deleverage associated with negative same store sales. The decrease in domestic retail product margin rate was primarily due to the impact of pricing and loyalty program changes associated with the One New GNC, partially offset by higher vendor funding and the favorable comparative effect of deep discounts on excess vitamins inventory nearing expiration in the first quarter of 2016.
SG&A Expense
SG&A expense increased $32.5 million, or 11.5%, to $314.6 million for the six months ended June 30, 2017 compared with $282.1 million in the prior year period. SG&A expense, as a percentage of revenue, was 24.5% and 21.0% for the six months ended June 30, 2017 and 2016, respectively.
The increase in SG&A expense was primarily due to an increase in marketing expense in our U.S. and Canada segment of $16.5 million resulting from the media campaign to support the One New GNC and incremental online advertising. In addition, salaries and benefits increased by $15.9 million in the current year period due in part to the comparative effect of the prior year reduction of an incentive accrual. Also contributing to the increase is a $2.1 million legal charge incurred in the current year period related to the outcome of litigation we pursued of a potential breach under our UK license agreement.
Gains on Refranchising
Gains on refranchising decreased by $17.7 million to $0.2 million for the six months ended June 30, 2017 compared with $17.9 million in the prior year period. We sold 90 company-owned stores in the prior year period, of which 84 related to one franchisee, compared to one in the current year period.
Other (Income) Loss, net
Other (income) loss, net, includes a foreign currency gain of $0.5 million in the current year period compared with a currency loss of $0.1 million recorded in the prior year period. The current year period also includes immaterial insurance and lease settlements.
Operating Income
As a result of the foregoing, consolidated operating income decreased $116.9 million, or 55.6%, to $93.4 million for the six months ended June 30, 2017 compared with $210.3 million in the prior year period. Operating income in the current year period was significantly impacted by non-cash long-lived asset impairment charges and operating income in the prior year period was significantly impacted by gains on refranchising as noted above.
U.S. and Canada. Operating income decreased $108.3 million, or 56.7%, to $82.6 million for the six months ended June 30, 2017 compared with $190.9 million for the same period in 2016. As explained above, non-cash long-lived asset impairments were recorded in the current year period in our Lucky Vitamin reporting unit totaling $19.4 million. Excluding these non-cash impairment charges and gains on refranchising of $0.2 million and $17.9 million in the current year and prior year periods, respectively, operating income was $101.8 million, or 9.3%, of segment revenue compared with $173.0 million or 15.1% of segment revenue. The decrease compared with the prior year period was primarily due to lower domestic retail product margin rate as explained above under "Cost of Sales and Gross Profit". Also contributing to the decrease was higher marketing expense of $16.5 million related to the media campaign around the One New GNC and incremental online advertising, higher salaries and benefits of $8.0 million and expense deleverage associated with negative same store sales.
International. Operating income increased $3.3 million, or 12.7%, to $30.1 million for the six months ended June 30, 2017 compared with $26.8 million in the prior year period. Operating income was 36.3% of segment revenue in the current year period compared with 33.5% in the prior year period. The increase in operating income rate was due to higher product margin rate primarily associated with a higher mix of proprietary sales as well as the comparative effect of a bad debt allowance associated with a franchisee that was recorded in the prior year period.
Manufacturing / Wholesale. Operating income decreased $1.8 million, or 5.1%, to $34.5 million for the six months ended June 30, 2017 compared with $36.3 million in the prior year period.  Operating income as a percentage of segment revenue was 15.4% in each of the current and prior year periods.
Corporate costs and other. Corporate costs and other increased $10.3 million to $53.9 million for the six months ended June 30, 2017 compared with $43.6 million in the prior year period, primarily due to an increase of $7.7 million in salaries and related benefits due in part to a reduction to an incentive accrual in the prior year period and a $2.1 million legal charge related to a UK matter described above under "SG&A Expense."
Interest Expense, net
Interest expense was $32.0 million in the six month period ended June 30, 2017 compared with $29.7 million in the six months ended June 30, 2016.
Income Tax Expense
We recognized $21.9 million of income tax expense (or 35.7% of pre-tax income) during the six months ended June 30, 2017 compared with $65.7 million (or 36.4% of pre-tax income) for the same period in 2016.
Net Income
As a result of the foregoing, consolidated net income decreased $75.3 million to $39.5 million for the six months ended June 30, 2017 which includes the impact of $19.4 million in non-cash long-lived asset impairments, compared with $114.8 million for the same period in 2016, which includes the impact of $17.9 million in refranchising gains.
Diluted Earnings Per Share
Diluted earnings per share decreased from $1.62 for the six months ended June 30, 2016 to $0.58 for the same period in 2017 due to a decrease to net income of 65.6%.
Liquidity and Capital Resources
We expect to fund our operations through internally generated cash and, if necessary, from borrowings under our $300.0 million Revolving Credit Facility. At June 30, 2017, we had $163.1 million available under the Revolving Credit Facility, after giving effect to $131.0 million of borrowings outstanding and $5.9 million utilized to secure letters of credit. We expect our primary uses of cash in the near future will be for capital expenditures, working capital requirements and debt repayment.
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

Cash Provided by Operating Activities
Cash provided by operating activities decreased by $58.0 million from $130.9 million in the six months ended June 30, 2016 to $72.9 million in the six months ended June 30, 2017. The decrease in cash flow from operations was primarily due to reduced operating performance, lower accounts payable and the impact of recognizing $24.4 million of deferred Gold Card revenue in the first quarter of 2017, the proceeds of which were received in the prior year resulting in an unfavorable change within deferred revenue and other current liabilities. Partially offsetting the decrease in cash flow from operations in the six months ended June 30, 2017 compared with the prior year period were lower inventory receipts.
Cash Used in Investing Activities
Cash used in investing activities was $18.7 million and $20.4 million for the six months ended June 30, 2017 and 2016, respectively, and includes capital expenditures of $20.4 million and $20.8 million.
We expect capital expenditures to be approximately $35 million to $40 million in 2017, which includes investments for store development, IT infrastructure and maintenance. We anticipate funding our 2017 capital requirements with cash flows from operations and, if necessary, borrowings under the Revolving Credit Facility.
Cash Used in Financing Activities
For the six months ended June 30, 2017, cash used in financing activities was $37.1 million, primarily consisting of our April 10, 2017 excess cash flow payment on the Term Loan described above and net borrowings under our Revolving Credit Facility of $4.0 million.
For the six months ended June 30, 2016, cash used in financing activities was $119.3 million, primarily consisting of the repurchase of an aggregate $229.2 million in shares of common stock under the repurchase programs, payments on our Revolving Credit Facility of $40.0 million and dividends paid to stockholders of $28.0 million, partially offset with $182.0 million in borrowings under our Revolving Credit Facility.
Contractual Obligations
During the six months ended June 30, 2017, we made $40.9 million in payments under our term loan facility and net borrowings of $4.0 million under our Revolving Credit Facility. Refer to Item 1, "Financial Statements," Note 5, "Long-Term Debt / Interest Expense" for more information. There have been no other material changes in our contractual obligations as disclosed in the 2016 10-K.
Critical Accounting Estimates
There have been no material changes to the application of critical accounting policies and significant judgments and estimates since those disclosed in our 2016 10-K. As described in Item 1, "Financial Statements," Note 4, "Goodwill and Other Long-lived Assets," we recorded $19.4 million in long-lived asset impairments relating to goodwill and other long-lived assets. The calculation of these charges required the use of judgment and estimates that involve inherent uncertainties.
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
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act has been appropriately recorded, processed, summarized and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our CEO and CFO have concluded that, as of June 30, 2017, our disclosure controls and procedures are effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) that occurred during the last fiscal quarter, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1.   Legal Proceedings
DMAA / Aegeline Claims. Prior to December 2013, we sold products manufactured by third parties that contained derivatives from geranium known as 1,3-dimethylpentylamine/ dimethylamylamine/ 1,3-dimethylamylamine, or "DMAA," which were recalled from our stores in November 2013, and/or Aegeline, a compound extracted from bael trees. As of June 30, 2017 we were named in the following 31 personal injury lawsuits involving products containing DMAA and/or Aegeline:

•
Susan Straub individually and as Administratrix of the Estate of Shane Staub v. USPlabs, LLC and General Nutrition Holdings, Inc, Common Pleas Court of Philadelphia County, Pennsylvania (Case No. 140502403), filed May 20, 2014

•	Justin Carolyne, et al. v. USPlabs, LLC, GNC Corporation, et al. Superior Court of California, County of Los Angeles (Case No. BC508212), filed May 22, 2013

•
Jeremy Reed, Timothy Anderson, Dan Anderson, Nadia Black, et al. v. USPlabs, LLC, et al., GNC, Superior Court for California, County of San Diego (Case No. 37-2013-00074052-CU-PL-CTL), filed November 1, 2013

•
Kenneth Waikiki v. USPlabs, LLC, Doyle, Geissler, USPlabs OxyElite, LLC, et al. and GNC Corporation, et al., United States District Court for the District of Hawaii (Case No. 3-00639 DMK), filed November 21, 2013

•	Nicholas Akau v. USPlabs, LLC, GNC Corporation, et al., United States District Court for the District of Hawaii (Case No. CV 14-00029), filed January 23, 2014

•	Melissa Igafo v. USPlabs, LLC, GNC Corporation, et al., United States District Court for the District of Hawaii (Case No. CV 14-00030), filed January 23, 2013

•	Calvin Ishihara v. USPlabs, LLC, GNC Corporation, et al., United States District Court for the District of Hawaii (Case No. CV 14-00031), filed January 23, 2014

•	Gaye Anne Mattson v. USPlabs, LLC, GNC Corporation, et al., United States District for the District of Hawaii (Case No. CV 14-00032), filed January 23, 2014

•	Thomas Park v. GNC Holdings, Inc., USPlabs, LLC, Superior Court of California, County of San Diego (Case No. 37-2014-110924), filed September 8, 2014

•
Nicholas Olson, Adrian Chavez, Rebecca Fullerton, Robert Gunter, Davina Maes and Edwin Palm v. GNC Corporation, USPlabs, LLC, Superior Court of California, County of Orange (Case No. 2014-00740258) filed August 18, 2014

•
Mereane Carlisle, Charles Paio, Chanelle Valdez, Janice Favella and Christine Mariano v. USPlabs, LLC et al., United states District Court for the District of Hawaii (Case No. CV14-00029), filed January 23, 2014.

•
Nichole Davidson, William Dunlao, Gina Martin, Lee Ann Miranda, Yuka Colescott, Sherine Cortinas, and Shawna Nishimoto v. GNC Corporation and USPlabs, LLC, United States District Court for the District of Hawaii (Case No. 14-cv-00364) filed October 24, 2014

•
Rodney Ofisa, Christine Mosca, Margaret Kawamoto as guardian for Jane Kawamoto (a minor), Ginny Pia, Kimberlynne Tom, Faituitasi Tuioti, Ireneo Rabang, and Tihane Laupola v. GNC Corporation and USPlabs, LLC, United States District Court for the District of Hawaii (Case No. CV14-00365) filed October 24, 2014

•
Palani Pantohan, Deborah Cordiero, J. Royal Kanamu, Brent Pascula, Christie Shiroma, Justan Chun, Kasey Grace and Adam Miyasato v. USPlabs, LLC. et al., United States District Court for the District of Hawaii (Case No. CV14-00366) filed August 15, 2014

•
Keahi Pavao, Derek Kamiya, as personal representative of the Estate of Sonnette Marras, Gary Powell, on behalf of and as conservator for M.P.C.F.S.M., a minor child, R.P.O.C.S.S.M., a minor child, M.P.C.I.H.S.M., a minor child, M.K.C.S.M., a minor child, Michael Soriano, and Lance Taniguchi v. USPlabs, LLC, et al. United States District Court for the District of Hawaii (Case No. 14-cv-00367) filed October 24, 2014

•	Kai Wing Tsui and John McCutchen v. GNC Corporation, USPlabs, LLC, Superior Court of California, County of Los Angeles (Case No. BC559542), filed October 6, 2014

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

•
Alexis Billones, Austin Ashworth, Karen Litre, Nancy Murray, Wendy Ortiz, Edward Pullen, and Corazon Vu v. USPlabs, LLC et al., California Superior Court, Los Angeles County (Case No. BC575264), filed March 13, 2015

•
Asofiafia Morales, Richard Ownes, Lynn Campbell, Joseph Silzgy, Delphone Smith-Dean, Nicole Stroud, Barrett Mincey and Amanda Otten v. USPlabs, LLC et al., California Superior Court, Los Angeles County (Case No. BC575262), filed March 13, 2015

•
Laurie Nadura, Angela Abril-Guthmiller, Sarah Rogers, Jennifer Apes, Ellen Beedie, Edmundo Cruz, and Christopher Almanza v. USPlabs, LLC et al., California Superior Court, Monterey County (Case No. M131321), filed March 13, 2015

•
Cynthia Novida, Demetrio Moreno, Mee Yang, Tiffone Parker, Christopher Tortal, David Patton and Raymond Riley v. USPlabs, LLC et al., California Superior Court, San Diego County (Case No. 37-2015-00008404), filed March 13, 2015

•
Johanna Stussy, Lai Uyeno, Gwenda Tuika-Reyes, Zeng Vang, Kevin Williams, and Kristy Williams v. USPlabs, LLC, et al., California Superior Court, Santa Clara County (Case No. 115CV78045), filed March 13, 2015

•
Natasiri Tali, Tram Dobbs, Mauela Reyna-Perez, Kimberly Turvey, Meagan Van Dyke, Hang Nga Tran, Shea Steard, and Jimmy Tran v. USPlabs, LLC et al., California Superior Court, Los Angeles County (Case No. BC575263), filed March 13, 2015

•
Issam Tnaimou, Benita Rodriguez, Marcia Rouse, Marcel Macy, Joseph Worley, Joanne Zgrezepski, Crystal Franklin, Deanne Fry, and Caron Jones, in her own right, o/b/h Joshua Jones and o/b/o The Estate of James Jones v. USPlabs, LLC et al., California Superior Court, Monterey County (Case No. M131322), filed March 13, 2015

•	Kuulei Hirota v. USPlabs, LLC et al., First Circuit Court, State of Hawaii (Case No. 15-1-0847-05), filed May 1, 2015

•	Roel Vista v. USPlabs, LLC, GNC Corporation et al., California Superior Court, County of Santa Clara (Case No. CV-14-0037), filed January 24, 2014

•	Larry Tufts v. USPlabs, LLC, GNC Corporation et al., Court of Common Pleas for the County of Jasper, South Carolina (Case No. 2016-CP-27-0257), filed June 16, 2016

•
Dominic Little, David Blake Allen, Jeff Ashworth, Naomi Book and Stanley Book as Conservators of the Estate of Justin Book, Martin Sanchez, John Bainter, Rich Wolnik, Brian Norris, Joseph Childs, Jimi Hernandez and Novallie Hill v. USPlabs, LLC, et al., California Superior Court, Los Angeles County (Case No. BC534065), filed January 23, 2014

•
David Ramirez, Michelle Sturgill, Joseph losefa, Yanira Bernal, Jacob Michels, Cynthia Gaona and Tamara Gandara v. USPlabs, LLC, et al., California Superior Court Orange County (Case No. 30-2015-00783256-CU-PL-CXC), filed April 16, 2015

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
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table sets forth information regarding Holdings’ purchases of shares of common stock during the quarter ended June 30, 2017:

Period (1)	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs

April 1 to April 30, 2017	263	$8.37	—	$197,795,011
May 1 to May 31, 2017	—	$—	—	$197,795,011
June 1 to June 30, 2017	111	$7.54	—	$197,795,011
Total	374	$8.03	—

(1)	Other than as set forth in the table above, we made no purchases of shares of Class A common stock for the quarter ended June 30, 2017.

(2)	Includes 374 shares withheld from employees to satisfy minimum tax withholding obligations associated with the vesting of restricted stock during the period.

(3)
In August 2015, the Board approved a $500.0 million multi-year repurchase program in addition to the $500.0 million multi-year program approved in August 2014, bringing the aggregate share repurchase program to $1.0 billion of Holdings' common stock. Holdings has utilized $802.2 million of the current repurchase program. As of June 30, 2017, $197.8 million remains available for purchase under the program.

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

GNC HOLDINGS, INC.
(Registrant)

/s/ Tricia K. Tolivar
Date: July 27, 2017	Tricia K. Tolivar
Chief Financial Officer
(Principal Financial Officer)