Form 10-Q
period 2017-09-30
GNC HOLDINGS, INC.
filed 2017-10-26
CIK 1502034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of October 20, 2017, there were 69,002,867 outstanding shares of Class A common stock, par value $0.001 per share (the “common stock”), of GNC Holdings, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GNC HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(unaudited)
(in thousands)

	September 30, 2017	December 31, 2016
Current assets:
Cash and cash equivalents	$40,118	$34,464
Receivables, net	133,111	129,178
Inventory (Note 3)	534,427	583,212
Prepaid and other current assets	41,683	39,400
Total current assets	749,339	786,254
Long-term assets:
Goodwill (Note 4)	165,231	176,062
Brand name	720,000	720,000
Other intangible assets, net (Note 4)	101,485	111,229
Property, plant and equipment, net (Note 4)	207,578	232,292
Other long-term assets	25,398	30,005
Total long-term assets	1,219,692	1,269,588
Total assets	$1,969,031	$2,055,842
Current liabilities:
Accounts payable	$152,513	$179,933
Revolving credit facility (Note 5)	48,000	—
Current portion of term loan facility (Note 5)	—	12,562
Deferred revenue and other current liabilities	107,176	115,171
Total current liabilities	307,689	307,666
Long-term liabilities:
Long-term debt (Note 5)	1,381,906	1,527,891
Deferred income taxes (Note 11)	248,538	259,203
Other long-term liabilities	55,607	56,129
Total long-term liabilities	1,686,051	1,843,223
Total liabilities	1,993,740	2,150,889
Contingencies (Note 7)
Stockholders’ deficit:
Common stock	115	114
Additional paid-in capital	928,460	922,687
Retained earnings	777,457	716,198
Treasury stock, at cost	(1,725,349)	(1,725,349)
Accumulated other comprehensive loss	(5,392)	(8,697)
Total stockholders’ deficit	(24,709)	(95,047)
Total liabilities and stockholders’ deficit	$1,969,031	$2,055,842

The accompanying notes are an integral part of the consolidated financial statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(unaudited)
(in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

Revenue	$609,469	$627,964	$1,895,301	$1,970,087
Cost of sales, including warehousing, distribution and occupancy	412,663	412,556	1,272,801	1,280,136
Gross profit	196,806	215,408	622,500	689,951
Selling, general, and administrative	150,961	148,392	465,575	430,448
Gains on refranchising	(230)	(383)	(384)	(18,283)
Long-lived asset impairments (Note 4)	3,861	3,045	23,217	3,045
Other loss (income), net (Note 4)	1,769	(539)	274	(441)
Operating income	40,445	64,893	133,818	275,182
Interest expense, net (Note 5)	16,339	15,360	48,300	45,078
Income before income taxes	24,106	49,533	85,518	230,104
Income tax expense (Note 11)	2,643	17,179	24,544	82,907
Net income	$21,463	$32,354	$60,974	$147,197
Earnings per share (Note 8):
Basic	$0.31	$0.47	$0.89	$2.11
Diluted	$0.31	$0.47	$0.89	$2.10
Weighted average common shares outstanding (Note 8):
Basic	68,354	68,190	68,296	69,808
Diluted	68,569	68,315	68,411	69,939
Dividends declared per share	$—	$0.20	$—	$0.60

The accompanying notes are an integral part of the consolidated financial statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

Net income	$21,463	$32,354	$60,974	$147,197
Other comprehensive income (loss):
Foreign currency translation gain (loss)	1,705	(592)	3,305	2,263
Comprehensive income	$23,168	$31,762	$64,279	$149,460

The accompanying notes are an integral part of the consolidated financial statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ (Deficit) Equity
(unaudited)
(in thousands)

	Common Stock		Treasury Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ (Deficit) Equity
	Class A
	Shares	Dollars
Balance at December 31, 2016	68,399	$114	$(1,725,349)	$922,687	$716,198	$(8,697)	$(95,047)
Comprehensive income	—	—	—	—	60,974	3,305	64,279
Dividend forfeitures on restricted stock	—	—	—	—	285	—	285
Restricted stock awards	636	1	—	—	—	—	1
Minimum tax withholding requirements	(32)	—	—	(252)	—	—	(252)
Stock-based compensation	—	—	—	6,025	—	—	6,025
Balance at September 30, 2017	69,003	$115	$(1,725,349)	$928,460	$777,457	$(5,392)	$(24,709)

Balance at December 31, 2015	76,276	$114	$(1,496,180)	$916,128	$1,058,148	$(9,649)	$468,561
Comprehensive income	—	—	—	—	147,197	2,263	149,460
Purchase of treasury stock	(7,926)	—	(229,169)	—	—	—	(229,169)
Dividends declared	—	—	—	—	(41,939)	—	(41,939)
Exercise of stock options	23	—	—	343	—	—	343
Restricted stock awards	72	—	—	—	—	—	—
Minimum tax withholding requirements	(47)	—	—	(1,126)	—	—	(1,126)
Net excess tax benefits from stock-based compensation	—	—	—	(742)	—	—	(742)
Stock-based compensation	—	—	—	7,191	—	—	7,191
Balance at September 30, 2016	68,398	$114	$(1,725,349)	$921,794	$1,163,406	$(7,386)	$352,579

The accompanying notes are an integral part of the consolidated financial statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine months ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$60,974	$147,197
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	43,688	43,547
Amortization of debt costs	9,893	9,419
Stock-based compensation	6,025	7,191
Long-lived asset impairments	23,217	3,045
Gains on refranchising	(384)	(18,283)
Changes in assets and liabilities:
Decrease in receivables	1,204	3,519
Decrease (Increase) in inventory	43,468	(71,760)
(Increase) in prepaid and other current assets	(2,502)	(5,342)
(Decrease) Increase in accounts payable	(19,732)	35,700
(Decrease) Increase in deferred revenue and accrued liabilities	(18,769)	13,515
Other operating activities	2,486	1,999
Net cash provided by operating activities	149,568	169,747

Cash flows from investing activities:
Capital expenditures	(26,210)	(35,368)
Refranchising proceeds	3,410	30,306
Store acquisition costs	(1,930)	(1,918)
Net cash used in investing activities	(24,730)	(6,980)

Cash flows from financing activities:
Borrowings under revolving credit facility	177,500	197,000
Payments on revolving credit facility	(256,500)	(103,000)
Payments on term loan facility	(40,853)	(3,412)
Debt issuance costs	—	(1,712)
Proceeds from exercise of stock options	—	343
Gross excess tax benefit from stock-based compensation	—	162
Minimum tax withholding requirements	(252)	(1,126)
Cash paid for treasury stock	—	(229,169)
Dividends paid to shareholders	—	(41,613)
Net cash used in financing activities	(120,105)	(182,527)

Effect of exchange rate changes on cash and cash equivalents	921	501
Net increase (decrease) in cash and cash equivalents	5,654	(19,259)
Beginning balance, cash and cash equivalents	34,464	56,462
Ending balance, cash and cash equivalents	$40,118	$37,203

The accompanying notes are an integral part of the consolidated financial statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES
Supplemental Cash Flow Information
(unaudited)
(in thousands)

	As of September 30,
	2017	2016
Non-cash investing activities:
Accrued capital expenditures	$2,141	$3,432
Receivable related to sale of Lucky Vitamin	7,117	—

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
The Company is vertically integrated as its operations consist of purchasing raw materials, formulating and manufacturing products and selling the finished products through its three reportable segments, U.S. and Canada, International, and Manufacturing / Wholesale. Corporate retail store operations are located in the United States, Canada, Puerto Rico, China and Ireland. In addition, the Company offers products on the internet through GNC.com, third-party websites and LuckyVitamin.com, the assets of which were sold on September 30, 2017 (see Note 4, "Goodwill and Other Long-Lived Assets" for more information). Franchise locations exist in the United States and approximately 50 other countries. The Company operates its primary manufacturing facility in South Carolina and distribution centers in Arizona, Indiana, Pennsylvania and South Carolina. The Company manufactures approximately half of its branded products and merchandises various third-party products. Additionally, the Company licenses the use of its trademarks and trade names.
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
Recently Adopted Accounting Pronouncements
In January 2017, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2017-04, which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the new guidance, an entity will recognize an impairment charge for the amount by which the carrying value exceeds the fair value. This standard is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company has adopted this ASU in the second quarter of 2017. Refer to Note 4, "Goodwill and Other Long-Lived Assets" for a description of the goodwill impairment recorded within the Company's Lucky Vitamin reporting unit in the second quarter of 2017.
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
In November 2015, the FASB issued ASU 2015-17, which requires an entity to classify deferred tax assets and liabilities as noncurrent on the balance sheet. This standard is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2016. The Company has adopted this ASU during the first quarter of fiscal 2017, with retrospective application. The Company reclassified $12.9 million of current deferred income tax assets formerly presented within total current assets as a $12.8 million reduction to deferred income taxes presented within total long-term liabilities and a $0.1 million increase to other long-term assets at December 31, 2016 on the Consolidated Balance Sheet to conform to the current year presentation.
In July 2015, the FASB issued ASU 2015-11, which requires an entity that determines the cost of inventory by methods other than last-in, first-out and the retail inventory method to measure inventory at the lower of cost and net realizable value. This standard is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2016. Accordingly, the Company has adopted this ASU in the first quarter of 2017, which did not have a material effect on the Company’s Consolidated Financial Statements.
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
The Company does not believe the standard will impact its recognition of point-of-sale revenue in company-owned stores, most wholesale sales, royalties and sublease revenue, together which account for approximately 90%

of the Company’s revenue. While the Company continues to assess the potential impact of the new standard, management believes the following revenue transactions will be impacted. The new standard is not expected to have any impact on the timing or classification of the Company’s cash flows as reported in the Consolidated Statement of Cash Flows.
Franchise fees. The Company's current accounting policy for franchise fees and license fees received for new store openings and renewals is to recognize these fees when earned per the contract terms, which is when a new store opens or at the start of a new term. In accordance with the new guidance, these fees will be deferred and recognized over the applicable license term as the Company satisfies the performance obligation of granting the customer access to the rights of the Company’s intellectual property. This change will impact all of the Company’s reportable segments. In addition, franchise fees received as part of a sale of a company-owned store to a franchisee will be recorded as described above as part of revenue and will no longer be presented as part of gains on refranchising. The Company does not anticipate the impact of this change to be material to the Company’s Consolidated Statement of Income. The Company expects to have a larger deferred revenue amount on the Consolidated Balance Sheet in future periods after adoption of the new standard as a result of this change.
Cooperative advertising and other franchise support fees. The Company currently classifies advertising and other franchise support fees received from domestic franchisees as a reduction to selling, general and administrative expense. In accordance with the new guidance, these fees will be required to be classified as revenue within the U.S. and Canada segment. The new standard is not expected to have an impact on the timing of recognition of this income or on the Company’s Consolidated Balance Sheet.
Specialty manufacturing. The Company currently recognizes revenue for products manufactured and sold to customers at a point in time when risk of loss, title and insurable risks have transferred to the customer, net of estimated returns and allowances. Under the new standard, revenue is required to be recognized over time as manufacturing occurs if the customized goods have no alternative use to the manufacturer, and the manufacturer has an enforceable right to payment for performance completed to date. This change will impact contract manufacturing sales to third-parties recorded in the Manufacturing / Wholesale segment and to a lesser extent, a portion of sales recorded in the International segment to international franchisees for certain country specific product formulations produced by the Company. The Company does not anticipate the impact of this change will be material to the Company’s Consolidated Statement of Income. The Company will record a reduction to inventory as applicable custom manufacturing services are completed with a corresponding contract asset including the applicable markup recorded within other current assets on the Consolidated Balance Sheet.
E-Commerce revenues. The Company currently records revenue to its e-commerce customers upon delivery. Under the new guidance, the Company expects to recognize revenue upon shipment based on meeting the transfer of control criteria. The Company expects to make a policy election to treat shipping and handling as costs to fulfill the contract, and as a result, any fees received from customers will be included in the transaction price allocated to the performance obligation of providing goods with a corresponding amount accrued within cost of sales for amounts paid to applicable carriers. The new standard is not expected to have a material impact on the timing of recognition of this income or on the Company’s Consolidated Balance Sheet.
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

NOTE 3.  INVENTORY
The net realizable value of inventory consisted of the following:

	September 30, 2017	December 31, 2016
	(in thousands)
Finished product ready for sale (*)	$454,032	$509,209
Work-in-process, bulk product and raw materials (*)	73,757	67,275
Packaging supplies	6,638	6,728
Inventory	$534,427	$583,212

(*) The prior year December 31, 2016 balances have been revised for an $18.0 million correction in classification of certain amounts between finished product ready for sale and work-in-process, bulk product and raw materials. The correction had no impact on total inventory.

NOTE 4. GOODWILL AND OTHER LONG-LIVED ASSETS
Lucky Vitamin
Second Quarter 2017 Impairment Charge
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

The Company determined the fair value of the Lucky Vitamin reporting unit using a discounted cash flow method (income approach) and a guideline company method (market approach), each of which took into account the expectations regarding the potential strategic alternatives for the Lucky Vitamin business being explored in the second quarter of 2017. The key assumptions used under the income approach included, but were not limited to, the following:

•
Future cash flow assumptions - The Company's projections for Lucky Vitamin were based on organic growth and were derived from historical experience and assumptions regarding future growth and profitability trends. The Company's analysis incorporated an assumed period of cash flows of 8 years with a terminal value.

•
Discount rate - The discount rate was based on Lucky Vitamin’s estimated weighted average cost of capital ("WACC"). The components of WACC are the cost of equity and the cost of debt, each of which requires judgment by management to estimate. The Company developed its cost of equity estimate based on perceived risks and predictability of future cash flows. At June 30, 2017, the WACC used to estimate the fair value of the Lucky Vitamin reporting unit was 18.0%.

As a result of the review, the Company concluded that the carrying value of the Lucky Vitamin reporting unit exceeded its fair value, which resulted in a non-cash goodwill impairment charge of $11.5 million being recorded in the second quarter of 2017. There was no remaining goodwill balance on the Lucky Vitamin reporting unit after the impact of this charge.
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
All of the aforementioned non-cash charges totaling $19.4 million are recorded in long-lived asset impairments in the Consolidated Statement of Income within the U.S. and Canada segment and together with the asset impairment charges described below recorded in the current quarter resulted in total long-lived asset impairments of $23.2 million in the nine months ended September 30, 2017.
Asset Sale
The Company completed an asset sale of Lucky Vitamin on September 30, 2017, resulting in a loss of $1.7 million recorded within other loss, net on the Consolidated Statement of Income consisting of the net assets sold subtracted from the purchase price of $7.1 million and fees paid to a third-party. The proceeds were received in October 2017.
Other Long-Lived Asset Impairments
Management evaluated its property, plant and equipment and recorded $3.9 million in long-lived asset impairment charges in the quarter ended September 30, 2017 within the U.S. and Canada segment. This impairment related to certain of the Company's under-performing stores and the impact of Hurricane Maria on the Company's stores located in Puerto Rico. For individual under-performing stores, the impairment test was performed at the individual store level as this is the lowest level which identifiable cash flows are largely independent of other groups of assets and liabilities. Under-performing stores were generally defined as those with historical and expected future losses or stores that management intends on closing in the near term. If the undiscounted estimated cash flows were less than the carrying value of the asset group, an impairment charge was calculated by subtracting the estimated fair value of property and equipment from its carrying value. Fair value was estimated using a discounted cash flow method (income approach) utilizing the undiscounted cash flows computed in the first step of the test.

Goodwill Roll-Forward
The following table summarizes the Company's goodwill activity by reportable segment:

	U.S. and Canada	International	Manufacturing / Wholesale	Total
	(in thousands)
Goodwill at December 31, 2016:
Gross	$401,359	$42,994	$202,841	$647,194
Accumulated impairments	(380,644)	—	(90,488)	(471,132)
Goodwill	20,715	42,994	112,353	176,062
2017 Activity:
Impairment	(11,464)	—	—	(11,464)
Translation effect of exchange rates	—	633	—	633
Total 2017 activity	(11,464)	633	—	(10,831)
Balance at September 30, 2017:
Gross	401,359	43,627	202,841	647,827
Accumulated impairments	(392,108)	—	(90,488)	(482,596)
Goodwill	$9,251	$43,627	$112,353	$165,231
Intangible Assets
The following table reflects the gross carrying amount and accumulated amortization for each major definite-lived intangible asset:

	Weighted- Average Life	September 30, 2017			December 31, 2016
		Cost	Accumulated Amortization	Carrying Amount	Cost	Accumulated Amortization	Carrying Amount
		(in thousands)
Retail agreements	30.3	$31,000	$(11,250)	$19,750	$31,000	$(10,460)	$20,540
Franchise agreements	25.0	70,000	(29,517)	40,483	70,000	(27,417)	42,583
Manufacturing agreements	25.0	70,000	(29,517)	40,483	70,000	(27,417)	42,583
Other intangibles	6.8	673	(347)	326	10,201	(5,467)	4,734
Franchise rights	3.0	7,486	(7,043)	443	7,486	(6,697)	789
Total		$179,159	$(77,674)	$101,485	$188,687	$(77,458)	$111,229
The following table represents future amortization expense of definite-lived intangible assets at September 30, 2017:

Years ending December 31,	Estimated amortization expense
(in thousands)

2017 (remainder)	$1,770
2018	6,964
2019	6,823
2020	6,760
2021	6,726
Thereafter	72,442
Total	$101,485

NOTE 5.  LONG-TERM DEBT / INTEREST EXPENSE
Long-term debt consisted of the following:

	September 30, 2017	December 31, 2016
	(in thousands)
Term Loan Facility (net of $1.1 million and $1.6 million discount)	$1,130,148	$1,170,486
Revolving Credit Facility	48,000	127,000
Notes	253,330	245,273
Debt issuance costs	(1,572)	(2,306)
Total debt	1,429,906	1,540,453
Less: current maturities	(48,000)	(12,562)
Long-term debt	$1,381,906	$1,527,891
Senior Credit Facility
The Company maintains a $1.1 billion term loan facility that matures in March 2019 (the "Term Loan Facility") and a $300.0 million revolving credit facility that matures in September 2018 (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Senior Credit Facility”).
At September 30, 2017 and December 31, 2016, the interest rate under the Term Loan Facility was 3.7% and 3.3%, respectively. The Revolving Credit Facility had a weighted average interest rate of 3.7% and 2.7% at September 30, 2017 and December 31, 2016, respectively. The Company is also required to pay an annual fee of 2.75% on outstanding letters of credit and an annual commitment fee of 0.5% on the undrawn portion of the Revolving Credit Facility.
At September 30, 2017, the Company had $246.1 million available under the Revolving Credit Facility, after giving effect to $48.0 million of borrowings outstanding and $5.9 million utilized to secure letters of credit. Based on the results for the year ended December 31, 2016, the ratio on the Company's Consolidated Net Senior Secured Leverage Ratio required an excess cash flow payment on the outstanding term loan debt. On April 10, 2017, the Company made the excess cash flow payment totaling $39.7 million, of which $28.2 million was paid with borrowings on the Revolving Credit Facility and $11.5 million was paid with cash on hand.
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
Convertible Debt
The Company maintains a $287.5 million principal amount of 1.5% convertible senior notes due in 2020 (the "Notes"). The Notes consisted of the following:

	September 30, 2017	December 31, 2016
	(in thousands)
Liability component
Principal	$287,500	$287,500
Conversion feature	(30,023)	(37,179)
Discount related to debt issuance costs	(4,147)	(5,048)
Net carrying amount	$253,330	$245,273

Interest Expense
Interest expense consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands)
Senior Credit Facility:
Term Loan Facility coupon	$10,803	$9,753	$30,509	$29,076
Revolving Credit Facility	1,188	1,359	3,982	3,420
Amortization of discount and debt issuance costs	550	591	1,800	1,775
Total Senior Credit Facility	12,541	11,703	36,291	34,271
Notes:
Coupon	1,078	1,078	3,210	3,234
Amortization of conversion feature	2,422	2,294	7,156	6,778
Amortization of discount and debt issuance costs	321	290	938	845
Total Notes	3,821	3,662	11,304	10,857
Other	(23)	(5)	705	(50)
Interest expense, net	$16,339	$15,360	$48,300	$45,078

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
The carrying amounts of cash and cash equivalents, receivables, accounts payable, accrued liabilities and the Revolving Credit Facility approximate their respective fair values. Based on the interest rates currently available and their underlying risk, the carrying value of franchise notes receivable recorded in prepaid and other current assets and other long-term assets approximates its fair value.
The carrying value and estimated fair value of the Term Loan Facility, net of discount, and Notes (net of the equity component classified in stockholders' equity and discount) were as follows:

	September 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Term Loan Facility	$1,130,148	$1,084,942	$1,170,486	$1,100,257
Notes	253,330	187,464	245,273	185,794
The fair value of the Term Loan Facility was determined using the instrument’s trading value in markets that are not active, which are considered Level 2 inputs. The fair value of the Notes was determined based on quoted market prices and bond terms and conditions, which are considered Level 2 inputs.

As described in Note 4, "Goodwill and Other Long-lived Assets," the Company recorded non-cash long-lived asset impairments in the current year period within its U.S. and Canada segment. These impairments resulted in goodwill, intangible assets and property and equipment for the Lucky Vitamin reporting unit as of June 30, 2017, and property and equipment for certain of the Company's stores as of September 30, 2017, being measured at fair value on a non-recurring basis, which utilized a significant number of unobservable Level 3 inputs, such as future cash flow assumptions.
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
Litigation
DMAA / Aegeline Claims.  Prior to December 2013, the Company sold products manufactured by third parties that contained derivatives from geranium known as 1.3-dimethylpentylamine/ dimethylamylamine/ 13-dimethylamylamine, or "DMAA," which were recalled from the Company's stores in November 2013, and/or Aegeline, a compound extracted from bael trees. As of September 30, 2017, the Company was named in 32 personal injury lawsuits involving products containing DMAA and/or Aegeline.
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

California Wage and Break Claims. On February 29, 2012, former Senior Store Manager, Elizabeth Naranjo, individually and on behalf of all others similarly situated, sued General Nutrition Corporation ("GNC") in the Superior Court of the State of California for the County of Alameda. The complaint contains eight causes of action, alleging, among other matters, meal, rest break and overtime violations for which indeterminate money damages for wages, penalties, interest, and legal fees are sought. As of September 30, 2017, an immaterial liability has been accrued in the accompanying financial statements. The Company intends to conduct further discovery and file a motion to decertify the class action prior to trial, which is scheduled for July 2018.
Pennsylvania Fluctuating Workweek. On September 18, 2013, Tawny Chevalier and Andrew Hiller commenced a class action in the Court of Common Pleas of Allegheny County, Pennsylvania. Plaintiff asserted a claim against the Company for a purported violation of the Pennsylvania Minimum Wage Act (PMWA), challenging the Company’s utilization of the “fluctuating workweek” method to calculate overtime compensation, on behalf of all employees who worked for the Company in Pennsylvania and who were paid according to the fluctuating workweek method. In October 2014, the Court entered an order holding that the use of the fluctuating workweek method violated the PMWA. In September 2016, the Court entered judgment in favor of Plaintiffs and the class related to damages and ultimately legal fees for a combined immaterial amount, which has been accrued in the accompanying interim Consolidated Financial Statements. The Company appealed from the adverse judgment. The Superior Court held oral argument on the appeal in September 2017 but has not announced a decision.
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
Oregon Attorney General. On October 22, 2015, the Attorney General for the State of Oregon sued GNC in Multnomah County Circuit Court for alleged violations of Oregon’s Unlawful Trade Practices Act, in connection with its sale in Oregon of certain third-party products. The Company is vigorously defending itself against these allegations. Along with its Amended Answer and Affirmative Defenses, the Company filed a counterclaim for declaratory relief, asking the court to make certain rulings in favor of the Company. USPlabs, LLC and SK Laboratories have been joined to the case as defendants to the Company's counterclaim but have yet to enter an appearance. In September 2017, SK Laboratories filed a motion to dismiss for lack of personal jurisdiction. USP Laboratories also filed a motion to dismiss for improper venue or in the alternative motion to stay the litigation pending the criminal trial of USPlabs. The Company is contesting both motions, which are pending. As any losses that may arise from this matter are not probable or reasonably estimable at this time, no liability has been accrued in the accompanying Consolidated Financial Statements. Moreover, the Company does not anticipate that any such losses are likely to have a material impact on the Company, its business or results of operations. The Company is contractually entitled to indemnification and defense by its third-party vendors. Ultimately, however, the Company's ability to obtain full recovery in respect of any such claims against it is dependent upon the creditworthiness of its vendors and/or their insurance coverage and the absence of any significant defenses available to their insurers.
Holland and Barrett License Litigation. On September 18, 2014, the Company's wholly-owned affiliate General Nutrition Investment Company ("GNIC") commenced proceedings in the UK High Court to determine if the license agreement from March 2003 between GNIC and Holland & Barrett International Ltd and Health and Diet Centers Ltd. (“Defendants”) was validly terminated. GNIC alleged that termination of the entire agreement was warranted due to several material breaches by Defendants, and that the agreement should be terminated related to five licensed GNC trademarks for lack of use for more than five years. On April 7, 2017, the Court issued its judgment that found that GNIC's notice of termination was invalid and while there were several breaches of the agreement, none were sufficiently material to justify termination. Under UK procedural rules, GNIC is required to pay some portion of Defendant’s legal costs. As a result, the Company recorded a charge of $2.1 million in the first quarter of 2017.
E-Commerce Pricing Matters.  In April 2016, Jenna Kaskorkis, et al. filed a complaint against General Nutrition Centers, Inc. followed by similar cases brought forth by Ashley Gennock in May 2016 and Kenneth Harrison in December

2016.  Plaintiffs allege that the Company's promotional pricing on its website was misleading and did not fairly represent promotions based on average retail prices over a trended period of time being consistent with prices advertised as promotional.  The Company attended a mediation with counsel for all plaintiffs and has reached tentative agreement in the third quarter of 2017 on many of the key terms of a settlement. The matters have been effectively stayed while the parties remain in discussions. The Company currently expects any settlement to be in a form that does not require the recording of a contingent liability, except an immaterial amount the Company has accrued in the accompanying financial statements in the third quarter of 2017.
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
Environmental Compliance
In March 2008, the South Carolina Department of Health and Environmental Control (the "DHEC") requested that the Company investigate contamination associated with historical activities at its South Carolina facility. These investigations have identified chlorinated solvent impacts in soils and groundwater that extend offsite from the facility. The Company entered into a Voluntary Cleanup Contract with the DHEC regarding the matter on September 24, 2012. Pursuant to such contract, the Company completed additional investigations with the DHEC's approval. The Company installed and began operating a pilot vapor extraction system under a portion of the facility in the second half of 2016, which was an immaterial cost to the Company, with DHEC’s approval to assess the effectiveness of such a remedial system. The DHEC requested that the Company provide a work plan for continued monitoring of such system and the contamination, which was sent to the DHEC in September 2017 for approval. At this stage of the investigation, however, it is not possible to estimate the timing and extent of any additional remedial action that may be required, the ultimate cost of remediation, or the amount of the Company's potential liability; therefore no liability has been recorded in the accompanying interim Consolidated Balance Sheet.
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
NOTE 8. EARNINGS PER SHARE
The following table represents the Company's basic and dilutive weighted-average shares:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands)
Basic weighted average shares	68,354	68,190	68,296	69,808
Effect of dilutive stock-based compensation awards	215	125	115	131
Diluted weighted average shares	68,569	68,315	68,411	69,939
The following awards were not included in the computation of diluted EPS because the impact of applying the treasury stock method was antidilutive or because certain conditions have not been met with respect to the Company's performance and market-based awards.

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands)
Antidilutive:
Time-based	2,381	1,120	2,179	1,011
Market-based	—	—	—	56
Contingently issuable:
Performance-based	62	130	67	133
Market-based	387	167	416	112
Total stock-based awards excluded from diluted EPS	2,830	1,417	2,662	1,312
The Company has the intent and ability to settle the principal portion of its Notes in cash, and as such, has applied the treasury stock method, which has resulted in all underlying convertible shares being anti-dilutive as the Company's average stock price in the current quarter is less than the conversion price.
NOTE 9.  STOCK-BASED COMPENSATION PLANS

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

Both plans have provisions allowing for the granting of stock options, restricted stock and other stock-based awards and are available to eligible employees, directors, consultants or advisers as determined by the Compensation Committee. The Company will not grant any additional awards under the 2007 Stock Plan. Up to 11.5 million shares of common stock may be issued under the 2015 Stock plan (subject to adjustment to reflect certain transactions and events specified in the 2015 Stock Plan for any award grant), of which 4.2 million shares remain available for issuance as of September 30, 2017.

Non-Plan Inducement Awards
On September 11, 2017, in connection with the appointment of the Company's new Chief Executive Officer, Kenneth A. Martindale, the Company made the following non-plan inducement awards:

•	"make-whole" restricted stock awards consisting of the following:

◦
$600,000, which are 67,000 fully vested restricted shares with transfer restrictions that lapse on the earliest to occur of a Change in Control of GNC, the third anniversary of grant or death, disability or other separation from service for any reason;

◦
$950,000, which are 106,000 unvested restricted shares scheduled to vest on December 29, 2017 subject to acceleration to cover any applicable income and payroll tax withholding resulting from the recognition of ordinary income pursuant to a Section 83(b) election (“Section 83(b) Tax Liability”); and

◦
$1,200,000, which are 134,000 unvested restricted shares scheduled to vest in three equal installments on each of the first three anniversaries of grant subject to acceleration to cover any applicable Section 83(b) Tax Liability; and

•
time-vested awards consisting of 212,000 restricted shares and 519,000 stock options in the amount of $1,900,000 each, which are scheduled to vest in three equal installments on each of the first three anniversaries of grant.

The Company recorded $1.8 million in stock-based compensation in the quarter ended September 30, 2017, primarily relating to the make-whole awards, which includes the impact of acceleration of vesting associated with the Section 83(b) election that together with executive recruitment and other expenses resulted in a $2.8 million charge in the current quarter recorded within selling, general and administrative expense on the accompanying Consolidated Statement of Income.
Stock-Based Compensation Activity
The following table sets forth a summary of all stock-based compensation awards outstanding:

	September 30, 2017	December 31, 2016
	(in thousands)
Time-based stock options	2,680	914
Time-based restricted stock awards	1,137	312
Performance-based restricted stock awards	62	101
Market-based restricted stock awards	387	166
Total	4,266	1,493

During the nine months ended September 30, 2017, the Company granted the following stock-based compensation awards:

(in thousands)
Time-based stock options	2,298
Time-based restricted stock awards	1,295
Market-based restricted stock awards	365
Total	3,958

Time-based stock options vest 25% per year over a period of four years except for the non-plan inducement awards as explained above and the fair value was determined using the Black-Scholes model. Key assumptions used for the options granted during the current year period include a dividend of 0%, an expected term of approximately 6 years, volatility between 38.2% and 40.8%, and a risk-free rate between 1.77% and 2.10%. Time-based restricted stock awards vest one-third per year over a period of three years.

Market-based awards vest at the end of a three-year period based upon total shareholder return compared with that of a selected group of peer companies. Total shareholder return is defined as share price appreciation plus the value of dividends paid during the three-year vesting period. Fair value of these awards was determined using a Monte Carlo simulation, which requires various inputs and assumptions, including the Company's common stock price. Compensation cost for these awards is recognized regardless of whether the market condition is achieved. Vested shares may range from 0% to 200% of the original target. Key assumptions used in the Monte Carlo simulation for the awards granted during the year include average peer group volatility of 34.6% and a risk-free rate of 1.46%.

The above awards granted during the nine months ended September 30, 2017 will result in compensation expense of $19.0 million, net of expected forfeitures, over the service period from the applicable grant date through the date of vesting.

The Company recognized $3.3 million and $4.2 million of total non-cash stock-based compensation expense for the three months ended September 30, 2017 and 2016, respectively, and $6.0 million and $7.2 million for the nine months ended September 30, 2017 and 2016. At September 30, 2017, there was approximately $19.1 million of total unrecognized compensation cost related to non-vested stock-based compensation, net of expected forfeitures, for all awards previously made that are expected to be recognized over a weighted-average period of approximately 1.8 years.
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

NOTE 10.  SEGMENTS
The Company aggregates its operating segments into three reportable segments, which include U.S. and Canada, International and Manufacturing / Wholesale. The Company fully allocates warehousing and distribution costs to its reportable segments. The Company's chief operating decision maker evaluates segment operating results based primarily on performance indicators, including revenue and operating income. Operating income of each reportable segment excludes certain items that are managed at the consolidated level, such as corporate costs. The Manufacturing / Wholesale segment manufactures and sells products to the U.S. and Canada and International segments at cost with a markup, which is eliminated at consolidation. Included in the U.S. and Canada segment are non-cash long-lived asset impairments of $23.2 million recorded during the nine months ended September 30, 2017, as well as gains on refranchising of $18.3 million recorded in the nine months ended September 30, 2016.
The following table represents key financial information for each of the Company's reportable segments:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands)
Revenue:
U.S. and Canada	$507,108	$525,505	$1,603,447	$1,671,048
International	49,057	41,118	132,105	121,037
Manufacturing / Wholesale:
Intersegment revenues	58,037	53,016	175,335	172,603
Third party	53,304	61,341	159,749	178,002
Subtotal Manufacturing / Wholesale	111,341	114,357	335,084	350,605
Total reportable segment revenues	667,506	680,980	2,070,636	2,142,690
Elimination of intersegment revenues	(58,037)	(53,016)	(175,335)	(172,603)
Total revenue	$609,469	$627,964	$1,895,301	$1,970,087
Operating income:
U.S. and Canada	$29,730	$65,292	$112,336	$256,142
International	16,768	14,676	46,908	41,428
Manufacturing / Wholesale	19,505	17,395	53,989	53,719
Total reportable segment operating income	66,003	97,363	213,233	351,289
Unallocated corporate costs and other	(25,558)	(32,470)	(79,415)	(76,107)
Total operating income	40,445	64,893	133,818	275,182
Interest expense, net	16,339	15,360	48,300	45,078
Income before income taxes	$24,106	$49,533	$85,518	$230,104

NOTE 11.  INCOME TAXES
The Company recognized $2.6 million of income tax expense (or 11.0% of pre-tax income) during the three months ended September 30, 2017 compared with $17.2 million (or 34.7% of pre-tax income) in the prior year quarter. The Company recognized $24.5 million of income tax expense (or 28.7% of pre-tax income) during the nine months ended September 30, 2017 compared with $82.9 million (or 36.0% of pre-tax income) for the same period in 2016. The Company's tax rate is based on income, statutory tax rates and tax planning opportunities available in the jurisdictions in which it operates. The effective tax rate in the current quarter was significantly impacted by a reduction to a valuation allowance resulting in a deferred tax benefit of $6.0 million. The valuation allowance was adjusted based on a change in circumstances which caused a change in judgment about the realizability of a deferred tax asset related to net operating losses.
At September 30, 2017 and December 31, 2016, the Company had $5.4 million and $6.5 million of unrecognized tax benefits, respectively, excluding interest and penalties, which if recognized, would affect the effective tax rate. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company accrued $1.9 million at September 30, 2017 and December 31, 2016 for potential interest and penalties associated with uncertain tax positions. To the extent interest and penalties are not assessed with respect to the ultimate settlement of uncertain tax positions, amounts previously accrued will be reversed as a reduction to income tax expense.
Holdings files a consolidated federal tax return and various consolidated and separate tax returns as prescribed by the tax laws of the state, local and international jurisdictions in which it and its subsidiaries operate. The statutes of limitation for the Company’s U.S. federal income tax returns are closed for years through 2013. The Company has various state and local jurisdiction tax years open to possible examination (the earliest open period is 2011), and the Company also has certain state and local tax filings currently under audit.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q. The following information presented for the three and nine months ended September 30, 2017 and 2016 was prepared by management, is unaudited, and was derived from our unaudited Consolidated Financial Statements and accompanying notes. In the opinion of management, all adjustments necessary for a fair statement of our financial position and operating results for such periods and as of such dates have been included.

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
Consequently, forward-looking statements should be regarded solely as our current plans, estimates and beliefs. You should not place undue reliance on forward-looking statements. We cannot guarantee future results, events, levels of activity, performance or achievements. The forward-looking statements included in this Quarterly Report on Form 10-Q are made as of the date of this filing. We do not undertake and specifically decline any obligation to update, republish or revise forward-looking statements to reflect future events or circumstances or to reflect the occurrences of unanticipated events.
Business Overview
We are a global specialty retailer of health, wellness and performance products, including protein, performance supplements, weight management supplements, vitamins, herbs and greens, wellness supplements, health and beauty, food and drink and other general merchandise. We derive our revenues principally from: product sales through our company-owned stores; the internet through our websites, GNC.com and LuckyVitamin.com, the assets of which were sold on September 30, 2017, as well as third-party websites; domestic and international franchise activities; and sales of products manufactured in our facility to third parties. We sell products through a worldwide network of approximately 9,000 locations operating under the GNC brand name.
We believe the competitive strengths that position us as a leader in the specialty nutritional supplement space include our: well-recognized brand; stable base of long-term customers; geographically diverse store base; vertically integrated operations; and differentiated service model designed to enhance the customer experience.
Our Current Strategy
Management is focused on the following three key areas to move the business forward:

•	Loyalty programs. As of October 25, 2017, we had 9.6 million members in our myGNC Rewards program, of which 585,000 members were enrolled in our PRO Access program.

•
Increasing average transaction amount. We noted positive comparable same store transactions of 12.4% in the third quarter of 2017 for company-owned stores and GNC.com and positive same store sales of 1.3%. We are focused on improving average transaction amount through associate training and merchandising in order to continue to increase same store sales in the fourth quarter of 2017 and beyond.

•
Proprietary products and innovation capabilities. We believe that product innovation is critical to our growth, brand image superiority and competitive advantage. Through market research, interactions with customers and partnerships with leading industry vendors, we work to identify shifting consumer trends that can inform our product development process. We believe that our brand portfolio of proprietary products, which are available in our stores, on GNC.com and Amazon.com, advances GNC's brand presence and our general reputation as a leading retailer of health and wellness products. Year-to-date we have had successful launches of both proprietary products, including our Beyond Raw line, and third-party exclusive products.
In addition, we have taken steps to improve the customer experience. We are continuing to work on improvements in product availability and the in-store shopping experience. We are investing in our online and omnichannel capabilities to better meet consumer demand without regard to the place and time a customer is interested in GNC. We believe that developing the capability to leverage all of our sales channels to deliver a consistent and high-quality customer experience will differentiate us from other competitors, particularly online-only options. Our store base is a competitive advantage over online-only competitors especially as we continue to develop our in-store associates to deliver thoughtful assistance throughout the shopping experience. Specifically, we have been focused on the following:

•
We made significant changes in our e-commerce pricing and promotion strategy in August 2016, which eliminated channel conflict and bulk sales. These changes allowed GNC to successfully launch on Amazon (sales from which are included in the GNC.com business unit) in January 2017, which continues to outperform expectations. In addition, the recently completed re-platforming of the website from a third-party to a cloud-based solution provides more flexibility and control for new features and enhancements including advanced personalization capability, improved merchandising and opportunity for omnichannel expansion, which is creating the ability to better optimize the e-commerce business;

•
During the first quarter of 2017, we completed the roll-out of new point-of-sale terminals and tablets to all of our company-owned U.S. stores to address issues regarding speed of transactions and to support back-office needs and functionality;

•
Technology, training and incentives for store associates have been refocused on loyalty, building basket, and growing our proprietary GNC brand. For example, the tablets can now be used by store associates to enroll customers into the loyalty programs and facilitate product recommendations supporting customer regimens; and

•
Supply chain focus has been reducing overall enterprise inventory including lower weeks of supply while maintaining in-stocks. Our focus has been to reduce lead time, address slow moving items, and strengthen our forecasting practices.  Additional focus has also been placed on consistency of in-stocks across all channels and testing store service improvements. Our inventory decreased from $574.7 million at June 30, 2017 to $534.4 million at September 30, 2017. Going forward, management sees ongoing opportunity to optimize inventory.

Key Performance Indicators
The primary key performance indicators that senior management focuses on include revenue and operating income for each segment, which are discussed in detail within "Results of Operations", as well as same store sales growth.
As fully defined below, we have clarified the definition of same store sales in the first quarter of 2017, which now excludes sales from our membership programs, including the Gold Card program discontinued in the U.S. in December 2016 and the new loyalty PRO Access program launched in connection with the One New GNC. Same store sales will now include only product sales. The table below presents the key components of same store sales.

	2017			2016
U.S. Company-Owned Same Store Sales, including GNC.com	Q1 3/31	Q2 6/30	Q3 9/30	Q1 3/31	Q2 6/30	Q3 9/30
Total same store sales	(3.9)%	(0.9)%	1.3%	(2.3)%	(3.9)%	(8.6)%
Drivers of same store sales:
Number of transactions	9.3%	12.3%	12.4%	(4.1)%	(5.5)%	(6.6)%
Average transaction amount	(12.1)%	(11.8)%	(9.9)%	1.8%	1.7%	(2.2)%
Contribution to same store sales:
Domestic retail same store sales	(3.6)%	(0.5)%	(1.2)%	(1.9)%	(3.4)%	(6.5)%
GNC.com contribution to same store sales	(0.3)%	(0.4)%	2.5%	(0.4)%	(0.5)%	(2.1)%
Total same store sales	(3.9)%	(0.9)%	1.3%	(2.3)%	(3.9)%	(8.6)%
Same store sales for company-owned stores include point-of-sale retail sales from all domestic stores which have been operating for twelve full months following the opening period. We are an omnichannel retailer with capabilities that allow a customer to use more than one channel when making a purchase, including in-store and through e-commerce channels, which include our wholly-owned website GNC.com and third-party websites (the sales from which are included in the GNC.com business unit) where product assortment and price are controlled by us, in which purchases are fulfilled by direct shipment to the customer from one of our distribution facilities as well as third-party e-commerce vendors. In-store sales are reduced by sales originally consummated online or through mobile devices and subsequently returned in-store. Sales of membership programs, including the new PRO Access loyalty program and former Gold Card program, which is no longer offered in the U.S., as well as the net change in the deferred points liability associated with the myGNC Rewards program, are excluded from same store sales.
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
We also provide retail comparable same stores sales of our franchisees as well as our Canada business if meaningful to current results. While retail sales of franchisees are not included in the Consolidated Financial Statements, the metric serves as a key performance indicator of our franchisees, which ultimately impacts wholesale sales and royalties and fees received from franchisees. We compute same store sales for our franchisees and Canada business consistent with the description of corporate same store sales above. Same store sales for international franchisees and Canada exclude the impact of foreign exchange rate changes relative to the U.S. dollar.

Results of Operations
(Expressed as a percentage of total consolidated revenue)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenues:
U.S. and Canada	83.2%	83.7%	84.6%	84.8%
International	8.1%	6.5%	7.0%	6.1%
Manufacturing / Wholesale:
Intersegment revenues	9.5%	8.4%	9.3%	8.8%
Third party	8.7%	9.8%	8.4%	9.1%
Subtotal Manufacturing / Wholesale	18.2%	18.2%	17.7%	17.9%
Elimination of intersegment revenue	(9.5)%	(8.4)%	(9.3)%	(8.8)%
Total net revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of sales, including warehousing, distribution and occupancy	67.7%	65.7%	67.2%	65.0%
Gross profit	32.3%	34.3%	32.8%	35.0%
Selling, general and administrative	24.8%	23.6%	24.6%	21.8%
Gains on refranchising	—%	(0.1)%	—%	(0.9)%
Long-lived asset impairments	0.6%	0.5%	1.2%	0.2%
Other loss (income), net	0.3%	(0.1)%	—%	—%
Total operating expenses	93.4%	89.6%	93.0%	86.1%
Operating income:
U.S. and Canada	4.9%	10.4%	5.9%	13.0%
International	2.8%	2.3%	2.5%	2.1%
Manufacturing / Wholesale	3.2%	2.8%	2.8%	2.8%
Unallocated corporate costs and other	(4.2)%	(5.2)%	(4.1)%	(3.9)%
Total operating income	6.7%	10.3%	7.1%	14.0%
Interest expense, net	2.7%	2.4%	2.5%	2.3%
Income before income taxes	4.0%	7.9%	4.6%	11.7%
Income tax expense	0.4%	2.7%	1.3%	4.2%
Net income	3.6%	5.2%	3.3%	7.5%

The following table summarizes the number of our stores for the periods indicated:

	Nine months ended September 30,
	2017	2016
U.S. & Canada
Company-owned(a):
Beginning of period balance	3,513	3,584
Store openings	47	46
Acquired franchise stores(b)	46	16
Franchise conversions(c)	(2)	(96)
Store closings	(136)	(38)
End of period balance	3,468	3,512
Domestic Franchise:
Beginning of period balance	1,178	1,084
Store openings	22	21
Acquired franchise stores(b)	(46)	(16)
Franchise conversions(c)	2	96
Store closings	(30)	(16)
End of period balance	1,126	1,169
International(d):
Beginning of period balance	1,973	2,095
Store openings (e)	207	61
Store closings	(105)	(165)
End of period balance	2,075	1,991
Store-within-a-store (Rite Aid):
Beginning of period balance	2,358	2,327
Store openings	62	29
Store closings	(6)	(9)
End of period balance	2,414	2,347
Total Stores	9,083	9,019

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
(e) Includes 145 store-within-a-stores in South Africa not formerly included in the store count due to being distribution points. Effective at the end of the third quarter of 2017, these stores were subject to royalties on retail sales and as a result, have been included in the store count.

Comparison of the Three Months Ended September 30, 2017 (current quarter) and 2016 (prior year quarter)
Revenues
Our consolidated net revenues decreased $18.5 million, or 2.9%, to $609.5 million for the three months ended September 30, 2017 compared with $628.0 million for the same period in 2016. The decrease was the result of lower sales in our U.S. and Canada and Manufacturing / Wholesale segments, partially offset by higher sales in our International segment.
U.S. and Canada.  Revenues in our U.S. and Canada segment decreased $18.4 million, or 3.5%, to $507.1 million for the three months ended September 30, 2017 compared with $525.5 million in the prior year quarter. E-commerce sales were 10.2% of U.S. and Canada revenue in the current quarter compared with 8.2% in the prior year quarter. The $18.4 million decrease in revenue in the current quarter as compared with the prior year quarter was primarily due to the following:

•
The change in our loyalty programs resulted in a decrease to revenue in company-owned stores, including GNC.com, of $12.0 million primarily due to the impact of the discontinued Gold Card program in the U.S;

•
A decrease in domestic franchise revenue of $7.5 million to $78.3 million in the current quarter compared with $85.8 million in the prior year quarter due to the impact of a decrease in retail same store sales of 1.7%, a decrease in the number of franchise stores from 1,169 at September 30, 2016 to 1,126 at September 30, 2017 and the discontinuation of the Gold Card program as discussed above;

•	A decrease in our Canada business (not currently under the One New GNC) of $1.2 million compared with the prior year quarter was primarily due to a reduction in same store sales of 10.9%; and

•
Partially offsetting the above decreases was an increase in U.S. company-owned same store sales of 1.3%, which includes GNC.com sales, which resulted in a $4.8 million increase to revenue. GNC.com contributed 2.5% to the increase in same store sales due to an increase in sales through Amazon as well as the change to better align our web promotions to our stores in August 2016. Same store sales for company-owned stores decreased 1.2% in the current quarter due to lower sales in the Vitamins, Protein, Food/Drink, Weight Management, and Wellness Supplement categories, partially offset by higher sales in the Performance Supplements, Health and Beauty, and Herbs/Greens categories and includes the impact of Hurricanes Harvey, Irma and Maria, which we estimate contributed a 0.7% decrease to same store sales.

International. Revenues in our International segment increased $8.0 million, or 19.3%, to $49.1 million in the current quarter compared with $41.1 million in the prior year quarter. Revenues from our China business increased by $4.8 million in the current quarter compared with the prior year quarter largely due to higher cross-border e-commerce sales. Revenue from our international franchisees increased by $2.8 million in the current quarter compared with the prior year quarter due in part to an increase of $1.7 million associated with the timing of shipments resulting from our annual franchise conference, which occurred later in the second quarter compared with the prior year. This increase is partially offset by the impact of a decrease in retail same store sales of 4.8%.
Manufacturing / Wholesale. Revenues in our Manufacturing / Wholesale segment, excluding intersegment sales, decreased $8.0 million, or 13.1%, to $53.3 million for the three months ended September 30, 2017 compared with $61.3 million in the prior year quarter. Third-party contract manufacturing sales decreased $5.4 million, or 14.9%, to $31.2 million for the three months ended September 30, 2017 compared with $36.6 million in the prior year quarter primarily due to lower demand associated with decreased sales for certain customers. Sales to our wholesale partners decreased $2.6 million, or 10.5% from $24.7 million in the prior year quarter to $22.1 million in the current quarter primarily due lower demand from certain customers and the termination of Drugstore.com that occurred in September 2016. Intersegment sales increased $5.0 million from $53.0 million in the prior year quarter to $58.0 million in the current quarter reflecting our increasing focus on proprietary products.
Cost of Sales and Gross Profit
Cost of sales, which includes product costs, warehousing, distribution and occupancy costs of $412.7 million for the three months ended September 30, 2017, was relatively flat as compared with the prior year quarter. Gross profit decreased $18.6 million from $215.4 million in the prior year quarter to $196.8 million in the current quarter, and as a percentage of revenue, decreased from 34.3% for the quarter ended September 30, 2016 to 32.3% in the current quarter. The decrease in gross profit rate was primarily due to lower domestic retail product margin rate due to the impact of loyalty program changes associated with the One New GNC, which includes the impact of the discontinuation of the Gold Card Member Pricing program in the U.S, and deleverage in occupancy associated with lower revenue.

Selling, General and Administrative (“SG&A”) Expense
SG&A expense, including compensation and related benefits, advertising and other expenses, increased $2.6 million, or 1.7%, from $148.4 million in the prior year quarter to $151.0 million in the current quarter. SG&A expense, as a percentage of revenue, was 24.8% and 23.6% for the three months ended September 30, 2017 and 2016, respectively. During the current quarter, we recorded $2.8 million of stock-based compensation and other executive placement costs associated with the hiring of our new Chief Executive Officer as well as $1.3 million in legal-related charges, and during the prior year quarter we recorded severance expense of $4.5 million associated with the departure of our former Chief Executive Officer and legal-related charges of $5.1 million.
Excluding these charges, SG&A expense increased $8.0 million, or 5.8%, and was 24.1% and 22.1% as a percentage of revenue in the current quarter and prior year quarter, respectively. The increase in SG&A expense was primarily due to higher salaries and benefits of $3.8 million (excluding the charges described above) due in part to minimum wage rate increases, an increase in marketing expense of $2.9 million to support incremental online advertising and China cross-border e-commerce sales and higher commissions related to an increase in GNC.com sales, partially offset by the reduction of an incentive accrual.
Long-Lived Asset Impairments
We recorded long-lived asset impairment charges totaling $3.9 million in the three months ended September 30, 2017 compared with $3.0 million in the prior year quarter. These charges primarily relate to certain of our corporate stores of which future undiscounted cash flows could not support the carrying values of property and equipment. In addition, the current quarter charge includes the impact of Hurricane Maria on our stores located in Puerto Rico. Refer to Item 1, "Financial Statements," Note 4, "Goodwill and Other Long-lived Assets" for more information.
Other Loss (Income), net
Other loss, net was $1.8 million in the current quarter primarily consisting of a $1.7 million loss attributable to the sale of substantially all of the assets of the Lucky Vitamin e-commerce business. Refer to Item 1, "Financial Statements," Note 4, "Goodwill and Other Long-lived Assets" for more information. Other income, net was $0.5 million in the prior year quarter primarily relating to a foreign currency gain.
Operating Income
As a result of the foregoing, consolidated operating income decreased $24.5 million, or 37.7%, to $40.4 million for the three months ended September 30, 2017 compared with $64.9 million in the prior year quarter.
U.S. and Canada. Operating income decreased $35.6 million to $29.7 million for the three months ended September 30, 2017 compared with $65.3 million for the same period in 2016. As explained above, we recorded long-lived asset impairments of $3.9 million and $3.0 million in the current quarter and prior year quarter, respectively, as well as a $1.7 million loss on the sale of the Lucky Vitamin e-commerce business in the current quarter. Excluding these items and gains on refranchising of $0.2 million and $0.4 million in the current quarter and prior year quarter, respectively, operating income was $35.1 million or 6.9% of segment revenue compared with $68.0 million or 13.0% of segment revenue. The decrease compared with the prior year quarter was primarily due to lower domestic retail product margin rate as explained above under "Cost of Sales and Gross Profit" and expense deleverage associated with lower sales. Also contributing to the decrease were higher salaries and benefits of $5.2 million due in part to minimum wage rate increases, higher marketing expense of $1.8 million related to incremental online advertising, and commissions related to higher e-commerce sales.
International. Operating income increased $2.1 million, or 14.3%, to $16.8 million for the three months ended September 30, 2017 compared with $14.7 million in the prior year quarter. Operating income decreased to 34.2% of segment revenue in the current quarter compared with 35.7% in the prior year quarter primarily due to higher marketing expense in our China business.
Manufacturing / Wholesale. Operating income increased $2.1 million, or 12.1% to $19.5 million for the three months ended September 30, 2017 compared with $17.4 million in the prior year quarter, and as a percentage of segment revenue was 17.5% and 15.2%, respectively, primarily due to favorable manufacturing variances as a result of higher intersegment sales.
Corporate costs and other. Corporate costs and other decreased $6.9 million to $25.6 million for the three months ended September 30, 2017 compared with $32.5 million in the prior year quarter. The decrease was primarily due to the comparative effect of severance expense of $4.5 million associated with the departure of our former Chief Executive Officer and legal-related charges of $5.1 million in the prior year quarter as well as the reduction of an incentive accrual in the current quarter. The above decreases were partially offset by $2.8 million of stock-based compensation and other executive placement costs associated with the hiring of our new Chief Executive Officer and a $1.3 million legal-related charge recorded in the current quarter.
Interest Expense, net
     Interest expense was $16.3 million in the three month period ended September 30, 2017 compared with $15.4 million in the three months ended September 30, 2016.
Income Tax Expense
We recognized $2.6 million of income tax expense (or 11.0% of pre-tax income) during the three months ended September 30, 2017 compared with $17.2 million (or 34.7% of pre-tax income) for the same period in 2016. The effective tax rate in the current quarter was significantly impacted by a reduction to a valuation allowance of $6.0 million. The valuation allowance was adjusted based on a change in circumstances which caused a change in judgment about the realizability of a deferred tax asset related to net operating losses.
Net Income
As a result of the foregoing, consolidated net income decreased $10.9 million to $21.5 million for the three months ended September 30, 2017 compared with $32.4 million for the same period in 2016.
Diluted Earnings per Share
Diluted earnings per share was $0.31 for the three months ended September 30, 2017 compared with $0.47 for the same period in the prior year due to a decrease in net income of 33.7%.
Comparison of the Nine Months Ended September 30, 2017 (current year period) and 2016 (prior year period)

Revenues
Our consolidated net revenues decreased $74.8 million, or 3.8%, to $1,895.3 million for the nine months ended September 30, 2017 compared with $1,970.1 million for the same period in 2016. The decrease was the result of lower sales in the U.S. and Canada and Manufacturing / Wholesale segments, partially offset by higher sales in our International segment.
U.S. and Canada.  Revenues in our U.S. and Canada segment decreased $67.6 million, or 4.0%, to $1,603.4 million for the nine months ended September 30, 2017 compared with $1,671.0 million in the prior year period. E-commerce sales were 9.7% of U.S. and Canada revenue in the nine months ended September 30, 2017 compared with 9.0% for the same period in 2016. The decrease in revenue in the current year period as compared with the prior year period was primarily due to the following:

•
The change in our loyalty programs resulted in a net decrease to revenue of $22.9 million. Gold Card sales decreased $20.9 million, which includes the impact of the recognition of $24.4 million in deferred revenue in the first quarter of 2017 and $1.4 million of applicable coupon redemptions. Also included in this decrease was a $2.0 million net reduction to revenue related to the new loyalty programs as the change in the free myGNC Rewards deferred points liability more than offset PRO Access membership fees;

•	The decrease in the number of corporate stores in the current year period from 3,512 at September 30, 2016 to 3,468 at September 30, 2017 contributed an approximate $19 million decrease to revenue;

•
A decrease in domestic retail same store sales of 1.3%, which includes GNC.com sales, resulted in a $15.1 million decrease in revenue in the current year period. The decrease in same store sales was primarily due to lower sales in company-owned stores in the Protein, Vitamins, Weight Management, Food / Drink, and Wellness Supplement categories partially offset by improvement in the Performance Supplements, Health and Beauty, and Herbs / Greens categories. GNC.com contributed 0.5% to same store sales primarily due to increased sales made through Amazon, partially offset by the impact of better aligning our web promotions to our stores in the third quarter of 2016;

•	Canada revenue declined $5.8 million compared to the prior year period due to a decrease in same store sales; and

•
Domestic franchise revenue decreased $5.3 million to $248.8 million in the current year period compared with $254.1 million in the prior year period primarily due to the impact of a decrease in retail same store sales of 2.5% in the current year period, partially offset by a higher average store count.

International. Revenues in our International segment increased $11.1 million, or 9.1%, to $132.1 million in the current year period compared with $121.0 million in the prior year period primarily due to an increase in our China business of $9.6 million largely from cross-border e-commerce sales and an increase in sales from our international franchisees of $1.0 million.
Manufacturing / Wholesale. Revenues in our Manufacturing / Wholesale segment, excluding intersegment sales, decreased $18.3 million, or 10.3%, to $159.7 million for the nine months ended September 30, 2017 compared with $178.0 million in the prior year period. Third-party contract manufacturing sales decreased $6.2 million, or 6.1%, to $94.5 million for the nine months ended September 30, 2017 compared with $100.7 million in the prior year period due to lower demand associated with decreased sales for certain customers. Sales to our wholesale partners decreased $12.1 million, or 15.6%, from $77.3 million in the prior year period to $65.2 million in the current year period primarily due to lower demand and the termination of Drugstore.com that occurred in September 2016. Intersegment sales increased $2.7 million from $172.6 million in the prior year period to $175.3 million in the current year period.
Cost of Sales and Gross Profit
Cost of sales decreased $7.3 million to $1,272.8 million for the nine months ended September 30, 2017 compared with $1,280.1 million in the prior year period. Gross profit decreased by $67.5 million from $690.0 million in the prior year period to $622.5 million in the current year period. Gross profit, as a percentage of revenue, decreased from 35.0% for the nine months ended September 30, 2016 to 32.8% in the nine months ended September 30, 2017 primarily due to lower domestic retail product margin rate and occupancy expense deleverage associated with lower sales. The decrease in domestic retail product margin rate was primarily due to the impact of pricing and loyalty program changes associated with the One New GNC, partially offset by the favorable comparative effect of deep discounts on excess vitamins inventory nearing expiration in the first quarter of 2016.
SG&A Expense
SG&A expense increased $35.2 million, or 8.2%, to $465.6 million for the nine months ended September 30, 2017 compared with $430.4 million in the prior year period. SG&A expense, as a percentage of revenue, was 24.6% and 21.8% for the nine months ended September 30, 2017 and 2016, respectively. We incurred legal-related charges of $3.4 million and $5.1 million in the current year and prior year periods, respectively, as well as executive placement and severance costs incurred in the current and prior year quarter as explained above.
Excluding these charges, SG&A expense increased $38.5 million, or 9.1%, and was 24.2% and 21.4% as a percentage of revenue in the current year and prior year periods, respectively. The increase in SG&A expense was primarily due to higher salaries and benefits of $19.8 million (excluding the charges described above) due in part to higher store and field wages and an increase in marketing expense in our U.S. and Canada segment of $18.3 million resulting from the media campaign to support the One New GNC and incremental online advertising.
Gains on Refranchising
Gains on refranchising were $0.4 million in the nine months ended September 30, 2017 resulting from the sale of two company-owned stores. We sold 96 company-owned stores in the prior year period, of which 84 related to one franchisee, resulting in total refranchising gains of $18.3 million.
Long-Lived Asset Impairments
We recorded $23.2 million of non-cash long-lived asset impairments in the current year period of which $19.4 million relates to the Lucky Vitamin e-commerce business, the assets of which were sold on September 30, 2017. The remaining amount relates to certain of our underperforming corporate stores, of which future undiscounted cash flows could not support the carrying values of property and equipment, as well as the impact of Hurricane Maria on our stores located in Puerto Rico. We recorded $3.0 million in long-lived asset impairments in the prior year period. Refer to Item 1, "Financial Statements", Note 4, "Goodwill and Other Long-lived Assets" for more information.
Other Loss (income), net
Other loss, net, was $0.3 million, in the current year period, primarily consisting of a $1.7 million loss attributable to the sale of substantially all of the assets of the Lucky Vitamin e-commerce business, partially offset by immaterial insurance and lease settlements. Other income, net, was $0.4 million in the prior year period primarily consisting of foreign currency gains.
Operating Income
As a result of the foregoing, consolidated operating income decreased $141.4 million, or 51.4%, to $133.8 million for the nine months ended September 30, 2017 compared with $275.2 million in the prior year period. The U.S. and Canada segment was significantly impacted in the current year period by impairment charges totaling $23.2 million as described above as well as $18.3 million of refranchising gains in the prior year period.
U.S. and Canada. Operating income decreased $143.8 million, or 56.1%, to $112.3 million for the nine months ended September 30, 2017 compared with $256.1 million for the same period in 2016. As explained above, we recorded non-cash long-lived asset impairments of $23.2 million and $3.0 million in the current year and the prior year periods, respectively, as well as a $1.7 million loss on the sale of the Lucky Vitamin e-commerce business in the current quarter. Excluding these items and gains on refranchising of $0.4 million and $18.3 million in the current year and prior year periods, respectively, operating income was $136.9 million, or 8.5%, of segment revenue compared with $240.9 million or 14.4% of segment revenue. The decrease compared with the prior year period was primarily due to lower domestic retail product margin rate as explained above under "Cost of Sales and Gross Profit." Also contributing to the decrease was higher marketing expense of $18.3 million related to the media campaign around the One New GNC and incremental online advertising, higher salaries and benefits of $13.3 million due to higher store and field wages and expense deleverage associated with lower sales.
International. Operating income increased $5.5 million, or 13.2%, to $46.9 million for the nine months ended September 30, 2017 compared with $41.4 million in the prior year period. Operating income increased from 34.2% of segment revenue in the prior year period to 35.5% of segment revenue in the current year period due to an increase in product margin rate primarily associated with a higher mix of proprietary sales and the comparative effect of a bad debt allowance associated with a franchisee that was recorded in the prior year period, partially offset with higher marketing expense in our China business.
Manufacturing / Wholesale. Operating income increased $0.3 million, or 0.5%, to $54.0 million for the nine months ended September 30, 2017 compared with $53.7 million in the prior year period.  Operating income as a percentage of segment revenue increased to 16.1% in the current year period from 15.3% in the prior year period primarily due to favorable manufacturing variances as a result of higher intersegment sales.
Corporate costs and other. Corporate costs and other increased $3.3 million to $79.4 million for the nine months ended September 30, 2017 compared with $76.1 million in the prior year period, primarily due to $3.4 million in legal-related charges and $2.8 million of stock-based compensation and other executive placement costs associated with the hiring of our new Chief Executive Officer incurred in the current year period, higher wages and the comparative effect of a prior year reduction of an incentive accrual. The above increases were partially offset by the comparative effect of legal-related charges of $5.1 million and $4.5 million in severance expense associated with the departure of our former Chief Executive Officer incurred in the prior year period.
Interest Expense, net
Interest expense was $48.3 million in the nine month period ended September 30, 2017 compared with $45.1 million in the nine months ended September 30, 2016.
Income Tax Expense
We recognized $24.5 million of income tax expense (or 28.7% of pre-tax income) during the nine months ended September 30, 2017 compared with $82.9 million (or 36.0% of pre-tax income) for the same period in 2016. The effective tax rate in the current year period was significantly impacted by a reduction to a valuation allowance of $6.0 million. The valuation allowance was adjusted based on a change in circumstances which caused a change in judgment about the realizability of a deferred tax asset related to net operating losses.
Net Income
As a result of the foregoing, consolidated net income decreased $86.2 million to $61.0 million for the nine months ended September 30, 2017, which includes the impact of $23.2 million in non-cash long-lived asset impairments, compared with $147.2 million for the same period in 2016, which includes the impact of $18.3 million in refranchising gains.

Diluted Earnings per Share
Diluted earnings per share decreased from $2.10 for the nine months ended September 30, 2016 to $0.89 for the same period in 2017 due to a decrease to net income of 58.6%.
Liquidity and Capital Resources
Our ability to make required payments of principal and scheduled payments of interest or to refinance our debt and to satisfy our other debt obligations will depend on our future operating performance, which will be affected by general economic, financial and other factors beyond our control. We are currently in compliance with the terms of our Senior Credit Facility. We currently anticipate that cash generated from operations, together with amounts available under the Revolving Credit Facility, will be sufficient to meet our operating expenses, fund capital expenditures and remain in compliance with our Senior Secured Credit Facility over the next twelve months. At September 30, 2017, we had $246.1 million available under the Revolving Credit Facility, after giving effect to $48.0 million of borrowings outstanding and $5.9 million utilized to secure letters of credit. We expect our primary uses of cash in the near future will be for debt repayment, capital expenditures and working capital requirements.
Cash Provided by Operating Activities
Cash provided by operating activities decreased by $20.1 million from $169.7 million in the nine months ended September 30, 2016 to $149.6 million in the nine months ended September 30, 2017. The decrease in cash flow from operations was primarily due to reduced operating performance, partially offset by favorable working capital changes primarily within inventory resulting from supply chain optimization as explained above under "Our Current Strategy."
Cash Used in Investing Activities
Cash used in investing activities was $24.7 million and $7.0 million for the nine months ended September 30, 2017 and 2016, respectively, and includes capital expenditures of $26.2 million and $35.4 million. The prior year period includes the refranchising of 84 stores to one franchisee for $28.6 million of net proceeds. We completed an asset sale of Lucky Vitamin on September 30, 2017 for a purchase price of $7.1 million, the proceeds of which were received in October 2017 and will be classified as an investing inflow in the fourth quarter of 2017.
We expect capital expenditures to be approximately $35 million to $40 million in 2017, which includes investments for store development, IT infrastructure and maintenance.
Cash Used in Financing Activities
For the nine months ended September 30, 2017, cash used in financing activities was $120.1 million, primarily consisting of net payments under our Revolving Credit Facility of $79.0 million. In addition, based on the results for the year ended December 31, 2016, our Consolidated Net Senior Secured Leverage Ratio required us to make an excess cash flow payment on our outstanding term loan debt. On April 10, 2017, we made a payment of $39.7 million, of which $28.2 million was paid with borrowings from the Revolving Credit Facility and $11.5 million was paid with cash on hand. The excess cash flow payment described above satisfies the $1.1 million quarterly principal amount owed through the maturity date of the Term Loan.
For the nine months ended September 30, 2016, cash used in financing activities was $182.5 million, primarily consisting of the repurchase of an aggregate $229.2 million in shares of common stock under the repurchase programs and dividends paid to stockholders of $41.6 million, partially offset with $94.0 million in net borrowings under our Revolving Credit Facility.
Contractual Obligations
During the nine months ended September 30, 2017, we made net payments of $40.9 million in payments under our term loan facility and net payments of $79.0 million under our Revolving Credit Facility. Refer to Item 1, "Financial Statements," Note 5, "Long-Term Debt / Interest Expense" for more information. There have been no other material changes in our contractual obligations as disclosed in the 2016 10-K.

Critical Accounting Estimates
There have been no material changes to the application of critical accounting policies and significant judgments and estimates since those disclosed in our 2016 10-K. As described in Item 1, "Financial Statements," Note 4, "Goodwill and Other Long-lived Assets," we recorded $23.2 million in long-lived asset impairments relating to goodwill and other long-lived assets. The calculation of these charges required the use of judgment and estimates that involve inherent uncertainties.
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
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act has been appropriately recorded, processed, summarized and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our CEO and CFO have concluded that, as of September 30, 2017, our disclosure controls and procedures are effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) that occurred during the last fiscal quarter, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1.   Legal Proceedings
DMAA / Aegeline Claims. Prior to December 2013, we sold products manufactured by third parties that contained derivatives from geranium known as 1,3-dimethylpentylamine/ dimethylamylamine/ 1,3-dimethylamylamine, or "DMAA," which were recalled from our stores in November 2013, and/or Aegeline, a compound extracted from bael trees. As of September 30, 2017 we were named in the following 32 personal injury lawsuits involving products containing DMAA and/or Aegeline:

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

•	Thad Estrada v. USPlabs, LLC, et al., United States District Court for the District of Hawaii (Case No. CV-15-00228), filed June 17, 2016

•	Calwin Williams v. USPlabs, LLC, et al., Circuit Court of Jackson County, State of Missouri at Independence (Case No. 1716-CV-23399), filed September 28, 2017
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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table sets forth information regarding Holdings’ purchases of shares of common stock during the quarter ended September 30, 2017:

Period (1)	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs

July 1 to July 31, 2017	—	$—	—	$197,795,011
August 1 to August 31, 2017	219	$9.60	—	$197,795,011
September 1 to September 30, 2017	—	$—	—	$197,795,011
Total	219	$9.60	—

(1)	Other than as set forth in the table above, we made no purchases of shares of Class A common stock for the quarter ended September 30, 2017.

(2)	Includes 219 shares withheld from employees to satisfy minimum tax withholding obligations associated with the vesting of restricted stock during the period.

(3)
In August 2015, the Board approved a $500.0 million multi-year repurchase program in addition to the $500.0 million multi-year program approved in August 2014, bringing the aggregate share repurchase program to $1.0 billion of Holdings' common stock. Holdings has utilized $802.2 million of the current repurchase program. As of September 30, 2017, $197.8 million remains available for purchase under the program.

Item 3.   Defaults Upon Senior Securities
None.
Item 4.   Mine Safety Disclosures
Not applicable.
Item 5.  Other Information
None.

Item 6.   Exhibits

Exhibit
No.	Description
10.1
Employment Agreement by and among General Nutrition Centers, Inc., GNC Holdings, Inc. and Ken Martindale, incorporated herein by reference to Exhibit 10.1 of Form 8-K filed September 12, 2017 (File No.001-35113)

10.2
Form of Inducement Restricted Stock Award Agreement between GNC Holdings, Inc. and Ken Martindale, incorporated herein by reference to Exhibit 10.2 of Form 8-K filed September 12, 2017 (File No.001-35113)

10.3
Form of Inducement Non-Qualified Stock Option Award Agreement between GNC Holdings, Inc. and Ken Martindale, incorporated herein by reference to Exhibit 10.3 of Form 8-K filed September 12, 2017 (File No.001-35113)

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the person undersigned thereunto duly authorized.

GNC HOLDINGS, INC.
(Registrant)

/s/ Tricia K. Tolivar
Date: October 26, 2017	Tricia K. Tolivar
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)