Form 10-Q
period 2018-03-31
GNC HOLDINGS, INC.
filed 2018-04-26
CIK 1502034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of April 23, 2018, there were 83,665,206 outstanding shares of Class A common stock, par value $0.001 per share (the “common stock”), of GNC Holdings, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GNC HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(unaudited)
(in thousands)

	March 31, 2018	December 31, 2017
Current assets:
Cash and cash equivalents	$53,871	$64,001
Receivables, net	114,712	126,650
Inventory (Note 4)	507,968	485,732
Prepaid and other current assets	78,677	66,648
Total current assets	755,228	743,031
Long-term assets:
Goodwill	141,200	141,029
Brand name	324,400	324,400
Other intangible assets, net	97,963	99,715
Property, plant and equipment, net	179,547	186,562
Other long-term assets	29,423	25,026
Total long-term assets	772,533	776,732
Total assets	$1,527,761	$1,519,763
Current liabilities:
Accounts payable	$175,151	$153,018
Current debt (Note 5)	213,111	—
Deferred revenue and other current liabilities	115,213	114,081
Total current liabilities	503,475	267,099
Long-term liabilities:
Long-term debt (Note 5)	1,062,778	1,297,023
Deferred income taxes	56,923	56,060
Other long-term liabilities	83,831	85,502
Total long-term liabilities	1,203,532	1,438,585
Total liabilities	1,707,007	1,705,684
Contingencies (Note 7)
Stockholders’ deficit:
Common stock	130	130
Additional paid-in capital	1,002,604	1,001,315
Retained earnings	550,046	543,814
Treasury stock, at cost	(1,725,349)	(1,725,349)
Accumulated other comprehensive loss	(6,677)	(5,831)
Total stockholders’ deficit	(179,246)	(185,921)
Total liabilities and stockholders’ deficit	$1,527,761	$1,519,763

The accompanying notes are an integral part of the Consolidated Financial Statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(unaudited)
(in thousands, except per share amounts)

	Three months ended March 31,
	2018	2017

Revenue (Note 3)	$607,533	$654,948
Cost of sales, including warehousing, distribution and occupancy	400,659	435,086
Gross profit	206,874	219,862
Selling, general, and administrative	160,730	166,027
Other income, net	(245)	(1,133)
Operating income	46,389	54,968
Interest expense, net (Note 5)	21,773	15,894
Loss on debt refinancing	16,740	—
Income before income taxes	7,876	39,074
Income tax expense (Note 10)	1,686	14,330
Net income	$6,190	$24,744
Earnings per share (Note 8):
Basic	$0.07	$0.36
Diluted	$0.07	$0.36
Weighted average common shares outstanding (Note 8):
Basic	83,232	68,246
Diluted	83,368	68,300

The accompanying notes are an integral part of the Consolidated Financial Statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands)

	Three months ended March 31,
	2018	2017

Net income	$6,190	$24,744
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(846)	552
Comprehensive income	$5,344	$25,296

The accompanying notes are an integral part of the Consolidated Financial Statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Deficit
(unaudited)
(in thousands)

	Common Stock		Treasury Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
	Class A
	Shares	Dollars
Balance at December 31, 2017	83,567	$130	$(1,725,349)	$1,001,315	$543,814	$(5,831)	$(185,921)
Comprehensive income	—	—	—	—	6,190	(846)	5,344
Dividend forfeitures on restricted stock	—	—	—	—	42	—	42
Restricted stock awards	149	—	—	—	—	—	—
Minimum tax withholding requirements	(54)	—	—	(223)	—	—	(223)
Stock-based compensation	—	—	—	1,512	—	—	1,512
Balance at March 31, 2018	83,662	$130	$(1,725,349)	$1,002,604	$550,046	$(6,677)	$(179,246)

Balance at December 31, 2016	68,399	$114	$(1,725,349)	$922,687	$693,682	$(8,697)	$(117,563)
Comprehensive income	—	—	—	—	24,744	552	25,296
Dividend forfeitures on restricted stock	—	—	—	—	242	—	242
Restricted stock awards	29	—	—	—	—	—	—
Minimum tax withholding requirements	(31)	—	—	(229)	—	—	(229)
Stock-based compensation	—	—	—	1,410	—	—	1,410
Balance at March 31, 2017	68,397	$114	$(1,725,349)	$923,868	$718,668	$(8,145)	$(90,844)

The accompanying notes are an integral part of the Consolidated Financial Statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three months ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$6,190	$24,744
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	12,105	16,739
Amortization of debt costs	3,609	3,288
Stock-based compensation	1,512	1,410
Gains on refranchising	—	(124)
Loss on debt refinancing	16,740	—
Third-party fees associated with refinancing	(15,753)	—
Changes in assets and liabilities:
Decrease in receivables	11,840	5,890
(Increase) in inventory	(22,766)	(15,921)
(Increase) in prepaid and other current assets	(9,473)	(11,871)
Increase in accounts payable	21,791	27,411
Increase (decrease) in deferred revenue and accrued liabilities	388	(5,660)
Other operating activities	(1,111)	197
Net cash provided by operating activities	25,072	46,103

Cash flows from investing activities:
Capital expenditures	(3,732)	(13,906)
Refranchising proceeds	465	1,344
Store acquisition costs	(116)	(98)
Net cash used in investing activities	(3,383)	(12,660)

Cash flows from financing activities:
Borrowings under revolving credit facility	50,000	64,000
Payments on revolving credit facility	(32,500)	(91,000)
Payments on Tranche B-1 Term Loan	(1,138)	(1,138)
Payments on Tranche B-2 Term Loan	(10,700)	—
Original Issuance Discount and revolving credit facility fees	(35,216)	—
Deferred fees associated with pending equity transaction	(2,183)	—
Minimum tax withholding requirements	(223)	(229)
Net cash used in financing activities	(31,960)	(28,367)

Effect of exchange rate changes on cash and cash equivalents	141	332
Net (decrease) increase in cash and cash equivalents	(10,130)	5,408
Beginning balance, cash and cash equivalents	64,001	34,464
Ending balance, cash and cash equivalents	$53,871	$39,872

The accompanying notes are an integral part of the Consolidated Financial Statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES
Supplemental Cash Flow Information
(unaudited)
(in thousands)

	As of March 31,
	2018	2017
Non-cash investing activities:
Capital expenditures in current liabilities	$1,203	$2,259
Non-cash financing activities:
Original issuance discount (Note 5)	$19,587	$—

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
The Company is vertically integrated as its operations consist of purchasing raw materials, formulating and manufacturing products and selling the finished products through its three reportable segments, U.S. and Canada, International, and Manufacturing / Wholesale. Corporate retail store operations are located in the United States, Canada, Puerto Rico, China and Ireland. In addition, the Company offers products on the internet through GNC.com, third-party websites, and prior to the sale of its assets on September 30, 2017, LuckyVitamin.com. Franchise locations exist in the United States and approximately 50 other countries. The Company operates its primary manufacturing facility in South Carolina and distribution centers in Arizona, Indiana, Pennsylvania and South Carolina. The Company manufactures approximately half of its branded products and merchandises various third-party products. Additionally, the Company licenses the use of its trademarks and trade names.
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
NOTE 2.  BASIS OF PRESENTATION
The accompanying unaudited Consolidated Financial Statements, which have been prepared in accordance with the applicable rules of the Securities and Exchange Commission, include all adjustments (consisting of a normal and recurring nature) that management considers necessary to fairly state the Company's results of operations, financial position and cash flows. The December 31, 2017 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). These interim Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Footnotes included in the Company’s audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2017 ("2017 10-K"). Interim results are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2018.
Recently Adopted Accounting Pronouncements
In May 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-09, which amends the scope of modification accounting for share-based payment arrangements. This standard states that an entity should account for the effects of a modification unless all of the following are met: 1) the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified (if the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification); 2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and 3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The standard is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The Company adopted this standard during the first quarter of fiscal 2018 which did not have an impact to the Company's Consolidated Financial Statements.
In August 2016, the FASB issued ASU 2016-15, which addresses changes to the classification of certain cash receipts and cash payments within the statement of cash flows in order to address diversity in practice. In November 2016, the FASB issued ASU 2016-18, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash and restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Both standards are effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017. In connection with the adoption of ASU 2016-15, the Company presented the third-party fees relating to the term loan refinancing as an operating cash flow on the Consolidated Statements of Cash Flows. The adoption of ASU 2016-18 did not have an impact to the Consolidated Statement of Cash Flows.
Adoption of New Revenue Recognition Standard
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which updates revenue recognition guidance relating to contracts with customers. This standard states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This standard is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017. The Company adopted ASU 2014-09 and its related amendments (collectively known as "ASC 606") during the first quarter of fiscal 2018 using the full retrospective method.
The adoption of ASC 606 does not impact recognition of point-of-sale revenue in company-owned stores, most wholesale sales, royalties and sublease revenue, together which account for approximately 90% of the Company’s revenue. The new standard has no impact on the timing or classification of the Company’s cash flows as reported in the Consolidated Statement of Cash Flows and is not expected to have a significant impact on the Company’s Consolidated Statement of Operations in future periods. The Company recorded a reduction to retained earnings, net of tax, at January 1, 2016 (opening balance) and December 31, 2016 of approximately $23 million primarily relating to an increase in deferred franchise fees. Below is a description of the changes that resulted from the new standard.
Franchise fees. The Company's previous accounting policy for franchise and license fees received for new store openings and renewals was to recognize these fees when earned per the contract terms, which is when a new store opens or at the start of a new term. In accordance with the new guidance, these fees are now deferred and recognized over the applicable license term as the Company satisfies the performance obligation of granting the customer access to the rights of the Company’s intellectual property. This change impacted all of the Company’s reportable segments. In addition, franchise fees received as part of a sale of a company-owned store to a franchisee are now recorded as described above as part of revenue and will no longer be presented as part of gains on refranchising.

Cooperative advertising and other franchise support fees. The Company previously classified advertising and other franchise support fees received from domestic franchisees as a reduction to selling, general and administrative expense and cost of sales on the Consolidated Statement of Operations. In accordance with the new guidance, these fees are now required to be classified as revenue within the U.S. and Canada segment. The new standard does not impact the timing of recognition of this income or the Consolidated Balance Sheet.

Specialty manufacturing. The Company previously recognized revenue for products manufactured and sold to customers at a point in time when risk of loss, title and insurable risks have transferred to the customer, net of estimated returns and allowances. Under the new standard, revenue is required to be recognized over time as manufacturing occurs if the customized goods have no alternative use to the manufacturer, and the manufacturer has an enforceable right to payment for performance completed to date. This change impacts contract manufacturing sales to third-parties recorded in the Manufacturing / Wholesale segment. The Company is now recording a reduction to inventory as applicable custom manufacturing services are completed with a corresponding contract asset including the applicable markup, recorded within prepaid and other current assets on the Consolidated Balance Sheet.

E-commerce revenues. The Company previously recorded revenue to its e-commerce customers upon delivery. Under the new guidance, the Company is now recognizing revenue upon shipment based on meeting the transfer of control criteria. The Company has made a policy election to treat shipping and handling as costs to fulfill the contract, and as a result, any fees received from customers are included in the transaction price allocated to the performance obligation of providing goods with a corresponding amount accrued within cost of sales for amounts paid to applicable carriers. The Company has not revised prior period balances for e-commerce revenues because the changes are not material.

Loyalty. Effective with the launch of the One New GNC on December 29, 2016, the Company introduced a free points-based myGNC Rewards loyalty program system-wide in the U.S. The Company utilized the new revenue recognition standard to account for this program in 2017, the difference of which was immaterial relative to the standard in effect at that time.

Refer to Note 3 "Revenue" for additional information relating to the impact of adopting ASC 606.

Revisions to Prior Periods
As a result of adopting ASC 606 on January 1, 2018, the Company has revised its comparative financial statements for the years ended December 31, 2016 and 2017, and applicable interim periods within those years, as if ASC 606 had been effective for those periods. Additionally, the cumulative effect of applying the new guidance to all contracts with customers that were not completed as of January 1, 2016 was recorded as an adjustment to retained earnings as of January 1, 2016.
The impact of the adoption of ASC 606 on the Company's Consolidated Balance Sheet as of December 31, 2017 was as follows:

	As Previously Reported	Franchise Fees	Specialty Manufacturing	Total Adjustments	As Revised
	(in thousands)
Inventory	$506,858	$—	$(21,126)	$(21,126)	$485,732
Prepaid and other current assets	42,320	—	24,328	24,328	66,648
Total current assets	739,829	—	3,202	3,202	743,031
Total assets	$1,516,561	$—	$3,202	$3,202	$1,519,763

Deferred revenue and other current liabilities	$108,672	$5,409	$—	$5,409	$114,081
Total current liabilities	261,690	5,409	—	5,409	267,099
Deferred income taxes	64,121	(8,868)	807	(8,061)	56,060
Other long-term liabilities	55,721	29,781	—	29,781	85,502
Total long-term liabilities	1,416,865	20,913	807	21,720	1,438,585
Total liabilities	1,678,555	26,322	807	27,129	1,705,684
Retained earnings	567,741	(26,322)	2,395	(23,927)	543,814
Total stockholders' deficit	(161,994)	(26,322)	2,395	(23,927)	(185,921)
Total liabilities and stockholders' deficit	$1,516,561	$—	$3,202	$3,202	$1,519,763
The impact of the adoption of ASC 606 on the Consolidated Statements of Operations for the year ended December 31, 2017, and interim periods within 2017, was as follows:

	Three months ended March 31, 2017
	As Previously Reported	Franchise Fees	Specialty Manufacturing	Cooperative Advertising and Other Franchise Support Fees	Total Adjustments	As Revised
	(in thousands, except per share amounts)
Revenue	$644,838	$983	$3,086	$6,041	$10,110	$654,948
Cost of sales (1)	431,867	—	2,624	595	3,219	$435,086
Gross profit	212,971	983	462	5,446	6,891	219,862
SG&A (2)	160,581	—	—	5,446	5,446	166,027
Gains on refranchising	(154)	30	—	—	30	(124)
Other income, net	(1,009)	—	—	—	—	(1,009)
Operating income	53,553	953	462	—	1,415	54,968
Interest expense, net	15,894	—	—	—	—	15,894
Income before income taxes	37,659	953	462	—	1,415	39,074
Income tax expense	13,809	350	171	—	521	14,330
Net income	$23,850	$603	$291	$—	$894	$24,744
Earnings per share:
Basic	$0.35	$0.01	$—	$—	$0.01	$0.36
Diluted	$0.35	$0.01	$—	$—	$0.01	$0.36

	Three months ended June 30, 2017
	As Previously Reported	Franchise Fees	Specialty Manufacturing	Cooperative Advertising and Other Franchise Support Fees	Total Adjustments	As Revised
	(in thousands, except per share amounts)
Revenue	$640,994	$1,353	$1,542	$6,349	$9,244	$650,238
Cost of sales (1)	428,271	—	1,342	842	2,184	430,455
Gross profit	212,723	1,353	200	5,507	7,060	219,783
SG&A (2)	154,033	—	—	5,507	5,507	159,540
Long-lived asset impairments	19,356	—	—	—	—	19,356
Other income, net	(486)	—	—	—	—	(486)
Operating income	39,820	1,353	200	—	1,553	41,373
Interest expense, net	16,067	—	—	—	—	16,067
Income before income taxes	23,753	1,353	200	—	1,553	25,306
Income tax expense	8,092	497	73	—	570	8,662
Net income	$15,661	$856	$127	$—	$983	$16,644
Earnings per share:
Basic	$0.23	$0.01	$—	$—	$0.01	$0.24
Diluted	$0.23	$0.01	$—	$—	$0.01	$0.24

	Three months ended September 30, 2017
	As Previously Reported	Franchise Fees	Specialty Manufacturing	Cooperative Advertising and Other Franchise Support Fees	Total Adjustments	As Revised
	(in thousands, except per share amounts)
Revenue	$609,469	$(360)	$(1,925)	$5,769	$3,484	$612,953
Cost of sales (1)	412,663	—	(1,681)	679	(1,002)	411,661
Gross profit	196,806	(360)	(244)	5,090	4,486	201,292
SG&A (2)	150,961	—	—	5,090	5,090	156,051
Gains on refranchising	(230)	40	—	—	40	(190)
Long-lived asset impairments	3,861	—	—	—	—	3,861
Other loss, net	1,769	—	—	—	—	1,769
Operating income	40,445	(400)	(244)	—	(644)	39,801
Interest expense, net	16,339	—	—	—	—	16,339
Income before income taxes	24,106	(400)	(244)	—	(644)	23,462
Income tax expense	2,643	(146)	(91)	—	(237)	2,406
Net income	$21,463	$(254)	$(153)	$—	$(407)	$21,056
Earnings per share:
Basic	$0.31	$—	$—	$—	$—	$0.31
Diluted	$0.31	$—	$—	$—	$—	$0.31

	Three months ended December 31, 2017
	As Previously Reported	Franchise Fees	Specialty Manufacturing	Cooperative Advertising and Other Franchise Support Fees	Total Adjustments	As Revised
	(in thousands, except per share amounts)
Revenue	$557,737	$1,493	$(1,672)	$5,265	$5,086	$562,823
Cost of sales (1)	380,190	—	(1,452)	600	(852)	379,338
Gross profit	177,547	1,493	(220)	4,665	5,938	183,485
SG&A (2)	137,986	—	—	4,665	4,665	142,651
Long-lived asset impairments	434,577	—	—	—	—	434,577
Other income, net	(785)	—	—	—	—	(785)
Operating loss	(394,231)	1,493	(220)	—	1,273	(392,958)
Interest expense, net	15,921	—	—	—	—	15,921
Gain on convertible debt and debt refinancing costs	(10,996)	—	—	—	—	(10,996)
Loss before income taxes	(399,156)	1,493	(220)	—	1,273	(397,883)
Income tax benefit (3)	(189,331)	4,606	(452)	—	4,154	(185,177)
Net loss	$(209,825)	$(3,113)	$232	$—	$(2,881)	$(212,706)
Loss per share:
Basic	$(2.99)	$(0.04)	$—	$—	$(0.04)	$(3.03)
Diluted	$(2.99)	$(0.04)	$—	$—	$(0.04)	$(3.03)

	Year ended December 31, 2017
	As Previously Reported	Franchise Fees	Specialty Manufacturing	Cooperative Advertising and Other Franchise Support Fees	Total Adjustments	As Revised
	(in thousands, except per share amounts)
Revenue	$2,453,038	$3,469	$1,031	$23,424	$27,924	$2,480,962
Cost of sales(1)	1,652,991	—	833	2,716	3,549	1,656,540
Gross profit	800,047	3,469	198	20,708	24,375	824,422
SG&A(2)	603,561	—	—	20,708	20,708	624,269
Gains on refranchising	(384)	70	—	—	70	(314)
Long-lived asset impairments	457,794	—	—	—	—	457,794
Other income, net	(511)	—	—	—	—	(511)
Operating loss	(260,413)	3,399	198	—	3,597	(256,816)
Interest expense, net	64,221	—	—	—	—	64,221
Gain on convertible debt and debt refinancing costs	(10,996)	—	—	—	—	(10,996)
Loss before income taxes	(313,638)	3,399	198	—	3,597	(310,041)
Income tax benefit (3)	(164,787)	5,307	(299)	—	5,008	(159,779)
Net loss	$(148,851)	$(1,908)	$497	$—	$(1,411)	$(150,262)
Loss per share:
Basic	$(2.16)	$(0.03)	$0.01	$—	$(0.02)	$(2.18)
Diluted	$(2.16)	$(0.03)	$0.01	$—	$(0.02)	$(2.18)
(1) Includes warehousing, distribution and occupancy.
(2) Defined as selling, general and administrative expense.
(3) Adjustments include $3.7 million non-cash tax expense related to the remeasurement of the applicable net deferred tax assets in connection with the 2017 Tax Act.

The impact of adoption of ASC 606 on the Company's reportable segments was as follows:

	Three months ended March 31, 2017
	As Previously Reported	Franchise Fees	Specialty Manufacturing	Cooperative Advertising and Other Franchise Support Fees	Total Adjustments	As Revised
	(in thousands)
Revenue:
U.S. and Canada	$530,179	$401	$—	$6,041	$6,442	$536,621
International	39,417	334	—	—	334	39,751
Manufacturing / Wholesale:
Intersegment revenues	61,298	—	—	—	—	61,298
Third party	52,500	248	3,086	—	3,334	55,834
Subtotal Manufacturing / Wholesale	113,798	248	3,086	—	3,334	117,132
Total reportable segment revenues	683,394	983	3,086	6,041	10,110	693,504
Other	22,742	—	—	—	—	22,742
Elimination of intersegment revenues	(61,298)	—	—	—	—	(61,298)
Total revenue	$644,838	$983	$3,086	$6,041	$10,110	$654,948
Operating income:
U.S. and Canada	$50,119	$371	$—	$—	$371	$50,490
International	14,535	334	—	—	334	14,869
Manufacturing / Wholesale	16,557	248	462	—	710	17,267
Total reportable segment operating income	81,211	953	462	—	1,415	82,626
Corporate costs	(28,074)	—	—	—	—	(28,074)
Other	416	—	—	—	—	416
Unallocated corporate and other	(27,658)	—	—		—	(27,658)
Total operating income	$53,553	$953	$462	$—	$1,415	$54,968

	Three months ended June 30, 2017
	As Previously Reported	Franchise Fees	Specialty Manufacturing	Cooperative Advertising and Other Franchise Support Fees	Total Adjustments	As Revised
	(in thousands)
Revenue:
U.S. and Canada	$520,804	$661	$—	$6,349	$7,010	$527,814
International	43,631	182	—	—	182	43,813
Manufacturing / Wholesale:
Intersegment revenues	56,000	—	—	—	—	56,000
Third party	53,945	510	1,542	—	2,052	55,997
Subtotal Manufacturing / Wholesale	109,945	510	1,542	—	2,052	111,997
Total reportable segment revenues	674,380	1,353	1,542	6,349	9,244	683,624
Other	22,614	—	—	—	—	22,614
Elimination of intersegment revenues	(56,000)	—	—	—	—	(56,000)
Total revenue	$640,994	$1,353	$1,542	$6,349	$9,244	$650,238
Operating income:
U.S. and Canada	$51,829	$661	$—	$—	$661	$52,490
International	15,605	182	—	—	182	15,787
Manufacturing / Wholesale	17,927	510	200	—	710	18,637
Total reportable segment operating income	85,361	1,353	200	—	1,553	86,914
Corporate costs	(26,207)	—	—	—	—	(26,207)
Other	(19,334)	—	—	—	—	(19,334)
Unallocated corporate and other	(45,541)	—	—	—	—	(45,541)
Total operating income	$39,820	$1,353	$200	$—	$1,553	$41,373

	Three months ended September 30, 2017
	As Previously Reported	Franchise Fees	Specialty Manufacturing	Cooperative Advertising and Other Franchise Support Fees	Total Adjustments	As Revised
	(in thousands)
Revenue:
U.S. and Canada	$486,282	$332	$—	$5,769	$6,101	$492,383
International	49,057	(599)	—	—	(599)	48,458
Manufacturing / Wholesale:
Intersegment revenues	58,037	—	—	—	—	58,037
Third party	53,304	(93)	(1,925)	—	(2,018)	51,286
Subtotal Manufacturing / Wholesale	111,341	(93)	(1,925)	—	(2,018)	109,323
Total reportable segment revenues	646,680	(360)	(1,925)	5,769	3,484	650,164
Other	20,826	—	—	—	—	20,826
Elimination of intersegment revenues	(58,037)	—	—	—	—	(58,037)
Total revenue	$609,469	$(360)	$(1,925)	$5,769	$3,484	$612,953
Operating income:
U.S. and Canada	$31,572	$292	$—	$—	$292	$31,864
International	16,768	(599)	—	—	(599)	16,169
Manufacturing / Wholesale	19,505	(93)	(244)	—	(337)	19,168
Total reportable segment operating income	67,845	(400)	(244)	—	(644)	67,201
Corporate costs	(25,558)	—	—	—	—	(25,558)
Other	(1,842)	—	—	—	—	(1,842)
Unallocated corporate and other	(27,400)	—	—	—	—	(27,400)
Total operating income	$40,445	$(400)	$(244)	$—	$(644)	$39,801

	Three months ended December 31, 2017
	As Previously Reported	Franchise Fees	Specialty Manufacturing	Cooperative Advertising and Other Franchise Support Fees	Total Adjustments	As Revised
	(in thousands)
Revenue:
U.S. and Canada	$456,179	$669	$—	$5,265	$5,934	$462,113
International	45,254	502	—	—	502	45,756
Manufacturing / Wholesale:
Intersegment revenues	56,160	—	—	—	—	56,160
Third party	56,304	322	(1,672)	—	(1,350)	54,954
Subtotal Manufacturing / Wholesale	112,464	322	(1,672)	—	(1,350)	111,114
Total reportable segment revenues	613,897	1,493	(1,672)	5,265	5,086	618,983
Elimination of intersegment revenues	(56,160)	—	—	—	—	(56,160)
Total revenue	$557,737	$1,493	$(1,672)	$5,265	$5,086	$562,823
Operating loss:
U.S. and Canada	$(379,616)	$669	$—	$—	$669	$(378,947)
International	13,660	502	—	—	502	14,162
Manufacturing / Wholesale	(5,999)	322	(220)	—	102	(5,897)
Total reportable segment operating loss	(371,955)	1,493	(220)	—	1,273	(370,682)
Unallocated corporate costs	(22,276)	—	—	—	—	(22,276)
Total operating loss	$(394,231)	$1,493	$(220)	$—	$1,273	$(392,958)

	Year ended December 31, 2017
	As Previously Reported	Franchise Fees	Specialty Manufacturing	Cooperative Advertising and Other Franchise Support Fees	Total Adjustments	As Revised
	(in thousands)
Revenue:
U.S. and Canada	$1,993,444	$2,063	$—	$23,424	$25,487	$2,018,931
International	177,359	419	—	—	419	177,778
Manufacturing / Wholesale:
Intersegment revenues	231,495	—	—	—	—	231,495
Third party	216,053	987	1,031	—	2,018	218,071
Subtotal Manufacturing / Wholesale	447,548	987	1,031	—	2,018	449,566
Total reportable segment revenues	2,618,351	3,469	1,031	23,424	27,924	2,646,275
Other	66,182	—	—	—	—	66,182
Elimination of intersegment revenues	(231,495)	—	—	—	—	(231,495)
Total revenue	$2,453,038	$3,469	$1,031	$23,424	$27,924	$2,480,962
Operating loss:
U.S. and Canada	$(246,097)	$1,993	$—	$—	$1,993	$(244,104)
International	60,568	419	—	—	419	60,987
Manufacturing / Wholesale	47,990	987	198	—	1,185	49,175
Total reportable segment operating loss	(137,539)	3,399	198	—	3,597	(133,942)
Corporate costs	(102,114)	—	—	—	—	(102,114)
Other	(20,760)	—	—	—	—	(20,760)
Unallocated corporate and other	(122,874)	—	—	—	—	(122,874)
Total operating loss	$(260,413)	$3,399	$198	$—	$3,597	$(256,816)
Recently Issued Accounting Pronouncements
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

NOTE 3.  REVENUE
Revenue is recognized when obligations under the terms of a contract with the customer are satisfied; generally, this occurs with the transfer of control of products or services. The Company satisfies performance obligations either over time or at a point in time as discussed in further detail below. Revenue is measured as the amount of consideration expected to be received in exchange for transferring goods or providing services. Applicable sales tax collected concurrent with revenue-producing activities are excluded from revenue.
U.S. and Canada Revenue
The following is a summary of revenue disaggregated by major source in the U.S. and Canada segment:

	Three months ended March 31,
	2018	2017
U.S. company-owned product sales: (1)	(in thousands)
Protein	$87,670	$92,263
Performance supplements	75,616	73,308
Weight management	39,787	40,517
Vitamins	50,371	51,236
Herbs / Greens	16,158	15,717
Wellness	47,701	48,421
Health / Beauty	48,054	48,710
Food / Drink	25,360	24,122
General merchandise	7,062	7,864
Total U.S. company-owned product sales	$397,779	$402,158
Wholesale sales to franchisees	57,160	64,281
Royalties and franchise fees	8,748	9,331
Sublease income	11,765	12,596
Cooperative advertising and other franchise support fees	5,533	6,041
Gold Card revenue recognized in U.S.(2)	—	24,399
Other (3)	31,429	17,815
Total U.S. and Canada revenue	$512,414	$536,621

(1)	Includes GNC.com sales.

(2)
The Gold Card Member Pricing program in the U.S. was discontinued in December 2016 in connection with the launch of the One New GNC which resulted in $24.4 million of deferred Gold Card revenue being recognized in the first quarter of 2017, net of $1.4 million in applicable coupon redemptions.

(3)	Includes revenue primarily related to Canada operations and loyalty programs, myGNC Rewards and PRO Access. The increase primarily relates to the Company's loyalty programs.
International Revenues
The following is a summary of the revenue disaggregated by major source in the International reportable segment:

	Three months ended March 31,
	2018	2017
	(in thousands)
Wholesale sales to franchisees	$21,760	$25,556
Royalties and franchise fees	6,621	6,571
Other (*)	11,684	7,624
Total International revenue	$40,065	$39,751
(*) Includes revenue primarily related to China operations and company-owned stores located in Ireland.

Manufacturing / Wholesale Revenue
The following is a summary of the revenue disaggregated by major source in the Manufacturing / Wholesale reportable segment:

	Three months ended March 31,
	2018	2017
	(in thousands)
Third-party contract manufacturing	$32,722	$33,742
Intersegment sales	64,663	61,298
Wholesale partner sales	22,332	22,092
Total Manufacturing / Wholesale revenue	$119,717	$117,132
Revenue by Geography
The following is a summary of the revenue by geography.

	Three months ended March 31,
	2018	2017
Total revenues by geographic areas:	(in thousands)
United States	$572,231	$621,023
Foreign	35,302	33,925
Total revenues	$607,533	$654,948
Revenue Recognition Policies
Within the U.S. and Canada segment, retail sales in company-owned stores are recognized at the point of sale. Revenue related to e-commerce sales is recognized upon shipment based on meeting the transfer of control criteria. The Company has made a policy election to treat shipping and handling as costs to fulfill the contract, and as a result, any fees received from customers are included in the transaction price allocated to the performance obligation of providing goods with a corresponding amount accrued within cost of sales for amounts paid to applicable carriers. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenue. A provision for anticipated returns is recorded through a reduction of sales and cost of sales (for product that can be resold or returned to vendors) in the period that the related sales are recorded.
Effective with the launch of the One New GNC on December 29, 2016, the Company introduced myGNC Rewards, a free points-based loyalty program while discontinuing its Gold Card Member Pricing program system-wide in the U.S. The loyalty program enables customers to earn points based on their purchases. Points earned by members are valid for one year and may be redeemed for cash discounts on any product the Company sells at both company-owned or franchise locations. The Company defers the estimated standalone selling price of points related to this program as a reduction to revenue as points are earned by allocating a portion of the transaction price the customer pays to a loyalty program liability within deferred revenue and other current liabilities on the Consolidated Balance Sheet. The estimated selling price of each point is based on the estimated value of product for which the point is expected to be redeemed, net of points not expected to be redeemed, based on historical redemption rates. When a customer redeems earned points, revenue is recognized with a corresponding reduction to the program liability.
Also effective with the launch of the One New GNC, the Company began offering a paid membership program, PRO Access, for $39.99 per year, which provides members with the delivery of sample boxes throughout the membership year, as well as the offering of certain other benefits including the opportunity to earn triple points on a periodic basis. The boxes include sample merchandise and other materials. The Company allocates the transaction price of the membership to the sample boxes and other benefits based on estimated relative stand-alone prices. The membership price paid is recorded within deferred revenue and other current liabilities on the Consolidated Balance Sheet and recognized as revenue as the underlying performance obligations are satisfied.

Revenue from gift cards is recognized when the gift card is redeemed. Gift cards do not have expiration dates and are not required to be escheated to government authorities. Utilizing historical redemption rates, the Company recognizes revenue for amounts not expected to be redeemed proportionately as other gift card balances are redeemed.
Revenues from domestic and international franchisees include wholesale product sales, franchise fees and royalties, as well as cooperative advertising and other franchise support fees specific to domestic franchisees. Revenues are recorded within the U.S. and Canada segment for domestic franchisees and the International segment for international franchisees. The Company's franchisees purchase a significant amount of the products they sell in their retail stores from the Company at wholesale prices. Revenue on product sales to franchisees and other franchise support fees (including construction, equipment and other administrative fees) are recognized upon transfer of control to the franchisee, net of estimated returns and allowances. Franchise license fees, royalties and continuing services, such as cooperative advertising, are not separate and distinct performance obligations as they are highly dependent on each other in supporting the overall brand. Franchise fees for the license are paid in advance, and are deferred and recognized over the applicable license term as the Company satisfies the performance obligation of granting the customer access to the rights of the Company’s intellectual property. Franchise royalties and cooperative advertising contributions are variable consideration based on a percentage of the franchisees' retail sales, which are recognized in the period the franchisees' underlying sales occur, and are not included in the upfront transaction price for the overall performance obligation relating to providing access to the Company's intellectual property.
The Manufacturing / Wholesale segment sells product to the Company's other segments, which is eliminated in consolidation, and third-party customers. Revenue is recognized over time, net of estimated returns and allowances, as manufacturing occurs if the customized goods have no alternative use (specially made for the end customer) and the Company has an enforceable right to payment for performance completed to date (even if such right is not enforced in practice). The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. The Company uses the cost-to-cost measure of progress for its contracts because it best depicts the transfer of control to the customer which occurs as the Company incurs costs on its contracts. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenues, including estimated fees or profits, are recorded proportionally as costs are incurred. Costs to fulfill include labor, materials, other direct costs and an allocation of indirect costs, which are recognized as cost of sales as revenue is recognized. Services for specialty manufacturing contracts typically have an expected duration of less than one year.
Balances from Contracts with Customers
Contract assets relating to specialty manufacturing include amounts related to our contractual right to consideration for completed performance obligations not yet invoiced, which are recognized along with the associated revenue and were $26.7 million and $24.3 million at March 31, 2018 and December 31, 2017, respectively recorded within prepaid and other current assets on the accompanying Consolidated Balance Sheets (with a corresponding reduction to inventory at cost). Contract liabilities include payments received in advance of performance under the contract, and are realized with the associated revenue recognized under the contract.
The following table presents changes in the Company’s contract liabilities during the three months ended March 31, 2018:

	Balance at Beginning of Period	Additions	Deductions	Balance at the End of Period
	(in thousands)
Deferred franchise and license fees	$38,011	1,442	(2,557)	$36,896
PRO Access and loyalty program points	24,464	17,149	(15,342)	26,271
Gift card liability	4,172	968	(2,499)	2,641
The Company's PRO Access and loyalty program points are recorded within deferred revenue and other current liabilities on the Consolidated Balance Sheets. Deferred franchise and license fees are recorded within deferred revenue and other current liabilities and other long-term liabilities on the Consolidated Balance Sheets. As of March 31, 2018, the Company had deferred franchise fees with unsatisfied performance obligations extending throughout 2028 of $36.9 million, of which approximately $7.9 million is expected to be recognized over the next 12 months. The Company has elected to use the practical expedient allowed under the rules of adoption to not disclose the duration of the remaining unsatisfied performance obligations for contracts with an original expected length of one year or less.

NOTE 4.  INVENTORY
The net realizable value of inventory consisted of the following:

	March 31, 2018	December 31, 2017 (*)
	(in thousands)
Finished product ready for sale	$449,540	$432,092
Work-in-process, bulk product and raw materials	55,037	51,225
Packaging supplies	3,391	2,415
Inventory	$507,968	$485,732
(*) The balances as of December 31, 2017 have been revised in connection with the adoption of ASC 606 to include a reduction to inventory as applicable custom manufacturing services are completed. Refer to Note 2, "Basis of Presentation" for more information.
NOTE 5.  LONG-TERM DEBT / INTEREST EXPENSE
Long-term debt consisted of the following:

	March 31, 2018	December 31, 2017
	(in thousands)
Tranche B-1 Term Loan (net of $0.1 million and $0.9 million discount)	$150,630	$1,130,320
Tranche B-2 Term Loan (net of $30.8 million discount)	662,788	—
FILO Term Loan (net of $18.4 million discount)	256,634	—
Unpaid original issuance discount	19,587	—
Revolving Credit Facility	17,500	—
Notes	169,833	167,988
Debt issuance costs	(1,083)	(1,285)
Total debt	1,275,889	1,297,023
Less: current debt	(213,111)	—
Long-term debt	$1,062,778	$1,297,023
Refinancing of Senior Credit Facility
On February 28, 2018, the Company amended and restated its Senior Credit Facility (the “Amendment”, and the Senior Credit Facility as so amended, the "Term Loan Agreement") formerly consisting of a $1,131.2 million term loan facility due in March 2019 and a $300.0 million revolving credit facility that was scheduled to mature in September 2018. The Amendment included an extension of the maturity date for $704.3 million of the $1,131.2 million term loan facility from March 2019 to March 2021 (the “Tranche B-2 Term Loan). However, if more than $50.0 million of the Company's Notes have not been repaid, converted or effectively discharged prior to such date (“Existing Indenture Discharge”), the maturity date becomes May 2020, subject to certain adjustments. The Amendment also terminated the existing $300.0 million revolving credit facility.
After the effectiveness of the Amendment, the remaining term loan of $151.9 million continues to have a maturity date of March 2019 (the "Tranche B-1 Term Loan"). The Tranche B-2 Term Loan requires annual aggregate principal payments of at least $43 million and bears interest at a rate of LIBOR plus a margin of 8.75% per annum subject to change under certain circumstances (with a minimum and maximum possible interest rate of LIBOR plus a margin of 8.25% and 9.25%, respectively, per annum). Payments and interest associated with the Tranche B-1 Term Loan are consistent with past terms. The Term Loan Agreement is secured by a (i) first lien on certain assets of the Company primarily consisting of capital stock issued by General Nutrition Centers, Inc. ("Centers") and its subsidiaries, intellectual property and equipment (“Term Priority Collateral”) and (ii) second lien on certain assets of the Company primarily consisting of inventory and accounts receivable (“ABL Priority Collateral”). The Term Loan Agreement is guaranteed by all material, wholly-owned domestic subsidiaries of the Company (the “U.S. Guarantors”) and by General Nutrition Centres Company, an unlimited liability company organized under the laws of Nova Scotia (together with the U.S. Guarantors, the “Guarantors”).

On February 28 2018, the Company also entered into a new asset-based credit agreement (the "ABL Credit Agreement"), consisting of:
•a new $100 million asset-based Revolving Credit Facility (the "Revolving Credit Facility") with a maturity date of August 2022 (which maturity date will become May 2020, subject to certain adjustments, if the Existing Indenture Discharge has not occurred); and
•a $275.0 million asset-based Term Loan Facility advanced on a “first-in, last-out” basis (the "FILO Term Loan") with a maturity date of December 2022 (which maturity date will become May 2020, subject to certain adjustments, if the Existing Indenture Discharge has not occurred).
There are no scheduled amortization payments associated with the FILO Term Loan, which bears interest at a rate of LIBOR plus a margin of 7.00% per annum subject to decrease under certain circumstances (with a minimum possible interest rate of LIBOR plus a margin of 6.50% per annum). Outstanding borrowings under the Revolving Credit Facility bear interest at a rate of LIBOR plus 1.75% (subject to an increase or decrease of 0.25% based on the amount available to be drawn under the Revolving Credit Facility). The Company is also required to pay an annual fee to revolving lenders equal to a maximum of 2.0% (subject to adjustment based on the amount available to be be drawn under the Revolving Credit Facility) on outstanding letters of credit and an annual commitment fee of 0.375% on the undrawn portion of the Revolving Credit Facility subject to an increase to 0.5% based on the amount available to drawn under the Revolving Credit Facility. The FILO Term Loan and Revolving Credit Facility are secured by a (i) first lien on ABL Priority Collateral and (ii) second lien on Term Priority Collateral. The FILO Term Loan and Revolving Credit Facility are guaranteed by the Guarantors.
In connection with the debt refinancing, the Company recognized a loss of $16.7 million, which primarily includes third-party fees relating to the Tranche B-2 Term Loan and the FILO Term Loan, the majority of which has been paid and is presented as an operating outflow on the accompanying Consolidated Statement of Cash Flows. In addition, the Company incurred $49.8 million consisting of an original issuance discount (“OID”) to the Tranche B-2 Term Loan and the FILO Term Loan lenders, of which 2% or $19.6 million is due the earlier of March 2019 or the closing of the Harbin transaction described in Note 18, “Subsequent Events” to the Company’s 2017 10-K. The OID together with $5.1 million in fees incurred relating to the Revolving Credit Facility (included within other long-term assets on the Consolidated Balance Sheet) will be amortized through the applicable maturity dates as an increase to interest expense. The $30.2 million portion of OID paid together with the Revolving Credit Facility fees resulted in $35.2 million presented as a financing outflow on the accompanying Consolidated Statement of Cash Flows. Included within the current debt above is the Tranche B-1 Term Loan balance, scheduled amortization payments on the Tranche B-2 Term Loan from March 31, 2018 through March 31, 2019 and the 2% OID that is due by March 2019.
Under the Company’s Term Loan Agreement and ABL Credit Agreement (collectively, the "Credit Facilities"), the Company is required to make certain mandatory prepayments, including a requirement to prepay first the Tranche B-2 Term Loan (until repaid in full), second the FILO Term Loan (until repaid in full, but only if such prepayment is permitted under the ABL Credit Agreement), and third the Tranche B-1 Term Loan, in each case annually with amounts based on excess cash flow, as defined in the Company’s Credit Facilities, based on the results of the Company for the prior fiscal year. The first such payment will be due with respect to the year ending December 31, 2018. The payment will be 75% of excess cash flow for each such fiscal year, subject to a reduction to 50% based on the attainment of a certain Consolidated Net First Lien Leverage Ratio, and will be reduced by certain scheduled debt payment amounts. The Company expects this excess cash flow payment to be between $20 million and $30 million at 50% and $50 million and $60 million at 75% with respect to the year ending December 31, 2018, which is expected to be paid in the first quarter of 2019. The proceeds from the Harbin transaction, if received and used to pay down the debt prior to December 31, 2018, is expected to result in the Company's excess cash flow payment being at 50%.
At March 31, 2018, the interest rates under the Tranche B-1 Term Loan, Tranche B-2 Term Loan, and the FILO Term Loan were 4.3%, 10.6% and 8.9%, respectively. At December 31, 2017, the interest rate under the Tranche B-1 Term Loan was 4.1%. The Revolving Credit Facility had a weighted average interest rate of 3.6% at March 31, 2018. At March 31, 2018, the Company had $72.3 million available under the Revolving Credit Facility, after giving effect to $17.5 million in borrowings and $10.2 million utilized to secure letters of credit.
The Company’s Credit Facilities contain customary covenants, including limitations on the ability of GNC Corporation, Centers, and Centers' subsidiaries to, among other things, incur debt, grant liens on their assets, enter into mergers or liquidations, sell assets, make investments or acquisitions, make optional payments in respect of, or modify, certain other debt instruments, pay dividends or other payments on capital stock, or enter into arrangements that restrict their ability to pay dividends or grant liens. In addition, the Term Loan Agreement requires compliance, as of the end of each fiscal quarter of the Company, with a maximum Consolidated Net First Lien Leverage Ratio initially set at 5.50 to 1.00 through December 31, 2018 and decreasing to 5.00 to 1.00 from March 31, 2019 to December 31, 2019 and 4.25 to 1.00 thereafter. Depending on the amount available to be drawn under the Revolving Credit Facility, the ABL Credit Agreement requires compliance as of the end of each fiscal quarter of the Company with a minimum Fixed Charge Coverage Ratio of 1.00 to 1.00. The Company is currently in compliance, and expects to remain in compliance over the next twelve months, with the terms of its Credit Facilities.
Convertible Debt
The Company maintains a $188.6 million principal amount of 1.5% convertible senior notes due in 2020 (the "Notes"). The Notes consist of the following components:

	March 31, 2018	December 31, 2017
	(in thousands)
Liability component
Principal	$188,565	$188,565
Conversion feature	(16,455)	(18,065)
Discount related to debt issuance costs	(2,277)	(2,512)
Net carrying amount	$169,833	$167,988
Interest Expense
Interest expense consisted of the following:

	Three months ended March 31,
	2018	2017
	(in thousands)

Tranche B-1 Term Loan coupon	$8,058	$9,518
Tranche B-2 Term Loan coupon	6,824	—
FILO Term Loan coupon	2,122	—
Revolving Credit Facility	132	—
Terminated revolving credit facility	316	1,289
Amortization of discount and debt issuance costs	1,755	625
Subtotal	19,207	11,432
Notes:
Coupon	707	1,078
Amortization of conversion feature	1,610	2,357
Amortization of discount and debt issuance costs	244	306
Total Notes	2,561	3,741
Other	5	721
Interest expense, net	$21,773	$15,894

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
The carrying amounts of cash and cash equivalents, receivables, accounts payable, accrued liabilities and the Revolving Credit Facility approximate their respective fair values. Based on the interest rates currently available and their underlying risk, the carrying value of franchise notes receivable recorded in other long-term assets approximates its fair value.
The carrying values and estimated fair values of the term loans, net of discount, and Notes (net of the equity component classified in stockholders' equity and discount) were as follows:

	March 31, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Tranche B-1 Term Loan	$150,630	$148,551	$1,130,320	$930,592
Tranche B-2 Term Loan	662,788	618,878	—	—
FILO Term Loan	256,634	264,333	—	—
Notes	169,833	124,891	167,988	85,044
The fair values of the term loans were determined using the instrument’s trading value in markets that are not active, which are considered Level 2 inputs. The fair value of the Notes was determined based on quoted market prices and bond terms and conditions, which are considered Level 2 inputs.
NOTE 7.  CONTINGENCIES
The Company is engaged in various legal actions, claims and proceedings arising in the normal course of business, including claims related to breach of contracts, product liability matters, intellectual property matters and employment-related matters resulting from the Company's business activities.
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
The Company's contingencies are subject to substantial uncertainties, including for each such contingency the following, among other factors: (i) the procedural status of the case; (ii) whether the case has or may be certified as a class action suit; (iii) the outcome of preliminary motions; (iv) the impact of discovery; (v) whether there are significant factual issues to be determined or resolved; (vi) whether the proceedings involve a large number of parties and/or parties and claims in multiple jurisdictions or jurisdictions in which the relevant laws are complex or unclear; (vii) the extent of potential damages, which are often unspecified or indeterminate; and (viii) the status of settlement discussions, if any, and the settlement posture of the parties. Consequently, except as otherwise noted below with regard to a particular matter, the Company cannot predict with any reasonable certainty the timing or outcome of the legal matters described below, and the Company is unable to estimate a possible loss or range of loss. If the Company ultimately is required to make any payments in connection with an adverse outcome in any of the matters discussed below, it is possible that it could have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.
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
Litigation
DMAA / Aegeline Claims.  Prior to December 2013, the Company sold products manufactured by third parties that contained derivatives from geranium known as 1.3-dimethylpentylamine/ dimethylamylamine/ 13-dimethylamylamine, or "DMAA," which were recalled from the Company's stores in November 2013, and/or Aegeline, a compound extracted from bael trees. As of March 31, 2018, the Company was named in 29 personal injury lawsuits involving products containing DMAA and/or Aegeline.
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
California Wage and Break Claims. On February 29, 2012, former Senior Store Manager, Elizabeth Naranjo, individually and on behalf of all others similarly situated, sued General Nutrition Corporation in the Superior Court of the State of California for the County of Alameda. The complaint contains eight causes of action, alleging, among other matters, meal, rest break and overtime violations for which indeterminate money damages for wages, penalties, interest, and legal fees are sought. As of March 31, 2018, an immaterial liability has been accrued in the accompanying financial statements. The Company intends to conduct further discovery and file a motion to decertify the class action prior to trial. The hearing for this motion is scheduled for April 27, 2018.
Pennsylvania Fluctuating Workweek. On September 18, 2013, Tawny Chevalier and Andrew Hiller commenced a class action in the Court of Common Pleas of Allegheny County, Pennsylvania. Plaintiff asserted a claim against the Company for a purported violation of the Pennsylvania Minimum Wage Act ("PMWA"), challenging the Company's utilization of the "fluctuating workweek" method to calculate overtime compensation, on behalf of all employees who worked for the Company in Pennsylvania and who were paid according to the fluctuating workweek method. In October 2014, the Court entered an order holding that the use of the fluctuating workweek method violated the PMWA. In September 2016, the Court entered judgment in favor of Plaintiffs and the class in an immaterial amount, which has been recorded as a charge in the accompanying Consolidated Financial Statements. Plaintiffs subsequently filed a petition for an award of attorney's fees, costs and incentive payment. The court awarded an immaterial amount in legal fees. The Company appealed from the adverse judgment and the award of attorney's fees. On December 22, 2017, the Pennsylvania Superior Court held that the Company correctly determined the "regular rate" by dividing weekly compensation by all hours worked (rather than 40), but held that the regular rate must be multiplied by 1.5 (rather than 0.5) to determine the amount of overtime owed. Taking accumulated interest into account, the net result of the Superior Court's decision was to reduce the Company's liability by an immaterial amount, which has been reflected in the accompanying Consolidated Financial Statements. The Company filed a petition for appeal to the Pennsylvania Supreme Court on January 22, 2018.
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
Oregon Attorney General. On October 22, 2015, the Attorney General for the State of Oregon sued GNC in Multnomah County Circuit Court for alleged violations of Oregon’s Unlawful Trade Practices Act, in connection with its sale in Oregon of certain third-party products. The Company is vigorously defending itself against these allegations. Along with its Amended Answer and Affirmative Defenses, the Company filed a counterclaim for declaratory relief, asking the court to make certain rulings in favor of the Company, and adding USPlabs, LLC and SK Laboratories as counterclaim defendants.  In March 2018, the Oregon Attorney General filed a motion for summary judgment relating to its first claim for relief, which the Company is contesting.  In April 2018, USPlabs, LLC filed a motion to stay the proceeding pending its criminal trial in the Northern District of Texas.  Both motions are pending.  The parties are in the process of exchanging discovery.  The trial date is currently set for October 2018.
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
Holland and Barrett License Litigation. On September 18, 2014, the Company's wholly-owned affiliate General Nutrition Investment Company ("GNIC") commenced proceedings in the U.K. High Court to determine if the license agreement from March 2003 between GNIC and Holland & Barrett International Ltd and Health and Diet Centers Ltd. (“Defendants”) was validly terminated. GNIC alleged that termination of the entire agreement was warranted due to several material breaches by Defendants, and that the agreement should be terminated related to five licensed GNC trademarks for lack of use for more than five years. On April 7, 2017, the Court issued its judgment that found that GNIC's notice of termination was invalid and while there were several breaches of the agreement, none were sufficiently material to justify termination. Under U.K. procedural rules, GNIC is required to pay some portion of Defendant’s legal costs. As a result, the Company recorded a charge of $2.1 million in the first quarter of 2017 and subsequently reached an agreement with the Defendants in relation to costs. The Defendants appealed part of the Court's judgment concerning findings in relation to the licensed GNIC trademarks, and that appeal will be heard the U.K.'s Court of Appeal in June 2018.
E-Commerce Pricing Matters.  In April 2016, Jenna Kaskorkis, et al. filed a complaint against General Nutrition Centers, Inc. followed by similar cases brought forth by Ashley Gennock in May 2016 and Kenneth Harrison in December 2016.  Plaintiffs allege that the Company's promotional pricing on its website was misleading and did not fairly represent promotions based on average retail prices over a trended period of time being consistent with prices advertised as promotional.  The Company attended a mediation with counsel for all plaintiffs and has reached a tentative agreement in the third quarter of 2017 on many of the key terms of a settlement. The matters have been effectively stayed while the parties remain in discussions. The Company currently expects any settlement to be in a form that does not require the recording of a contingent liability, except an immaterial amount the Company has accrued in the accompanying Consolidated Financial Statements.
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

NOTE 8. EARNINGS PER SHARE
The following table represents the Company's basic and dilutive weighted-average shares:

	Three months ended March 31,
	2018	2017
	(in thousands)
Basic weighted average shares	83,232	68,246
Effect of dilutive stock-based compensation awards	136	54
Diluted weighted average shares	83,368	68,300
The following awards were not included in the computation of diluted EPS because the impact of applying the treasury stock method was antidilutive or because certain conditions have not been met with respect to the Company's performance awards.

	Three months ended March 31,
	2018	2017
	(in thousands)
Antidilutive:
Time-based options and restricted stock awards	3,206	1,615
Performance-based restricted stock awards	536	—
Contingently issuable:
Performance-based restricted stock awards	—	77
Performance-based restricted stock awards with a market condition	315	462
Total stock-based awards excluded from diluted EPS	4,057	2,154
The Company has applied the if-converted method to calculate dilution on the Notes in the current quarter, which has resulted in all 2.9 million underlying convertible shares being anti-dilutive.

NOTE 9.  SEGMENTS
The Company aggregates its operating segments into three reportable segments, U.S. and Canada, International and Manufacturing / Wholesale. The Company fully allocates warehousing and distribution costs to its reportable segments. The Company's chief operating decision maker evaluates segment operating results based primarily on performance indicators, including revenue and operating income. Operating income of each reportable segment excludes certain items that are managed at the consolidated level, such as corporate costs. The Manufacturing / Wholesale segment manufactures and sells product to the U.S. and Canada and International segments at cost with a markup, which is eliminated at consolidation. In connection with the asset sale of Lucky Vitamin on September 30, 2017, their results are now included within Other for applicable prior periods to ensure comparability.
The following table represents key financial information for each of the Company's reportable segments:

	Three months ended March 31,
	2018	2017
	(in thousands)
Revenue:
U.S. and Canada	$512,414	$536,621
International	40,065	39,751
Manufacturing / Wholesale:
Intersegment revenues	64,663	61,298
Third party	55,054	55,834
Subtotal Manufacturing / Wholesale	119,717	117,132
Total reportable segment revenues	672,196	693,504
Other	—	22,742
Elimination of intersegment revenues	(64,663)	(61,298)
Total revenue	$607,533	$654,948
Operating income:
U.S. and Canada	$43,490	$50,490
International	14,464	14,869
Manufacturing / Wholesale	14,964	17,267
Total reportable segment operating income	72,918	82,626
Corporate costs	(26,479)	(28,074)
Other	(50)	416
Unallocated corporate costs and other	(26,529)	(27,658)
Total operating income	46,389	54,968
Interest expense, net	21,773	15,894
Loss on debt refinancing	16,740	—
Income before income taxes	$7,876	$39,074

Refer to Note 3, "Revenue," for more information on the Company's reportable segments.

NOTE 10.  INCOME TAXES
The Company recognized $1.7 million of income tax expense (or 21.4% of pre-tax income) during the three months ended March 31, 2018 compared with $14.3 million (or 36.7% of pre-tax income) in the prior year quarter. The Company's tax rate is based on income, statutory tax rates and tax planning opportunities available in the jurisdictions in which it operates. The reduction to the tax rate was primarily driven by Tax Reform legislation, enacted on December 22, 2017, known as The Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”).  The 2017 Tax Act resulted in significant changes to the Internal Revenue Code, including a reduction in the corporate tax rate from 35% to 21%, which was effective for tax years beginning after December 31, 2017.
At March 31, 2018 and December 31, 2017, the Company had $5.5 million and $5.8 million of unrecognized tax benefits, respectively, excluding interest and penalties, which if recognized, would affect the effective tax rate. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company accrued $1.9 million at March 31, 2018 and December 31, 2017, for potential interest and penalties associated with uncertain tax positions. To the extent interest and penalties are not assessed with respect to the ultimate settlement of uncertain tax positions, amounts previously accrued will be reversed as a reduction to income tax expense.
On December 22, 2017, Staff Accounting Bulletin No. 118 was issued to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Act. The Consolidated Financial Statements for the year ended December 31, 2017 included an immaterial provisional tax impact related to deemed repatriated earnings. The ultimate impact may differ from these provisional amounts, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made and additional regulatory guidance that may be issued. Any subsequent adjustment will be recorded to current tax expense in the quarter of 2018 when the analysis is complete.
GNC Holdings, Inc. files a consolidated federal tax return and various consolidated and separate tax returns as prescribed by the tax laws of the state, local and international jurisdictions in which it and its subsidiaries operate. The statutes of limitation for the Company’s U.S. federal income tax returns are closed for years through 2013. The Company has various state and local jurisdiction tax years open to examination (the earliest open period is generally 2011).

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q. The following information presented for the three months ended March 31, 2018 and 2017 was prepared by management, is unaudited, and was derived from our unaudited consolidated financial statements and accompanying notes. In the opinion of management, all adjustments necessary for a fair statement of our financial position and operating results for such periods and as of such dates have been included.

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
All forward-looking statements, including, without limitation, our examination of historical operating trends, are based upon our current expectations and various assumptions. We believe there is a reasonable basis for our expectations and beliefs, but they are inherently uncertain. We may not realize our expectations, and our beliefs may not prove correct. A detailed discussion of risk and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section titled “Risk Factors” in our 2017 10-K.
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
Business Overview
We are a global specialty retailer of health, wellness and performance products, including protein, performance supplements, weight management supplements, vitamins, herbs and greens, wellness supplements, health and beauty, food and drink and other general merchandise. We derive our revenues principally from: product sales through our company-owned stores; the internet primarily through our websites, GNC.com and prior to the sale of its assets on September 30, 2017, LuckyVitamin.com, as well as third-party websites; domestic and international franchise activities; and sales of products manufactured in our facility to third parties. We sell products through a worldwide network of approximately 8,900 locations operating under the GNC brand name.
We believe the competitive strengths that position us as a leader in the specialty nutritional supplement space include our: well-recognized brand; stable base of long-term customers; geographically diverse store base; vertically integrated operations and differentiated service model designed to enhance the customer experience.
Our Current Strategy
In the first quarter of 2018, we extended our debt maturity and announced a partnership with Harbin Pharmaceutical Group Co., Ltd., which includes the issuance of convertible preferred stock and a commercial joint venture in China. The agreement, subject to closing conditions, will give us the financial flexibility to execute on our strategic growth initiatives described below and gain share in the growing health and wellness industry.

•
Proprietary products and innovation capabilities. We believe that product innovation is critical to our growth, brand image superiority and competitive advantage. Through market research, interactions with customers and partnerships with leading industry vendors, we work to identify shifting consumer trends that can inform our product development process. We believe that our brand portfolio of proprietary products, which are available in our stores, on GNC.com, on our market place on Amazon.com and other third-party websites, advances GNC's brand presence and our general reputation as a leading retailer of health and wellness products. GNC brand mix for domestic system-wide sales increased to 50% in the first quarter of 2018 compared with 48% in the fourth quarter of 2017 and 43% in the first quarter of 2017.

Slimvance, our category defining weight loss product, has successfully attracted new customers, improved average transaction amount and despite overall sales declines, increased our share of the U.S. weight management market.

•
Loyalty programs. As of March 31, 2018, our loyalty membership increased 12.3% to 12.8 million members compared with December 31, 2017. Included in our loyalty membership at March 31, 2018 are 935,000 members enrolled in PRO Access, a 23.6 % increase compared with December 31, 2017. In 2018, we have refreshed the PRO Access program with improved customer touch points, and are seeing increased member sign ups and renewals.

•
Customer experience. Our goal is to create a consistent and satisfying experience for all our customers, whether they find us in a retail store, online, or on a mobile device, and we are investing in omnichannel capabilities and the in-store experience. Our store base is a competitive advantage over online-only competitors especially as we continue to develop our associates to deliver thoughtful assistance and advice.

•
International. Our international business is a growth opportunity and we are focused on developing partnerships that can grow our reach in attractive global markets.  In February 2018, we announced a partnership with Harbin Pharmaceutical Group., Ltd.  This partnership will continue to strengthen our balance sheet and position us to fully leverage the opportunity in China through Harbin’s extensive distribution, marketing and sales infrastructure.

Key Performance Indicators
The primary key performance indicators that senior management focus on include revenue and operating income for each segment, which are discussed in detail within "Results of Operations", as well as same store sales growth.
The table below presents the key components of U.S Company-owned same store sales:

	Three months ended March 31,
	2018	2017
Contribution to same store sales
Domestic Retail same store sales	(1.2)%	(3.6)%
GNC.com contribution to same store sales	1.7%	(0.3)%
Total Same Store Sales	0.5%	(3.9)%
Same store sales for company-owned stores include point-of-sale retail sales from all domestic stores which have been operating for twelve full months following the opening period. We are an omnichannel retailer with capabilities that allow a customer to use more than one channel when making a purchase, including in-store and through e-commerce channels, which include our wholly-owned website GNC.com and third-party websites, including Amazon (the sales from which are included in the GNC.com business unit) where product assortment and price are controlled by us, and the purchases from which are fulfilled by direct shipment to the customer from one of our distribution facilities as well as third-party e-commerce vendors. In-store sales are reduced by sales originally consummated online or through mobile devices and subsequently returned in-store. Sales of membership programs, including the new PRO Access loyalty program and former Gold Card program, which is no longer offered in the U.S., as well as the net change in the deferred points liability associated with the myGNC Rewards program, are excluded from same store sales.
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
Non-GAAP Measures
                We have included the year-over-year change in segment operating income as a percentage of revenue for our U.S. and Canada segment below under "Results of Operations" adjusted to exclude certain prior year items because we believe it represents an effective supplemental means by which to measure our segment’s operating performance. We believe that this metric is useful to investors as it enables our management and our investors to evaluate and compare our segment’s results from operations in a more meaningful and consistent manner by excluding specific items that are not reflective of ongoing operating results. However, this metric is not a measurement of our segment’s performance under GAAP and should not be considered as  an alternative to net income, operating income or any other performance measures derived in accordance with GAAP, or as an alternative to GAAP cash flow from operating activities, or as a measure of our profitability or liquidity.

Results of Operations
(Calculated as a percentage of consolidated revenue unless indicated otherwise)

	Three months ended March 31,
	2018	2017
Revenues:
U.S. and Canada	84.3%	81.9%
International	6.6%	6.1%
Manufacturing / Wholesale:
Intersegment revenues	10.6%	9.4%
Third party	9.1%	8.5%
Subtotal Manufacturing / Wholesale	19.7%	17.9%
Other	—%	3.5%
Elimination of intersegment revenue	(10.6)%	(9.4)%
Total net revenues	100.0%	100.0%
Operating expenses:
Cost of sales, including warehousing, distribution and occupancy	65.9%	66.4%
Gross profit	34.1%	33.6%
Selling, general and administrative	26.5%	25.3%
Other income, net	—%	(0.2)%
Total operating expenses	92.4%	91.5%
Operating income:
U.S. and Canada (*)	8.5%	9.4%
International (*)	36.1%	37.4%
Manufacturing / Wholesale (*)	12.5%	14.7%
Unallocated corporate costs and other
Corporate costs	(4.4)%	(4.3)%
Other	—%	0.1%
Subtotal unallocated corporate and other costs	(4.4)%	(4.2)%
Total operating income	7.7%	8.4%
Interest expense, net	3.6%	2.4%
Loss on debt refinancing	2.8%	—%
Income before income taxes	1.3%	6.0%
Income tax expense	0.3%	2.2%
Net income	1.0%	3.8%

(*) Calculated as a percentage of segment revenue.

The following table summarizes the number of our stores for the periods indicated:

	Three months ended March 31,
	2018	2017
U.S. & Canada
Company-owned(a):
Beginning of period balance	3,423	3,513
Store openings	5	19
Acquired franchise stores(b)	6	12
Franchise conversions(c)	—	(1)
Store closings	(49)	(44)
End of period balance	3,385	3,499
Domestic Franchise:
Beginning of period balance	1,099	1,178
Store openings	5	6
Acquired franchise stores(b)	(6)	(12)
Franchise conversions(c)	—	1
Store closings	(15)	(9)
End of period balance	1,083	1,164
International(d):
Beginning of period balance	2,015	1,973
Store openings	16	22
Store closings	(22)	(46)
End of period balance	2,009	1,949
Store-within-a-store (Rite Aid):
Beginning of period balance	2,418	2,358
Store openings	16	16
Store closings	(6)	(3)
End of period balance	2,428	2,371
Total Stores	8,905	8,983
_______________________________________________________________________________
(a) Includes Canada.
(b) Stores that were acquired from franchisees and subsequently converted into company-owned stores.
(c) Company-owned store locations sold to franchisees.
(d) Includes franchise locations in approximately 50 countries (including distribution centers where sales are made) and company-owned stores located in Ireland and China.

Comparison of the Three Months Ended March 31, 2018 (current quarter) and 2017 (prior year quarter)
Revenues
Our consolidated net revenues decreased $47.4 million, or 7.2%, to $607.5 million for the three months ended March 31, 2018 compared with $654.9 million for the same period in 2017. The decrease was primarily the result of the sale of Lucky Vitamin on September 30, 2017, which resulted in a $22.7 million reduction to revenue, and the termination of the U.S. Gold Card Member Pricing program in the prior year quarter, which resulted in a $23.0 million decrease in revenue.
U.S. and Canada.  Revenues in our U.S. and Canada segment decreased $24.2 million, or 4.5%, to $512.4 million for the three months ended March 31, 2018 compared with $536.6 million in the prior year quarter. The $24.2 million decrease in revenue in the current quarter as compared with the prior year quarter was primarily due to the following:

•
A decrease of $23.0 million relating to the termination of the U.S. Gold Card Member Pricing program, which resulted in the recognition of domestic Gold Card deferred revenue of $24.4 million, net of $1.4 million of applicable coupon redemptions in the prior year quarter;

•
A decrease in domestic franchise revenue of $7.8 million to $76.7 million in the current quarter compared with $84.5 million in prior year quarter due to the impact of a decrease in retail same store sales of 1.9% and a decrease in the number of franchise stores from 1,164 at March 31, 2017 to 1,083 at March 31, 2018; and

•	The decrease in the number of corporate stores from 3,499 at March 31, 2017 to 3,385 at March 31, 2018 contributed an approximate $7 million decrease to revenue.
Partially offsetting the above decreases in revenue was the following:

•	An increase of $12.9 million related to our loyalty programs, PRO Access and myGNC Rewards; and

•
An increase in U.S. company-owned same store sales of 0.5%, which includes GNC.com sales, which resulted in a $2.0 million increase to revenue. GNC.com contributed 1.7% to the increase in same store sales from increased sales through Amazon. E-commerce sales were 7.1% of U.S. and Canada revenue in the current quarter compared with 5.3% in the prior year quarter. Same store sales for company-owned stores decreased 1.2% in the current quarter due to lower sales in Protein, Vitamins, Weight Management Supplements, Health and Beauty and Wellness Supplement categories, partially offset by higher sales in the Performance Supplements, Herbs/Greens and Food/Drink categories.

International. Revenues in our International segment increased $0.3 million, or 0.8%, to $40.1 million in the current quarter compared with $39.8 million in the prior year quarter. Revenues from our China business increased by $3.4 million in the current quarter compared with the prior year quarter due to higher cross-border e-commerce sales. Revenue from our international franchisees decreased $3.6 million in the current quarter compared to the prior year quarter with a decrease in retail same store sales of 2.8%.
Manufacturing / Wholesale. Revenues in our Manufacturing / Wholesale segment, excluding intersegment sales, decreased $0.7 million, or 1.4%, to $55.1 million for the three months ended March 31, 2018 compared with $55.8 million in the prior year quarter. Third-party contract manufacturing sales decreased $0.9 million, or 3.0%, to $32.8 million for the three months ended March 31, 2018 compared with $33.7 million in the prior year quarter. Sales to our wholesale partners increased $0.2 million, or 1.1% from $22.1 million in the prior year quarter to $22.3 million in the current quarter. Intersegment sales increased $3.4 million from $61.3 million in the prior year quarter to $64.7 million in the current quarter primarily reflecting our increasing focus on proprietary products.
Cost of Sales and Gross Profit
Cost of sales, which includes product costs, warehousing, distribution and occupancy costs decreased $34.4 million to $400.7 million for the three months ended March 31, 2018 compared with $435.1 million in the prior year quarter. Gross profit decreased $13.0 million from $219.9 million in the prior year quarter to $206.9 million in the current quarter, and as a percentage of revenue, increased from 33.6% for the quarter ended March 31, 2017 to 34.1% in the current quarter. The increase in gross profit rate was primarily due to a higher domestic retail product margin rate reflecting a higher mix of proprietary sales which contribute higher margins relative to third-party sales, partially offset by the comparative effect of the prior year quarter recognition of $23.0 million in net deferred Gold Card revenue as explained above.

Selling, General and Administrative (“SG&A”) Expense
SG&A expense, including compensation and related benefits, advertising and other expenses, decreased $5.3 million, or 3.2%, from $166.0 million in the prior year quarter to $160.7 million in the current quarter. SG&A expense, as a percentage of revenue, was 26.5% and 25.3% for the three months ended March 31, 2018 and 2017, respectively. The decrease in SG&A expense was primarily due to a decrease in advertising of $5.9 million and the comparative effect of the prior quarter $2.1 million legal charge related to the outcome of litigation we pursued of a potential breach under our UK license agreement, partially offset by higher compensation and related benefits of $2.6 million.
The decrease in marketing expense in the current quarter was primarily due to the comparative effect of the prior year quarter media campaign to support the One New GNC.
The increase in compensation and related benefits was primarily due to higher incentives, including the impact of a retention program, and store commissions associated with a higher sales mix of proprietary product, partially offset by the sale of Lucky Vitamin. The retention program was adopted in the first quarter of 2018 to retain senior executives and certain other key personnel below the executive level who are critical to the execution and success of our strategy. The total amount awarded was approximately $10 million, which vests in four installments of 25% each over the next two years on the earlier of February 2019 or the closing of the Harbin transaction, February 2019, August 2019 and February 2020.
Other Income, net
Other income, net, of $0.2 million in the current quarter includes foreign currency gains. Other income, net, of $1.1 million in the prior year quarter includes immaterial insurance and lease settlements as well as foreign currency gains and a refranchising gain.
Operating Income
As a result of the foregoing, consolidated operating income decreased $8.6 million, or 15.6%, to $46.4 million for the three months ended March 31, 2018 compared with $55.0 million in the prior year quarter. Operating income, as a percentage of revenue, was 7.7% and 8.4% for the three months ended March 31, 2018 and 2017, respectively.
U.S. and Canada. Operating income decreased $7.0 million to $43.5 million for the three months ended March 31, 2018 compared with $50.5 million for the same period in 2017. Operating income as a percentage of segment revenue was 8.5% in the current quarter compared with 9.4% in the prior year quarter. Excluding the impact of the prior year quarter recognition of deferred Gold Card revenue and the prior year quarter marketing costs in support of the One New GNC media campaign as described above, operating income as a percentage of segment revenue increased 2.0% due to higher sales mix of proprietary product.
International. Operating income decreased $0.4 million, or 2.7%, to $14.5 million for the three months ended March 31, 2018 compared with $14.9 million in the prior year quarter. Operating income was 36.1% of segment revenue in the current quarter compared with 37.4% in the prior year quarter. The decrease in operating income percentage was primarily due to a higher mix of China sales, which contribute lower margins relative to franchise sales.
Manufacturing / Wholesale. Operating income decreased $2.3 million, or 13.3%, to $15.0 million for the three months ended March 31, 2018 compared with $17.3 million in the prior year quarter.  Operating income as a percentage of segment revenue decreased from 14.7% in the prior year quarter to 12.5% in the current quarter primarily due to a lower margin rate from third-party contract manufacturing.
Corporate costs. Corporate costs decreased $1.6 million to $26.5 million for the three months ended March 31, 2018 compared with $28.1 million in the prior year quarter primarily due to the comparative effect of the prior year quarter $2.1 million legal charge related to a U.K. matter described in Item 1, "Financial Statements," Note 7, "Contingencies," partially offset by higher incentives as explained above.
Interest Expense, net
Interest expense was $21.8 million in the three months ended March 31, 2018 compared with $15.9 million in the three months ended March 31, 2017 primarily due to a higher interest rate on the Tranche B-2 Term Loan and the FILO Term Loan in connection with the debt refinancing.

Loss on Debt Refinancing
The refinancing of the Senior Credit Facility resulted in a loss of $16.7 million, which primarily includes third-party fees relating to the Tranche B-2 Term Loan and the FILO Term Loan. Refer to Item 1, "Financial Statements," Note 5, "Long-Term Debt / Interest Expense" for more information.
Income Tax Expense
We recognized $1.7 million of income tax expense (or 21.4% of pre-tax income) during the three months ended March 31, 2018 compared with $14.3 million (or 36.7% of pre-tax income) for the same period in 2017. The decrease in tax expense as a percentage of pre-tax income is primarily related to the recently enacted tax reform legislation on December 22, 2017, The Tax Cuts and Jobs Act of 2017, which resulted in significant changes to the Internal Revenue Code, including a reduction in the corporate tax rate from 35% to 21%, and is effective for tax years beginning after December 31, 2017.
Net Income
As a result of the foregoing, consolidated net income decreased $18.5 million to $6.2 million for the three months ended March 31, 2018 compared with $24.7 million for the same period in 2017.
Diluted Earnings Per Share
Diluted earnings per share decreased from $0.36 for the three months ended March 31, 2017 to $0.07 for the same period in 2018 due to a decrease in net income and an increase in the weighted average diluted shares outstanding resulting from the exchange of the Company's Notes on December 20, 2017 for an aggregate 14.6 million newly issues shares of Class A common stock.
Liquidity and Capital Resources
Refer to Item 1, "Financial Statements," Note 5, "Long-Term Debt / Interest Expense" for a description of the Amendment to our Senior Credit Facility and our new Term Loan Agreement and ABL Credit Agreement.
At March 31, 2018, we had $72.3 million available under the Revolving Credit Facility, after giving effect to $17.5 million of borrowings outstanding and $10.2 million utilized to secure letters of credit.  Our ability to make scheduled payments of principal on, to pay interest on or to refinance our debt and to satisfy our other debt obligations will depend on our future operating performance, which will be affected by general economic, financial and other factors beyond our control. We expect to make an excess cash flow payment between $20 million and $30 million at 50% and $50 million and $60 million at 75% with respect to the year ending December 31, 2018, which is expected to be paid in the first quarter of 2019. The proceeds from the Harbin transaction, if received and used to pay down the debt prior to December 31, 2018, is expected to result in the excess cash flow payment being at 50%.
We currently anticipate that cash generated from operations, together with amounts available under the Revolving Credit Facility, will be sufficient to service our debt, meet our operating expenses and fund capital expenditures over the next 12 months. We are currently in compliance with our debt covenant reporting and compliance obligations under our Credit Facilities and expect to remain in compliance during 2018.
Cash Provided by Operating Activities
Cash provided by operating activities decreased by $21.0 million from $46.1 million for the three months ended March 31, 2017 to $25.1 million for the three months ended March 31, 2018 primarily due to $15.8 million in fees paid to third-parties in connection with the refinancing of our long-term debt.
Cash Used in Investing Activities
Cash used in investing activities was $3.4 million and $12.7 million for the three months ended March 31, 2018 and 2017, respectively, and includes capital expenditures of $3.7 million and $13.9 million.
We expect capital expenditures to be approximately $28 million in 2018, which includes investments for store development, IT infrastructure and maintenance. We anticipate funding our 2018 capital requirements with cash flows from operations and, if necessary, borrowings under the Revolving Credit Facility.

Cash Used in Financing Activities
For the three months ended March 31, 2018, cash used in financing activities was $32.0 million, primarily consisting of $35.2 million in an OID paid to lenders and fees associated with our new Revolving Credit Facility associated with the debt refinancing. In addition, we made $11.8 million in amortization payments on our term loan balances, partially offset by net borrowings under the Revolving Credit Facility of $17.5 million. The OID owed on the new term loan balances includes $19.6 million, which will be paid in the next 12 months and has been included in Item 1, "Financial Statements," as a non-cash financing activity within the "Supplemental Cash Flow Information" of the Consolidated Statements of Cash Flows.
For the three months ended March 31, 2017, cash used in financing activities was $28.4 million, primarily consisting of net payments under the $300.0 million revolving credit facility, which was terminated in connection with the Amendment to the Senior Credit Facility in February 2018.
Contractual Obligations
On February 28, 2018, we amended and restated our Senior Credit Facility formerly consisting of a $1,131.2 million term loan facility due in March 2019 and a $300.0 million revolving credit facility that matured in September 2018. The Amendment included an extension of the maturity date for $704.3 million of the $1,131.2 million term loan facility from March 2019 to March 2021 (the "Tranche B-2 Term Loan"). However, if more than $50.0 million of the Company's Notes have not been repaid, converted or effectively discharged prior to such date (“Existing Indenture Discharge”), the maturity date becomes May 2020, subject to certain adjustments. The Amendment also terminated the existing $300.0 million revolving credit facility.
After the effectiveness of the Amendment, the remaining term loan of $151.9 million continues to have a maturity date of March 2019 (the "Tranche B-1 Term Loan"). The Amendment requires annual aggregate principal payments of at least $43 million related to the Tranche B-2 Term Loan and bears interest at a rate of LIBOR plus a margin of 8.75% per annum subject to change under certain circumstances (with a minimum and maximum possible interest rate of LIBOR plus a margin of 8.25% and 9.25%, respectively, per annum). Payments and interest associated with the Tranche B-1 Term Loan are consistent with past terms.
On February 28 2018, we also entered into a new asset-based credit agreement, consisting of:
•a new $100 million asset-based Revolving Credit Facility with a maturity date of August 2022 (which maturity date will become May 2020, subject to certain adjustments, if the Existing Indenture Discharge has not occurred); and
•a $275.0 million asset-based Term Loan Facility advanced on a “first-in, last-out” basis (the "FILO Term Loan") with a maturity date of December 2022 (which maturity date will become May 2020, subject to certain adjustments, if the Existing Indenture Discharge has not occurred).
There are no scheduled amortization payments associated with the FILO Term Loan, which bears interest at a rate of LIBOR plus a margin of 7.00% per annum subject to decrease under certain circumstances (with a minimum and possible interest rate of LIBOR plus a margin of 6.50%, per annum).
During the three months ended March 31, 2018, net borrowings of $17.5 million were made on our Revolving Credit Facility.
There have been no other material changes in our contractual obligations as disclosed in the 2017 10-K.
Critical Accounting Estimates
The Company adopted ASU 2014-09, Revenue from Contracts with Customers, during the first quarter of fiscal 2018 using the full retrospective method. Refer to Item 1, "Financial Statements,"Note 3, "Revenue" for more information. There have been no other material changes to the application of critical accounting policies and significant judgments and estimates since those disclosed in our 2017 10-K.
Recent Accounting Pronouncements
Refer to Item 1, "Financial Statements," Note 2, "Basis of Presentation."

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
There have been no significant changes to our market risk since December 31, 2017. For a discussion of our exposure to market risk, refer to Part II, Item 7A "Quantitative and Qualitative Disclosures About Market Risk" of our 2017 10-K.

Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act has been appropriately recorded, processed, summarized and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our CEO and CFO have concluded that, as of March 31, 2018, our disclosure controls and procedures are effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) that occurred during the last fiscal quarter, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1.   Legal Proceedings
DMAA / Aegeline Claims. Prior to December 2013, we sold products manufactured by third parties that contained derivatives from geranium known as 1.3-dimethylpentylamine/ dimethylamylamine/ 13-dimethylamylamine, or "DMAA," which were recalled from our stores in November 2013, and/or Aegeline, a compound extracted from bael trees. As of March 31, 2018 we were named in the following 29 personal injury lawsuits involving products containing DMAA and/or Aegeline:

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
Other Legal Proceedings.    For additional information regarding certain other legal proceedings to which we are a party, see Item 1 "Financial Statements" Note 7, "Contingencies."
Item 1A.   Risk Factors
There have been no material changes to the disclosures relating to this item from those set forth in the 2017 10-K.
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table sets forth information regarding Holdings’ purchases of shares of common stock during the quarter ended March 31, 2018:

Period (1)	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs

January 1 to January 31, 2018	—	$—	—	$197,795,011
February 1 to February 28, 2018	1,738	$4.37	—	$197,795,011
March 1 to March 31, 2018	921	$4.50	—	$197,795,011
Total	2,659	$4.42	—

(1)	Other than as set forth in the table above, we made no purchases of shares of Class A common stock for the quarter ended March 31, 2018.

(2)	Includes 2,659 shares withheld from employees to satisfy minimum tax withholding obligations associated with the vesting of restricted stock during the period.

(3)
In August 2015, the Board approved a $500.0 million multi-year repurchase program in addition to the $500.0 million multi-year program approved in August 2014, bringing the aggregate share repurchase program to $1.0 billion of Holdings' common stock. Holdings has utilized $802.2 million of the current repurchase program. As of March 31, 2018, $197.8 million remains available for purchase under the program.

Item 3.   Defaults Upon Senior Securities
None.

Item 4.   Mine Safety Disclosures
Not applicable.
Item 5.  Other Information
None.

Item 6.   Exhibits

Exhibit
No.	Description
10.1*	Form of Restricted Cash Agreement
10.2*	Form of Performance-Vested Restricted Stock Unit Agreement pursuant to the GNC Holdings, Inc. 2015 Stock and Incentive Plan
10.3*	Form of Retention Agreement
10.4
Securities Purchase Agreement, dated as of February 13, 2018, by and between GNC Holdings, Inc. and Harbin Pharmaceutical Group Holdings Co., Ltd. (Incorporated herein by reference to Exhibit 10.1 of Form 8-K filed February 13, 2018 (File No. 001-35113))

10.5	First Amendment to ABL Credit Agreement (Incorporated herein by reference to Exhibit 99.1 of Form 8-K filed March 21, 2018 (File No. 001-35113))
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Transaction Term Sheets (Incorporated herein by reference to Exhibit 99.2 of Form 8-K filed February 13, 2018 (File No. 001-35113))
99.2	Lender Presentation (Incorporated herein by reference to Exhibit 99.1 of Form 8-K filed February 13, 2018 (File No. 001-35113))
99.3	Final Term Sheet (Incorporated herein by reference to Exhibit 99.1 of Form 8-K filed February 14, 2018 (File No. 001-35113))
99.4	Opinion of Valuation Research Corporation (Incorporated herein by reference to Annex I to Holdings' Schedule 14A Definite Proxy Statement filed March 26, 2018 (File No. 001-35113))
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the persons undersigned thereunto duly authorized.

GNC HOLDINGS, INC.
(Registrant)

/s/ Tricia K. Tolivar
Date: April 26, 2018	Tricia K. Tolivar
Chief Financial Officer
(Principal Financial Officer)