Form 10-Q
period 2018-06-30
GNC HOLDINGS, INC.
filed 2018-07-26
CIK 1502034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of July 23, 2018, there were 83,888,937 outstanding shares of Class A common stock, par value $0.001 per share (the “common stock”), of GNC Holdings, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GNC HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(unaudited)
(in thousands)

	June 30, 2018	December 31, 2017
Current assets:
Cash and cash equivalents	$43,353	$64,001
Receivables, net	124,178	126,650
Inventory (Note 4)	493,653	485,732
Prepaid and other current assets	73,033	66,648
Total current assets	734,217	743,031
Long-term assets:
Goodwill	140,883	141,029
Brand name	324,400	324,400
Other intangible assets, net	96,200	99,715
Property, plant and equipment, net	173,664	186,562
Other long-term assets	29,710	25,026
Total long-term assets	764,857	776,732
Total assets	$1,499,074	$1,519,763
Current liabilities:
Accounts payable	$159,272	$153,018
Current debt (Note 5)	205,617	—
Deferred revenue and other current liabilities	119,096	114,081
Total current liabilities	483,985	267,099
Long-term liabilities:
Long-term debt (Note 5)	1,046,069	1,297,023
Deferred income taxes	50,279	56,060
Other long-term liabilities	84,799	85,502
Total long-term liabilities	1,181,147	1,438,585
Total liabilities	1,665,132	1,705,684
Contingencies (Note 7)
Stockholders’ deficit:
Common stock	130	130
Additional paid-in capital	1,004,563	1,001,315
Retained earnings	563,387	543,814
Treasury stock, at cost	(1,725,349)	(1,725,349)
Accumulated other comprehensive loss	(8,789)	(5,831)
Total stockholders’ deficit	(166,058)	(185,921)
Total liabilities and stockholders’ deficit	$1,499,074	$1,519,763

The accompanying notes are an integral part of the Consolidated Financial Statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(unaudited)
(in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

Revenue (Note 3)	$617,944	$650,238	$1,225,477	$1,305,186
Cost of sales, including warehousing, distribution and occupancy	410,209	430,455	810,868	865,541
Gross profit	207,735	219,783	414,609	439,645
Selling, general, and administrative	158,531	159,540	319,261	325,567
Long-lived asset impairments	—	19,356	—	19,356
Other loss (income), net	320	(486)	75	(1,619)
Operating income	48,884	41,373	95,273	96,341
Interest expense, net (Note 5)	32,943	16,067	54,716	31,961
Loss on debt refinancing (Note 5)	—	—	16,740	—
Income before income taxes	15,941	25,306	23,817	64,380
Income tax expense (Note 10)	2,600	8,662	4,286	22,992
Net income	$13,341	$16,644	$19,531	$41,388
Earnings per share (Note 8):
Basic	$0.16	$0.24	$0.23	$0.61
Diluted	$0.16	$0.24	$0.23	$0.61
Weighted average common shares outstanding (Note 8):
Basic	83,332	68,287	83,282	68,267
Diluted	83,409	68,362	83,389	68,331

The accompanying notes are an integral part of the Consolidated Financial Statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

Net income	$13,341	$16,644	$19,531	$41,388
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(950)	1,048	(1,796)	1,600
Revaluation of interest rate swap, net of tax of $0.5 million	(1,162)	—	(1,162)	—
Total other comprehensive (loss) gain	(2,112)	1,048	(2,958)	1,600
Comprehensive income	$11,229	$17,692	$16,573	$42,988

The accompanying notes are an integral part of the Consolidated Financial Statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Deficit
(unaudited)
(in thousands)

	Common Stock		Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
	Class A
	Shares	Dollars
Balance at December 31, 2017	83,567	$130	$(1,725,349)	$1,001,315	$543,814	$(5,831)	$(185,921)
Comprehensive income	—	—	—	—	19,531	(2,958)	16,573
Dividend forfeitures on restricted stock	—	—	—	—	42	—	42
Restricted stock awards	378	—	—	—	—	—	—
Minimum tax withholding requirements	(57)	—	—	(226)	—	—	(226)
Stock-based compensation	—	—	—	3,474	—	—	3,474
Balance at June 30, 2018	83,888	$130	$(1,725,349)	$1,004,563	$563,387	$(8,789)	$(166,058)

Balance at December 31, 2016	68,399	$114	$(1,725,349)	$922,687	$693,682	$(8,697)	$(117,563)
Comprehensive income	—	—	—	—	41,388	1,600	42,988
Dividend forfeitures on restricted stock	—	—	—	—	259	—	259
Restricted stock awards	101	—	—	—	—	—	—
Minimum tax withholding requirements	(32)	—	—	(247)	—	—	(247)
Stock-based compensation	—	—	—	2,709	—	—	2,709
Balance at June 30, 2017	68,468	$114	$(1,725,349)	$925,149	$735,329	$(7,097)	$(71,854)

The accompanying notes are an integral part of the Consolidated Financial Statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six months ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$19,531	$41,388
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	24,106	30,854
Amortization of debt costs	9,025	6,602
Stock-based compensation	3,474	2,709
Long-lived asset impairments	—	19,356
Gains on refranchising	(208)	(124)
Loss on debt refinancing	16,740	—
Third-party fees associated with refinancing	(16,322)	—
Changes in assets and liabilities:
Decrease in receivables	2,112	13,227
(Increase) decrease in inventory	(9,201)	15,039
Increase in prepaid and other current assets	(3,175)	(1,917)
Increase (decrease) in accounts payable	6,751	(38,607)
Decrease in deferred revenue and accrued liabilities	(1,017)	(16,086)
Other operating activities	(2,674)	409
Net cash provided by operating activities	49,142	72,850

Cash flows from investing activities:
Capital expenditures	(8,333)	(20,397)
Refranchising proceeds	1,175	2,160
Store acquisition costs	(118)	(432)
Net cash used in investing activities	(7,276)	(18,669)

Cash flows from financing activities:
Borrowings under revolving credit facility	104,000	151,000
Payments on revolving credit facility	(104,000)	(147,000)
Payments on Tranche B-1 Term Loan	(2,275)	(40,853)
Payments on Tranche B-2 Term Loan	(21,400)	—
Original Issuance Discount and revolving credit facility fees	(35,235)	—
Deferred fees associated with pending equity transaction	(3,014)	—
Minimum tax withholding requirements	(226)	(247)
Net cash used in financing activities	(62,150)	(37,100)

Effect of exchange rate changes on cash and cash equivalents	(364)	454
Net (decrease) increase in cash and cash equivalents	(20,648)	17,535
Beginning balance, cash and cash equivalents	64,001	34,464
Ending balance, cash and cash equivalents	$43,353	$51,999

The accompanying notes are an integral part of the Consolidated Financial Statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES
Supplemental Cash Flow Information
(unaudited)
(in thousands)

	As of June 30,
	2018	2017
Non-cash investing activities:
Capital expenditures in current liabilities	$1,120	$2,141
Non-cash financing activities:
Original issuance discount (Note 5)	$13,231	$—

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
Recently Adopted Accounting Pronouncements
In December 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-12, which simplifies the application of certain hedge accounting guidance to better align hedge accounting with an organization’s risk management activities in the financial statements. This standard eliminated the separate measurement and reporting of hedge ineffectiveness. Mismatches between changes in value of the hedged item and hedging instrument may still occur but they will no longer be separately reported. For cash flow and net investment hedges, all changes in value of the hedging instrument included in the assessment of effectiveness will be deferred in other comprehensive income and recognized in earnings at the same time that the hedged item affects earnings. The standard is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted. The Company adopted this standard during the second quarter of fiscal 2018, which was applied to the interest rate swaps entered into described below in Note 5 "Long-Term Debt / Interest Expense." The adoption of this standard did not have a material effect on the Company's Consolidated Financial Statements.

In May 2017, the FASB issued ASU 2017-09, which amends the scope of modification accounting for share-based payment arrangements. This standard states that an entity should account for the effects of a modification unless all of the following are met: 1) the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified (if the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification); 2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and 3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The standard is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The Company adopted this standard during the first quarter of fiscal 2018 which did not have an impact to the Consolidated Financial Statements.
In August 2016, the FASB issued ASU 2016-15, which addresses changes to the classification of certain cash receipts and cash payments within the statement of cash flows in order to address diversity in practice. In connection with the adoption of this ASU, the Company presented the third-party fees relating to the term loan refinancing as an operating cash flow on the Consolidated Statement of Cash Flows. In November 2016, the FASB issued ASU 2016-18, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash and restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The adoption of ASU 2016-18 did not have an impact to the Consolidated Statement of Cash Flows. Both standards were effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017.
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

Revisions to Prior Periods
As a result of adopting ASC 606 on January 1, 2018, the Company has revised its comparative financial statements for the years ended December 31, 2016 and 2017, and applicable interim periods within those years, as if ASC 606 had been effective for those periods. Additionally, the cumulative effect of applying the new guidance to all contracts with customers that were not completed was recorded as an adjustment to retained earnings as of January 1, 2016.
The impact of the adoption of ASC 606 on the Company's Consolidated Balance Sheet as of December 31, 2017 was as follows:

	As Previously Reported	Franchise Fees	Specialty Manufacturing	Total Adjustments	As Revised
	(in thousands)
Inventory	$506,858	$—	$(21,126)	$(21,126)	$485,732
Prepaid and other current assets	42,320	—	24,328	24,328	66,648
Total current assets	739,829	—	3,202	3,202	743,031
Total assets	$1,516,561	$—	$3,202	$3,202	$1,519,763

Deferred revenue and other current liabilities	$108,672	$5,409	$—	$5,409	$114,081
Total current liabilities	261,690	5,409	—	5,409	267,099
Deferred income taxes	64,121	(8,868)	807	(8,061)	56,060
Other long-term liabilities	55,721	29,781	—	29,781	85,502
Total long-term liabilities	1,416,865	20,913	807	21,720	1,438,585
Total liabilities	1,678,555	26,322	807	27,129	1,705,684
Retained earnings	567,741	(26,322)	2,395	(23,927)	543,814
Total stockholders' deficit	(161,994)	(26,322)	2,395	(23,927)	(185,921)
Total liabilities and stockholders' deficit	$1,516,561	$—	$3,202	$3,202	$1,519,763

The impact of the adoption of ASC 606 on the Consolidated Statements of Operations for the three and six months ended June 30, 2017 was as follows:

	Three months ended June 30, 2017
	As Previously Reported	Franchise Fees	Specialty Manufacturing	Cooperative Advertising and Other Franchise Support Fees	Total Adjustments	As Revised
	(in thousands, except per share amounts)
Revenue	$640,994	$1,353	$1,542	$6,349	$9,244	$650,238
Cost of sales (1)	428,271	—	1,342	842	2,184	430,455
Gross profit	212,723	1,353	200	5,507	7,060	219,783
SG&A (2)	154,033	—	—	5,507	5,507	159,540
Long-lived asset impairments	19,356	—	—	—	—	19,356
Other income, net	(486)	—	—	—	—	(486)
Operating income	39,820	1,353	200	—	1,553	41,373
Interest expense, net	16,067	—	—	—	—	16,067
Income before income taxes	23,753	1,353	200	—	1,553	25,306
Income tax expense	8,092	497	73	—	570	8,662
Net income	$15,661	$856	$127	$—	$983	$16,644
Earnings per share:
Basic	$0.23	$0.01	$—	$—	$0.01	$0.24
Diluted	$0.23	$0.01	$—	$—	$0.01	$0.24

	Six months ended June 30, 2017
	As Previously Reported	Franchise Fees	Specialty Manufacturing	Cooperative Advertising and Other Franchise Support Fees	Total Adjustments	As Revised
	(in thousands, except per share amounts)
Revenue	$1,285,832	$2,336	$4,628	$12,390	$19,354	$1,305,186
Cost of sales (1)	860,138	—	3,966	1,437	5,403	865,541
Gross profit	425,694	2,336	662	10,953	13,951	439,645
SG&A (2)	314,614	—	—	10,953	10,953	325,567
Long-lived asset impairments	19,356	—	—	—	—	19,356
Other income, net	(1,649)	30	—	—	30	(1,619)
Operating income	93,373	2,306	662	—	2,968	96,341
Interest expense, net	31,961	—	—	—	—	31,961
Income before income taxes	61,412	2,306	662	—	2,968	64,380
Income tax expense	21,901	847	244	—	1,091	22,992
Net income	$39,511	$1,459	$418	$—	$1,877	$41,388
Earnings per share:
Basic	$0.58	$0.02	$0.01	$—	$0.03	$0.61
Diluted	$0.58	$0.02	$0.01	$—	$0.03	$0.61
(1) Includes warehousing, distribution and occupancy.
(2) Defined as selling, general and administrative expense.

The impact of adoption of ASC 606 on the Company's reportable segments for the three and six months ended June 30, 2017 was as follows:

	Three months ended June 30, 2017
	As Previously Reported	Franchise Fees	Specialty Manufacturing	Cooperative Advertising and Other Franchise Support Fees	Total Adjustments	As Revised
	(in thousands)
Revenue:
U.S. and Canada	$520,804	$661	$—	$6,349	$7,010	$527,814
International	43,631	182	—	—	182	43,813
Manufacturing / Wholesale:
Intersegment revenues	56,000	—	—	—	—	56,000
Third party	53,945	510	1,542	—	2,052	55,997
Subtotal Manufacturing / Wholesale	109,945	510	1,542	—	2,052	111,997
Total reportable segment revenues	674,380	1,353	1,542	6,349	9,244	683,624
Other	22,614	—	—	—	—	22,614
Elimination of intersegment revenues	(56,000)	—	—	—	—	(56,000)
Total revenue	$640,994	$1,353	$1,542	$6,349	$9,244	$650,238
Operating income:
U.S. and Canada	$51,829	$661	$—	$—	$661	$52,490
International	15,605	182	—	—	182	15,787
Manufacturing / Wholesale	17,927	510	200	—	710	18,637
Total reportable segment operating income	85,361	1,353	200	—	1,553	86,914
Corporate costs	(26,207)	—	—	—	—	(26,207)
Other	(19,334)	—	—	—	—	(19,334)
Unallocated corporate and other	(45,541)	—	—	—	—	(45,541)
Total operating income	$39,820	$1,353	$200	$—	$1,553	$41,373

	Six months ended June 30, 2017
	As Previously Reported	Franchise Fees	Specialty Manufacturing	Cooperative Advertising and Other Franchise Support Fees	Total Adjustments	As Revised
	(in thousands)
Revenue:
U.S. and Canada	$1,050,983	$1,062	$—	$12,390	$13,452	$1,064,435
International	83,048	516	—	—	516	83,564
Manufacturing / Wholesale:
Intersegment revenues	117,298	—	—	—	—	117,298
Third party	106,445	758	4,628	—	5,386	111,831
Subtotal Manufacturing / Wholesale	223,743	758	4,628	—	5,386	229,129
Total reportable segment revenues	1,357,774	2,336	4,628	12,390	19,354	1,377,128
Other	45,356	—	—	—	—	45,356
Elimination of intersegment revenues	(117,298)	—	—	—	—	(117,298)
Total revenue	$1,285,832	$2,336	$4,628	$12,390	$19,354	$1,305,186
Operating income:
U.S. and Canada	$101,948	$1,032	$—	$—	$1,032	$102,980
International	30,140	516	—	—	516	30,656
Manufacturing / Wholesale	34,484	758	662	—	1,420	35,904
Total reportable segment operating income	166,572	2,306	662	—	2,968	169,540
Corporate costs	(54,281)	—	—	—	—	(54,281)
Other	(18,918)	—	—	—	—	(18,918)
Unallocated corporate and other	(73,199)	—	—		—	(73,199)
Total operating income	$93,373	$2,306	$662	$—	$2,968	$96,341

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
U.S. and Canada Revenue
The following is a summary of revenue disaggregated by major source in the U.S. and Canada segment:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
U.S. company-owned product sales: (1)	(in thousands)
Protein	$87,072	$90,706	$174,742	$182,969
Performance supplements	73,100	74,709	148,716	148,017
Weight management	38,686	39,758	78,473	80,275
Vitamins	49,495	52,112	99,866	103,348
Herbs / Greens	16,945	17,018	33,103	32,735
Wellness	49,680	51,175	97,381	99,596
Health / Beauty	47,525	48,887	95,579	97,597
Food / Drink	28,709	25,448	54,069	49,570
General merchandise	5,878	7,345	12,940	15,209
Total U.S. company-owned product sales	$397,090	$407,158	$794,869	$809,316
Wholesale sales to franchisees	60,675	66,082	117,835	130,363
Royalties and franchise fees	8,532	9,492	17,280	18,823
Sublease income	11,633	12,362	23,398	24,958
Cooperative advertising and other franchise support fees	5,973	6,349	11,506	12,390
Gold Card revenue recognized in U.S.(2)	—	—	—	24,399
Other (3)	33,414	26,371	64,843	44,186
Total U.S. and Canada revenue	$517,317	$527,814	$1,029,731	$1,064,435

(1)	Includes GNC.com sales.

(2)
The Gold Card Member Pricing program in the U.S. was discontinued in December 2016 in connection with the launch of the One New GNC which resulted in $24.4 million of deferred Gold Card revenue being recognized in the first quarter of 2017, net of $1.4 million in applicable coupon redemptions.

(3)	Includes revenue primarily related to Canada operations and loyalty programs, myGNC Rewards and PRO Access. The increase primarily relates to the Company's loyalty programs.

International Revenues
The following is a summary of the revenue disaggregated by major source in the International reportable segment:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in thousands)
Wholesale sales to franchisees	$27,185	$26,250	$48,945	$51,806
Royalties and franchise fees	6,576	6,280	13,197	12,851
Other (*)	14,874	11,283	26,558	18,907
Total International revenue	$48,635	$43,813	$88,700	$83,564
(*) Includes revenue primarily related to China operations and company-owned stores located in Ireland.
Manufacturing / Wholesale Revenue
The following is a summary of the revenue disaggregated by major source in the Manufacturing / Wholesale reportable segment:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in thousands)
Third-party contract manufacturing	$30,580	$34,220	$63,302	$67,962
Intersegment sales	65,238	56,000	129,901	117,298
Wholesale partner sales	21,412	21,777	43,744	43,869
Total Manufacturing / Wholesale revenue	$117,230	$111,997	$236,947	$229,129
Revenue by Geography
The following is a summary of the revenue by geography.

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Total revenues by geographic areas:	(in thousands)
United States	$579,324	$613,669	$1,151,555	$1,234,692
Foreign	38,620	36,569	73,922	70,494
Total revenues	$617,944	$650,238	$1,225,477	$1,305,186
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
Revenues from domestic and international franchisees include wholesale product sales, franchise fees and royalties, as well as cooperative advertising and other franchise support fees specific to domestic franchisees. Revenues are recorded within the U.S. and Canada segment for domestic franchisees and the International segment for international franchisees. The Company's franchisees purchase a significant amount of the products they sell in their retail stores from the Company at wholesale prices. Revenue on product sales to franchisees and other franchise support fees (including construction, equipment and other administrative fees) are recognized upon transfer of control to the franchisee, net of estimated returns and allowances. Franchise license fees, royalties and continuing services, such as cooperative advertising, are not separate and distinct performance obligations as they are highly dependent on each other in supporting the overall brand. Franchise fees for the license are paid in advance, and are deferred and recognized over the applicable license term as the Company satisfies the performance obligation of granting the customer access to the rights of its intellectual property. Franchise royalties and cooperative advertising contributions are variable consideration based on a percentage of the franchisees' retail sales, which are recognized in the period the franchisees' underlying sales occur, and are not included in the upfront transaction price for the overall performance obligation relating to providing access to the Company's intellectual property.
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
Balances from Contracts with Customers
Contract assets relating to specialty manufacturing include amounts related to the Company's contractual right to consideration for completed performance obligations not yet invoiced, and were $27.6 million and $24.3 million at June 30, 2018 and December 31, 2017, respectively, recorded within prepaid and other current assets on the accompanying Consolidated Balance Sheets (with a corresponding reduction to inventory at cost). Contract liabilities include payments received in advance of performance under the contract.

The following table presents changes in the Company’s contract liabilities:

	Three months ended June 30, 2018
	Balance at Beginning of Period	Additions	Deductions	Balance at the End of Period
	(in thousands)
Deferred franchise and license fees	$36,896	1,341	(2,449)	$35,788
PRO Access and loyalty program points	26,271	18,480	(17,412)	27,339
Gift card liability	2,641	726	(1,166)	2,201

	Six months ended June 30, 2018
	Balance at Beginning of Period	Additions	Deductions	Balance at the End of Period
	(in thousands)
Deferred franchise and license fees	$38,011	2,783	(5,006)	$35,788
PRO Access and loyalty program points	24,464	35,629	(32,754)	27,339
Gift card liability	4,172	1,694	(3,665)	2,201
The Company's PRO Access and loyalty program points are recorded within deferred revenue and other current liabilities on the Consolidated Balance Sheets. Deferred franchise and license fees are recorded within deferred revenue and other current liabilities and other long-term liabilities on the Consolidated Balance Sheets. As of June 30, 2018, the Company had deferred franchise and license fees with unsatisfied performance obligations extending throughout 2028 of $35.8 million, of which $7.6 million is expected to be recognized over the next 12 months. The Company has elected to use the practical expedient allowed under the rules of adoption to not disclose the duration of the remaining unsatisfied performance obligations for contracts with an original expected length of one year or less.
NOTE 4.  INVENTORY
The net realizable value of inventory consisted of the following:

	June 30, 2018	December 31, 2017 (*)
	(in thousands)
Finished product ready for sale	$429,744	$432,092
Work-in-process, bulk product and raw materials	57,966	51,225
Packaging supplies	5,943	2,415
Inventory	$493,653	$485,732
(*) The balances as of December 31, 2017 have been revised in connection with the adoption of ASC 606 to include a reduction to inventory as applicable custom manufacturing services are completed. Refer to Note 2, "Basis of Presentation" for more information.

NOTE 5.  LONG-TERM DEBT / INTEREST EXPENSE
Long-term debt consisted of the following:

	June 30, 2018	December 31, 2017
	(in thousands)
Tranche B-1 Term Loan (net of $0.1 million and $0.9 million discount)	$149,516	$1,130,320
Tranche B-2 Term Loan (net of $27.4 million discount)	655,493	—
FILO Term Loan (net of $12.3 million discount)	262,721	—
Unpaid original issuance discount	13,231	—
Notes	171,701	167,988
Debt issuance costs	(976)	(1,285)
Total debt	1,251,686	1,297,023
Less: current debt	(205,617)	—
Long-term debt	$1,046,069	$1,297,023
Refinancing of Senior Credit Facility
On February 28, 2018, the Company amended and restated its Senior Credit Facility (the “Amendment”, and the Senior Credit Facility as so amended, the "Term Loan Agreement") formerly consisting of a $1,131.2 million term loan facility due in March 2019 and a $225.0 million revolving credit facility that was scheduled to mature in September 2018. The Amendment included an extension of the maturity date for $704.3 million of the $1,131.2 million term loan facility from March 2019 to March 2021 (the “Tranche B-2 Term Loan). However, if more than $50.0 million of the Company's Notes have not been repaid, converted or effectively discharged prior to such date (“Existing Indenture Discharge”), the maturity date becomes May 2020, subject to certain adjustments. The Amendment also terminated the existing $225.0 million revolving credit facility.
After the effectiveness of the Amendment, the remaining term loan of $151.9 million as of February 28, 2018 continues to have a maturity date of March 2019 (the "Tranche B-1 Term Loan"). The Tranche B-2 Term Loan requires annual aggregate principal payments of at least $43 million and bears interest at a rate of LIBOR plus a margin of 8.75% per annum subject to change under certain circumstances (with a minimum and maximum possible interest rate of LIBOR plus a margin of 8.25% and 9.25%, respectively, per annum). Payments and interest associated with the Tranche B-1 Term Loan are consistent with past terms. The Term Loan Agreement is secured by a (i) first lien on certain assets of the Company primarily consisting of capital stock issued by General Nutrition Centers, Inc. ("Centers") and its subsidiaries, intellectual property and equipment (“Term Priority Collateral”) and (ii) second lien on certain assets of the Company primarily consisting of inventory and accounts receivable (“ABL Priority Collateral”). The Term Loan Agreement is guaranteed by all material, wholly-owned domestic subsidiaries of the Company (the “U.S. Guarantors”) and by General Nutrition Centres Company, an unlimited liability company organized under the laws of Nova Scotia (together with the U.S. Guarantors, the “Guarantors”).
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
There are no scheduled amortization payments associated with the FILO Term Loan, which bears interest at a rate of LIBOR plus a margin of 7.00% per annum subject to decrease under certain circumstances (with a minimum possible interest rate of LIBOR plus a margin of 6.50% per annum). Outstanding borrowings under the Revolving Credit Facility bear interest at a rate of LIBOR plus 1.75% (subject to an increase or decrease of 0.25% based on the amount available to be drawn under the Revolving Credit Facility). The Company is also required to pay an annual fee to revolving lenders equal to a maximum of 2.0% (subject to adjustment based on the amount available to be drawn under the Revolving Credit Facility) on outstanding letters of credit and an annual commitment fee of 0.375%

on the undrawn portion of the Revolving Credit Facility subject to an increase to 0.5% based on the amount available to draw under the Revolving Credit Facility. The FILO Term Loan and Revolving Credit Facility are secured by a (i) first lien on ABL Priority Collateral and (ii) second lien on Term Priority Collateral. The FILO Term Loan and Revolving Credit Facility are guaranteed by the Guarantors.
In connection with the debt refinancing, the Company recognized a loss of $16.7 million in the first quarter of 2018, which primarily includes third-party fees relating to the Tranche B-2 Term Loan and the FILO Term Loan, and is presented as an operating outflow on the accompanying Consolidated Statement of Cash Flows. In addition, the Company incurred $43.4 million consisting of an original issuance discount (“OID”) to the Tranche B-2 Term Loan and the FILO Term Loan lenders, of which $30.2 million has been paid. The remaining $13.2 million is due to the Tranche B-2 Term Loan lenders at 2% of the outstanding balance the earlier of March 2019 or after a qualifying event in which the Company receives net cash proceeds as defined in the credit agreement, the amount of which is subject to change based on the timing and amount of such cash proceeds. The OID together with $5.1 million in fees incurred relating to the Revolving Credit Facility (included within other long-term assets on the Consolidated Balance Sheet) will be amortized through the applicable maturity dates as an increase to interest expense. The $30.2 million portion of OID paid together with the Revolving Credit Facility fees resulted in $35.2 million presented as a financing outflow on the accompanying Consolidated Statement of Cash Flows. Included within the current debt above is the Tranche B-1 Term Loan balance, scheduled amortization payments on the Tranche B-2 Term Loan over the next 12 months and the 2% OID that is due to the Tranche B-2 Term Loan lenders by March 2019.
Under the Company’s Term Loan Agreement and ABL Credit Agreement (collectively, the "Credit Facilities"), the Company is required to make certain mandatory prepayments, including a requirement to prepay first the Tranche B-2 Term Loan (until repaid in full), second the FILO Term Loan (until repaid in full, but only if such prepayment is permitted under the ABL Credit Agreement), and third the Tranche B-1 Term Loan, in each case annually with amounts based on excess cash flow, as defined in the Company’s Credit Facilities, based on the results of the Company for the prior fiscal year. The first such payment will be due with respect to the year ending December 31, 2018. The payment will be either 75% or 50% of excess cash flow for each such fiscal year, as determined by the Consolidated Net First Lien Leverage Ratio, and will be reduced by scheduled debt amortization payments and debt maturity payments that occur during the fiscal year and in the subsequent year up to the date the excess cash flow payment is required to be paid. The Company estimates the amount of excess cash flow payment to be between $0 and $25 million. The proceeds from the Harbin transaction, if received and used to pay down the debt prior to December 31, 2018, is expected to result in the Company's excess cash flow payment being at 50%.
At June 30, 2018, the contractual interest rates under the Tranche B-1 Term Loan, Tranche B-2 Term Loan, and the FILO Term Loan were 4.6%, 10.9% and 9.1%, respectively, which consist of LIBOR plus the applicable margin rate. At December 31, 2017, the contractual interest rate under the Tranche B-1 Term Loan was 4.1%. At June 30, 2018, the Company had $90.9 million available under the Revolving Credit Facility, after giving effect to $9.1 million utilized to secure letters of credit. See below under "Interest Rate Swaps" for discussion of the interest rate swaps, which will impact the Company's interest expense in future periods.
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

Convertible Debt
The Company maintains a $188.6 million principal amount of 1.5% convertible senior notes due in 2020 (the "Notes"). The Notes consist of the following components:

	June 30, 2018	December 31, 2017
	(in thousands)
Liability component
Principal	$188,565	$188,565
Conversion feature	(14,822)	(18,065)
Discount related to debt issuance costs	(2,042)	(2,512)
Net carrying amount	$171,701	$167,988
Interest Rate Swaps
On June 13 2018, the Company entered into two interest rate swaps with notional amounts of $275 million and $225 million to limit the exposure to its variable interest rate debt by effectively converting it to a fixed interest rate. The Company receives payments based on the one-month LIBOR and makes payments based on a fixed rate. The Company receives payments with a floor of 0.00% and 0.75%, respectively, on the $275 million and $225 million interest rate swaps, which aligns with the related debt instruments. The interest rate swap agreements had an effective date of June 29, 2018. The $225 million interest rate swap expires on February 28, 2021, and the $275 million interest rate swap expires on June 30, 2021. The notional amount of the $225 million interest rate swap is scheduled to decrease to $175 million on June 30, 2019, $125 million on June 30, 2020 and $75 million December 31, 2020. The Company designated these instruments as cash flow hedges upon initiation and because they are deemed effective, changes in fair value will be recorded within other comprehensive loss on the Consolidated Balance Sheet.

At June 30, 2018, the fair value of the interest rate swaps was a liability of $1.7 million included within other long-term liabilities in the Company's accompanying Consolidated Balance Sheet with a corresponding cumulative unrealized loss of $1.2 million, net of tax, included in accumulated other comprehensive loss. This loss would be immediately recognized in the Consolidated Statement of Operations if these instruments fail to meet certain cash flow hedge requirements. As of June 30, 2018, the amount included in accumulated other comprehensive loss related to the interest rate swaps to be reclassified into earnings during the next 12 months is not material. Refer to Note 6, "Fair Value Measurements of Financial Instruments" for more information on how the interest rate swaps are valued.

Interest Expense
Interest expense consisted of the following:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in thousands)

Tranche B-1 Term Loan coupon	$1,683	$10,188	$9,741	$19,706
Tranche B-2 Term Loan coupon	18,705	—	25,529	—
FILO Term Loan coupon	6,218	—	8,340	—
Revolving Credit Facility	238	—	370	—
Terminated revolving credit facility	—	1,505	316	2,794
Amortization of discount and debt issuance costs	3,540	625	5,295	1,250
Subtotal	30,384	12,318	49,591	23,750
Notes:
Coupon	707	1,054	1,414	2,132
Amortization of conversion feature	1,633	2,377	3,243	4,734
Amortization of discount and debt issuance costs	243	311	487	617
Total Notes	2,583	3,742	5,144	7,483
Other	(24)	7	(19)	728
Interest expense, net	$32,943	$16,067	$54,716	$31,961

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
The carrying values and estimated fair values of the term loans, net of discount, Notes (net of the equity component classified in stockholders' equity and discount) and the interest rate swap liabilities were as follows:

	June 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Tranche B-1 Term Loan	$149,516	$143,535	$1,130,320	$930,592
Tranche B-2 Term Loan	655,493	634,189	—	—
FILO Term Loan	262,721	271,916	—	—
Notes	171,701	126,887	167,988	85,044
Interest rate swaps	1,683	1,683	—	—
The fair values of the term loans were determined using the instrument’s trading value in markets that are not active, which are considered Level 2 inputs. The fair value of the Notes was determined based on quoted market prices and bond terms and conditions, which are considered Level 2 inputs. The Company's interest rate swaps are carried at fair value, which is based primarily on Level 2 inputs utilizing readily observable market data, such as LIBOR forward rates, for all substantial terms of the interest rate swap contracts and the assessment of nonperformance risk.
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
Litigation
DMAA / Aegeline Claims.  Prior to December 2013, the Company sold products manufactured by third parties that contained derivatives from geranium known as 1.3-dimethylpentylamine/ dimethylamylamine/ 13-dimethylamylamine, or "DMAA," which were recalled from the Company's stores in November 2013, and/or Aegeline, a compound extracted from bael trees. As of June 30, 2018, the Company was named in 29 personal injury lawsuits involving products containing DMAA and/or Aegeline.
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
California Wage and Break Claims. On February 29, 2012, former Senior Store Manager, Elizabeth Naranjo, individually and on behalf of all others similarly situated, sued General Nutrition Corporation in the Superior Court of the State of California for the County of Alameda. The class action complaint contains eight causes of action, alleging, among other matters, meal, rest break and overtime violations for which indeterminate money damages for wages, penalties, interest, and legal fees are sought. In June 2018, the Court granted in part and denied in part the Company's Motion for Decertification. As of June 30, 2018, an immaterial liability has been accrued in the accompanying financial statements. The Company intends to vigorously defend against the remaining class action claims asserted in this action, and to seek decertification as to some or all of the claims following additional discovery. It is expected that the trial will occur in 2019.
Pennsylvania Fluctuating Workweek. On September 18, 2013, Tawny Chevalier and Andrew Hiller commenced a class action in the Court of Common Pleas of Allegheny County, Pennsylvania. Plaintiff asserted a claim against the Company for a purported violation of the Pennsylvania Minimum Wage Act ("PMWA"), challenging the Company's utilization of the "fluctuating workweek" method to calculate overtime compensation, on behalf of all employees who worked for the Company in Pennsylvania and who were paid according to the fluctuating workweek method. In October 2014, the Court entered an order holding that the use of the fluctuating workweek method violated the PMWA. In September 2016, the Court entered judgment in favor of Plaintiffs and the class in an immaterial amount, which has been recorded as a charge in the accompanying Consolidated Financial Statements. Plaintiffs subsequently filed a petition for an award of attorney's fees, costs and incentive payment. The court awarded an immaterial amount in legal fees. The Company appealed from the adverse judgment and the award of attorney's fees. On December 22, 2017, the Pennsylvania Superior Court held that the Company correctly determined the "regular rate" by dividing weekly compensation by all hours worked (rather than 40), but held that the regular rate must be multiplied by 1.5 (rather than 0.5) to determine the amount of overtime owed. Taking accumulated interest into account, the net result of the Superior Court's decision was to reduce the Company's liability by an immaterial amount, which has been reflected in the accompanying Consolidated Financial Statements. The Company filed a petition for appeal to the Pennsylvania Supreme Court on January 22, 2018. The Pennsylvania Supreme Court accepted the Company's petition for appeal on July 16, 2018 and has issued a briefing schedule to the parties.
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
Oregon Attorney General. On October 22, 2015, the Attorney General for the State of Oregon sued GNC in Multnomah County Circuit Court for alleged violations of Oregon’s Unlawful Trade Practices Act, in connection with its sale in Oregon of certain third-party products. The Company is vigorously defending itself against these allegations. Along with its Amended Answer and Affirmative Defenses, the Company filed a counterclaim for declaratory relief, asking the court to make certain rulings in favor of the Company, and adding USPlabs, LLC and SK Laboratories as counterclaim defendants.  In March 2018, the Oregon Attorney General filed a motion for summary judgment relating to its first claim for relief, which the Company is contesting.  The Company filed a cross motion for summary judgment on the first claim for relief, which the Oregon Attorney General is contesting.  Both motions are scheduled for argument in August 2018.  The parties are in the process of exchanging discovery.  There is no trial date currently set.
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
Holland and Barrett License Litigation. On September 18, 2014, the Company's wholly-owned affiliate General Nutrition Investment Company ("GNIC") commenced proceedings in the U.K. High Court to determine if the license agreement from March 2003 between GNIC and Holland & Barrett International Ltd and Health and Diet Centers Ltd. (“Defendants”) was validly terminated. GNIC alleged that termination of the entire agreement was warranted due to several material breaches by Defendants, and that the agreement should be terminated related to five licensed GNC trademarks for lack of use for more than five years. On April 7, 2017, the Court issued its judgment that found that GNIC's notice of termination was invalid and while there were several breaches of the agreement, none were sufficiently material to justify termination. Under U.K. procedural rules, GNIC is required to pay some portion of Defendant’s legal costs. As a result, the Company recorded a charge of $2.1 million in the first quarter of 2017 and subsequently reached an agreement with the Defendants in relation to costs. The Defendants appealed part of the Court's judgment concerning findings in relation to the licensed GNIC trademarks, and that appeal was heard at the U.K.'s Court of Appeal in June 2018. In July 2018, the Court found in favor of the Defendants and GNIC was ordered to pay an immaterial amount for Defendants' costs related to the appeal.
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

NOTE 8. EARNINGS PER SHARE
The following table represents the Company's basic and dilutive weighted-average shares:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in thousands)
Basic weighted average shares	83,332	68,287	83,282	68,267
Effect of dilutive stock-based compensation awards	77	75	107	64
Diluted weighted average shares	83,409	68,362	83,389	68,331
The following awards were not included in the computation of diluted EPS because the impact of applying the treasury stock method was antidilutive or because certain conditions have not been met with respect to the Company's performance awards.

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in thousands)
Antidilutive:
Time-based options and restricted stock awards	2,934	2,540	3,070	2,078
Performance-based restricted stock awards	1,283	—	909	—
Contingently issuable:
Performance-based restricted stock awards	—	63	—	70
Performance-based restricted stock awards with a market condition	315	399	315	431
Total stock-based awards excluded from diluted EPS	4,532	3,002	4,294	2,579
The Company has applied the if-converted method to calculate dilution on the Notes in the three and six months ended June 30, 2018, which has resulted in all 2.9 million underlying convertible shares being anti-dilutive. The treasury stock method was used in the prior year periods, which also resulted in the underlying shares being anti-dilutive.

NOTE 9.  SEGMENTS
The Company aggregates its operating segments into three reportable segments, U.S. and Canada, International and Manufacturing / Wholesale. The Company fully allocates warehousing and distribution costs to its reportable segments. The Company's chief operating decision maker evaluates segment operating results based primarily on performance indicators, including revenue and operating income. Operating income of each reportable segment excludes certain items that are managed at the consolidated level, such as corporate costs. The Manufacturing / Wholesale segment manufactures and sells product to the U.S. and Canada and International segments at cost with a markup, which is eliminated at consolidation. In connection with the asset sale of Lucky Vitamin on September 30, 2017, their results are included within Other for applicable prior periods to ensure comparability.
The following table represents key financial information for each of the Company's reportable segments:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in thousands)
Revenue:
U.S. and Canada	$517,317	$527,814	$1,029,731	$1,064,435
International	48,635	43,813	88,700	83,564
Manufacturing / Wholesale:
Intersegment revenues	65,238	56,000	129,901	117,298
Third party	51,992	55,997	107,046	111,831
Subtotal Manufacturing / Wholesale	117,230	111,997	236,947	229,129
Total reportable segment revenues	683,182	683,624	1,355,378	1,377,128
Other	—	22,614	—	45,356
Elimination of intersegment revenues	(65,238)	(56,000)	(129,901)	(117,298)
Total revenue	$617,944	$650,238	$1,225,477	$1,305,186
Operating income:
U.S. and Canada	$45,603	$52,490	$89,093	$102,980
International	15,692	15,787	30,156	30,656
Manufacturing / Wholesale	15,889	18,637	30,853	35,904
Total reportable segment operating income	77,184	86,914	150,102	169,540
Corporate costs	(28,300)	(26,207)	(54,779)	(54,281)
Other	—	(19,334)	(50)	(18,918)
Unallocated corporate costs and other	(28,300)	(45,541)	(54,829)	(73,199)
Total operating income	48,884	41,373	95,273	96,341
Interest expense, net	32,943	16,067	54,716	31,961
Loss on debt refinancing	—	—	16,740	—
Income before income taxes	$15,941	$25,306	$23,817	$64,380

Refer to Note 3, "Revenue," for more information on the Company's reportable segments.

NOTE 10.  INCOME TAXES
The Company recognized $2.6 million of income tax expense (or 16.3% of pre-tax income) during the three months ended June 30, 2018 compared with $8.7 million (or 34.2% of pre-tax income) in the prior year quarter. The Company recognized $4.3 million of income tax expense (or 18.0% of pre-tax income) during the six months ended June 30, 2018 compared with $23.0 million (or 35.7% of pre-tax income) in the same period in 2017. The Company's tax rate is based on income, statutory tax rates and tax planning opportunities available in the jurisdictions in which it operates. The reduction to the tax rate was primarily driven by tax reform legislation, enacted on December 22, 2017, known as The Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”).  The 2017 Tax Act resulted in significant changes to the Internal Revenue Code, including a reduction in the corporate tax rate from 35% to 21%, which was effective for tax years beginning after December 31, 2017.
At June 30, 2018 and December 31, 2017, the Company had $6.3 million and $5.8 million of unrecognized tax benefits, respectively, excluding interest and penalties, which if recognized, would affect the effective tax rate. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company accrued $1.9 million at June 30, 2018 and December 31, 2017, for potential interest and penalties associated with uncertain tax positions. To the extent interest and penalties are not assessed with respect to the ultimate settlement of uncertain tax positions, amounts previously accrued will be reversed as a reduction to income tax expense.
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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q. The following information presented for the three and six months ended June 30, 2018 and 2017 was prepared by management, is unaudited, and was derived from our unaudited Consolidated Financial Statements and accompanying notes. In the opinion of management, all adjustments necessary for a fair statement of our financial position and operating results for such periods and as of such dates have been included.

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
Business Overview
We are a global specialty retailer of health, wellness and performance products, including protein, performance supplements, weight management supplements, vitamins, herbs and greens, wellness supplements, health and beauty, food and drink and other general merchandise. We derive our revenues principally from: product sales through our company-owned stores; the internet primarily through our websites, GNC.com and prior to the sale of its assets on September 30, 2017, LuckyVitamin.com, as well as third-party websites; domestic and international franchise activities; and sales of products manufactured in our facility to third parties. We sell products through a worldwide network of approximately 8,800 locations operating under the GNC brand name.
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

•
Proprietary products and innovation capabilities. We believe that product innovation is critical to our growth, brand image superiority and competitive advantage. Through market research, interactions with customers and partnerships with leading industry vendors, we work to identify shifting consumer trends that can inform our product development process. We believe that our brand portfolio of proprietary products, which are available in our stores, on GNC.com, on our market place on Amazon.com and other third-party websites, advances GNC's brand presence and our general reputation as a leading retailer of health and wellness products.  GNC brand mix for domestic system-wide sales increased to 50% in the second quarter of 2018 compared with 43% in the second quarter of 2017.

During the second quarter, we saw strong performance from the re-launch of our Amp sports performance product line and the extension of our Beyond Raw brand. Slimvance, our category defining weight loss product, has successfully attracted new customers and drove incremental margin in the first half of 2018.

•
Loyalty programs. As of June 30, 2018, our loyalty membership increased 14.3% to 14.6 million members compared with March 31, 2018.  Included in our loyalty membership at June 30, 2018 are over 1.0 million members enrolled in PRO Access, an 8.8% increase compared with March 31, 2018. In 2018, we have refreshed the PRO Access program with improved customer touch points, and are seeing increased member sign ups and renewals.

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

•
International. Our international business is a growth opportunity and we are focused on developing partnerships that can grow our reach in attractive global markets.  In February 2018, we announced a partnership with Harbin Pharmaceutical Group Co., Ltd.  This partnership will continue to strengthen our balance sheet and position us to fully leverage the opportunity in China through Harbin’s extensive distribution, marketing and sales infrastructure.

Key Performance Indicators
The primary key performance indicators that senior management focus on include revenue and operating income for each segment, which are discussed in detail within "Results of Operations", as well as same store sales growth.
The table below presents the key components of U.S Company-owned same store sales:

	2018		2017
	Q1 3/31	Q2 6/30	Q1 3/31	Q2 6/30
Contribution to same store sales
Domestic Retail same store sales	(1.2)%	(4.2)%	(3.6)%	(0.5)%
GNC.com contribution to same store sales	1.7%	3.8%	(0.3)%	(0.4)%
Total Same Store Sales	0.5%	(0.4)%	(3.9)%	(0.9)%
Same store sales for company-owned stores include point-of-sale retail sales from all domestic stores which have been operating for twelve full months following the opening period. We are an omnichannel retailer with capabilities that allow a customer to use more than one channel when making a purchase, including in-store and through e-commerce channels, which include our wholly-owned website GNC.com and third-party websites, including Amazon (the sales from which are included in the GNC.com business unit) where product assortment and price are controlled by us, and the purchases from which are fulfilled by direct shipment to the customer from one of our distribution facilities as well as third-party e-commerce vendors. In-store sales are reduced by sales originally consummated online or through mobile devices and subsequently returned in-store. Sales of membership programs, including the new PRO Access loyalty program and former Gold Card program, which is no longer offered in the U.S., as well as the net change in the deferred points liability associated with the myGNC Rewards program, are excluded from same store sales. Excluding the impact of higher loyalty points redemption in the current year periods compared with the prior year periods as our program matures, same store sales increased 1.3% and 1.9%, respectively, in the three and six months ended June 30, 2018 for U.S. company-owned stores including GNC.com.
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

We also provide retail comparable same store sales of our franchisees as well as our Canada business if meaningful to current results. While retail sales of franchisees are not included in the Consolidated Financial Statements, the metric serves as a key performance indicator of our franchisees, which ultimately impacts wholesale sales and royalties and fees received from franchisees. We compute same store sales for our franchisees and Canada business consistent with the description of corporate same store sales above. Same store sales for international franchisees and Canada exclude the impact of foreign exchange rate changes relative to the U.S. dollar.
Non-GAAP Measures
                We have included the year-over-year change in segment operating income as a percentage of revenue for our U.S. and Canada segment below under "Results of Operations" adjusted to exclude certain prior year items because we believe it represents an effective supplemental means by which to measure our segment’s operating performance. We believe that this metric is useful to investors as it enables our management and our investors to evaluate and compare our segment’s results from operations in a more meaningful and consistent manner by excluding specific items that are not reflective of ongoing operating results. However, this metric is not a measurement of our segment’s performance under GAAP and should not be considered as an alternative to net income, operating income or any other performance measures derived in accordance with GAAP, or as an alternative to GAAP cash flow from operating activities, or as a measure of our profitability or liquidity. Further, management believes that the presentation of adjusted SG&A, corporate costs, and other non-GAAP measures, presented herein are helpful to investors as they provide for greater comparability of the financial statements between periods.

Results of Operations
(Calculated as a percentage of consolidated revenue unless indicated otherwise)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenues:
U.S. and Canada	83.7%	81.2%	84.0%	81.6%
International	7.9%	6.7%	7.2%	6.4%
Manufacturing / Wholesale:
Intersegment revenues	10.6%	8.6%	10.6%	9.0%
Third party	8.4%	8.6%	8.8%	8.6%
Subtotal Manufacturing / Wholesale	19.0%	17.2%	19.4%	17.6%
Other	—%	3.5%	—%	3.4%
Elimination of intersegment revenue	(10.6)%	(8.6)%	(10.6)%	(9.0)%
Total net revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of sales, including warehousing, distribution and occupancy	66.4%	66.2%	66.2%	66.3%
Gross profit	33.6%	33.8%	33.8%	33.7%
Selling, general and administrative	25.7%	24.5%	26.1%	24.9%
Long-lived asset impairments	—%	3.0%	—%	1.5%
Other loss (income), net	0.1%	(0.1)%	—%	(0.1)%
Total operating expenses	92.2%	93.6%	92.3%	92.6%
Operating income:
U.S. and Canada (*)	8.8%	9.9%	8.7%	9.7%
International (*)	32.3%	36.0%	34.0%	36.7%
Manufacturing / Wholesale (*)	13.6%	16.6%	13.0%	15.7%
Unallocated corporate costs and other
Corporate costs	(4.6)%	(4.0)%	(4.5)%	(4.2)%
Other	—%	(3.0)%	—%	(1.4)%
Subtotal unallocated corporate and other costs	(4.6)%	(7.0)%	(4.5)%	(5.6)%
Total operating income	7.9%	6.4%	7.8%	7.4%
Interest expense, net	5.3%	2.5%	4.5%	2.4%
Loss on debt refinancing	—%	—%	1.4%	—%
Income before income taxes	2.6%	3.9%	1.9%	5.0%
Income tax expense	0.4%	1.3%	0.3%	1.8%
Net income	2.2%	2.6%	1.6%	3.2%

(*) Calculated as a percentage of segment revenue.

The following table summarizes the number of our stores for the periods indicated:

	Six months ended June 30,
	2018	2017
U.S. & Canada
Company-owned(a):
Beginning of period balance	3,423	3,513
Store openings	11	36
Acquired franchise stores(b)	12	33
Franchise conversions(c)	(3)	(1)
Store closings	(115)	(75)
End of period balance	3,328	3,506
Domestic Franchise:
Beginning of period balance	1,099	1,178
Store openings	9	13
Acquired franchise stores(b)	(12)	(33)
Franchise conversions(c)	3	1
Store closings	(27)	(21)
End of period balance	1,072	1,138
International(d):
Beginning of period balance	2,015	1,973
Store openings	36	45
Store closings	(43)	(72)
End of period balance	2,008	1,946
Store-within-a-store (Rite Aid):
Beginning of period balance	2,418	2,358
Store openings	21	26
Store closings	(78)	(6)
End of period balance	2,361	2,378
Total Stores	8,769	8,968
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

Comparison of the Three Months Ended June 30, 2018 (current quarter) and 2017 (prior year quarter)
Revenues
Our consolidated net revenues decreased $32.3 million, or 5.0%, to $617.9 million for the three months ended June 30, 2018 compared with $650.2 million for the same period in 2017. The decrease was primarily the result of the sale of Lucky Vitamin on September 30, 2017, which resulted in a $22.6 million reduction to revenue, and lower sales associated with store closures at the end of their lease term, which is a component of our store portfolio optimization strategy.
U.S. and Canada.  Revenues in our U.S. and Canada segment decreased $10.5 million, or 2.0%, to $517.3 million for the three months ended June 30, 2018 compared with $527.8 million in the prior year quarter. The $10.5 million decrease in revenue in the current quarter as compared with the prior year quarter was primarily due to the following:

•	The net decrease in the number of U.S. corporate stores from June 30, 2017 to June 30, 2018 contributed an approximate $9 million decrease to revenue;

•
A decrease in domestic franchise revenue of $8.2 million to $81.1 million in the current quarter compared with $89.3 million in prior year quarter due to the impact of a decrease in retail same store sales of 4.0% and a decrease in the number of franchise stores from 1,138 at June 30, 2017 to 1,072 at June 30, 2018;

•
A decrease in U.S. company-owned same store sales of 0.4%, which includes GNC.com sales, resulted in a $1.6 million decrease to revenue (excluding the impact of higher loyalty points redemption in the current quarter compared with the prior year quarter as the program matures, same store sales increased 1.3%). E-commerce sales were 8.3% of U.S. and Canada revenue in the current quarter compared with 5.5% in the prior year quarter; and

•
Partially offsetting the above decreases in revenue was an increase of $9.9 million related to our loyalty programs, PRO Access paid membership fees and the myGNC Rewards change in deferred points liability.

International. Revenues in our International segment increased $4.8 million, or 11.0%, to $48.6 million in the current quarter compared with $43.8 million in the prior year quarter. Revenues from our China business increased by $3.7 million in the current quarter compared with the prior year quarter due to higher e-commerce sales. Revenue from our international franchisees increased $0.9 million in the current quarter compared to the prior year quarter despite a decrease in retail same store sales of 0.9%.
Manufacturing / Wholesale. Revenues in our Manufacturing / Wholesale segment, excluding intersegment sales, decreased $4.0 million, or 7.2%, to $52.0 million for the three months ended June 30, 2018 compared with $56.0 million in the prior year quarter. Third-party contract manufacturing sales decreased $3.6 million, or 10.6%, to $30.6 million for the three months ended June 30, 2018 compared with $34.2 million in the prior year quarter. Sales to our wholesale partners decreased $0.4 million, or 1.7% from $21.8 million in the prior year quarter to $21.4 million in the current quarter. Intersegment sales increased $9.2 million from $56.0 million in the prior year quarter to $65.2 million in the current quarter reflecting our increasing focus on proprietary products.
Cost of Sales and Gross Profit
Cost of sales, which includes product costs, warehousing, distribution and occupancy costs, decreased $20.3 million to $410.2 million for the three months ended June 30, 2018 compared with $430.5 million in the prior year quarter. Gross profit decreased $12.1 million from $219.8 million in the prior year quarter to $207.7 million in the current quarter, and as a percentage of revenue, decreased slightly from 33.8% for the quarter ended June 30, 2017 to 33.6% in the current quarter. The decrease in gross profit rate was primarily due to one-time vendor funding support received in the prior year quarter (which had an approximate impact of 100 basis points), partially offset by a higher sales mix of proprietary product which contribute higher margins relative to third-party sales.
Selling, General and Administrative (“SG&A”) Expense
SG&A expense, including compensation and related benefits, advertising and other expenses, decreased $1.0 million, or 0.6%, from $159.5 million in the prior year quarter to $158.5 million in the current quarter. SG&A expense, as a percentage of revenue, was 25.7% and 24.5% for the three months ended June 30, 2018 and 2017, respectively.

During the three months ended June 30, 2018, we recognized $2.2 million related to a retention program adopted in the first quarter of 2018 to retain senior executives and certain other key personnel below the executive level who are critical to the execution and success of our strategy. The total amount awarded was approximately $10 million, which vests in four installments of 25% each over the next two years on the earlier of February 2019 or the closing of the Harbin transaction, February 2019, August 2019 and February 2020. We also incurred $0.6 million related to China joint venture start-up costs in the current quarter. Excluding the impact of these items, SG&A expense decreased $3.9 million in the current quarter compared to the prior year quarter and, as a percentage of revenue, was 25.2% and 24.5% for the three months ended June 30, 2018 and 2017, respectively. The $3.9 million decrease in SG&A expense was primarily due to the sale of the Lucky Vitamin e-commerce business effective September 30, 2017, partially offset by an increase in store commissions associated with a higher sales mix of proprietary product and higher commissions to support e-commerce sales.
Long-lived Asset Impairments
We recorded $19.4 million for non-cash long-lived asset impairments in our Lucky Vitamin e-commerce business in the prior year quarter ended June 30, 2017 consisting of $11.5 million related to goodwill, $4.2 million related to a trade name intangible asset and $3.7 million related to property and equipment.
Other (Loss) Income, net
Other loss, net, of $0.3 million in the current quarter includes a foreign currency loss partially offset by a refranchising gain. Other income, net, of $0.5 million in the prior year quarter includes foreign currency gains.
Operating Income
As a result of the foregoing, consolidated operating income increased $7.5 million, or 18.2%, to $48.9 million for the three months ended June 30, 2018 compared with $41.4 million in the prior year quarter. Operating income, as a percentage of revenue, was 7.9% and 6.4% for the three months ended June 30, 2018 and 2017, respectively. Operating income in the prior year quarter was significantly impacted by non-cash long-lived asset impairment charges as noted above.
U.S. and Canada. Operating income decreased $6.9 million to $45.6 million for the three months ended June 30, 2018 compared with $52.5 million for the same period in 2017. Operating income as a percentage of segment revenue was 8.8% in the current quarter compared with 9.9% in the prior year quarter. The decrease compared with the prior year was primarily due to one-time vendor funding support received in the prior year quarter and expense deleverage in occupancy and salaries associated with a decrease in U.S. company-owned same store sales, partially offset by a higher mix of proprietary product.
International. Operating income of $15.7 million for the three months ended June 30, 2018 was relatively flat compared with prior year quarter, and as a percentage of segment revenue was 32.3% in the current quarter compared with 36.0% in the prior year quarter. The decrease in operating income percentage was primarily due to a higher mix of China sales, which contribute lower margins relative to franchise sales. In addition, as we invest to grow the brand in China, marketing expense increased in our China business compared with the prior year quarter.
Manufacturing / Wholesale. Operating income decreased $2.7 million, or 14.7%, to $15.9 million for the three months ended June 30, 2018 compared with $18.6 million in the prior year quarter.  Operating income as a percentage of segment revenue decreased from 16.6% in the prior year quarter to 13.6% in the current quarter primarily due to a lower margin rate from third-party contract manufacturing, partially offset by higher intersegment sales, which contribute higher margins.
Corporate costs. Corporate costs increased $2.1 million to $28.3 million for the three months ended June 30, 2018 compared with $26.2 million in the prior year quarter. Excluding the retention and the joint venture start-up costs as explained above, corporate costs decreased $0.8 million in the current quarter compared with the prior year quarter.
Interest Expense, net
Interest expense was $32.9 million in the three months ended June 30, 2018 compared with $16.1 million in the three months ended June 30, 2017 primarily due to a higher interest rate on the Tranche B-2 Term Loan and the FILO Term Loan in connection with the debt refinancing.

Income Tax Expense
We recognized $2.6 million of income tax expense (or 16.3% of pre-tax income) during the three months ended June 30, 2018 compared with $8.7 million (or 34.2% of pre-tax income) for the same period in 2017. The decrease in tax expense as a percentage of pre-tax income is primarily related to the recently enacted tax reform legislation on December 22, 2017, The Tax Cuts and Jobs Act of 2017 (the "2017 Tax Act"), which resulted in significant changes to the Internal Revenue Code, including a reduction in the corporate tax rate from 35% to 21%, and is effective for tax years beginning after December 31, 2017.
Net Income
As a result of the foregoing, consolidated net income decreased $3.3 million to $13.3 million for the three months ended June 30, 2018 compared with $16.6 million for the same period in 2017.
Diluted Earnings Per Share
Diluted earnings per share decreased from $0.24 for the three months ended June 30, 2017 to $0.16 for the same period in 2018 due to a decrease in net income and an increase in the weighted average diluted shares outstanding resulting from the exchange of the Company's Notes on December 20, 2017 for an aggregate 14.6 million newly issues shares of Class A common stock.
Comparison of the Six Months Ended June 30, 2018 (current year period) and 2017 (prior year period)
Revenues
Our consolidated net revenues decreased $79.7 million, or 6.1%, to $1,225.5 million for the six months ended June 30, 2018 compared with $1,305.2 million for the same period in 2017. The decrease was primarily the result of the sale of Lucky Vitamin on September 30, 2017, which resulted in a $45.4 million reduction to revenue, the termination of the U.S. Gold Card Member Pricing program in the prior year, which resulted in a $23.0 million decrease in revenue and lower sales associated with store closures at the end of their lease term, which is a component of our store portfolio optimization strategy.
U.S. and Canada.  Revenues in our U.S. and Canada segment decreased $34.7 million, or 3.3%, to $1,029.7 million for the six months ended June 30, 2018 compared with $1,064.4 million in the prior year period. The $34.7 million decrease in revenue in the current year period as compared with the prior year period was primarily due to the following:

•
A decrease of $23.0 million relating to the termination of the U.S. Gold Card Member Pricing program, which resulted in the recognition of domestic Gold Card deferred revenue of $24.4 million, net of $1.4 million of applicable coupon redemptions in the prior year period;

•
A decrease in domestic franchise revenue of $16.0 million to $157.8 million in the current year period compared with $173.8 million in prior year period due to the impact of a decrease in retail same store sales of 3.0% and a decrease in the number of franchise stores from 1,138 at June 30, 2017 to 1,072 at June 30, 2018; and

•	The net decrease in the number of corporate stores from June 30, 2017 to June 30, 2018 contributed an approximate $15 million decrease to revenue.
Partially offsetting the above decreases in revenue was the following:

•	An increase of $22.8 million related to our loyalty programs, PRO Access paid membership fees and the myGNC Rewards change in deferred points liability; and

•
An increase in U.S. company-owned same store sales of 0.1%, which includes GNC.com sales, resulted in a $0.4 million increase to revenue (excluding the impact of higher loyalty points redemption in the current year period compared with prior year period as the program matures, same store sales increased 1.9%). GNC.com contributed 2.8% to the increase in same store sales. E-commerce sales were 7.7% of U.S. and Canada revenue in the current year period compared with 5.4% in the prior year period.

International. Revenues in our International segment increased $5.1 million, or 6.1%, to $88.7 million in the current year period compared with $83.6 million in the prior year period. Revenues from our China business increased by $7.1 million in the current year period compared with the prior year period due to higher e-commerce sales. Revenue from our international franchisees decreased $2.7 million in the current year period compared to the prior year period with a decrease in retail same store sales of 1.9%.

Manufacturing / Wholesale. Revenues in our Manufacturing / Wholesale segment, excluding intersegment sales, decreased $4.8 million, or 4.3%, to $107.0 million for the six months ended June 30, 2018 compared with $111.8 million in the prior year period. Third-party contract manufacturing sales decreased $4.7 million, or 6.9%, to $63.3 million for the six months ended June 30, 2018 compared with $68.0 million in the prior year period. Sales to our wholesale partners decreased $0.2 million, or 0.3% from $43.9 million in the prior year period to $43.7 million in the current year period. Intersegment sales increased $12.6 million from $117.3 million in the prior year period to $129.9 million in the current year period primarily reflecting our increasing focus on proprietary products.
Cost of Sales and Gross Profit
Cost of sales decreased $54.6 million to $810.9 million for the six months ended June 30, 2018 compared with $865.5 million in the prior year period. Gross profit decreased $25.0 million from $439.6 million in the prior year period to $414.6 million in the current year period. Gross profit rate as a percentage of revenue increased from 33.7% for the six months ended June 30, 2017 to 33.8% in the current year period. The increase in gross profit rate was primarily due to a higher domestic retail product margin rate reflecting a higher mix of proprietary sales which contribute higher margins relative to third-party sales, partially offset by the comparative effect of the prior year period recognition of $23.0 million in net deferred Gold Card revenue as explained above and one-time vendor funding support received in the prior year period.
Selling, General and Administrative Expense
SG&A expense decreased $6.3 million, or 1.9%, from $325.6 million in the prior year period to $319.3 million in the current year period, and as a percentage of revenue, was 26.1% and 24.9% for the six months ended June 30, 2018 and 2017, respectively.
During the six months ended June 30, 2018, we recognized $3.0 million related to the aforementioned retention program. We also incurred $0.6 million related to China joint venture start-up costs in the first six months of 2018. In the prior year period, we incurred a legal charge of $2.1 million related to the outcome of litigation we pursued of a potential breach under our UK license agreement. Excluding the impact of these items, SG&A expense decreased $7.9 million, or 2.4%, and was 25.8% and 24.8% as a percentage of revenue in the current year and prior year periods, respectively. The $7.9 million decrease in SG&A expense was primarily due to the sale of our Lucky Vitamin e-commerce business effective September 30, 2017 and lower marketing expense due to the comparative effect of the prior year period media campaign to support the One New GNC, partially offset by store commissions associated with a higher sales mix of proprietary product and higher commissions to support e-commerce sales.
Other Loss (Income), net
Other loss, net, of $0.1 million in the current year period includes a foreign currency loss partially offset by a refranchising gain. Other income, net, of $1.6 million in the prior year period includes immaterial insurance and lease settlements as well as foreign currency gains and a refranchising gain.
Operating Income
As a result of the foregoing, consolidated operating income decreased $1.0 million, or 1.1%, to $95.3 million for the six months ended June 30, 2018 compared with $96.3 million in the prior year period. Operating income, as a percentage of revenue, was 7.8% and 7.4% for the six months ended June 30, 2018 and 2017, respectively. Operating income in the prior year period was significantly impacted by non-cash long-lived asset impairment charges as noted above.
U.S. and Canada. Operating income decreased $13.9 million to $89.1 million for the six months ended June 30, 2018 compared with $103.0 million for the same period in 2017. Operating income as a percentage of segment revenue was 8.7% in the current year period compared with 9.7% in the prior year period. Excluding the impact of the prior year period recognition of deferred Gold Card revenue and marketing costs in support of the One New GNC media campaign as described above, operating income as a percentage of segment revenue increased 0.4% due to higher sales mix of proprietary product, partially offset by one-time vendor funding support received in the prior year period.
International. Operating income decreased $0.5 million, or 1.6%, to $30.2 million for the six months ended June 30, 2018 compared with $30.7 million in the prior year period. Operating income was 34.0% of segment revenue in the current year period compared with 36.7% in the prior year period. The decrease in operating income percentage was primarily due to a higher mix of China sales, which contribute lower margins relative to franchise sales. In addition, as we invest to grow the brand in China, marketing expense increased in our China business compared with the prior year period.

Manufacturing / Wholesale. Operating income decreased $5.0 million, or 14.1%, to 30.9 million for the six months ended June 30, 2018 compared with $35.9 million in the prior year period. Operating income as a percentage of segment revenue decreased from 15.7% in the prior year period to 13.0% in the current year period primarily due to a lower margin rate from third-party contract manufacturing, partially offset by higher intersegment sales, which contributed higher margins.
Corporate costs. Corporate costs increased $0.5 million to $54.8 million for the six months ended June 30, 2018 compared with $54.3 million in the prior year period. Excluding the retention and the joint venture start-up costs in the current year period and the legal charge in the prior year period as explained above, corporate costs decreased $1.1 million in the current year period compared with the prior year period.
Interest Expense, net
Interest expense was $54.7 million in the six months ended June 30, 2018 compared with $32.0 million in the six months ended June 30, 2017 primarily due to a higher interest rate on the Tranche B-2 Term Loan and the FILO Term Loan in connection with the debt refinancing.
Loss on Debt Refinancing
The refinancing of the Senior Credit Facility resulted in a loss of $16.7 million in the current year period, which primarily includes third-party fees relating to the Tranche B-2 Term Loan and the FILO Term Loan. Refer to Item 1, "Financial Statements," Note 5, "Long-Term Debt / Interest Expense" for more information.
Income Tax Expense
We recognized $4.3 million of income tax expense (or 18.0% of pre-tax income) during the six months ended June 30, 2018 compared with $23.0 million (or 35.7% of pre-tax income) for the same period in 2017. The decrease in tax expense as a percentage of pre-tax income is primarily related to the 2017 Tax Act, which resulted in significant changes to the Internal Revenue Code, including a reduction in the corporate tax rate from 35% to 21%, and is effective for tax years beginning after December 31, 2017.
Net Income
As a result of the foregoing, consolidated net income decreased $21.9 million to $19.5 million for the six months ended June 30, 2018 compared with $41.4 million for the same period in 2017.
Diluted Earnings Per Share
Diluted earnings per share decreased from $0.61 for the six months ended June 30, 2017 to $0.23 for the same period in 2018 due to a decrease in net income and an increase in the weighted average diluted shares outstanding resulting from the exchange of the Company's Notes on December 20, 2017 for an aggregate 14.6 million newly issues shares of Class A common stock.
Liquidity and Capital Resources
Refer to Item 1, "Financial Statements," Note 5, "Long-Term Debt / Interest Expense" for a description of the Amendment to our Senior Credit Facility and our new Term Loan Agreement and ABL Credit Agreement.
At June 30, 2018, we had $90.1 million available under the Revolving Credit Facility, after giving effect to $9.1 million utilized to secure letters of credit.  Our ability to make scheduled payments of principal on, to pay interest on or to refinance our debt and to satisfy our other debt obligations will depend on our future operating performance, which will be affected by general economic, financial and other factors beyond our control. We expect to make an excess cash flow payment between $0 and $25 million with respect to the year ending December 31, 2018 in the first quarter of 2019.
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

Cash Provided by Operating Activities
Cash provided by operating activities decreased by $23.8 million from $72.9 million for the six months ended June 30, 2017 to $49.1 million for the six months ended June 30, 2018 primarily due to the refinancing of our long-term debt, which resulted in $16.3 million in fees paid to third-parties and higher interest payments, partially offset by lower tax payments.
Cash Used in Investing Activities
Cash used in investing activities was $7.3 million and $18.7 million for the six months ended June 30, 2018 and 2017, respectively, and includes capital expenditures of $8.3 million and $20.4 million.
We expect capital expenditures to be approximately $28 million in 2018, which includes investments for store development, IT infrastructure and maintenance. We anticipate funding our 2018 capital requirements with cash flows from operations and, if necessary, borrowings under the Revolving Credit Facility.
Cash Used in Financing Activities
For the six months ended June 30, 2018, cash used in financing activities was $62.2 million, primarily consisting of $35.2 million in an OID paid to lenders and fees associated with our new Revolving Credit Facility associated with the debt refinancing. In addition, we made $23.7 million in amortization payments on our term loan balances. The OID on the Tranche B-2 Term Loan includes $13.2 million, which will be paid the earlier of March 2019 or after a qualifying event in which we receive net cash proceeds as defined in the credit agreement, and has been included in Item 1, "Financial Statements," as a non-cash financing activity within the "Supplemental Cash Flow Information" of the Consolidated Statements of Cash Flows.
For the six months ended June 30, 2017, cash used in financing activities was $37.1 million, primarily consisting of our April 19, 2017 excess cash flow payment on the Tranche B-1 Term Loan and net borrowings under the old revolving credit facility, which was terminated in connection with the Amendment to the Senior Credit Facility in February 2018.
Contractual Obligations
On February 28, 2018, we amended and restated our Senior Credit Facility formerly consisting of a $1,131.2 million term loan facility due in March 2019 and a $225.0 million revolving credit facility that matured in September 2018. The Amendment included an extension of the maturity date for $704.3 million of the $1,131.2 million term loan facility from March 2019 to March 2021 (the "Tranche B-2 Term Loan"). However, if more than $50.0 million of the Company's Notes have not been repaid, converted or effectively discharged prior to such date (“Existing Indenture Discharge”), the maturity date becomes May 2020, subject to certain adjustments. The Amendment also terminated the existing $225.0 million revolving credit facility.
After the effectiveness of the Amendment, the remaining term loan of $151.9 million as of February 28, 2018 continues to have a maturity date of March 2019 (the "Tranche B-1 Term Loan"). The Amendment requires annual aggregate principal payments of at least $43 million related to the Tranche B-2 Term Loan and bears interest at a rate of LIBOR plus a margin of 8.75% per annum subject to change under certain circumstances (with a minimum and maximum possible interest rate of LIBOR plus a margin of 8.25% and 9.25%, respectively, per annum). Payments and interest associated with the Tranche B-1 Term Loan are consistent with past terms.
On February 28, 2018, we also entered into a new asset-based credit agreement, consisting of:
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
On June 13, 2018, we entered into two interest rate swaps with notional amounts of $275 million and $225 million to limit our exposure to our variable interest rate debt. The interest rate swaps effectively converted a portion of the variable interest rate on the Tranche B-2 Term Loan and FILO Term Loan to a fixed rate. We receive payments based on the one-month LIBOR and make payments based on a fixed rate. We receive payments with a floor of 0.00% and 0.75%, respectively, on the $275 million and $225 million interest rate swaps, which aligns with the related debt instruments. The interest rate swap agreements had an effective date of June 29, 2018. The $225 million interest rate swap expires on February 28, 2021, and the $275 million interest rate swap expires on June 30, 2021. The notional amount of the $225 million interest rate swap is scheduled to decrease to $175 million on June 30, 2019, $125 million on June 30, 2020 and $75 million December 31, 2020.
There have been no other material changes in our contractual obligations as disclosed in the 2017 10-K.
Critical Accounting Estimates
We adopted ASU 2014-09, Revenue from Contracts with Customers, during the first quarter of fiscal 2018 using the full retrospective method. Refer to Item 1, "Financial Statements," Note 3, "Revenue" for more information.
In addition, we entered into two interest rate swaps in June 2018, which were designated as cash flow hedges. Because the interest rate swap agreements are deemed effective, changes in fair value will be recorded within other comprehensive loss on the Consolidated Balance Sheet. Refer to Item 1, "Financial Statements," Note 5, "Long-Term Debt / Interest Expense" and Note 6, "Fair Value Measurements and Financial Instruments" for more information.
There have been no other material changes to the application of critical accounting policies and significant judgments and estimates since those disclosed in our 2017 10-K.
Recent Accounting Pronouncements
Refer to Item 1, "Financial Statements," Note 2, "Basis of Presentation."
Item 3.  Quantitative and Qualitative Disclosures about Market Risk

In June 2018, we entered into two interest rate swaps with notional amounts of $275 million and $225 million to limit our exposure to our variable interest rate debt. The interest rate swaps effectively converted a portion of the variable-rate debt to a fixed interest rate. See Part I, Item 1 "Financial Statements," Note 5, "Long-Term Debt / Interest Expense" for additional information.
There have been no other significant changes to our market risk since December 31, 2017. For a discussion of our exposure to market risk, refer to Part II, Item 7A "Quantitative and Qualitative Disclosures About Market Risk" of our 2017 10-K.
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act has been appropriately recorded, processed, summarized and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our CEO and CFO have concluded that, as of June 30, 2018, our disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) that occurred during the last fiscal quarter, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.   Legal Proceedings
DMAA / Aegeline Claims. Prior to December 2013, we sold products manufactured by third parties that contained derivatives from geranium known as 1.3-dimethylpentylamine/ dimethylamylamine/ 13-dimethylamylamine, or "DMAA," which were recalled from our stores in November 2013, and/or Aegeline, a compound extracted from bael trees. As of June 30, 2018 we were named in the following 29 personal injury lawsuits involving products containing DMAA and/or Aegeline:

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table sets forth information regarding Holdings’ purchases of shares of common stock during the quarter ended June 30, 2018:

Period (1)	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs

April 1 to April 30, 2018	118	$3.64	—	$197,795,011
May 1 to May 31, 2018	—	$—	—	$197,795,011
June 1 to June 30, 2018	104	$4.16	—	$197,795,011
Total	222	$3.88	—

(1)	Other than as set forth in the table above, we made no purchases of shares of Class A common stock for the quarter ended June 30, 2018.

(2)	Includes 222 shares withheld from employees to satisfy minimum tax withholding obligations associated with the vesting of restricted stock during the period.

(3)
In August 2015, the Board approved a $500.0 million multi-year repurchase program in addition to the $500.0 million multi-year program approved in August 2014, bringing the aggregate share repurchase program to $1.0 billion of Holdings' common stock. Holdings has utilized $802.2 million of the current repurchase program. As of June 30, 2018, $197.8 million remains available for purchase under the program.

Item 3.   Defaults Upon Senior Securities
None.
Item 4.   Mine Safety Disclosures
Not applicable.
Item 5.  Other Information
None.

Item 6.   Exhibits

Exhibit
No.	Description
10.1*	Form of Non-Employee Director Restricted Stock Agreement pursuant to the GNC Holdings, Inc. 2015 Stock and Incentive Plan
10.2*	Form of Amendment to Performance-Vested Restricted Stock Unit Agreement pursuant to the GNC Holdings, Inc. 2015 Stock Plan and Incentive Plan
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the persons undersigned thereunto duly authorized.

GNC HOLDINGS, INC.
(Registrant)

/s/ Tricia K. Tolivar
Date: July 26, 2018	Tricia K. Tolivar
Chief Financial Officer
(Principal Financial Officer)