Form 10-Q
period 2018-09-30
GNC HOLDINGS, INC.
filed 2018-11-09
CIK 1502034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     [ X ] Yes [    ] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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

As of October 31, 2018, there were 83,884,711 outstanding shares of Class A common stock, par value $0.001 per share (the “common stock”), of GNC Holdings, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GNC HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(unaudited)
(in thousands)

	September 30, 2018	December 31, 2017
Current assets:
Cash and cash equivalents	$33,348	$64,001
Receivables, net	131,951	126,650
Inventory (Note 4)	489,639	485,732
Prepaid and other current assets	76,536	66,648
Total current assets	731,474	743,031
Long-term assets:
Goodwill	140,844	141,029
Brand name	324,400	324,400
Other intangible assets, net	94,461	99,715
Property, plant and equipment, net (Note 5)	159,136	186,562
Other long-term assets	29,272	25,026
Total long-term assets	748,113	776,732
Total assets	$1,479,587	$1,519,763
Current liabilities:
Accounts payable	$159,100	$153,018
Current debt (Note 6)	204,480	—
Deferred revenue and other current liabilities	121,475	114,081
Total current liabilities	485,055	267,099
Long-term liabilities:
Long-term debt (Note 6)	1,040,646	1,297,023
Deferred income taxes	43,090	56,060
Other long-term liabilities	81,479	85,502
Total long-term liabilities	1,165,215	1,438,585
Total liabilities	1,650,270	1,705,684
Contingencies (Note 8)
Stockholders’ deficit:
Common stock	130	130
Additional paid-in capital	1,006,121	1,001,315
Retained earnings	554,797	543,814
Treasury stock, at cost	(1,725,349)	(1,725,349)
Accumulated other comprehensive loss	(6,382)	(5,831)
Total stockholders’ deficit	(170,683)	(185,921)
Total liabilities and stockholders’ deficit	$1,479,587	$1,519,763

The accompanying notes are an integral part of the Consolidated Financial Statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(unaudited)
(in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

Revenue (Note 3)	$580,185	$612,953	$1,805,662	$1,918,139
Cost of sales, including warehousing, distribution and occupancy	395,483	411,661	1,206,351	1,277,202
Gross profit	184,702	201,292	599,311	640,937
Selling, general, and administrative	149,903	156,051	469,164	481,618
Long-lived asset impairments	14,556	3,861	14,556	23,217
Other loss (income), net	282	1,579	357	(40)
Operating income	19,961	39,801	115,234	136,142
Interest expense, net (Note 6)	35,732	16,339	90,448	48,300
Loss on debt refinancing (Note 6)	—	—	16,740	—
(Loss) income before income taxes	(15,771)	23,462	8,046	87,842
Income tax (benefit) expense (Note 11)	(7,181)	2,406	(2,895)	25,398
Net (loss) income	$(8,590)	$21,056	$10,941	$62,444
(Loss) earnings per share (Note 9):
Basic	$(0.10)	$0.31	$0.13	$0.91
Diluted	$(0.10)	$0.31	$0.13	$0.91
Weighted average common shares outstanding (Note 9):
Basic	83,412	68,354	83,326	68,296
Diluted	83,412	68,569	83,431	68,411

The accompanying notes are an integral part of the Consolidated Financial Statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive (Loss) Income
(unaudited)
(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

Net (loss) income	$(8,590)	$21,056	$10,941	$62,444
Other comprehensive income (loss):
Net change in interest rate swaps:
Periodic revaluation of interest rate swap, net of tax (expense) benefit of ($0.4 million) and $0.1 million	963	—	(212)	—
Reclassification adjustment for interest recognized in Consolidated Statement of Operations, net of tax expense of $0.3 million	610	—	623	—
Net change in unrecognized gain on interest rate swaps, net of tax	1,573	—	411	—
Foreign currency translation gain (loss)	834	1,705	(962)	3,305
Other comprehensive income (loss)	2,407	1,705	(551)	3,305
Comprehensive (loss) income	$(6,183)	$22,761	$10,390	$65,749

The accompanying notes are an integral part of the Consolidated Financial Statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Deficit
(unaudited)
(in thousands)

	Common Stock		Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
	Class A
	Shares	Dollars
Balance at December 31, 2017	83,567	$130	$(1,725,349)	$1,001,315	$543,814	$(5,831)	$(185,921)
Comprehensive income	—	—	—	—	10,941	(551)	10,390
Dividend forfeitures on restricted stock	—	—	—	—	42	—	42
Restricted stock awards	397	—	—	—	—	—	—
Minimum tax withholding requirements	(79)	—	—	(296)	—	—	(296)
Stock-based compensation	—	—	—	5,102	—	—	5,102
Balance at September 30, 2018	83,885	$130	$(1,725,349)	$1,006,121	$554,797	$(6,382)	$(170,683)

Balance at December 31, 2016	68,399	$114	$(1,725,349)	$922,687	$693,682	$(8,697)	$(117,563)
Comprehensive income	—	—	—	—	62,444	3,305	65,749
Dividend forfeitures on restricted stock	—	—	—	—	285	—	285
Restricted stock awards	636	1	—	—	—	—	1
Minimum tax withholding requirements	(32)	—	—	(252)	—	—	(252)
Stock-based compensation	—	—	—	6,025	—	—	6,025
Balance at September 30, 2017	69,003	$115	$(1,725,349)	$928,460	$756,411	$(5,392)	$(45,755)

The accompanying notes are an integral part of the Consolidated Financial Statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine months ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$10,941	$62,444
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	36,002	43,688
Amortization of debt costs	14,583	9,893
Stock-based compensation	5,102	6,025
Long-lived asset impairments	14,556	23,217
Gains on refranchising	(276)	(314)
Loss on debt refinancing	16,740	—
Third-party fees associated with refinancing	(16,322)	—
Changes in assets and liabilities:
(Increase) decrease in receivables	(6,080)	1,204
(Increase) decrease in inventory	(5,794)	45,753
Increase in prepaid and other current assets	(6,552)	(5,205)
Increase (decrease) in accounts payable	6,860	(19,732)
Decrease in deferred revenue and accrued liabilities	(10,565)	(19,891)
Other operating activities	(3,506)	2,486
Net cash provided by operating activities	55,689	149,568

Cash flows from investing activities:
Capital expenditures	(13,355)	(26,210)
Refranchising proceeds	2,136	3,410
Store acquisition costs	(220)	(1,930)
Net cash used in investing activities	(11,439)	(24,730)

Cash flows from financing activities:
Borrowings under revolving credit facility	261,500	177,500
Payments on revolving credit facility	(261,500)	(256,500)
Payments on Tranche B-1 Term Loan	(3,413)	(40,853)
Payments on Tranche B-2 Term Loan	(32,100)	—
Original Issuance Discount and revolving credit facility fees	(35,235)	—
Deferred fees associated with pending equity transaction	(3,443)	—
Minimum tax withholding requirements	(296)	(252)
Net cash used in financing activities	(74,487)	(120,105)

Effect of exchange rate changes on cash and cash equivalents	(416)	921
Net (decrease) increase in cash and cash equivalents	(30,653)	5,654
Beginning balance, cash and cash equivalents	64,001	34,464
Ending balance, cash and cash equivalents	$33,348	$40,118

The accompanying notes are an integral part of the Consolidated Financial Statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES
Supplemental Cash Flow Information
(unaudited)
(in thousands)

	As of September 30,
	2018	2017
Non-cash investing activities:
Capital expenditures in current liabilities	$1,177	$2,141
Receivable related to the sale of Lucky Vitamin	—	7,117
Non-cash financing activities:
Original issuance discount (Note 6)	$13,231	$—

The accompanying notes are an integral part of the Consolidated Financial Statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES
Condensed Notes to the Unaudited Consolidated Financial Statements

NOTE 1.  NATURE OF BUSINESS
GNC Holdings, Inc., a Delaware corporation (“Holdings,” and collectively with its subsidiaries and, unless the context requires otherwise, its and their respective predecessors, the “Company”), is a global health and wellness brand with a diversified, multi-channel business. The Company's assortment of performance and nutritional supplements, vitamins, herbs and greens, health and beauty, food and drink and other general merchandise features innovative private-label products as well as nationally recognized third-party brands, many of which are exclusive to GNC.
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
Recently Adopted Accounting Pronouncements
In December 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-12, which simplifies the application of certain hedge accounting guidance to better align hedge accounting with an organization’s risk management activities in the financial statements. This standard eliminated the separate measurement and reporting of hedge ineffectiveness. Mismatches between changes in value of the hedged item and hedging instrument may still occur but they will no longer be separately reported. For cash flow and net investment hedges, all changes in value of the hedging instrument included in the assessment of effectiveness will be deferred in other comprehensive income and recognized in earnings at the same time that the hedged item affects earnings. The standard is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted. The Company adopted this standard during the second quarter of fiscal 2018, which was applied to the interest rate swaps entered into described below in Note 6 "Long-Term Debt / Interest Expense." The adoption of this standard did not have a material effect on the Company's Consolidated Financial Statements.

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
Franchise fees. The Company's previous accounting policy for franchise and license fees received for new store openings and renewals was to recognize these fees when earned per the contract terms, which is when a new store opened or at the start of a new term. In accordance with the new guidance, these fees are now deferred and recognized over the applicable license term as the Company satisfies the performance obligation of granting the customer access to the rights of the Company’s intellectual property. This change impacted all of the Company’s reportable segments. In addition, franchise fees received as part of a sale of a company-owned store to a franchisee are now recorded as described above as part of revenue and will no longer be presented as part of gains on refranchising.

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

The impact of the adoption of ASC 606 on the Consolidated Statements of Operations for the three and nine months ended September 30, 2017 was as follows:

	Three months ended September 30, 2017
	As Previously Reported	Franchise Fees	Specialty Manufacturing	Cooperative Advertising and Other Franchise Support Fees	Total Adjustments	As Revised
	(in thousands, except per share amounts)
Revenue	$609,469	$(360)	$(1,925)	$5,769	$3,484	$612,953
Cost of sales (1)	412,663	—	(1,681)	679	(1,002)	411,661
Gross profit	196,806	(360)	(244)	5,090	4,486	201,292
SG&A (2)	150,961	—	—	5,090	5,090	156,051
Long-lived asset impairments	3,861	—	—	—	—	3,861
Other income, net	1,539	40	—	—	40	1,579
Operating income	40,445	(400)	(244)	—	(644)	39,801
Interest expense, net	16,339	—	—	—	—	16,339
Income before income taxes	24,106	(400)	(244)	—	(644)	23,462
Income tax expense	2,643	(146)	(91)	—	(237)	2,406
Net income	$21,463	$(254)	$(153)	$—	$(407)	$21,056
Earnings per share:
Basic	$0.31	$—	$—	$—	$—	$0.31
Diluted	$0.31	$—	$—	$—	$—	$0.31

	Nine months ended September 30, 2017
	As Previously Reported	Franchise Fees	Specialty Manufacturing	Cooperative Advertising and Other Franchise Support Fees	Total Adjustments	As Revised
	(in thousands, except per share amounts)
Revenue	$1,895,301	$1,976	$2,703	$18,159	$22,838	$1,918,139
Cost of sales (1)	1,272,801	—	2,285	2,116	4,401	1,277,202
Gross profit	622,500	1,976	418	16,043	18,437	640,937
SG&A (2)	465,575	—	—	16,043	16,043	481,618
Long-lived asset impairments	23,217	—	—	—	—	23,217
Other income, net	(110)	70	—	—	70	(40)
Operating income	133,818	1,906	418	—	2,324	136,142
Interest expense, net	48,300	—	—	—	—	48,300
Income before income taxes	85,518	1,906	418	—	2,324	87,842
Income tax expense	24,544	701	153	—	854	25,398
Net income	$60,974	$1,205	$265	$—	$1,470	$62,444
Earnings per share:
Basic	$0.89	$0.02	$—	$—	$0.02	$0.91
Diluted	$0.89	$0.02	$—	$—	$0.02	$0.91
(1) Includes warehousing, distribution and occupancy.
(2) Defined as selling, general and administrative expense.

The impact of adoption of ASC 606 on the Company's reportable segments for the three and nine months ended September 30, 2017 was as follows:

	Three months ended September 30, 2017
	As Previously Reported	Franchise Fees	Specialty Manufacturing	Cooperative Advertising and Other Franchise Support Fees	Total Adjustments	As Revised
	(in thousands)
Revenue:
U.S. and Canada	$486,282	$332	$—	$5,769	$6,101	$492,383
International	49,057	(599)	—	—	(599)	48,458
Manufacturing / Wholesale:
Intersegment revenues	58,037	—	—	—	—	58,037
Third party	53,304	(93)	(1,925)	—	(2,018)	51,286
Subtotal Manufacturing / Wholesale	111,341	(93)	(1,925)	—	(2,018)	109,323
Total reportable segment revenues	646,680	(360)	(1,925)	5,769	3,484	650,164
Other	20,826	—	—	—	—	20,826
Elimination of intersegment revenues	(58,037)	—	—	—	—	(58,037)
Total revenue	$609,469	$(360)	$(1,925)	$5,769	$3,484	$612,953
Operating income:
U.S. and Canada	$31,572	$292	$—	$—	$292	$31,864
International	16,768	(599)	—	—	(599)	16,169
Manufacturing / Wholesale	19,505	(93)	(244)	—	(337)	19,168
Total reportable segment operating income	67,845	(400)	(244)	—	(644)	67,201
Corporate costs	(25,558)	—	—	—	—	(25,558)
Other	(1,842)	—	—	—	—	(1,842)
Unallocated corporate and other	(27,400)	—	—	—	—	(27,400)
Total operating income	$40,445	$(400)	$(244)	$—	$(644)	$39,801

	Nine months ended September 30, 2017
	As Previously Reported	Franchise Fees	Specialty Manufacturing	Cooperative Advertising and Other Franchise Support Fees	Total Adjustments	As Revised
	(in thousands)
Revenue:
U.S. and Canada	$1,537,265	$1,394	$—	$18,159	$19,553	$1,556,818
International	132,105	(83)	—	—	(83)	132,022
Manufacturing / Wholesale:
Intersegment revenues	175,335	—	—	—	—	175,335
Third party	159,749	665	2,703	—	3,368	163,117
Subtotal Manufacturing / Wholesale	335,084	665	2,703	—	3,368	338,452
Total reportable segment revenues	2,004,454	1,976	2,703	18,159	22,838	2,027,292
Other	66,182	—	—	—	—	66,182
Elimination of intersegment revenues	(175,335)	—	—	—	—	(175,335)
Total revenue	$1,895,301	$1,976	$2,703	$18,159	$22,838	$1,918,139
Operating income:
U.S. and Canada	$133,520	$1,324	$—	$—	$1,324	$134,844
International	46,908	(83)	—	—	(83)	46,825
Manufacturing / Wholesale	53,989	665	418	—	1,083	55,072
Total reportable segment operating income	234,417	1,906	418	—	2,324	236,741
Corporate costs	(79,839)	—	—	—	—	(79,839)
Other	(20,760)	—	—	—	—	(20,760)
Unallocated corporate and other	(100,599)	—	—		—	(100,599)
Total operating income	$133,818	$1,906	$418	$—	$2,324	$136,142

Recently Issued Accounting Pronouncements
In August 2018, the FASB issued ASU 2018-15, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-used software. This standard is effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of the new standard to have a material impact to the Consolidated Financial Statements.
In February 2016, the FASB issued ASU 2016-02, which requires lessees to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments for all leases with a term greater than 12 months. This standard is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2018 and is required to be applied using a modified retrospective approach. In July 2018, the FASB issued ASU 2018-11, which provides companies with the option to apply the new lease standard either at the beginning of the earliest comparative period presented or in the period of adoption. The Company will elect this optional transition relief amendment that allows for a cumulative-effect adjustment in the period of adoption and will not restate prior periods.  The Company has completed scoping of its lease portfolio, identified its significant leases and made progress in developing accounting policies and policy elections upon adoption of the new standard.  In addition, the Company is currently implementing a new lease management and accounting software to comply with the new standard and is evaluating its processes and internal controls to identify any resulting changes upon adoption.   The Company has a significant number of leases, and as a result, expects this guidance to have a material impact on its Consolidated Balance Sheet, the impact of which is currently being evaluated.

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
U.S. and Canada Revenue
The following is a summary of revenue disaggregated by major source in the U.S. and Canada segment:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
U.S. company-owned product sales: (1)	(in thousands)
Protein	$76,738	$83,652	$251,480	$266,621
Performance supplements	68,809	69,770	217,525	217,787
Weight management	29,575	32,622	108,048	112,897
Vitamins	48,322	51,015	148,188	154,363
Herbs / Greens	15,872	16,817	48,975	49,552
Wellness	46,245	47,888	143,626	147,484
Health / Beauty	43,332	48,027	138,911	145,624
Food / Drink	28,325	23,248	82,394	72,818
General merchandise	5,637	6,732	18,577	21,941
Total U.S. company-owned product sales	$362,855	$379,771	$1,157,724	$1,189,087
Wholesale sales to franchisees	58,199	59,413	176,034	189,776
Royalties and franchise fees	7,939	8,649	25,219	27,472
Sublease income	11,087	12,170	34,485	37,128
Cooperative advertising and other franchise support fees	4,739	5,769	16,245	18,159
Gold Card revenue recognized in U.S.(2)	—	—	—	24,399
Other (3)	31,700	26,611	96,543	70,797
Total U.S. and Canada revenue	$476,519	$492,383	$1,506,250	$1,556,818

(1)	Includes GNC.com sales.

(2)
The Gold Card Member Pricing program in the U.S. was discontinued in December 2016 in connection with the launch of the One New GNC which resulted in $24.4 million of deferred Gold Card revenue being recognized in the first quarter of 2017, net of $1.4 million in applicable coupon redemptions.

(3)
Includes revenue primarily related to Canada operations and loyalty programs, myGNC Rewards and PRO Access. The increase compared to the prior year period primarily relates to the Company's loyalty programs.

International Revenue
The following is a summary of the revenue disaggregated by major source in the International reportable segment:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(in thousands)
Wholesale sales to franchisees	$32,321	$28,941	$81,266	$80,747
Royalties and franchise fees	7,150	6,509	20,347	19,360
Other (*)	11,936	13,008	38,494	31,915
Total International revenue	$51,407	$48,458	$140,107	$132,022
(*) Includes revenue primarily related to China operations and company-owned stores located in Ireland.
Manufacturing / Wholesale Revenue
The following is a summary of the revenue disaggregated by major source in the Manufacturing / Wholesale reportable segment:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(in thousands)
Third-party contract manufacturing	$31,212	$29,260	$94,514	$97,222
Intersegment sales	63,695	58,037	193,596	175,335
Wholesale partner sales	21,047	22,026	64,791	65,895
Total Manufacturing / Wholesale revenue	$115,954	$109,323	$352,901	$338,452
Revenue by Geography
The following is a summary of the revenue by geography.

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Total revenues by geographic areas:	(in thousands)
United States	$545,332	$574,053	$1,696,887	$1,808,745
Foreign	34,853	38,900	108,775	109,394
Total revenues (*)	$580,185	$612,953	$1,805,662	$1,918,139
(*) Prior year revenue includes revenue from Lucky Vitamin, which was sold on September 30, 2017.
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
Effective with the launch of the One New GNC on December 29, 2016, the Company introduced myGNC Rewards, a free points-based loyalty program while discontinuing its Gold Card Member Pricing program system-

wide in the U.S. The loyalty program enables customers to earn points based on their purchases. Points earned by members are valid for one year and may be redeemed for cash discounts on any product the Company sells at both company-owned or franchise locations. The Company defers the estimated standalone selling price of points related to this program as a reduction to revenue as points are earned by allocating a portion of the transaction price the customer pays to a loyalty program liability within deferred revenue and other current liabilities on the Consolidated Balance Sheet. The estimated selling price of each point is based on the estimated value of product for which the point is expected to be redeemed, net of points not expected to be redeemed, based on historical redemption rates. When a customer redeems earned points, revenue is recognized with a corresponding reduction to the program liability.
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
Balances from Contracts with Customers
Contract assets relating to specialty manufacturing include amounts related to the Company's contractual right to consideration for completed performance obligations not yet invoiced, and were $27.9 million and $24.3 million at September 30, 2018 and December 31, 2017, respectively, recorded within prepaid and other current assets on the accompanying Consolidated Balance Sheets (with a corresponding reduction to inventory at cost). Contract liabilities include payments received in advance of performance under the contract.

The following table presents changes in the Company’s contract liabilities:

	Nine months ended September 30, 2018
	Balance at beginning of period	Recognition of revenue included in beginning balance	Contract liability, net of revenue recognized during the period	Balance at end of period
	(in thousands)
Deferred franchise and license fees	$38,011	$(7,739)	$4,128	$34,400
PRO Access and loyalty program points	24,464	(22,942)	24,512	26,034
Gift card liability (*)	4,172	(2,430)	159	1,901
(*) Net of estimated breakage
The Company's PRO Access and loyalty program points are recorded within deferred revenue and other current liabilities on the Consolidated Balance Sheets. Deferred franchise and license fees are recorded within deferred revenue and other current liabilities and other long-term liabilities on the Consolidated Balance Sheets. As of September 30, 2018, the Company had deferred franchise and license fees with unsatisfied performance obligations extending throughout 2028 of $34.4 million, of which $7.2 million is expected to be recognized over the next 12 months. The Company has elected to use the practical expedient allowed under the rules of adoption to not disclose the duration of the remaining unsatisfied performance obligations for contracts with an original expected length of one year or less.
NOTE 4.  INVENTORY
The net realizable value of inventory consisted of the following:

	September 30, 2018	December 31, 2017 (*)
	(in thousands)
Finished product ready for sale	$423,963	$432,092
Work-in-process, bulk product and raw materials	59,542	51,225
Packaging supplies	6,134	2,415
Inventory	$489,639	$485,732
(*) The balances as of December 31, 2017 have been revised in connection with the adoption of ASC 606 to include a reduction to inventory as applicable custom manufacturing services are completed. Refer to Note 2, "Basis of Presentation" for more information.
NOTE 5. PROPERTY, PLANT AND EQUIPMENT, NET
During the quarter ended September 30, 2018, the Company performed a detailed review of its store portfolio and identified stores in the U.S. and Canada that will be closed within the next three years at the end of their lease terms. This review also identified other stores in which the Company is considering alternatives such as seeking lower rent or a shorter term. In connection with the review of the store portfolio, the Company recorded $14.6 million of impairment charges in the quarter ended September 30, 2018 within the U.S. and Canada segment, of which $9.5 million related to its property, plant and equipment for certain underperforming stores and $5.1 million related to other store closing costs, presented as long-lived asset impairments in the accompanying Consolidated Statement of Operations. During the quarter ended September 30, 2017, the Company recorded $3.9 million in long-lived asset impairment charges related to certain underperforming stores and the impact of Hurricane Maria on the Company’s stores located in Puerto Rico. Underperforming stores were generally defined as those with historical and expected future losses or stores that management intends on closing in the near term.
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

NOTE 6.  LONG-TERM DEBT / INTEREST EXPENSE
Long-term debt consisted of the following:

	September 30, 2018	December 31, 2017
	(in thousands)
Tranche B-1 Term Loan (net of $0.1 million and $0.9 million discount)	$148,402	$1,130,320
Tranche B-2 Term Loan (net of $24.9 million discount)	647,366	—
FILO Term Loan (net of $11.6 million discount)	263,403	—
Unpaid original issuance discount	13,231	—
Notes	173,591	167,988
Debt issuance costs	(867)	(1,285)
Total debt	1,245,126	1,297,023
Less: current debt	(204,480)	—
Long-term debt	$1,040,646	$1,297,023
Refinancing of Senior Credit Facility
On February 28, 2018, the Company amended and restated its Senior Credit Facility (the “Amendment”, and the Senior Credit Facility as so amended, the "Term Loan Agreement") formerly consisting of a $1,131.2 million term loan facility due in March 2019 and a $225.0 million revolving credit facility that was scheduled to mature in September 2018. The Amendment included an extension of the maturity date for $704.3 million of the $1,131.2 million term loan facility from March 2019 to March 2021 (the “Tranche B-2 Term Loan"). However, if more than $50.0 million of the Company's Notes have not been repaid, converted or effectively discharged prior to such date (“Existing Indenture Discharge”), the maturity date becomes May 2020, subject to certain adjustments. The Amendment also terminated the existing $225.0 million revolving credit facility.
After the effectiveness of the Amendment, the remaining term loan of $151.9 million as of February 28, 2018 continues to have a maturity date of March 2019 (the "Tranche B-1 Term Loan"). The Tranche B-2 Term Loan requires annual aggregate principal payments of at least $43 million and bears interest at a rate of LIBOR plus a margin of 9.25% per annum subject to change under certain circumstances (with a minimum and maximum possible interest rate of LIBOR plus a margin of 8.25% and 9.25%, respectively, per annum). Payments and interest associated with the Tranche B-1 Term Loan are consistent with past terms. The Term Loan Agreement is secured by a (i) first lien on certain assets of the Company primarily consisting of capital stock issued by General Nutrition Centers, Inc. ("Centers") and its subsidiaries, intellectual property and equipment (“Term Priority Collateral”) and (ii) second lien on certain assets of the Company primarily consisting of inventory and accounts receivable (“ABL Priority Collateral”). The Term Loan Agreement is guaranteed by all material, wholly-owned domestic subsidiaries of the Company (the “U.S. Guarantors”) and by General Nutrition Centres Company, an unlimited liability company organized under the laws of Nova Scotia (together with the U.S. Guarantors, the “Guarantors”).
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
There are no scheduled amortization payments associated with the FILO Term Loan, which bears interest at a rate of LIBOR plus a margin of 7.00% per annum subject to decrease under certain circumstances (with a minimum possible interest rate of LIBOR plus a margin of 6.50% per annum). Outstanding borrowings under the Revolving Credit Facility bear interest at a rate of LIBOR plus 1.50% or prime plus 0.50% (both subject to an increase of 0.25% to 0.50% based on the amount available to be drawn under the Revolving Credit Facility). The Company is also required to pay an annual fee to revolving lenders equal to a maximum of 2.0% (subject to adjustment based on the amount available to be drawn under the Revolving Credit Facility) on outstanding letters of credit and an annual commitment fee of 0.375% on the undrawn portion of the Revolving Credit Facility subject to an increase to 0.5% based on the amount available to draw under the Revolving Credit Facility. The FILO Term Loan and Revolving Credit Facility are secured by a (i) first lien on ABL Priority Collateral and (ii) second lien on Term Priority Collateral. The FILO Term Loan and Revolving Credit Facility are guaranteed by the Guarantors.
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
At September 30, 2018, the contractual interest rates under the Tranche B-1 Term Loan, Tranche B-2 Term Loan, and the FILO Term Loan were 4.8%, 11.5% and 9.3%, respectively, which consist of LIBOR plus the applicable margin rate. At December 31, 2017, the contractual interest rate under the Tranche B-1 Term Loan was 4.1%. At September 30, 2018, the Company had $94.2 million available under the Revolving Credit Facility, after giving effect to $5.8 million utilized to secure letters of credit. See below under "Interest Rate Swaps" for discussion of the interest rate swaps.
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
On November 7, 2018, The Company entered into an Amendment to the Securities Purchase Agreement with Harbin Pharmaceutical Group Holdings Co., Ltd. ("Harbin") for the purchase of 299,950 shares of Convertible Preferred Stock described in Note 12, "Subsequent Events". Harbin's $300 million investment will be funded in three separate tranches. On November 8, 2018, the Company received the initial $100 million investment for the purchase of 100,000 shares of Convertible Preferred Stock. The Company utilized the $100 million to pay a portion of the Tranche B-2 Term Loan due in March 2021 pursuant to the Amendment to its Senior Credit Facility and elected to use the payment to satisfy the scheduled amortization payments on the Term Loan Facility through December 2020. The remaining net proceeds, after deducting legal and advisory fees, will be available to satisfy the amount due under the Tranche B-1 Term Loan in March 2019. There is no assurance that the remaining applicable closing conditions will be satisfied or waived prior to March 2019 when the obligation is due.
Management believes that the Company will have sufficient liquidity to meet its obligations, as they become due, for the next twelve months. In the event that the remaining payments anticipated from the Securities Purchase Agreement, are either delayed or not made at all, management believes that the Company will have adequate cash on hand, cash generated from operations and amounts available under the Revolving Credit Facility to satisfy the Tranche B-1 Term Loan repayment of $147.3 million due in March 2019, net of a $1.1 million principal payment expected in December 2018. To the extent that actual available cash differs materially from the current cash flow forecast, management has the ability to consider certain discretionary payments or asset sales to increase the amount of available cash.
Convertible Debt
The Company maintains a $188.6 million principal amount of 1.5% convertible senior notes due in 2020 (the "Notes"). The Notes consist of the following components:

	September 30, 2018	December 31, 2017
	(in thousands)
Liability component
Principal	$188,565	$188,565
Conversion feature	(13,167)	(18,065)
Discount related to debt issuance costs	(1,807)	(2,512)
Net carrying amount	$173,591	$167,988
Interest Rate Swaps
On June 13, 2018, the Company entered into two interest rate swaps with notional amounts of $275 million and $225 million to limit the exposure to its variable interest rate debt by effectively converting it to a fixed interest rate. The Company receives payments based on the one-month LIBOR and makes payments based on a fixed rate. The Company receives payments with a floor of 0.00% and 0.75%, respectively, on the $275 million and $225 million interest rate swaps, which aligns with the related debt instruments. The interest rate swap agreements had an effective date of June 29, 2018. The $225 million interest rate swap expires on February 28, 2021, and the $275 million interest rate swap expires on June 30, 2021. The notional amount of the $225 million interest rate swap is scheduled to decrease to $175 million on June 30, 2019, $125 million on June 30, 2020 and $75 million on December 31, 2020. The Company designated these instruments as cash flow hedges and deemed effective upon initiation. The interest rate swaps are recognized on the balance sheet at fair value. Changes in fair value are recorded within other comprehensive gain (loss) on the Consolidated Balance Sheet and reclassified into the Consolidated Statement of Operations as interest expense in the period in which the underlying transaction affects earnings.

At September 30, 2018, the fair value of the interest rate swaps was an asset of $0.6 million included within other long-term assets in the Company's accompanying Consolidated Balance Sheet with a corresponding cumulative unrealized gain of $0.4 million, net of tax, included in accumulated other comprehensive gain (loss). This gain would be immediately recognized in the Consolidated Statement of Operations if these instruments fail to meet certain cash flow hedge requirements. As of September 30, 2018, the amount included in accumulated other comprehensive gain related to the interest rate swaps to be reclassified into earnings during the next 12 months is not material. Refer to Note 7, "Fair Value Measurements of Financial Instruments" for more information on how the interest rate swaps are valued.

Interest Expense
Interest expense consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(in thousands)

Tranche B-1 Term Loan coupon	$1,755	$10,803	$11,496	$30,509
Tranche B-2 Term Loan coupon	20,447	—	45,976	—
FILO Term Loan coupon	6,901	—	15,241	—
Revolving Credit Facility	285	—	655	—
Terminated revolving credit facility	—	1,188	316	3,982
Amortization of discount and debt issuance costs	3,659	550	8,954	1,800
Subtotal	33,047	12,541	82,638	36,291
Notes:
Coupon	707	1,078	2,121	3,210
Amortization of conversion feature	1,655	2,422	4,898	7,156
Amortization of discount and debt issuance costs	244	321	731	938
Total Notes	2,606	3,821	7,750	11,304
Other	79	(23)	60	705
Interest expense, net	$35,732	$16,339	$90,448	$48,300

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
The carrying values and estimated fair values of the interest rate swap assets and the term loans, net of discount, and Notes (net of the equity component classified in stockholders' equity and discount) were as follows:

	September 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Assets:
Interest rate swaps	$596	$596	$—	$—
Liabilities:
Tranche B-1 Term Loan	$148,402	$146,176	$1,130,320	$930,592
Tranche B-2 Term Loan	647,366	642,511	—	—
FILO Term Loan	263,403	269,330	—	—
Notes	173,591	135,184	167,988	85,044
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
Litigation
DMAA / Aegeline Claims.  Prior to December 2013, the Company sold products manufactured by third parties that contained derivatives from geranium known as 1.3-dimethylpentylamine/ dimethylamylamine/ 13-dimethylamylamine, or "DMAA," which were recalled from the Company's stores in November 2013, and/or Aegeline, a compound extracted from bael trees. As of September 30, 2018, the Company was named in 27 personal injury lawsuits involving products containing DMAA and/or Aegeline.
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
California Wage and Break Claims. On February 29, 2012, former Senior Store Manager, Elizabeth Naranjo, individually and on behalf of all others similarly situated, sued General Nutrition Corporation in the Superior Court of the State of California for the County of Alameda. The class action complaint contains eight causes of action, alleging, among other matters, meal, rest break and overtime violations for which indeterminate money damages for wages, penalties, interest, and legal fees are sought. In June 2018, the Court granted in part and denied in part the Company's Motion for Decertification. In August 2018, the plaintiff voluntarily dismissed the class action claims alleging overtime violations. As of September 30, 2018, an immaterial liability has been accrued in the accompanying financial statements. The Company intends to vigorously defend against the remaining class action claims asserted in this action, and to seek decertification as to some or all of the claims following additional discovery. It is expected that the trial will occur in 2019.
Pennsylvania Fluctuating Workweek. On September 18, 2013, Tawny Chevalier and Andrew Hiller commenced a class action in the Court of Common Pleas of Allegheny County, Pennsylvania. Plaintiff asserted a claim against the Company for a purported violation of the Pennsylvania Minimum Wage Act ("PMWA"), challenging the Company's utilization of the "fluctuating workweek" method to calculate overtime compensation, on behalf of all employees who worked for the Company in Pennsylvania and who were paid according to the fluctuating workweek method. In October 2014, the Court entered an order holding that the use of the fluctuating workweek method violated the PMWA. In September 2016, the Court entered judgment in favor of Plaintiffs and the class in an immaterial amount, which has been recorded as a charge in the accompanying Consolidated Financial Statements. Plaintiffs subsequently filed a petition for an award of attorney's fees, costs and incentive payment. The court awarded an immaterial amount in legal fees. The Company appealed from the adverse judgment and the award of attorney's fees. On December 22, 2017, the Pennsylvania Superior Court held that the Company correctly determined the "regular rate" by dividing weekly compensation by all hours worked (rather than 40), but held that the regular rate must be multiplied by 1.5 (rather than 0.5) to determine the amount of overtime owed. Taking accumulated interest into account, the net result of the Superior Court's decision was to reduce the Company's liability by an immaterial amount, which has been reflected in the accompanying Consolidated Financial Statements. The Company filed a petition for appeal to the Pennsylvania Supreme Court on January 22, 2018. The Pennsylvania Supreme Court accepted the Company's petition for appeal and the Company filed its appellant’s brief on August 27, 2018. The appellees filed their brief on September 26, 2018. It is anticipated that oral argument will occur in early to mid-2019.
Jason Olive v. General Nutrition Corp. In April 2012, Jason Olive filed a complaint in the Superior Court of California, County of Los Angeles, for misappropriation of likeness in which he alleges that the Company continued to use his image in stores after the expiration of the license to do so in violation of common law and California statutes. Mr. Olive is seeking compensatory, punitive and statutory damages and attorneys’ fees and costs. The trial in this matter began on July 20, 2016 and concluded on August 8, 2016. The jury awarded plaintiff immaterial amounts for actual damages and emotional distress damages, which are accrued in the accompanying Consolidated Financial Statements. The jury refused to award plaintiff any of the profits he sought to disgorge, or punitive damages. The court entered judgment in the case on October 14, 2016. In addition to the verdict, the Company and Mr. Olive sought attorneys' fees and other costs from the Court. The Court refused to award attorney's fees to either side but awarded plaintiff an immaterial amount for costs. Plaintiff has appealed the judgment, and separately, the order denying attorney's fees. The Company has cross-appealed the judgment and the Court's denial of attorney fees. Argument occurred in October 2018. On November 2, 2018, the Court affirmed the trail court's decision in part and reversed in part, reversing the denial of Mr. Olive's motion for attorneys' fees and remanding the matter to the trial court for further proceedings regarding his attorneys' fees and costs.
Oregon Attorney General. On October 22, 2015, the Attorney General for the State of Oregon sued GNC in Multnomah County Circuit Court for alleged violations of Oregon’s Unlawful Trade Practices Act, in connection with its sale in Oregon of certain third-party products. The Company is vigorously defending itself against these allegations. Along with its Amended Answer and Affirmative Defenses, the Company filed a counterclaim for declaratory relief, asking the court to make certain rulings in favor of the Company, and adding USPlabs, LLC and SK Laboratories as counterclaim defendants.  In March 2018, the Oregon Attorney General filed a motion for summary judgment relating to its first claim for relief, which the Company contested.  The Company filed a cross motion for summary judgment on the first claim for relief, which the Oregon Attorney General contested. Following oral argument in August 2018, the Court denied the State’s motion for summary judgment and granted in part and denied in part the Company’s motion for summary judgment. The parties are in the process of exchanging discovery. Trial is currently scheduled to begin in September 2019.
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
E-Commerce Pricing Matters.  In April 2016, Jenna Kaskorkis, et al. filed a complaint against General Nutrition Centers, Inc. followed by similar cases brought forth by Ashley Gennock in May 2016 and Kenneth Harrison in December 2016.  Plaintiffs allege that the Company's promotional pricing on its website was misleading and did not fairly represent promotions based on average retail prices over a trended period of time being consistent with prices advertised as promotional.  The Company attended a mediation with counsel for all plaintiffs and reached a tentative agreement in the third quarter of 2017 on many of the key terms of a settlement. The matters have been effectively stayed while the parties remain in discussions. The Company currently expects any settlement to be in a form that does not require the recording of a contingent liability, except an immaterial amount the Company has accrued in the accompanying Consolidated Financial Statements.
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
NOTE 9. EARNINGS PER SHARE
The following table represents the Company's basic and dilutive weighted-average shares:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(in thousands)
Basic weighted average shares	83,412	68,354	83,326	68,296
Effect of dilutive stock-based compensation awards	—	215	105	115
Diluted weighted average shares	83,412	68,569	83,431	68,411
For the three months and nine months ended September 30, 2018 and 2017, the following awards were not included in the computation of diluted EPS because the effect of doing so would be anti-dilutive or because certain conditions have not been met with respect to the Company's performance awards.

	Three months ended September 30,		Nine months ended September 30,
	2018 (*)	2017	2018	2017
	(in thousands)
Anti-dilutive:
Time-based options and restricted stock awards	3,076	2,381	3,022	2,179
Performance-based restricted stock awards	1,241	—	1,013	—
Performance-based restricted stock awards with a market condition	294	—	—	—
Contingently issuable:
Performance-based restricted stock awards	—	62	—	67
Performance-based restricted stock awards with a market condition	—	387	308	416
Total stock-based awards excluded from diluted EPS	4,611	2,830	4,343	2,662
(*) For the quarter ended September 30, 2018, all 4.6 million outstanding stock-based awards were excluded from the computation of diluted EPS because the Company was in a net loss position and as a result, inclusion of the awards would have been anti-dilutive.
The Company has applied the if-converted method to calculate dilution on the Notes in the nine months ended September 30, 2018, which has resulted in all 2.9 million underlying convertible shares being anti-dilutive. The treasury stock method was used in the prior year periods, which also resulted in the underlying shares being anti-dilutive.

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
The following table represents key financial information for each of the Company's reportable segments:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(in thousands)
Revenue:
U.S. and Canada	$476,519	$492,383	$1,506,250	$1,556,818
International	51,407	48,458	140,107	132,022
Manufacturing / Wholesale:
Intersegment revenues	63,695	58,037	193,596	175,335
Third party	52,259	51,286	159,305	163,117
Subtotal Manufacturing / Wholesale	115,954	109,323	352,901	338,452
Total reportable segment revenues	643,880	650,164	1,999,258	2,027,292
Other	—	20,826	—	66,182
Elimination of intersegment revenues	(63,695)	(58,037)	(193,596)	(175,335)
Total revenue	$580,185	$612,953	$1,805,662	$1,918,139
Operating income:
U.S. and Canada	$11,466	$31,864	$100,559	$134,844
International	16,468	16,169	46,624	46,825
Manufacturing / Wholesale	16,869	19,168	47,722	55,072
Total reportable segment operating income	44,803	67,201	194,905	236,741
Corporate costs	(24,732)	(25,558)	(79,511)	(79,839)
Other	(110)	(1,842)	(160)	(20,760)
Unallocated corporate costs and other	(24,842)	(27,400)	(79,671)	(100,599)
Total operating income	19,961	39,801	115,234	136,142
Interest expense, net	35,732	16,339	90,448	48,300
Loss on debt refinancing	—	—	16,740	—
(Loss) income before income taxes	$(15,771)	$23,462	$8,046	$87,842

Refer to Note 3, "Revenue," for more information on the Company's reportable segments.

NOTE 11.  INCOME TAXES
The Company recognized $7.2 million of income tax benefit during the three months ended September 30, 2018 compared with $2.4 million of income tax expense in the prior year quarter. The Company recognized $2.9 million of income tax benefit during the nine months ended September 30, 2018 compared with $25.4 million of income tax expense in the same period in 2017. The effective tax rate for the quarter ended September 30, 2018 was significantly impacted by $3.6 million in discrete tax benefits associated with finalization of the Company's 2017 federal income tax return.
At September 30, 2018 and December 31, 2017, the Company had $6.4 million and $5.8 million of unrecognized tax benefits, respectively, excluding interest and penalties, which if recognized, would affect the effective tax rate. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company accrued $1.9 million at September 30, 2018 and December 31, 2017, for potential interest and penalties associated with uncertain tax positions. To the extent interest and penalties are not assessed with respect to the ultimate settlement of uncertain tax positions, amounts previously accrued will be reversed as a reduction to income tax expense.
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
NOTE 12. SUBSEQUENT EVENTS
As previously disclosed in the Company’s 2017 10-K, on February 13, 2018, the Company entered into a Securities Purchase Agreement (as amended from time to time, the “Securities Purchase Agreement”) by and between the Company and Harbin Pharmaceutical Group Holdings Co., Ltd. (the “Investor”), pursuant to which the Company agreed to issue and sell to the Investor, 299,950 shares of a newly created series of convertible perpetual preferred stock of the Company, designated as “Series A Convertible Preferred Stock” (the “Convertible Preferred Stock”), for a purchase price of $1,000 per share, or an aggregate of approximately $300 million. The Convertible Preferred Stock is convertible into shares of the common stock of the Company (the “Common Stock”) at an initial conversion price of $5.35 per share, subject to customary antidilution adjustments. Pursuant to the terms of the Securities Purchase Agreement, the Investor assigned its interest in the Securities Purchase Agreement to Harbin Pharmaceutical Group Co., Ltd., a company incorporated in the People’s Republic of China. In addition, the Securities Purchase Agreement provides for the parties to use their respective reasonable best efforts to negotiate in good faith definitive documentation with respect to a commercial joint venture in China which would be controlled 65% by the Investor and 35% by the Company.
On November 7, 2018, the Company and Harbin entered into an Amendment to the Securities Purchase Agreement (the “SPA Amendment”) for the funding of the Convertible Preferred Stock purchase and entered into definitive documentation (the "JV Framework Agreement") with respect to joint ventures in Hong Kong and China (collectively, the "China JV").
Pursuant to the SPA Amendment, the Company and Harbin agreed to complete the securities purchase as follows: (i) 100,000 shares of Preferred Stock issued by November 9, 2018 for a total purchase price of $100 million (the “Initial Issuance”), (ii) 50,000 shares of Preferred Stock issued by December 28, 2018 for a total purchase price of $50 million (the “First Subsequent Issuance”) and (iii) 149,950 shares of Preferred Stock issued by February 13, 2019 for a total purchase price of approximately $150 million (the “Second Subsequent Issuance” and together with the Initial Issuance and the First Subsequent Issuance, the “Issuances”). The SPA Amendment also provides that Harbin will be entitled to designate two directors to the Company's board following the closing of the Initial Issuance, and an additional three directors (including at least two independent directors) upon completion of the Second Subsequent Issuance.
The execution of the JV Framework Agreement satisfies the closing condition related to the definitive documentation of the China JV. In addition, Harbin has advised the Company that the required foreign exchange registration with the State Administration of Foreign Exchange (SAFE) for the People’s Republic of China has been completed.  The companies completed the Initial Issuance on November 8, 2018. Each of the First Subsequent Issuance and the Second Subsequent Issuance are subject to customary closing conditions. The formation and completion of the China JV is conditioned upon completion of the Second Subsequent Issuance.  There can be no assurance that the remaining applicable closing conditions will be satisfied or waived within the timeframes described above.
Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q. The following information presented for the three and nine months ended September 30, 2018 and 2017 was prepared by management, is unaudited, and was derived from our unaudited Consolidated Financial Statements and accompanying notes. In the opinion of management, all adjustments necessary for a fair statement of our financial position and operating results for such periods and as of such dates have been included.

Forward-Looking Statements
This Quarterly Report on Form 10-Q and any documents incorporated by reference herein or therein include forward-looking statements within the meaning of federal securities laws. Forward-looking statements include statements that may relate to our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs and other information that is not historical information. Forward-looking statements can be identified by the use of terminology such as “subject to,” “believes,” “anticipates,” “plans,” “expects,” “intends,” “estimates,” “projects,” “may,” “will,” “should,” “can,” the negatives thereof, variations thereon and similar expressions, or by discussions regarding dividend, share repurchase plan, strategy and outlook.
All forward-looking statements, including, without limitation, our examination of historical operating trends, are based upon our current expectations and various assumptions. We believe there is a reasonable basis for our expectations and beliefs, but they are inherently uncertain. We may not realize our expectations, and our beliefs may not prove correct. Many factors could affect future performance and cause actual results to differ materially from those matters expressed in or implied by forward-looking statements, including but not limited to unfavorable publicity or consumer perception of the our products; costs of compliance and any failure on our part to comply with new and existing governmental regulations governing our products; limitations of or disruptions in the manufacturing system or losses of manufacturing certifications; disruptions in the distribution network; conditions to the subsequent closings of the Harbin transaction may not be satisfied; the occurrence of any event, change or other circumstances that could give rise to the termination of the Securities Purchase Agreement with Harbin; other risks to consummation of the Harbin transaction, including the risk that the Harbin transaction, the first subsequent closing and/or the second subsequent closing will not be consummated within the expected time period or at all; or failure to successfully execute the our growth strategy, including any inability to expand franchise operations or attract new franchisees, any inability to expand company-owned retail operations, any inability to grow the international footprint, any inability to expand the e-commerce businesses, or any inability to successfully integrate businesses that are acquired. A detailed discussion of risk and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section titled “Risk Factors” in our 2017 10-K.
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
Business Overview
GNC is a global health and wellness brand with a diversified, multi-channel business. Our assortment of performance and nutritional supplements, vitamins, herbs and greens, health and beauty, food and drink and other general merchandise features innovative private-label products as well as nationally recognized third-party brands, many of which are exclusive to GNC. We derive our revenues principally from company-owned retail locations, domestic and international franchise activities, e-commerce, third-party contract manufacturing,  and corporate partnerships. We have approximately 8,500 locations in 50 countries.
We believe the competitive strengths that position us as a leader in the specialty nutritional supplement space include our: well-recognized brand; stable base of long-term customers; geographically diverse store base; vertically integrated operations and differentiated service model designed to enhance the customer experience.
Our Current Strategy
In the first quarter of 2018, we extended our debt maturity and announced a partnership with Harbin Pharmaceutical Group Co., Ltd., which includes the issuance of convertible preferred stock and a commercial joint venture.
In November 2018, we also announced the completion of the funding of a $100 million investment by Harbin Pharmaceutical Group Co., Ltd. (“Harbin”) in GNC. We have issued 100,000 shares of convertible preferred stock to Harbin in connection with the funding of the first tranche of the previously announced $300 million strategic investment by Harbin. Harbin has agreed to fund an additional $50 million investment by December 28, 2018 and the final tranche of approximately $150 million by February 13, 2019. GNC and Harbin will complete the formation of the previously announced joint ventures in Hong Kong and China upon the funding of the final tranche of Harbin’s investment in GNC.

•
Proprietary products and innovation capabilities. We believe that product innovation is critical to our growth, brand image superiority and competitive advantage. Through market research, interactions with customers and partnerships with leading industry vendors, we work to identify shifting consumer trends that can inform our product development process. We believe that our brand portfolio of proprietary products, which are available in our stores, on GNC.com, on our market place on Amazon.com and other third-party websites, advances GNC's brand presence and our general reputation as a leading retailer of health and wellness products.  GNC brand mix for domestic system-wide sales increased to 52% in the third quarter of 2018 compared with 45% in the third quarter of 2017.

During the third quarter, we launched the nature-inspired Earth Genius product line that spans multiple categories and TamaFlex, an exclusive blend of botanicals proven effective for joint health.

•
Loyalty programs. As of September 30, 2018, our loyalty membership increased 10.7% to 16.2 million members compared with June 30, 2018.  Included in our loyalty membership at September 30, 2018 are approximately 1.0 million members enrolled in PRO Access.

•
Customer experience. Our goal is to create a consistent and satisfying experience for all of our customers, whether they find us in a retail store, online, or on a mobile device, and we are investing in omnichannel capabilities and the in-store experience. Our store base is a competitive advantage over online-only competitors especially as we continue to develop our associates to deliver thoughtful assistance and advice.

•
International. Our international business is a growth opportunity and we are focused on developing partnerships that can grow our reach in attractive global markets.  The partnership with Harbin will continue to strengthen our balance sheet and position us to fully leverage the opportunity in China through Harbin’s extensive distribution, marketing and sales infrastructure.

•
Store Optimization. As we focus on optimizing profitability, we performed a detailed review of our store portfolio and identified approximately 700-900 stores in the U.S. and Canada that will be closed within the next three years at the end of their lease terms. This review also identified other stores in which we are considering alternatives such as seeking lower rent or a shorter term.

Key Performance Indicators
The primary key performance indicators that senior management focus on include revenue and operating income for each segment, which are discussed in detail within "Results of Operations", as well as same store sales growth.

The table below presents the key components of U.S Company-owned same store sales:

	2018			2017
	Q1 3/31	Q2 6/30	Q3 9/30	Q1 3/31	Q2 6/30	Q3 9/30
Contribution to same store sales
Domestic Retail same store sales	(1.2)%	(4.2)%	(3.4)%	(3.6)%	(0.5)%	(1.2)%
GNC.com contribution to same store sales	1.7%	3.8%	1.3%	(0.3)%	(0.4)%	2.5%
Total Same Store Sales	0.5%	(0.4)%	(2.1)%	(3.9)%	(0.9)%	1.3%
Same store sales for company-owned stores include point-of-sale retail sales from all domestic stores which have been operating for twelve full months following the opening period. We are an omnichannel retailer with capabilities that allow a customer to use more than one channel when making a purchase, including in-store and through e-commerce channels, which include our wholly-owned website GNC.com and third-party websites, including Amazon (the sales from which are included in the GNC.com business unit) where product assortment and price are controlled by us, and the purchases from which are fulfilled by direct shipment to the customer from one of our distribution facilities as well as third-party e-commerce vendors. In-store sales are reduced by sales originally consummated online or through mobile devices and subsequently returned in-store. Sales of membership programs, including the new PRO Access loyalty program and former Gold Card program, which is no longer offered in the U.S., as well as the net change in the deferred points liability associated with the myGNC Rewards program, are excluded from same store sales. Excluding the impact of higher loyalty points redemption in the current year periods compared with the prior year periods as our program matures, same store sales decreased 1.3% in the three months ended September 30, 2018 and increased 0.8% in the nine months ended September 30, 2018 for U.S. company-owned stores including GNC.com.
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
Non-GAAP Measures
                We have included the year-over-year change in segment operating income as a percentage of revenue for our U.S. and Canada and International segments below under "Results of Operations" adjusted to exclude certain items because we believe it represents an effective supplemental means by which to measure our segment’s operating performance. We believe that this metric is useful to investors as it enables our management and our investors to evaluate and compare our segment’s results from operations in a more meaningful and consistent manner by excluding specific items that are not reflective of ongoing operating results. However, this metric is not a measurement of our segment’s performance under GAAP and should not be considered as an alternative to net income, operating income or any other performance measures derived in accordance with GAAP, or as an alternative to GAAP cash flow from operating activities, or as a measure of our profitability or liquidity. Further, management believes that the presentation of adjusted SG&A, corporate costs, and other non-GAAP measures, presented herein are helpful to investors as they provide for greater comparability of the financial statements between periods.

Results of Operations
(Calculated as a percentage of consolidated revenue unless indicated otherwise)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Revenues:
U.S. and Canada	82.1%	80.3%	83.4%	81.2%
International	8.9%	7.9%	7.8%	6.9%
Manufacturing / Wholesale:
Intersegment revenues	11.0%	9.5%	10.7%	9.1%
Third party	9.0%	8.4%	8.8%	8.5%
Subtotal Manufacturing / Wholesale	20.0%	17.9%	19.5%	17.6%
Other	—%	3.4%	—%	3.4%
Elimination of intersegment revenue	(11.0)%	(9.5)%	(10.7)%	(9.1)%
Total net revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of sales, including warehousing, distribution and occupancy	68.2%	67.2%	66.8%	66.6%
Gross profit	31.8%	32.8%	33.2%	33.4%
Selling, general and administrative	25.8%	25.5%	26.0%	25.1%
Long-lived asset impairments	2.5%	0.6%	0.8%	1.2%
Other loss (income), net	—%	0.3%	—%	—%
Total operating expenses	96.5%	93.6%	93.6%	92.9%
Operating income:
U.S. and Canada (*)	2.4%	6.5%	6.7%	8.7%
International (*)	32.0%	33.4%	33.3%	35.5%
Manufacturing / Wholesale (*)	14.5%	17.5%	13.5%	16.3%
Unallocated corporate costs and other
Corporate costs	(4.3)%	(4.2)%	(4.4)%	(4.2)%
Other	—%	(0.3)%	—%	(1.1)%
Subtotal unallocated corporate and other costs	(4.3)%	(4.5)%	(4.4)%	(5.3)%
Total operating income	3.4%	6.5%	6.4%	7.1%
Interest expense, net	6.2%	2.7%	5.0%	2.5%
Loss on debt refinancing	—%	—%	0.9%	—%
(Loss) income before income taxes	(2.7)%	3.8%	0.4%	4.6%
Income tax (benefit) expense	(1.2)%	0.4%	(0.2)%	1.3%
Net (loss) income	(1.5)%	3.4%	0.6%	3.3%

(*) Calculated as a percentage of segment revenue.

The following table summarizes the number of our stores for the periods indicated:

	Nine months ended September 30,
	2018	2017
U.S. & Canada
Company-owned(a):
Beginning of period balance	3,423	3,513
Store openings	18	47
Acquired franchise stores(b)	20	46
Franchise conversions(c)	(4)	(2)
Store closings	(174)	(136)
End of period balance	3,283	3,468
Domestic Franchise:
Beginning of period balance	1,099	1,178
Store openings	10	22
Acquired franchise stores(b)	(20)	(46)
Franchise conversions(c)	4	2
Store closings	(45)	(30)
End of period balance	1,048	1,126
International(d):
Beginning of period balance	2,015	1,973
Store openings	42	207
Store closings	(89)	(105)
End of period balance	1,968	2,075
Store-within-a-store (Rite Aid):
Beginning of period balance	2,418	2,358
Store openings	42	62
Store closings (e)	(218)	(6)
End of period balance	2,242	2,414
Total Stores	8,541	9,083
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
(e) In 2018, store closings primarily related to Walgreens acquisition of certain Rite Aid locations.

Comparison of the Three Months Ended September 30, 2018 (current quarter) and 2017 (prior year quarter)
Revenues
Our consolidated net revenues decreased $32.8 million, or 5.3%, to $580.2 million for the three months ended September 30, 2018 compared with $613.0 million for the same period in 2017. The decrease was primarily attributable to the sale of Lucky Vitamin on September 30, 2017, which resulted in a $20.8 million reduction to revenue, and lower sales associated with store closures at the end of their lease term, which is a component of our store portfolio optimization strategy.
U.S. and Canada.  Revenues in our U.S. and Canada segment decreased $15.9 million, or 3.2%, to $476.5 million for the three months ended September 30, 2018 compared with $492.4 million in the prior year quarter. The decrease in the current quarter as compared with the prior year quarter was primarily due to the following:

•	The net decrease in the number of U.S. corporate stores from September 30, 2017 to September 30, 2018 contributed an approximate $9 million decrease to revenue;

•
A decrease in U.S. company-owned same store sales of 2.1%, which includes GNC.com sales, resulted in a $7.7 million decrease to revenue (excluding the impact of higher loyalty points redemption in the current quarter compared with the prior year quarter as the program matures, same store sales decreased 1.3%). E-commerce sales were 7.2% of U.S. and Canada revenue in the current quarter compared with 6.2% in the prior year quarter;

•
A decrease in domestic franchise revenue of $3.6 million to $79.7 million in the current quarter compared with $76.1 million in prior year quarter due to the impact of a decrease in retail same store sales of 4.1% and a decrease in the number of franchise stores from 1,126 at September 30, 2017 to 1,048 at September 30, 2018;

•
A decrease in Canada company-owned stores of $2.7 million from $24.1 million in the prior year period to $21.4 million in the current year period primarily due to negative same store sales of 5.6%; and

•
Partially offsetting the above decreases in revenue was an increase of $7.5 million related to our loyalty programs, PRO Access paid membership fees and the myGNC Rewards change in deferred points liability.

International. Revenues in our International segment increased $2.9 million, or 6.1%, to $51.4 million in the current quarter compared with $48.5 million in the prior year quarter. Revenue from our international franchisees increased $3.9 million in the current quarter compared with the prior year quarter with an increase in retail same store sales of 1.5%. Revenues from our China business decreased by $0.8 million in the current quarter compared with the prior year quarter due to lower wholesale sales.
Manufacturing / Wholesale. Revenues in our Manufacturing / Wholesale segment, excluding intersegment sales, increased $1.0 million, or 1.9%, to $52.3 million for the three months ended September 30, 2018 compared with $51.3 million in the prior year quarter. Third-party contract manufacturing sales increased $1.9 million, or 6.7%, to $31.2 million for the three months ended September 30, 2018 compared with $29.3 million in the prior year quarter. Sales to our wholesale partners decreased $1.0 million, or 4.4%, from $22.0 million in the prior year quarter to $21.0 million in the current quarter. Intersegment sales increased $5.7 million from $58.0 million in the prior year quarter to $63.7 million in the current quarter reflecting our increasing focus on proprietary products.
Cost of Sales and Gross Profit
Cost of sales, which includes product costs, warehousing, distribution and occupancy costs, decreased $16.2 million to $395.5 million for the three months ended September 30, 2018 compared with $411.7 million in the prior year quarter. Gross profit decreased $16.6 million from $201.3 million for the quarter ended September 30, 2017 to $184.7 million in the current quarter, and as a percentage of revenue, decreased from 32.8% in the prior year quarter to 31.8% in the current quarter. The decrease in gross profit rate was primarily due to lower domestic retail product margin rate as a result of adjustments to promotional pricing in response to the competitive environment in the early portion of the quarter, lower vendor funding and impacts from the new loyalty program, partially offset by a higher sales mix of proprietary product which contribute higher margins relative to third-party sales.

Selling, General and Administrative (“SG&A”) Expense
SG&A expense, including compensation and related benefits, advertising and other expenses, decreased $6.2 million, or 3.9%, from $156.1 million in the prior year quarter to $149.9 million in the current quarter. SG&A expense, as a percentage of revenue, was 25.8% and 25.5% for the three months ended September 30, 2018 and 2017, respectively.
During the three months ended September 30, 2018, we recognized $2.1 million in expense related to a retention program adopted in the first quarter of 2018 to retain senior executives and certain other key personnel below the executive level who are critical to the execution and success of our strategy. The total amount awarded was approximately $10 million, which vests in four installments of 25% each over the next two years on the earlier of February 2019 or the closing of the Harbin transaction, February 2019, August 2019 and February 2020. We also incurred $0.3 million related to China joint venture start-up costs in the current quarter. During the prior year quarter, we recorded $2.8 million of stock-based compensation and other executive placement costs associated with the hiring of our new Chief Executive Officer. In addition, we incurred $1.3 million in legal-related charges in both the current quarter and the prior year quarter.
Excluding the impact of these items, SG&A expense decreased $5.8 million in the current quarter compared with the prior year quarter and, as a percentage of revenue, was 25.2% and 24.8% for the three months ended September 30, 2018 and 2017, respectively. The $5.8 million decrease in SG&A expense was primarily due to the sale of the Lucky Vitamin e-commerce business effective September 30, 2017 and lower marketing expense, partially offset by an increase in store commissions related to incremental associate commissions and higher sales mix of proprietary product.
Long-lived Asset Impairments
We recorded long-lived asset impairment and other store closing charges totaling $14.6 million for the three months ended September 30, 2018 associated with the store portfolio optimization. We recorded $3.9 million in long-lived asset impairment charges for the three months ended September 30, 2017. The charges in the current quarter and prior year quarter primarily relate to certain of our corporate stores for which estimated future undiscounted cash flows could not support the carrying values of property and equipment. In addition, the prior year quarter charge includes the impact of Hurricane Maria on our stores located in Puerto Rico.
Other Loss, net
Other loss, net, of $0.3 million in the current quarter includes a foreign currency loss partially offset by a refranchising gain. Other loss, net, of $1.6 million in the prior year quarter primarily consists of a $1.7 million loss as a result of the sale of substantially all of the assets of the Lucky Vitamin e-commerce business.
Operating Income
As a result of the foregoing, consolidated operating income decreased $19.8 million, or 49.8%, to $20.0 million for the three months ended September 30, 2018 compared with $39.8 million in the prior year quarter. Operating income, as a percentage of revenue, was 3.4% and 6.5% for the three months ended September 30, 2018 and 2017, respectively. Operating income in the current quarter was significantly impacted by long-lived asset impairment and other store closing charges as noted above.
U.S. and Canada. Operating income decreased $20.4 million to $11.5 million for the three months ended September 30, 2018 compared with $31.9 million for the same period in 2017. As we mentioned above, we recorded long-lived asset impairments and other store closing costs of $14.6 million in the current quarter, and long-lived asset impairments of $3.9 million in prior year quarter. Excluding these items and immaterial gains on refranchising, operating income was $26.0 million or 5.5% of segment revenue in the current quarter, compared with $35.6 million or 7.2% of segment revenue in the prior year quarter. The decrease compared with the prior year was primarily due to product margin rate as explained above under "Cost of Sales and Gross Profit" and an increase in store commissions related to incremental associate commissions and a higher sales mix of proprietary product, partially offset by comparative effect of lower marketing expense in the current quarter.
International. Operating income of $16.5 million for the three months ended September 30, 2018 was relatively flat compared with prior year quarter, and as a percentage of segment revenue was 32.0% in the current quarter compared with 33.4% in the prior year quarter. The current quarter included $1.0 million related to China joint venture start-up costs, of which $0.6 million related to costs incurred in the first six months of 2018 within corporate costs and was reclassified to International in the current quarter. Excluding the China joint venture start-up costs, operating income was $17.4 million, or 33.9% of segment revenue, in the current quarter compared with $16.2 million, or 33.4% of segment revenue, for the same period in 2017. The increase in operating income percentage was primarily due to a higher mix of franchise sales, which contribute higher margins relative to China sales.
Manufacturing / Wholesale. Operating income decreased $2.3 million, or 12.0%, to $16.9 million for the three months ended September 30, 2018 compared with $19.2 million in the prior year quarter.  Operating income as a percentage of segment revenue decreased from 17.5% in the prior year quarter to 14.5% in the current quarter primarily due to a lower margin rate from third-party contract manufacturing, partially offset by higher intersegment sales, which contribute higher margins.
Corporate costs. Corporate costs decreased $0.9 million to $24.7 million for the three months ended September 30, 2018 compared with $25.6 million in the prior year quarter. The current quarter includes retention of $2.1 million, as explained above, and a $1.3 million legal-related charge. Additionally, $0.6 million related to China joint venture start-up costs incurred in the first six month of 2018 was reclassified to International in the current quarter. The prior year quarter includes $2.8 million of stock-based compensation and other executive placement costs associated with the hiring of our new Chief Executive Officer and a $1.3 million legal-related charge. Excluding the above charges, corporate costs in the three months ended September 30, 2018 were relatively flat compared to the prior year quarter.
Interest Expense, net
Interest expense was $35.7 million in the three months ended September 30, 2018 compared with $16.3 million in the three months ended September 30, 2017 primarily due to a higher interest rate on the Tranche B-2 Term Loan and the FILO Term Loan in connection with the debt refinancing.
Income Tax (Benefit) Expense
We recognized $7.2 million of income tax benefit during the three months ended September 30, 2018 compared with $2.4 million of income tax expense for the same period in 2017. The effective tax rate in the current quarter was significantly impacted by $3.6 million in discrete tax benefits associated with finalization of the Company’s 2017 federal income tax return. The effective tax rate in the prior year quarter was significantly impacted by a reduction to a valuation allowance of $6.0 million. The valuation allowance was adjusted based on a change in circumstances which caused a change in judgment about the realizability of a deferred tax asset related to net operating losses.
Net (Loss) Income
As a result of the foregoing, consolidated net loss was $8.6 million for the three months ended September 30, 2018 compared with a consolidated net income of $21.1 million for the same period in 2017.
Diluted (Loss) Earnings Per Share
Diluted loss per share was $0.10 for the three months ended September 31, 2018 compared with diluted earnings per share of $0.31 for the three months ended September 30, 2017.
Comparison of the Nine Months Ended September 30, 2018 (current year period) and 2017 (prior year period)
Revenues
Our consolidated net revenues were $1,805.7 million for the nine months ended September 30, 2018, a decrease of $112.4 million, or 5.9%, compared with $1,918.1 million for the same period in 2017. The decrease was primarily the result of the sale of Lucky Vitamin on September 30, 2017, which resulted in a $66.2 million reduction to revenue, the termination of the U.S. Gold Card Member Pricing program in the prior year, which resulted in a $23.0 million decrease in revenue and lower sales associated with store closures at the end of their lease term, which is a component of our store portfolio optimization strategy.
U.S. and Canada.  Revenues in our U.S. and Canada segment decreased $50.5 million, or 3.2%, to $1,506.3 million for the nine months ended September 30, 2018 compared with $1,556.8 million in the prior year period. The $50.5 million decrease in revenue in the current year period as compared with the prior year period was primarily due to the following:

•	The net decrease in the number of U.S. company-owned stores from September 30, 2017 to September 30, 2018 contributed an approximate $24 million decrease to revenue;

•
A decrease in U.S. company-owned same store sales of 0.6%, which includes GNC.com sales, resulted in a $7.3 million decrease to revenue (excluding the impact of higher loyalty points redemption in the current year period compared with the prior year period as the program matures, same store sales increased 0.8%). E-commerce sales were 7.5% of U.S. and Canada revenue in the current year period compared with 5.7% in the prior year period;

•
A decrease in domestic franchise revenue of $19.4 million from $253.4 million in the prior year period to $234.0 million in the current year period primarily due to the impact of a decrease in retail same store sales decrease of 3.3% and a decrease in the number of franchise stores from 1,126 at September 30, 2017 to 1,048 at September 30, 2018;

•	A decrease in Canada company-owned stores of $5.4 million from $72.1 million in the prior year period to $66.7 million in the current year period primarily due to negative same store sales of 7.9%;

•
A decrease of $23.0 million relating to the termination of the U.S. Gold Card Member Pricing program in the prior year period, which resulted in the recognition of domestic Gold Card deferred revenue of $24.4 million, net of $1.4 million of applicable coupon redemptions; and

•
Partially offsetting the above decreases in revenue was an increase of $30.3 million related to our loyalty programs, PRO Access paid membership fees and the myGNC Rewards change in deferred points liability.

International. Revenues in our International segment increased $8.1 million, or 6.1%, to $140.1 million in the current year period compared with $132.0 million in the prior year period, primarily due to an increase in our China business of $6.3 million due to higher e-commerce sales and an increase in sales from our international franchisees of $1.2 million.
Manufacturing / Wholesale. Revenues in our Manufacturing / Wholesale segment, excluding intersegment sales, decreased $3.8 million, or 2.3%, to $159.3 million for the nine months ended September 30, 2018 compared with $163.1 million in the prior year period. Third-party contract manufacturing sales decreased $2.7 million, or 2.8%, from $97.2 million in the prior year period to $94.5 million in the current year period. Sales to our wholesale partners decreased $1.1 million, or 1.7% from $65.9 million in the prior year period to $64.8 million in the current year period. Intersegment sales increased $18.3 million from $175.3 million in the prior year period to $193.6 million in the current year period reflecting our increasing focus on proprietary products.
Cost of Sales and Gross Profit
Cost of sales decreased $70.8 million to $1,206.4 million for the nine months ended September 30, 2018 compared with $1,277.2 million in the prior year period. Gross profit decreased $41.6 million from $640.9 million in the prior year period to $599.3 million in the current year period. Gross profit, as a percentage of revenue, decreased slightly to 33.2% in the current year period compared with 33.4% in the prior year period. The gross profit rate change is primarily due to the comparative effect of the prior year period recognition of $23.0 million in net deferred Gold Card revenue as explained above and the impact of the new loyalty program in the current year period, partially offset by a higher domestic retail product margin rate reflecting a higher mix of proprietary sales which contribute higher margins relative to third-party sales.
Selling, General and Administrative Expense
SG&A expense decreased $12.4 million, or 2.6%, from $481.6 million in the prior year period to $469.2 million in the current year period, and as a percentage of revenue, was 26.0% and 25.1% for the nine months ended September 30, 2018 and 2017, respectively.
During the nine months ended September 30, 2018, we recognized $5.2 million related to the aforementioned retention program, $1.0 million related to China joint venture start-up costs and a legal-related charge of $1.3 million. During the nine months ended September 31, 2017, we incurred legal-related charges of $3.4 million as well as $2.8 million executive placement costs as explained above.
Excluding the impact of these items, SG&A expense decreased $13.7 million, or 2.9%, and was 25.6% and 24.8% as a percentage of revenue in the current year and prior year periods, respectively. The decrease in SG&A expense was primarily due to the sale of our Lucky Vitamin e-commerce business effective September 30, 2017 and lower marketing expense due to the comparative effect of the prior year period media campaign to support the One New GNC, partially offset by an increase in store commissions associated with a higher sales mix of proprietary product and higher commissions to support e-commerce sales.

Long-lived Asset Impairments
We recorded long-lived asset impairment and other store closing charges totaling $14.6 million in the nine months ended September 30, 2018 associated with the store portfolio optimization strategy. We recorded $23.2 million in long-lived asset impairment charges in the nine months ended September 30, 2017 of which $19.4 million relates to the Lucky Vitamin e-commerce business, the assets of which were sold on September 30, 2017. The remaining amount relates to certain of our underperforming corporate stores and the impact of Hurricane Maria on our stores located in Puerto Rico.
Other Loss (Income), net
Other loss, net, of $0.4 million in the current year period includes a foreign currency loss partially offset by a refranchising gain. Other income, net, in the prior year period primarily consists of a $1.7 million loss attributed to the sale of the assets of the Lucky Vitamin e-commerce business, fully offset by immaterial insurance and lease settlements, foreign currency gains and a refranchising gain.
Operating Income
As a result of the foregoing, consolidated operating income decreased $20.9 million, or 15.4%, to $115.2 million for the nine months ended September 30, 2018 compared with $136.1 million in the prior year period. Operating income, as a percentage of revenue, was 6.4% and 7.1% for the nine months ended September 30, 2018 and 2017, respectively.
U.S. and Canada. Operating income decreased $34.2 million to $100.6 million for the nine months ended September 30, 2018 compared with $134.8 million for the same period in 2017. Operating income, as a percentage of segment revenue, was 6.7% in the current year period compared with 8.7% in the prior year period. In the current year period we recorded long-lived asset impairments and other store closing costs totaling $14.6 million and immaterial refranchising gains, and in the prior year period we recorded long-lived asset impairments of $3.9 million and immaterial refranchising gains. Excluding these items and the comparative prior year impact of the recognition of deferred Gold Card revenue and marketing costs incurred in support of the One New GNC media campaign as described above, operating income was 7.6% as a percentage of segment revenue in the current year period compared with 7.9% in the prior year period.
International. Operating income decreased $0.2 million, or 0.4%, to $46.6 million for the nine months ended September 30, 2018 compared with $46.8 million in the prior year period. Operating income was 33.3% of segment revenue in the current year period compared with 35.5% in the prior year period. Excluding joint venture start-up costs of $1.0 million in the current year period, operating income was $47.6 million, or 34.0% of segment revenue, compared with $46.8 million, or 35.5% of segment revenue, for the same period in 2017. The decrease in operating income percentage was primarily due to a higher mix of China sales, which contribute lower margins relative to franchise sales. In addition, as we invest to grow the brand in China, marketing expense increased in our China business compared with the prior year period.
Manufacturing / Wholesale. Operating income decreased $7.4 million, or 13.3%, to $47.7 million for the nine months ended September 30, 2018 compared with $55.1 million in the prior year period. Operating income as a percentage of segment revenue decreased from 16.3% in the prior year period to 13.5% in the current year period primarily due to a lower margin rate from third-party contract manufacturing, partially offset by higher intersegment sales, which contributed higher margins.
Corporate costs. Corporate costs decreased $0.3 million to $79.5 million for the nine months ended September 30, 2018 compared with $79.8 million in the prior year period. Excluding the retention and a legal-related charge in the current year period and the executive placements costs and legal-related charges in the prior year period as explained above, corporate costs decreased $0.6 million in the current year period compared with the prior year period.
Interest Expense, net
Interest expense was $90.4 million in the nine months ended September 30, 2018 compared with $48.3 million in the nine months ended September 30, 2017 primarily due to a higher interest rate on the Tranche B-2 Term Loan and the FILO Term Loan in connection with the debt refinancing.

Loss on Debt Refinancing
The refinancing of the Senior Credit Facility resulted in a loss of $16.7 million in the current year period, which primarily includes third-party fees relating to the Tranche B-2 Term Loan and the FILO Term Loan. Refer to Item 1, "Financial Statements," Note 6, "Long-Term Debt / Interest Expense" for more information.
Income Tax (Benefit) Expense
We recognized $2.9 million of income tax benefit during the nine months ended September 30, 2018 compared with $25.4 million of income tax expense for the same period in 2017. The effective tax rate in the current year period was significantly impacted by $3.6 million in discrete tax benefits associated with finalization of the Company's 2017 federal income tax return. The effective tax rate in the prior year period was significantly impacted by a reduction to a valuation allowance of $6.0 million. The valuation allowance was adjusted based on a change in circumstances which caused a change in judgment about the realizability of a deferred tax asset related to net operating losses.
Net Income
As a result of the foregoing, consolidated net income decreased $51.5 million to $10.9 million for the nine months ended September 30, 2018 compared with $62.4 million for the same period in 2017.
Diluted Earnings Per Share
Diluted earnings per share decreased from $0.91 for the nine months ended September 30, 2017 to $0.13 for the same period in 2018 due to a decrease in net income and an increase in the weighted average diluted shares outstanding resulting from the exchange of the Company's Notes on December 20, 2017 for an aggregate 14.6 million newly issues shares of Class A common stock.
Liquidity and Capital Resources
On February 28, 2018, we amended our Senior Credit Facility. Refer to Item 1, "Financial Statements," Note 6, "Long-Term Debt / Interest Expense" for a description of the Amendment to our Senior Credit Facility and our new Term Loan Agreement and ABL Credit Agreement.
On November 7, 2018, we entered into an Amendment to the Securities Purchase Agreement with Harbin for the purchase of 299,950 shares of Convertible Preferred Stock described in Item 1, "Financial Statements," Note 12, "Subsequent Events". Harbin's $300 million investment will be funded in three separate tranches. On November 8, 2018, we received the initial $100 million investment for the purchase of 100,000 shares of Convertible Preferred Stock. We utilized the $100 million to pay a portion of the Tranche B-2 Term Loan due in March 2021 pursuant to the Amendment to our Senior Credit Facility and elected to use the payment to satisfy the scheduled amortization payments on the Term Loan Facility through December 2020. The remaining net proceeds, after deducting legal and advisory fees, will be available to satisfy the amount due under the Tranche B-1 Term Loan in March 2019. There is no assurance that the remaining applicable closing conditions will be satisfied or waived prior to March 2019 when the obligation is due.
Management believes that we will have sufficient liquidity to meet our obligations, as they become due, for the next twelve months. In the event that the remaining payments anticipated from the Securities Purchase Agreement, are either delayed or not made at all, management believes that we will have adequate cash on hand, cash generated from operations and amounts available under the Revolving Credit Facility to satisfy the Tranche B-1 Term Loan repayment of $147.3 million due in March 2019, net of a $1.1 million principal payment expected to be made in December 2018. To the extent that actual available cash differs materially from the current cash flow forecast, management has the ability to consider certain discretionary payments or asset sales to increase the amount of available cash. We are currently in compliance with our debt covenant reporting and compliance obligations under our Credit Facilities and expect to remain in compliance during the next twelve months.
We are focused on all opportunities to best position the business for long-term growth and success.  As such, we will continue to proactively explore opportunities to enhance our capital structure.

Cash Provided by Operating Activities
Cash provided by operating activities was $55.7 million for the nine months ended September 30, 2018 compared with $149.6 million for the nine months ended September 30, 2017. The decrease was primarily due to the comparative effect of a $48.8 million inventory reduction in the prior year as part of the supply chain optimization which was launched at the end of 2016. The remaining decrease was primarily related to reduced operating performance, the refinancing of our long-term debt, which resulted in $16.3 million in fees paid to third-parties and higher interest payments, partially offset by lower tax payments.
Cash Used in Investing Activities
Cash used in investing activities was $11.4 million and $24.7 million for the nine months ended September 30, 2018 and 2017, respectively, and includes capital expenditures of $13.4 million and $26.2 million, respectively.
We expect capital expenditures to be approximately $20 million in 2018, which includes investments for store development, IT infrastructure and maintenance. We anticipate funding our 2018 capital requirements with cash flows from operations and, if necessary, borrowings under the Revolving Credit Facility.
Cash Used in Financing Activities
For the nine months ended September 30, 2018, cash used in financing activities was $74.5 million, primarily consisting of $35.2 million in an OID paid to lenders and fees associated with our new Revolving Credit Facility associated with the debt refinancing. In addition, we made $35.5 million in amortization payments on our term loan balances. The OID on the Tranche B-2 Term Loan includes $13.2 million, which will be paid the earlier of March 2019 or after a qualifying event in which we receive net cash proceeds as defined in the credit agreement, and has been included in Item 1, "Financial Statements," as a non-cash financing activity within the "Supplemental Cash Flow Information" of the Consolidated Statements of Cash Flows.
For the nine months ended September 30, 2017, cash used in financing activities was $120.1 million, primarily consisting of our April 19, 2017 excess cash flow payment on the Tranche B-1 Term Loan and net payments under the old revolving credit facility, which was terminated in connection with the Amendment to the Senior Credit Facility in February 2018.
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
After the effectiveness of the Amendment, the remaining term loan of $151.9 million as of February 28, 2018 continues to have a maturity date of March 2019 (the "Tranche B-1 Term Loan"). The Amendment requires annual aggregate principal payments of at least $43 million related to the Tranche B-2 Term Loan and bears interest at a rate of LIBOR plus a margin of 9.25% per annum subject to change under certain circumstances (with a minimum and maximum possible interest rate of LIBOR plus a margin of 8.25% and 9.25%, respectively, per annum). Payments and interest associated with the Tranche B-1 Term Loan are consistent with past terms.
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

On June 13, 2018, we entered into two interest rate swaps with notional amounts of $275 million and $225 million to limit our exposure to our variable interest rate debt. The interest rate swaps effectively converted a portion of the variable interest rate on the Tranche B-2 Term Loan and FILO Term Loan to a fixed rate. We receive payments based on the one-month LIBOR and make payments based on a fixed rate. We receive payments with a floor of 0.00% and 0.75%, respectively, on the $275 million and $225 million interest rate swaps, which aligns with the related debt instruments. The interest rate swap agreements had an effective date of June 29, 2018. The $225 million interest rate swap expires on February 28, 2021, and the $275 million interest rate swap expires on June 30, 2021. The notional amount of the $225 million interest rate swap is scheduled to decrease to $175 million on June 30, 2019, $125 million on June 30, 2020 and $75 million on December 31, 2020.
There have been no other material changes in our contractual obligations as disclosed in the 2017 10-K.
Critical Accounting Estimates
We adopted ASU 2014-09, Revenue from Contracts with Customers, during the first quarter of fiscal 2018 using the full retrospective method. Refer to Item 1, "Financial Statements," Note 3, "Revenue" for more information.
In addition, we entered into two interest rate swaps in June 2018, which were designated as cash flow hedges. Because the interest rate swap agreements are deemed effective, changes in fair value will be recorded within other comprehensive income/loss on the Consolidated Balance Sheet. Refer to Item 1, "Financial Statements," Note 6, "Long-Term Debt / Interest Expense" and Note 7, "Fair Value Measurements and Financial Instruments" for more information.
There have been no other material changes to the application of critical accounting policies and significant judgments and estimates since those disclosed in our 2017 10-K.
Recent Accounting Pronouncements
Refer to Item 1, "Financial Statements," Note 2,"Basis of Presentation."
Item 3.  Quantitative and Qualitative Disclosures about Market Risk

In June 2018, we entered into two interest rate swaps with notional amounts of $275 million and $225 million to limit our exposure to our variable interest rate debt. The interest rate swaps effectively converted a portion of the variable-rate debt to a fixed interest rate. See Part I, Item 1 "Financial Statements," Note 6, "Long-Term Debt / Interest Expense" for additional information.
There have been no other significant changes to our market risk since those disclosed in our 2017 10-K. For a discussion of our exposure to market risk, refer to Part II, Item 7A "Quantitative and Qualitative Disclosures About Market Risk" of our 2017 10-K.
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act has been appropriately recorded, processed, summarized and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our CEO and CFO have concluded that, as of September 30, 2018, our disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) that occurred during the last fiscal quarter, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.   Legal Proceedings
DMAA / Aegeline Claims. Prior to December 2013, we sold products manufactured by third parties that contained derivatives from geranium known as 1.3-dimethylpentylamine/ dimethylamylamine/ 13-dimethylamylamine, or "DMAA," which were recalled from our stores in November 2013, and/or Aegeline, a compound extracted from bael trees. As of September 30, 2018 we were named in the following 27 personal injury lawsuits involving products containing DMAA and/or Aegeline:

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
Other Legal Proceedings.    For additional information regarding certain other legal proceedings to which we are a party, see Item 1 "Financial Statements" Note 8, "Contingencies."
Item 1A.   Risk Factors
There have been no material changes to the disclosures relating to this item from those set forth in the 2017 10-K.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table sets forth information regarding Holdings’ purchases of shares of common stock during the quarter ended September 30, 2018:

Period (1)	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs

July 1 to July 31, 2018	—	$—	—	$197,795,011
August 1 to August 31, 2018	—	$—	—	$197,795,011
September 1 to September 30, 2018	21,576	$2.90	—	$197,795,011
Total	21,576	$2.90	—

(1)	Other than as set forth in the table above, we made no purchases of shares of Class A common stock for the quarter ended September 30, 2018.

(2)	Includes 21,576 shares withheld from employees to satisfy minimum tax withholding obligations associated with the vesting of restricted stock during the period.

(3)
In August 2015, the Board approved a $500.0 million multi-year repurchase program in addition to the $500.0 million multi-year program approved in August 2014, bringing the aggregate share repurchase program to $1.0 billion of Holdings' common stock. Holdings has utilized $802.2 million of the current repurchase program. As of September 30, 2018, $197.8 million remains available for purchase under the program.

Item 3.   Defaults Upon Senior Securities
None.
Item 4.   Mine Safety Disclosures
Not applicable.
Item 5.  Other Information
None.

Item 6.   Exhibits

Exhibit
No.	Description
3.1
Amended and Restated Certificate of Incorporation of GNC Holdings, Inc. (Incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 1, 2013 (File No. 001-35113)).

3.2
Sixth Amended and Restated Bylaws of GNC Holdings, Inc. (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 7, 2018 (File No. 001-35113)).

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

GNC HOLDINGS, INC.
(Registrant)

/s/ Tricia K. Tolivar
Date: November 9, 2018	Tricia K. Tolivar
Chief Financial Officer
(Principal Financial Officer)