Form 10-K
period 2018-12-31
GNC HOLDINGS, INC.
filed 2019-03-13
CIK 1502034

Use these Links to rapidly review the document
TABLE OF CONTENTS1
TABLE CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definition of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of all common stock (based upon the closing price of the New York Stock Exchange) of the registrant held by non-affiliates of the registrant as of June 30, 2018 was approximately $0.3 billion.
As of March 7, 2019, the number of outstanding shares of Class A common stock, par value $0.001 per share (the "common stock"), of GNC Holdings, Inc. was 83,965,939 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information in the Company's definitive Proxy Statement for the 2019 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, is incorporated by reference in Part III of this Form 10-K.

FORWARD LOOKING STATEMENTS
This Annual Report on Form 10-K (this "Annual Report") contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations and business, which could cause actual results to differ materially from projected results. Forward-looking statements include statements that may relate to our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs and other information that is not historical information. Forward-looking statements can often be identified by the use of terminology such as "subject to," "believe," "anticipate," "plan," "expect," "intend," "estimate," "project," "may," "will," "should," "would," "could," "can," the negatives thereof, variations thereon and similar expressions, or by discussions of strategy.
All forward-looking statements, including, without limitation, our examination of historical operating trends, are based upon our current expectations and various assumptions. We believe there is a reasonable basis for our expectations and beliefs, but they are inherently uncertain and subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other things: the highly competitive industry in which we operate; unfavorable publicity or consumer perception of our products; product innovation; our exploration of new strategic initiatives; our manufacturing operations; relationships with our vendors; our distribution network and inventory management; our ability to develop and maintain a relevant omni-channel experience for our customers; the performance of, and our relationships with, our franchisees; the location of our stores; availability of raw materials; general economic conditions; material claims or product recalls; regulatory compliance; the value of our brand name; privacy protection and cyber-security; our current debt profile and risks related to our capital structure; possible joint ventures; our key executives and employees; insurance; and tax rate risks. A detailed discussion of risk and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section titled "Risk Factors" (Item 1A of this Annual Report).
In addition, we operate in a highly competitive and rapidly changing environment; therefore, new risk factors can arise, and it is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on our business or the extent to which any individual risk factor, or combination of risk factors, may cause results to differ materially from those contained in any forward-looking statement. Consequently, forward-looking statements should be regarded solely as our current plans, estimates and beliefs. You should not place undue reliance on forward-looking statements as a prediction of actual results. We cannot guarantee future results, events, levels of activity, performance or achievements. The forward-looking statements included in this Annual Report are made as of the date of this filing. We do not undertake and specifically decline any obligation to update, republish or revise forward-looking statements to reflect future events or circumstances or to reflect the occurrence of unanticipated events.

PART I
Item 1.    BUSINESS.
GNC Holdings, Inc. (together with its subsidiaries, referred to as "Holdings", "GNC", "the Company", "we", "us" and "our" unless specified otherwise) connects customers to their best selves by offering a premium assortment of health, wellness and performance products, including protein, performance supplements, weight management supplements, vitamins, herbs and greens, wellness supplements, health and beauty, food and drink and other general merchandise, featuring both proprietary GNC and nationally recognized third-party brands. Our diversified, multi-channel business model generates revenue from product sales through company-owned retail stores, domestic and international franchise activities, third-party contract manufacturing, e-commerce and wholesale partnerships. We are headquartered in Pittsburgh, Pennsylvania and our common stock trades on the New York Stock Exchange (the "NYSE") under the symbol "GNC." Our business was founded in 1935 by David Shakarian who opened our first health food store in Pittsburgh, Pennsylvania.
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
Business Strategy
Key elements of our business strategy are detailed below:
Leading brand of nutritional supplements. GNC has been in business for more than 80 years and the Company is built on a core foundation as a brand builder of high-quality nutritional supplements. Based on our worldwide network of approximately 8,400 locations and our online channels, we are a leading global brand of health, wellness and performance products.
Our objective is to offer a broad and deep mix of products for consumers interested in living well, whether they are looking to treat a health-related issue, maintain their overall wellness, or improve their performance. Our premium, value-added offerings include both proprietary GNC-branded products and other nationally recognized third-party brands.
We believe our depth of brands, exclusive products and range of merchandise, combined with the customer support and service we offer, differentiates us and allows us to effectively compete against food, drug and mass channel players, specialty stores, independent vitamin, supplement and natural food shops and online retailers.
Product development and innovation. We develop high-quality, innovative nutritional supplement products that can be purchased only through our store locations, GNC.com, our Amazon.com marketplace and our select wholesale partners. Our high quality ingredients are rigorously tested before going into GNC products, undergoing multiple quality checks to ensure that they meet our high standards for identity, strength, purity, composition and limits in contaminants.
We believe our sector-leading innovation capability is a significant competitive advantage. Our recently announced strategic partnership with International Vitamin Corporation ("IVC") will allow us to further focus on innovation while IVC drives increased efficiencies in manufacturing. GNC has demonstrated strength in developing unique, branded, and scientifically verified products and has a long history of delivering new ingredients and reformulations. We directly employ scientists, nutritionists, formulators, chemists, engineers and quality control experts and have access to a wide range of world-class medical research facilities and consultants. Refer to Item 8, “Financial Statements and Supplementary Data,” Note 20, “Subsequent Events” for more information.
A differentiated retail customer experience. Our retail strategy is to deliver a compelling experience at every customer touch point. We operate in a highly personalized, aspirational sector and believe that the nutritional supplement consumer often desires and seeks out product expertise and knowledgeable customer service.
We further differentiate ourselves from competitors through development of our well-trained sales associates, who are aided in becoming trusted advisors with regular training that focuses on solution-based selling, and through in-store technology such as tablets, which allow associates to view customers’ purchase history and preferences. With that knowledge, and help from sales tools built into the tablet platform, associates can engage customers in conversation, share product information and testimonials before and after pictures, recommend solutions and help customers add complimentary products and build wellness regimens.
Our loyalty programs allow us to develop and maintain a large and loyal customer base, provide targeted offers and information, and connect with our customers on a regular basis. We harness data generated by these programs to better understand customers’ buying behaviors and needs, so we can deliver a stronger experience, bring like-minded consumers into the channel and make well-informed decisions about the business.

Omni-channel development. We believe our diversified, omni-channel model, which includes company-owned stores, domestic and international franchise locations, wholesale locations and e-commerce, can differentiate us from online-only competitors. Our strategy is to give consumers a seamless, integrated experience across digital, mobile and store channels and in every interaction they have with GNC.
Through GNC.com and our Amazon.com storefront, customers can research and purchase our products online. We believe our store base is a competitive advantage, allowing customers to experience our products and get expert advice from an associate.
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
International growth. We see opportunity to expand internationally within the large global supplement market which is expected to continue to grow. In particular, our partnership with Harbin Pharmaceutical Group Co., Ltd ("Harbin") allows us to further expand our business in China. Harbin’s expertise in distribution and regulation is the ideal match for our highly valued brand and assortment of products in the China market. Refer to Item 8, “Financial Statements and Supplementary Data,” Note 20, “Subsequent Events” for more information.

    Driving constructive industry dialogue.  We remain focused on continuously raising the bar on transparency and quality throughout the dietary supplement industry. We believe that over time the implementation of higher standards and more stringent industry self-regulation regarding manufacturing practices, ingredient traceability and product transparency will prove beneficial for the industry and lead to improved dialogue with regulators, stronger consumer trust and greater confidence in our industry.
Segments
We generate revenues from our three segments, which are U.S. and Canada, International and Manufacturing / Wholesale. The following table outlines our total revenue by segments. For a description of operating income (loss) by segment, our total assets by segment and our total revenues by geographic area, see Item 8, “Financial Statements and Supplementary Data," Note 18, "Segments."

	Year ended December 31,
	2018		2017		2016
	($ in millions)
U.S. and Canada	$1,951.2	82.9%	$2,018.9	81.4%	$2,083.5	81.1%
International	191.4	8.1%	177.8	7.2%	162.3	6.3%
Manufacturing / Wholesale (1)	210.9	9.0%	218.1	8.8%	238.6	9.3%
Other (2)	—	—%	66.2	2.6%	85.6	3.3%
Total revenue	$2,353.5	100.0%	$2,481.0	100.0%	$2,570.0	100.0%
(1) Excludes intersegment sales.
(2) Relates to Lucky Vitamin which was sold in September 2017.
Although we believe that none of our segment operations experience significant seasonal fluctuations, historically we have experienced, and expect to continue to experience, the lowest amount of revenue in our fourth quarter compared with the first three quarters of the year.
U.S. and Canada
Our U.S. and Canada segment generates revenues primarily from the sale of products to customers at our company-owned stores in the United States, Canada and Puerto Rico, through product sales to domestic franchisees, royalties on domestic franchise retail sales, franchise fees and through GNC.com and our market place on Amazon.
Company-Owned Retail Stores in the U.S. and Canada
As of December 31, 2018, we operated 3,206 company-owned stores across all 50 states and the District of Columbia in the United States, in Canada and Puerto Rico. Most of our company-owned stores in the United States are between 1,000 and 2,000 square feet and are located primarily in strip shopping centers and shopping malls.

Domestic Franchise Stores
As of December 31, 2018, there were 1,037 domestic franchise stores. Our franchise stores in the United States are typically between 1,000 and 2,000 square feet, and approximately 90% are located in strip shopping centers. We believe we have good relationships with our franchisees, as evidenced by our domestic franchisee renewal rate of approximately 90% between 2013 and 2018. Currently, we have 459 franchisees operating stores in the United States. We do not rely heavily on any single franchise operator in the United States, where our largest franchisee owns and/or operates 82 store locations.
All of our franchise stores in the United States offer both our proprietary products and third-party products, with a product selection similar to that of our company-owned stores.
Revenues from our franchisees in the United States accounted for approximately 15% of our total U.S. and Canada segment revenues for the year ended December 31, 2018. New franchisees in the United States are required to pay an initial fee of $40,000 for a franchise license and existing GNC franchise operators may purchase an additional franchise license for a $30,000 fee. Once a franchise store begins operations, franchisees are required to pay us a continuing royalty of 6% of sales and contribute 3% of sales to a national advertising fund. Our standard franchise agreements for the United States are effective for an initial ten-year period with unlimited five-year renewal options. At the end of the initial term and each of the renewal periods, the renewal fee is generally 33% of the franchise fee that is then in effect. The franchisee renewal option is generally at our election. Franchisees must meet certain conditions to exercise the franchisee renewal option. Our franchisees in the United States receive limited geographical exclusivity and are required to utilize the standard GNC store format.
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
Websites
GNC.com continues to represent a significant part of our business. The ability to purchase our products through the internet also offers a convenient method for repeat customers to evaluate and purchase new and existing products. This additional sales channel has enabled us to market and sell our products in regions where we have limited or no retail operations. We may offer products on our website that are not available at our retail locations, enabling us to broaden the assortment of products available to our customers. We also offer a product assortment on our market place on Amazon, the revenue of which is included in our GNC.com business unit.
International
Our International segment generates revenue primarily from our international franchisees through product sales, royalties and franchise fees and also includes our China and Ireland operations.
International Franchise Stores
As of December 31, 2018, there were 1,941 international franchise locations operating in approximately 50 international countries (including distribution centers where retail sales are made). The international franchise locations are typically smaller than our domestic locations and, depending upon the country and cultural preferences, are located in mall, strip shopping center, street or store-within-a-store locations. In addition, some international franchisees sell on the internet and distribute to other retail outlets in their respective countries. Typically, our international stores have a store format and signage similar to our United States franchise stores. We believe that our franchise program enhances our brand awareness and market presence and will enable us to continue to expand our store base internationally with limited capital expenditures.
Our international franchise stores generally offer a more limited product selection than our franchise stores in the United States, primarily due to regulatory constraints.
Revenues from our international franchisees accounted for approximately 70% of our total international segment revenues for the year ended December 31, 2018. New international franchisees were required to pay an initial fee of approximately $25,000 for a franchise license for each full size store, $12,500 for a franchise license for a store-within-a-store and continuing royalty fees. Our international franchise program has enabled us to expand into international markets with limited investment.
We enter into development agreements with international franchisees which grants the right to develop a specific number of stores, for either full-size stores or store-within-a-store locations, in a territory, often the entire country. We enter into distribution agreements with international franchisees which grants the right to distribute product through the store locations, wholesale distribution centers and, in some cases, limited internet distribution. The franchisee then enters into a franchise agreement for each location. The full-size store franchise agreement has an initial ten-year term with two five-year renewal options. The franchisee typically has the option to renew the agreement at 33% of the current initial franchise fee that is then being charged to new franchisees. Franchise agreements for international store-within-a-store locations have an initial term of five years, with two five-year renewal options. At the end of the initial term and each of the renewal periods, the franchisee has the option to renew the store-within-a-store agreement for up to a maximum of 50% of the franchise fee that is then in effect. Our international franchisees often receive exclusive franchising rights to the entire country, generally excluding United States military bases. Our international franchisees must meet minimum standards and duties similar to our United States franchisees.
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
Our manufacturing operations are designed to ensure low-cost production of a variety of products of different quantities, sizes and packaging configurations while maintaining strict levels of quality control. Our manufacturing procedures are designed to promote consistency and quality in our finished goods. We conduct sample testing on raw materials and finished products, including weight, purity and micro bacterial testing. The principal raw materials used in the manufacturing process are natural and synthetic vitamins, herbs, minerals and gelatin. We maintain multiple sources for the majority of our raw materials, although certain materials are single-sourced due to the unique nature of the material. In 2018, our largest vendor supplied approximately 8% of our raw materials. Refer to Item 8, “Financial Statements and Supplementary Data,” Note 20, “Subsequent Events” for more information on our recently announced strategic partnership with IVC.
To increase brand awareness and promote access to customers who may not frequent specialty nutrition stores, we entered into a strategic alliance with Rite Aid in December 1998 to open GNC franchise "store-within-a-store" locations. As of December 31, 2018, we had 2,183 Rite Aid store-within-a-store locations. Through this strategic alliance, we generate revenues from sales to Rite Aid of our products at wholesale prices, the manufacture of Rite Aid private label products, retail sales of certain consigned inventory and license fees. We are Rite Aid's sole supplier for a number of Rite Aid private label supplements, pursuant to a supply agreement with Rite Aid that extends through 2021. The operating license that comprises our store-within-a store alliance with Rite Aid was extended through 2021. We terminated the consignment agreement with Rite Aid in the fourth quarter of 2018.
Other
Revenue prior to 2018 also included the results of an additional website, LuckyVitamin.com, beginning in August 2011 and through September 30, 2017. We sold substantially all of the assets of our Lucky Vitamin subsidiary effective September 30, 2017.
Products
We are a global health and wellness brand with a diversified omni-channel business. Our product assortment includes health, wellness and performance products, including protein, performance supplements, weight management supplements, vitamins, herbs and greens, wellness supplements, health and beauty, food and drink and other general merchandise. Refer to Item 8, "Financial Statements and Supplementary Data," Note 3, "Revenue" of this Annual Report for a breakdown of revenue by product category. Our domestic stores offer an extensive mix of brands across multiple categories and products. Through our GNC.com and our Amazon market place, we offer additional products to customers. This variety is designed to provide our customers with a wide selection of products to fit their specific needs and to generate a high number of transactions with purchases from multiple product categories.
We offer a wide range of high-quality nutritional supplements sold under our GNC proprietary brand names. Sales of our proprietary brands at our U.S. company-owned and franchise stores, GNC.com and wholesale partners including Rite Aid, PetSmart and Sam's Club represented 51% and 44% of total system-wide retail product sales in 2018 and 2017, or $1,072 million and $960 million, respectively. We also offer products through nationally recognized third-party brand names. Sales of our third-party products at our U.S. company-owned and franchise stores, GNC.com and wholesale partners represented approximately 49% and 56% of total system-wide retail product sales in 2018 and 2017, or $1,011 million and $1,204 million, respectively, and together with proprietary sales yielded total U.S. system-wide sales of $2,083 and $2,164 million. In 2018 and 2017, we did not have a material concentration of sales from any single product or product line. Our largest vendor supplied approximately 17% and 15% of our third-party products in 2018 and 2017, respectively.
Effective with the launch of the "One New GNC" program on December 29, 2016, the Gold Card Member Pricing program was discontinued in all domestic company-owned and franchise stores and we introduced a free points-based loyalty program, which enables customers to earn points based on their purchases. Points earned by members are valid for one year and may be redeemed for cash discounts on any product we sell at both company-owned or franchise locations. In addition, we offer a paid membership program, "PRO Access," for $39.99 per year, which provides members with the delivery of sample boxes throughout the membership year, as well as the offering of certain other benefits including the opportunity to earn triple points on a periodic basis. The boxes include sample merchandise and other materials.
Product Distribution
Products are delivered to retail stores, wholesale distributors, international franchisees and directly to customers who purchase through online, via a third party transportation network, primarily through our distribution centers located in: Leetsdale, Pennsylvania; Whitestown, Indiana; Anderson, South Carolina, and Phoenix, Arizona. Our distribution centers support our company-owned stores as well as franchise stores and Rite Aid locations. Each of our distribution centers has a quality control department that monitors products received from our vendors to ensure they meet our quality standards. Internet purchases are fulfilled and shipped directly from our distribution centers to our consumers using a third-party transportation service, or directly by Amazon for certain market place orders.
Employees
As of December 31, 2018, we had approximately 15,500 employees, including approximately 5,900 full-time and 9,600 part-time employees. None of our employees belong to a union or are party to any collective bargaining or similar agreement. We consider our relationship with our employees to be good.
Competition
The United States nutritional supplements retail and packaged goods industry is a large, highly fragmented and growing industry, with no single industry participant accounting for a majority of total industry retail sales. Competition is based on multiple factors, including price, quality and assortment of products, customer service, convenience of store locations and online platform, marketing support and availability of new products. In addition, the market is highly sensitive to the introduction of new products.
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
Trademarks and Other Intellectual Property
We believe trademark protection is particularly important to the maintenance of the recognized brand names under which we market our products. We own or have rights to material trademarks or trade names that we use in conjunction with the sale of our products, including the GNC brand name. We also rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position. We protect our intellectual property rights through a variety of methods, including trademark, patent and trade secret laws, as well as confidentiality agreements and proprietary information agreements with vendors, employees, consultants and others who have access to our proprietary information. Protection of our intellectual property often affords us the opportunity to enhance our position in the marketplace by precluding our competitors from using or otherwise exploiting our technology and brands. We are also a party to several intellectual property license agreements relating to certain of our products. The duration of our trademark registrations is generally 10, 15 or 20 years, depending on the country in which the marks are registered, and we can renew the registrations. The scope and duration of our intellectual property protection varies throughout the world by jurisdiction and by individual product. Our global trademark portfolio, with the aforementioned registration durations, consists of our core marks for our business and our proprietary product brands which drive significant brand awareness for all of our reportable segments.  Our proprietary product formulas and recipes, maintained as trade secrets, are significant to our growth and success as they form the foundation for our production and sales of effective, high quality products.

Insurance and Risk Management
We are self-insured for certain losses related to workers' compensation and general liability insurance and maintain stop-loss coverage with third-party insurers to limit our liability exposure. We face an inherent risk of exposure to potential product liability claims in the event that, among other things, the use of products sold by us results in injury. We carry product liability insurance with a deductible/retention of $4.0 million per claim with an aggregate cap on retained losses of $10.0 million per policy year. For product liability claims stemming from third party products sold in our stores, we generally have the ability to refer such claims directly to our vendors and their insurers. In most cases, our insurance covers such claims that are not adequately covered by a vendor's insurance and provides for excess secondary coverage above the limits provided by our product vendors. We are fully insured for health insurance.
We also purchase insurance to cover auto liability, network and cyber security, privacy liability, employment practice, and other casualty and property risks. We self-insure certain property and casualty risks such as property damage due to our analysis of the risk, the frequency and severity of a loss and the cost of insurance for the risk.
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
The Dietary Supplement Health and Education Act of 1994 ("DSHEA") amended the Federal Food, Drug, and Cosmetic Act (the "FDC Act") to establish a new framework governing the composition, safety, labeling, manufacturing and marketing of dietary supplements. Generally, under the FDC Act, dietary ingredients (i.e., vitamins; minerals; herb or other botanical; amino acids; or dietary substances for use by humans to supplement diet by increasing total dietary intake; or any concentrate, metabolite, constituent, extract or combination of any of the above) that were marketed in the United States prior to October 15, 1994 may be used in dietary supplements without notifying the FDA. "New" dietary ingredients (i.e., dietary ingredients that were "not marketed in the United States before October 15, 1994") must be the subject of a new dietary ingredient notification submitted to the FDA unless the ingredient has been "present in the food supply as an article used for food" without being "chemically altered." A new dietary ingredient notification must provide the FDA evidence of a "history of use or other evidence of safety" establishing that use of the dietary ingredient "will reasonably be expected to be safe." A new dietary ingredient notification must be submitted to the FDA at least 75 days before the initial marketing of the new dietary ingredient. The FDA may determine that a new dietary ingredient notification does not provide an adequate basis to conclude that a dietary ingredient is reasonably expected to be safe. Such a determination could prevent the marketing of such dietary ingredient. In 2011 and 2016, the FDA issued draft guidances setting forth recommendations for complying with the new dietary ingredient notification requirement. Although FDA guidance is non-binding and does not establish legally enforceable responsibilities, and companies are free to use an alternative approach if the approach satisfies the requirements of applicable laws and regulations, FDA guidance is a strong indication of the FDA's "current thinking" on the topic discussed in the guidance, including its position on enforcement. At this time, it is difficult to determine whether the 2016 draft guidance (which replaced the 2011 draft guidance), if finalized, would have a material impact on our operations. However, if the FDA were to enforce the applicable statutes and regulations in accordance with the draft guidance as written, such enforcement could require us to incur additional expenses, which could be significant, and negatively impact our business in several ways, including, but not limited to, enjoining the manufacturing of our products until the FDA determines that we are in compliance and can resume manufacturing, increasing our liability and reducing our growth prospects.
The FDA or other agencies could take actions against products or product ingredients that, in their determination, present an unreasonable health risk to consumers that would make it illegal for us to sell such products. In addition, the FDA could issue consumer warnings with respect to the products or ingredients in such products that are sold in our stores. Such actions or warnings could be based on information received through FDC Act-mandated reporting of serious adverse events.
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

However, even with adequate insurance and indemnification, any claims of non-compliance could significantly damage our reputation and consumer confidence in our products. In addition, the failure of such products to comply with applicable regulatory and legislative requirements could prevent us from marketing the products or require us to recall or remove such products from the market, which in certain cases could materially and adversely affect our business, financial condition and results of operations. A removal or recall could also result in negative publicity and damage to our reputation that could reduce future demand for our products. In the past, we have attempted to offset any losses related to recalls and removals with reformulated or alternative products; however, there can be no assurance that we would be able to offset all or any portion of losses related to any future removal or recall.
The FDC Act permits structure/function claims to be included in labels and labeling for dietary supplements without FDA pre-market approval. However, companies must have substantiation that the claims are “truthful and not misleading”, and must submit a notification with the text of the claims to the FDA no later than 30 days after marketing the dietary supplement with the claims. Permissible structure/function claims may describe how a particular nutrient or dietary ingredient affects the structure, function or general well-being of the body, or characterize the documented mechanism of action by which a nutrient or dietary ingredient acts to maintain such structure or function. The label or labeling of a product marketed as a dietary supplement may not expressly or implicitly represent that a dietary supplement will diagnose, cure, mitigate, treat or prevent a disease (i.e. a disease claim). If the FDA determines that a particular structure/function claim is an unacceptable disease claim that causes the product to be regulated as a drug, a, conventional food claim or an unauthorized version of a "health claim," or, if the FDA determines that a particular claim is not adequately supported by existing scientific data or is false or misleading in any particular, we would be prevented from using the claim and would have to update our product labels and labeling accordingly.
In addition, DSHEA provides that so-called "third-party literature," e.g., “a publication, including an article, a chapter in a book, or an official abstract of a peer-reviewed scientific publication that appears in an article and was prepared by the author or the editors of the publication” supplements, when reprinted in its entirety, may be used "in connection with the sale of a dietary supplement to consumers" without the literature being subject to regulation as labeling. Such literature: (1) must not be false or misleading; (2) may not "promote" a particular manufacturer or brand of dietary supplement; (3) must present a balanced view or is displayed or presented with other such items on the same subject matter so as to present a balanced view of the available scientific information; (4) if displayed in an establishment, must be physically separate from the dietary supplements; and (5) should not have appended to it any information by sticker or any other method. If the literature fails to satisfy each of these requirements, we may be prevented from disseminating such literature with our products, and any continued dissemination could subject our product to regulatory action as an illegal drug.
In June 2007, pursuant to the authority granted by the FDC Act as amended by DSHEA, the FDA published detailed current Good Manufacturing Practice ("cGMP") regulations that govern the manufacturing, packaging, labeling and holding operations of dietary supplement manufacturers. The cGMP regulations, among other things, impose significant recordkeeping requirements on manufacturers. The cGMP requirements are in effect for all dietary supplement manufacturers, and the FDA conducts inspections of dietary supplement manufacturers pursuant to these requirements. There remains considerable uncertainty with respect to the FDA's interpretation of the regulations and their actual implementation in manufacturing facilities.
In addition, the FDA's interpretation of the regulations governing dietary supplements will likely change over time as the agency becomes more familiar with the industry and the regulations. The failure of a manufacturing facility to comply with the cGMP regulations renders products manufactured in such facility "adulterated," and subjects such products and the manufacturer to a variety of potential FDA enforcement actions. In addition, under the Food Safety Modernization Act ("FSMA"), which was enacted in January 2011, the manufacturing of dietary ingredients contained in dietary supplements will be subject to similar or even more burdensome manufacturing requirements, which will likely increase the costs of dietary ingredients and will subject suppliers of such ingredients to more rigorous inspections and enforcement. The FSMA will also require importers of food, including dietary supplements and dietary ingredients, to conduct verification activities to ensure that the food they might import meets applicable domestic requirements.
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

The FTC exercises jurisdiction over the advertising of dietary supplements and requires that all advertising to consumers be truthful and non-misleading. The FTC actively monitors the dietary supplement space and has instituted numerous enforcement actions against dietary supplement companies for failure to have adequate substantiation for claims made in advertising or for the use of false or misleading advertising claims. As a result of these enforcement actions, we continue to be subject to a consent decree issued by the FTC in 1994 that limits our ability to make certain claims with respect to our hair care products.
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
Environmental Compliance
As part of soil and groundwater remediation conducted at the South Carolina manufacturing facility pursuant to an investigation conducted in partnership with the South Carolina Department of Health and Environmental Control (the "DHEC"), we have completed additional investigations with the DHEC's approval, including the installation and operation of a pilot vapor extraction system under a portion of the facility in the second half of 2016, which was an immaterial cost to the Company. After an initial monitoring period, in October of 2017 the DHEC approved a work plan for extended monitoring of such system and the contamination into 2021. We will continue to consult with the DHEC on the next steps in the work after their review of the results of the extended monitoring is complete. At this stage of the investigation, however, it is not possible to estimate the timing and extent of any additional remedial action that may be required, the ultimate cost of remediation, or the amount of our potential liability. Therefore, no liability has been recorded in the Company's Consolidated Financial Statements. As further described in Item 8, "Financial Statements and Supplementary Date," Note 20, "Subsequent Events," the Company entered into a join venture arrangement regarding the Company's manufacturing business. The joint venture will continue to consult with the DHEC on the next steps in the work after their review of the results of the extended monitoring is complete.
In addition to the foregoing, we are subject to numerous federal, state, local and foreign environmental and health and safety laws and regulations governing our operations, including the handling, transportation and disposal of our non-hazardous and hazardous substances and wastes, as well as emissions and discharges from its operations into the environment, including discharges to air, surface water and groundwater. New laws, changes in existing laws or the interpretation thereof, or the development of new facts or changes in their processes could cause us to incur additional capital and operating expenditures to maintain compliance with environmental laws and regulations and environmental permits. We are also subject to laws and regulations that impose liability and cleanup responsibility for releases of hazardous substances into the environment without regard to fault or knowledge about the condition or action causing the liability. Under certain of these laws and regulations, such liabilities can be imposed for cleanup of previously owned or operated properties, or for properties to which substances or wastes that were sent in connection with current or former operations at its facilities. The presence of contamination from such substances or wastes could also adversely affect our ability to sell or lease our properties, or to use them as collateral for financing.
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
The market for health, wellness and performance products is large, highly fragmented and intensely competitive. Current and prospective participants include specialty retailers, supermarkets, drugstores, mass merchants, multi-level marketing organizations, on-line merchants, mail-order companies and a variety of other smaller participants. We believe that the market is also highly sensitive to the introduction of new products, which may rapidly capture a significant share of the market. In the United States, we compete for sales with heavily advertised national brands manufactured by large pharmaceutical and food companies, as well as other brands, some of which have greater market presence, both brick and mortar and online, name recognition and financial, marketing and other resources, including some competitors that may spend more aggressively on advertising and promotional activities than we do. In addition, as some products become more mainstream, we experience increased price competition and adverse impacts to category share and growth for those products as more participants enter the market or we fail to anticipate changes to consumer preferences.
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
Further, the ability of consumers to compare prices on a real-time basis through the use of smartphones and digital technology puts additional pressure on us to maintain competitive pricing. We compete in multiple product categories and sales channels, including large format stores; traditional and specialty formats; mass merchants; and catalog; internet-based and direct-sell retailers; and vendors that sell directly to customers. Many factors affect the extent to which competition could affect our results, including as it relates to pricing, quality, assortment, marketing, promotions and advertising, service, locations, capital expenditures, category share and reputation, and prolonged competitive pressures could have a material effect on our results of operations.
We continue to explore new strategic initiatives but we may not be able to successfully execute on, or realize the expected benefit from the implementation of, our strategic initiatives, and our pursuit of new strategic initiatives may pose significant costs and risks.
The continued success of our business is contingent on, among other things, the acquisition of new customers and the retention of existing customers. This success depends on our adoption of strategic alternatives, including those focused on improving the customer experience, increasing customer engagement and personalization, providing a relevant and inspiring product assortment and improving customer loyalty and retention. We conducted a vast array of consumer tests, pilot programs and other market research throughout 2015 and 2016 as part of our comprehensive review of our customers’ experience. Based on this work, we launched our One New GNC single-tier pricing model and new customer loyalty programs, myGNC Rewards and PRO Access, at the end of 2016. Our future operating results are dependent, in part, on our management’s success in implementing these and other strategic initiatives. Also, our short-term operating results could be unfavorably impacted by the opportunity and financial costs associated with the implementation of these strategic plans, and we may not realize the expected benefits from such strategies. In addition, we may not be successful in achieving the intended objectives of these strategic initiatives in a timely manner or at all.
Resources devoted to product innovation may not yield new products that achieve commercial success.
Our ability to develop new and innovative GNC-branded products depends on, among other factors, our ability to understand evolving customer and market trends and our ability to translate these insights into commercially viable new products. If we are unable to do so, our customer relationships and product sales could be harmed significantly. Furthermore, the nutritional supplements industry is characterized by rapid and frequent changes in demand for products and new product introductions. Our failure to accurately predict these trends could negatively impact consumer opinion of our stores as a source for the latest products. This could harm our customer relationships and cause losses to our market share. The development of new and innovative products also requires significant investment in research and development and testing of new ingredients, formulas and possibly new production processes. The R&D process can be expensive and prolonged and entails considerable uncertainty. Products may appear promising in development but fail to reach market within the expected time frame, or at all. We may face significant challenges with regard to a key product launch. Further, products also may fail to achieve commercial viability due to pricing competitiveness with other retailers, including online retailers, failure to timely bring the product to market, failure to differentiate the product with our competitors and other reasons. Finally, there is no guarantee that our development teams will be able to successfully respond to competitive products that could render some of our offerings obsolete. Development of a new product, from discovery through testing to the store shelf, typically takes between four to seven months, but may require an even longer timeline if clinical trials are involved. Each of these time periods can vary considerably from product to product and therefore the costs and risks of producing a commercially viable product can increase significantly as time passes.
Difficulties with our vendors may adversely impact our business.
Our performance depends on our ability to purchase products at sufficient levels and at competitive prices from vendors who can deliver products in a timely and efficient manner and in compliance with our vendor standards and all applicable laws and regulations. We currently have a large number of vendor relationships. Generally, we do not have any long-term purchase agreements or other contractual assurances of continued supply, pricing or access to new products. Historically, we have not relied on any single vendor for our products and have not had difficulties replacing vendors for various products we sell. However, in the future there is no assurance that we will continue to be able to acquire desired products in sufficient quantities or on terms acceptable to us, or be able to develop relationships with new vendors to replace any discontinued vendors. Our inability to acquire suitable products in the future or our failure to replace any one or more vendors may have a material adverse effect on our business, results of operations and financial condition. In addition, any significant change in the payment terms that we have with our suppliers could adversely affect our liquidity.
Many of our suppliers are small firms that produce a limited number of items. These smaller vendors generally have limited resources, production capacities and operating histories, and some of our vendors have limited the distribution of their products in the past. Accordingly, these smaller vendors may be more susceptible to cash flow issues, downturns in economic conditions, production difficulties, and quality control issues than larger vendors. If a vendor fails to deliver on its commitments, whether due to financial difficulties or other reasons, we could experience products out-of-stocks that could lead to lost sales. In addition, although we generally have charge-back privileges in our vendor agreements, there is no assurance that we would be able, if necessary, to return product to these vendors, obtain refunds of our purchase price or obtain reimbursement or indemnification from any of our vendors should we so desire, and from time to time, we may be in litigation with one or more vendors. Many of these suppliers require extensive advance notice of our requirements in order to supply products in the quantities we need. This long lead time requires us to place orders far in advance of the time when certain products will be offered for sale, exposing us to shifts in consumer demand and discretionary spending.
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
We must successfully maintain and/or upgrade our information technology systems, including electronic payments systems, and our failure to do so, or other problems with these systems could have a material adverse effect on our business, financial condition or results of operations.
We rely on various third party information technology systems to manage our operations and the core system needs of our business. These systems, if not functioning properly, could disrupt our operations, including our ability to track, record and analyze the merchandise that we sell, process shipments of goods, process financial information or credit card transactions, deliver products or engage in similar normal business activities. Over the last several years, we have implemented, and we continue to implement, modifications and upgrades to such systems, including changes to legacy systems, replacing legacy systems with successor systems with new functionality, and acquiring new systems with new functionality. These types of activities subject us to inherent costs and risks associated with replacing and changing these systems, including impairment of our ability to fulfill customer orders, potential disruption of our internal control structure, substantial capital expenditures, additional administration and operating expenses, retention of sufficiently skilled personnel to implement and operate the new systems, demands on management time and other risks and costs of delays or difficulties in transitioning to or integrating new systems into our current systems. Further, our information systems, including our back-up systems, are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, worms, sabotage, other malicious computer programs, denial-of-service attacks, security breaches (through cyber-attacks from cyber-attackers or sophisticated organizations), catastrophic events such as fires, tornadoes, earthquakes and hurricanes, acts of war or terrorism and usage errors by our associates. Any of these events could lead to system interruptions, including the nonavailability or nonfunctionality of our website, processing and order fulfillment delays and loss of critical data for us, our suppliers or our internet service providers, and could prevent us from processing customer purchases. Because we are dependent on third-party service providers for the implementation and maintenance of certain aspects of our systems and operations, which may be outside of our control, we may not be able to remedy such interruptions in a timely manner, if at all. Accordingly, any computer, internet, network or system disruptions could have a material adverse effect on our business, financial condition or results of operations.
Privacy protection is increasingly demanding, and we may be exposed to risks and costs associated with security breaches, data loss, credit card fraud and identity theft that could cause us to incur unexpected expenses and loss of revenue, suffer reputational harm with our customers, as well as other risks.
The protection of customer, employee, vendor, franchisee and other business data is critical to us. We and our franchisees receive confidential customer data, including payment card and personally identifiable information, in the normal course of customer transactions. In order for our sales channel to function, we and other parties involved in processing customer transactions must be able to transmit confidential information, including credit card information, securely over public networks. While we have taken significant steps to protect customer and confidential information, the intentional or negligent actions of employees, business associates or third parties may undermine our security measures and result in unauthorized parties obtaining access to our data systems and misappropriating confidential data. There can be no assurance that advances in computer capabilities, new discoveries in the field of cryptography or other developments will prevent a compromise of our customer transaction processing capabilities and personal data. Because the techniques used to obtain unauthorized access to, disable, degrade, or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any compromise of our data security could result in a violation of applicable privacy and other laws or standards, significant legal and financial exposure beyond the scope or limits of our insurance coverage, interruption of our operations, increased operating costs associated with remediation, equipment acquisitions or disposal, added personnel, and a loss of confidence in our security measures, which could harm our business or investor confidence. Any security breach involving the misappropriation, loss or other unauthorized disclosure of sensitive or confidential information could attract a substantial amount of media attention, damage our reputation, expose us to risk of litigation and material liability, disrupt our operations and harm our business.
Federal, state, provincial and international laws and regulations govern the collection, retention, sharing and security of data that we receive from and about our employees, customers, vendors and franchisees. The regulatory environment surrounding information security and privacy has been increasingly demanding in recent years, and may see the imposition of new and additional requirements by states and the federal government as well as foreign jurisdictions in which we do business. Compliance with these laws and regulations may result in cost increases related to the development of new processes to meet these requirements by us and our franchisees.
Economic, political and other risks associated with our international operations could adversely affect our revenues and international growth prospects.
As of December 31, 2018, we had 217 company-owned Canadian stores, 11 company-owned The Health Store stores located in Ireland, 5 company-owned stores located in China, and 1,941 international franchise locations in approximately 50 international countries (including distribution centers where retail sales are made).
As part of our business strategy, we intend to expand our international presence, including through the expansion of franchise locations. Our international operations are subject to a number of risks inherent to operating in foreign countries, and any expansion of our international operations will increase the effects of these risks. These risks include, among others:
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
Additionally, if the opportunity arises, we may expand our operations into new and high-growth international markets. However, there is no assurance that we will expand our operations in such markets in our desired time frame. To expand our operations into new international markets, we may enter into business combination transactions, make acquisitions or enter into strategic partnerships, joint ventures or alliances, any of which may be material. We may enter into these transactions to acquire other businesses or products to expand our products or take advantage of new developments and potential changes in the industry. Our lack of experience operating in new international markets and our lack of familiarity with local economic, political and regulatory systems could prevent us from achieving the results that we expect on our anticipated time frame or at all. If we are unsuccessful in expanding into new or high-growth international markets, it could adversely affect our operating results and financial condition.
Our current debt profile and obligations under our debt instruments could adversely affect our results of operations and financial condition and otherwise adversely impact our operating income and growth prospects.
As of December 31, 2018, our total consolidated long-term debt (including current portion) was $1,152.3 million, including $147.3 million on our Tranche B-1 Term Loan, of which has been fully paid down in the first quarter of 2019, $188.6 million principal amount of 1.5% convertible senior notes due 2020 that the Company issued in a private offering in August 2015 (the "Notes") (net of $13.1 million related to the conversion feature and discount), $572.2 million on our Tranche B-2 Term Loan due in 2021, of which $114 million has been paid down in the first quarter of 2019, and $275 million on our asset-based Term Loan due in 2022. Provided that all outstanding amounts under the convertible senior notes exceeding $50.0 million have not been repaid, refinanced, converted or effectively discharged prior May 2020, the maturity date of the Tranche B-2 becomes May 2020, subject to certain adjustments. For additional detail regarding our indebtedness and each of these facilities, see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity" and Item 8, "Financial Statement and Supplementary Data," Note 8, "Long-Term Debt / Interest Expense."
This level of debt and their respective payment obligations could materially adversely affect our financial condition. We may be unable to generate sufficient cash flow from operations or other sources, or to obtain future borrowings under our credit facilities or otherwise in an amount sufficient to enable us to pay our debt or to fund our other liquidity needs. If we do not have sufficient liquidity, we may need to refinance or restructure all or a portion of our debt on or before maturity, sell assets or borrow more money, which we may not be able to do on terms satisfactory to us or at all. Further, we may be required to use all or a large portion of our cash flow from operations to pay principal and interest on our debt, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other business activities.
In addition, the agreements governing our existing indebtedness contain, and the agreements governing our future indebtedness will likely contain, customary restrictions on us or our subsidiaries, including covenants that restrict us or our subsidiaries, as the case may be, from:

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
Our $100 million asset-based Revolving Credit Facility requires that, for so long as availability under the Revolving Credit Facility is below a certain level, we meet a Fixed Charge Coverage Ratio of (a) consolidated earnings before interest, taxes, depreciation and amortization, or EBITDA, less certain capital expenditures and taxes, to (b) the sum of cash interest expense, scheduled amortization and certain dividends and distributions. If we fail to satisfy such ratio, then we will be restricted from drawing available borrowings under the asset-based Revolving Credit Facility and any amount outstanding may become due and payable subject to defined rights to cure, which may impair our liquidity.
Our ability to comply with these covenants and other provisions of our Senior Credit Facility may be affected by changes in our operating and financial performance, changes in general business and economic conditions, adverse regulatory developments or other events beyond our control. The breach of any of these covenants could result in a default under our debt obligations, which could cause those and other obligations to become due and payable subject to defined rights to cure. A default on any of our debt obligations could trigger certain acceleration clauses and cause those and our other obligations to become due and payable subject to defined rights to cure. Upon an acceleration of any of our debt, we may not be able to make payments under our other outstanding debt.
In addition, the size of our current indebtedness, and the restrictions imposed under our current debt documents may increase our vulnerability to general adverse economic and industry conditions, limit our flexibility in planning for and reacting to changes in our business and industry, and restrict us from making strategic acquisitions or capitalizing on business opportunities and generally place us at a competitive disadvantage compared to our competitors.
Our retail operations are dependent on securing suitable store locations. Our operations require us to maintain significant lease obligations, which may require us to continue paying rent for store locations that we no longer operate.
Our sales are affected, in part, by the location of our stores, especially in the United States. Our business is contingent on consumer traffic being driven to our store locations, which may be adversely affected by, among other factors, economic downturns, the closing or continued decline of anchor department stores and/or specialty stores in malls or other developments where our stores are located, and a decline in the popularity of shopping among our target customers. Further, any terrorist act, natural disaster, public health or safety concern that decreases the level of shopping traffic generally, or that affects our ability to open and operate stores in such locations, could have a material adverse effect on our business. To take advantage of customer traffic and the shopping preferences of our customers, we need to maintain or acquire stores in desirable locations such as in regional and neighborhood malls, as well as high-traffic urban retail areas and streets. We cannot be certain that desirable locations will continue to be available at favorable rates. Some traditional enclosed malls are experiencing significantly lower levels of customer traffic, driven by economic conditions as well as the closure of certain mall anchor tenants.
Substantially all of our retail stores are leased, including stores that we lease and sublease to franchisees in the United States. We are subject to various risks associated with our current and future real estate leases. Our costs could increase because of changes in the real estate markets and supply or demand for real estate sites. We generally cannot cancel our leases, so if we decide to close or relocate a location (or a franchisee fails), we may nonetheless be committed to perform our obligations under the applicable lease including paying the base rent for the remaining lease term. As each lease expires, we may fail to negotiate renewals, either on commercially acceptable terms or any terms at all and may not be able to find replacement locations that will provide for the same success as current store locations.
If we do not successfully develop and maintain a relevant omni-channel experience for our customers, our business and results of operations could be materially and adversely affected.
Omni-channel retailing is rapidly evolving, and we must keep pace with changing customer expectations and new developments by our competitors. Our customers are increasingly using computers, tablets, mobile phones, and other devices to shop online. As part of our omni-channel strategy, we anticipate the need to continue making investments in technology. If we are unable to make, improve, or develop relevant customer-facing technology in a timely manner, our ability to compete and our business and results of operations could be materially and adversely affected. In addition, if our e-commerce businesses or our other customer-facing technology systems do not function as designed, we may experience a loss of customer confidence, lost sales, or data security breaches, any of which could materially and adversely affect our business and results of operations.
Because we rely on our manufacturing operations to produce a significant amount of the products we sell, disruptions in our manufacturing system or losses of manufacturing certifications could adversely affect our sales and customer relationships.
Our manufacturing operations produced approximately 25% of the products we sold in each of the years ended December 31, 2018 and 2017. Other than powders, chewables and liquids, nearly all of our proprietary products are produced in our manufacturing facility located in Greenville, South Carolina. Any significant disruption in our operations at our Greenville, South Carolina facility for any reason, including as a result of regulatory requirements, an FDA determination that the facility is not in compliance with the cGMP regulations, the loss of certifications, power interruptions, fires, hurricanes, war or other force of nature, could disrupt our supply of products, adversely affecting our sales and customer relationships.
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
Our success also depends in part on our ability to anticipate and respond in a timely manner to changing consumer demand, consumer preferences, and shopping patterns regarding nutritional supplements. Consumer preferences cannot be predicted with certainty and are subject to continual change and evolution. Additionally, our customers may also have expectations about how they shop in stores or through e-Commerce or more generally engage with businesses across different channels or media (through online and other digital or mobile channels or particular forms of social media), which may vary across demographics and may evolve rapidly. We often make commitments to purchase products from our vendors several months in advance of the proposed delivery which may make it more difficult for us to adapt to changes in consumer preferences.
Our sales may decline significantly if we misjudge the market for our new products, which may result in significant inventory markdowns and lower margins, missed opportunities for other products, or inventory write-downs, and could have a negative impact on our reputation and profitability.
A significant disruption to our distribution network, inventory management system, or to the timely receipt of inventory could adversely impact sales and operations or increase our transportation costs, which would decrease our profits.
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
We must maintain sufficient inventory levels to operate our business successfully. However, we also must guard against accumulating excess inventory. If we fail to anticipate accurately either the market for the merchandise in our stores or our customers’ purchasing habits, we may be forced to rely on markdowns or promotional sales to dispose of excess or slow moving inventory, which could have a material adverse effect on our business, financial condition, and results of operations.
A substantial amount of our revenue is generated from our franchisees, and our revenues could decrease significantly if our franchisees do not conduct their operations profitably or if we fail to attract new franchisees.
Our franchise operations generated approximately 18% of our consolidated revenues in each of the years ended December 31, 2018 and 2017. Our revenues from franchise stores depend on the franchisees' ability to operate their stores profitably and adhere to our franchise standards. The closing of franchise stores or the failure of franchisees to comply with our policies could adversely affect our reputation and could reduce the amount of our franchise revenues. These factors could have a material adverse effect on our revenues and operating income.
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
We may incur material product liability claims, or experience product recalls, which could increase our costs and adversely affect our sales and margin, reputation, revenues and operating income.
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

In addition, third-party manufacturers produce many of the products we sell. We rely on these manufacturers to ensure the integrity of their ingredients and formulations. As a distributor of products manufactured by third parties, we may also be liable for various product liability claims for products we do not manufacture. Our ultimate liability for these products that are manufactured by third parties depends on a number of factors, including our contractual relationship with the vendor, the creditworthiness of the vendor and any insurance that we have. Therefore, we may be unable to adequately protect ourselves against claims with respect to products manufactured by a third-party.
We have been and may be subject to various product liability claims, including, among others, that our products include inadequate instructions for use or inadequate warnings concerning possible side effects and interactions with other substances. See Item 3, "Legal Proceedings." Even with adequate insurance and indemnification, product liability claims could significantly damage our reputation and consumer confidence in our products, regardless of the merits or outcomes of such claims. Our litigation expenses could increase as well, which also could have a material adverse effect on our results of operations even if a product liability claim is unsuccessful or is not fully pursued.
In addition, we may be subject to product recalls, withdrawals or seizures if any of the products we formulate, manufacture or sell are believed to cause injury or illness or if we are alleged to have violated governmental regulations in the manufacturing, labeling, promotion, sale or distribution of such products. A significant recall, withdrawal or seizure of any of the products we manufacture or sell may require significant management attention, would likely result in substantial and unexpected costs and may materially and adversely affect our business, financial condition or results of operations. Furthermore, a recall, withdrawal or seizure of any of our products may adversely affect consumer confidence in our brands and thus decrease consumer demand for our products.
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
Our products are composed of certain key raw materials. If the prices of these raw materials were to increase significantly, our costs to manufacture the product could increase, the prices our contract manufacturers and third-party manufacturers charge us for our GNC-branded products and third-party products could increase significantly and we may not be able to pass on such increases to our customers. Additionally, in the event any of our, or our contract manufacturer’s, third-party suppliers or vendors become unable or unwilling to continue to provide raw materials in the required volumes and quality levels or in a timely manner, we, or our contract manufacturers, would be required to identify and obtain acceptable replacement supply sources. If we, or they, are unable to identify and obtain alternative supply sources in a timely manner or at all, our business could be adversely affected. A significant increase in the price of raw materials that cannot be passed on to customers could have a material adverse effect on our results of operations and financial condition. Events such as the threat of political or social unrest, or the perceived threat thereof, may also have a significant impact on raw material prices and transportation costs for our products. In addition, the interruption in supply of certain key raw materials essential to the manufacturing of our products may have an adverse impact on our suppliers' ability to provide us with the necessary products needed to maintain our customer relationships and an adequate level of sales.
General trade tensions between the U.S. and China have been escalating in 2018, with multiple rounds of U.S. tariffs on Chinese goods taking effect during 2018. Furthermore, China or other countries may institute retaliatory trade measures in response to existing or future tariffs imposed by the U.S. that could have a negative impact on our business. If any of these events continue as described, we may need to seek alternative suppliers or vendors, raise prices, or make changes to our operations, any of which could have a material adverse effect on our sales and profitability, results of operations and financial condition.
General economic conditions, including a prolonged weakness in the economy, may affect consumer purchases, which could adversely affect our sales and the sales of our business partners, as well as our ability to access credit on terms previously obtained.
Our results, and those of our business partners to whom we sell, are dependent on a number of factors impacting consumer spending, including general economic and business conditions; consumer confidence; wages and employment levels; the housing market; consumer debt levels; availability of consumer credit; credit and interest rates; fuel and energy costs; energy shortages; taxes; general political conditions, both domestic and abroad; and the level of customer traffic within department stores, malls and other shopping and selling environments. Consumer product purchases, including purchases of our products, may decline during recessionary periods. Further, historically, credit markets and the financial services industry have experienced disruption characterized by the bankruptcy, failure, collapse or sale of various financial institutions, increased volatility in securities prices, diminished liquidity and credit availability and intervention from the United States and other governments.
Continued concerns about the systemic impact of potential long-term or widespread downturn, energy costs, geopolitical issues, the availability and cost of credit, the global commercial and residential real estate markets and related mortgage markets and reduced consumer confidence have contributed to increased market volatility. The cost and availability of credit has been and may continue to be adversely affected by these conditions. A prolonged downturn or an uncertain outlook in the economy may materially adversely affect our business, revenues and profits and the market price of our common stock, and we cannot be certain that funding for our capital needs will be available from our existing financial institutions and the credit markets if needed, and if available, to the extent required and on acceptable terms. If we cannot obtain funding when needed, in each case on acceptable terms, we may be unable to adequately fund our operating expenses and fund required capital expenditures, which may have an adverse effect on our revenues and results of operations.
Compliance with new and existing laws and governmental regulations could increase our costs significantly and adversely affect our results of operations.
The processing, formulation, safety, manufacturing, packaging, labeling, advertising and distribution of our products are subject to federal laws and regulation by one or more federal agencies, including the FDA, the FTC, the CPSC, the USDA, and the EPA. These activities are also regulated by various state, local and international laws and agencies of the states and localities in which our products are sold. Government regulations may prevent or delay the introduction, or require the reformulation, of our products, which could result in lost revenues and increased costs to us. For instance, the FDA regulates, among other things, the composition, safety, manufacture, labeling and marketing of dietary ingredients and dietary supplements (including vitamins, minerals, herbs, and other dietary ingredients for human use). Dietary supplements and dietary ingredients that do not comply with FDA’s regulations and/or the Dietary Supplement Health and Education Act of 1994 ("DSHEA") will be deemed adulterated or misbranded. Manufacturers and distributors of dietary supplements and dietary ingredients are prohibited from marketing products that are adulterated or misbranded, and the FDA may take enforcement action against any adulterated or misbranded dietary supplement on the market. The FDA has broad enforcement powers. If we violate applicable regulatory requirements, the FDA may bring enforcement actions against us, which could have a material adverse effect on our business, prospects, financial condition, and results of operations. The FDA may not accept the evidence of safety for any new dietary ingredient that we may wish to market, may determine that a particular dietary supplement or ingredient presents an unacceptable health risk based on the required submission of serious adverse events or other information, and may determine that a particular claim or statement of nutritional value that we use to support the marketing of a dietary supplement is an impermissible drug claim, is not substantiated, or is an unauthorized version of a "health claim." See Item 1, "Business-Government Regulation-Product Regulation" for additional information. Any of these actions could prevent us from marketing particular dietary supplement products or making certain claims or statements with respect to those products. The FDA could also require us to remove a particular product from the market. Any future recall or removal would result in additional costs to us, including lost revenues from any products that we are required to remove from the market, any of which could be material. Any product recalls or removals could also lead to an increased risk of litigation and liability, substantial costs, and reduced growth prospects.
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
Further, our franchise activities are subject to federal, state and international laws regulating the offer and sale of franchises and the governance of our franchise relationships. These laws impose registration, extensive disclosure requirements and bonding requirements on the offer and sale of franchises. In some jurisdictions, the laws relating to the governance of our franchise relationship impose fair dealing standards during the term of the franchise relationship and limitations on our ability to terminate or refuse to renew a franchise. We may, therefore, be required to retain an underperforming franchise and may be unable to replace the franchisee, which could adversely impact franchise revenues. In addition, we cannot predict the nature and effect of any future legislation or regulation on our franchise operations.
Additionally, due to our significant international operations we are subject to The U.S. Foreign Corrupt Practices Act (“FCPA”) and similar worldwide anti-corruption laws, including the U.K. Bribery Act of 2010, which is broader in scope than the FCPA, that generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business. Despite our training and compliance programs, we cannot be assured that our internal control policies and procedures will always protect us from reckless or criminal acts committed by our employees or agents. Our continued expansion outside the United States, including in developing countries, could increase the risk of FCPA violations in the future. Violations of these laws, or allegations of such violations, could result in a material adverse effect on our results of operations or financial condition.
Our failure to comply with FTC regulations and the consent decree imposed on us by the FTC could result in substantial monetary penalties and could adversely affect our operating results.
The FTC exercises jurisdiction over the advertising of dietary supplements and requires that all advertising to consumers be truthful and non-misleading. The FTC actively monitors the dietary supplement space and has instituted numerous enforcement actions against dietary supplement companies, including us, for failure to have adequate substantiation for claims made in advertising or for the use of false or misleading advertising claims. As a result of these enforcement actions, we are currently subject to a consent decree that limits our ability to make certain claims with respect to our hair care products. See Item 1, "Business-Government Regulation-Product Regulation" for more information. Failure by us or our franchisees to comply with the consent decree and applicable regulations could result in substantial monetary penalties, which could have a material adverse effect on our financial condition or results of operations.
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
The issuance of Series A Convertible Preferred Stock to Harbin Pharmaceutical Group Holdings Co., Ltd. pursuant to a Securities Purchase Agreement, as previously disclosed, reduces the relative voting power of holders of our common stock, may further dilute the ownership of such holders, and may adversely affect the market price of our common stock.
As previously disclosed, on February 13, 2018, we entered into a Securities Purchase Agreement (as amended from time to time, the “Securities Purchase Agreement”) with Harbin Pharmaceutical Group Holdings Co., Ltd. (the “Investor”), pursuant to which the Company has issued and sold to the Investor, and the Investor agreed to purchase from the Company, 299,950 shares of a newly created series of convertible preferred stock of the Company, designated the “Series A Convertible Preferred Stock” (the “Convertible Preferred Stock”), for a purchase price of $1,000 per share, or an aggregate of approximately $300 million (the “Securities Purchase”). The Convertible Preferred Stock is convertible into shares of our common stock at an initial conversion price of $5.35 per share, subject to customary anti-dilution adjustments. Pursuant to the terms of the Securities Purchase Agreement, the Investor assigned its interest in the Securities Purchase Agreement to Harbin Pharmaceutical Group Co., Ltd., a company incorporated in the People's Republic of China ("Harbin"). The transactions were effectuated as follows: (i) 100,000 shares of Convertible Preferred Stock were issued on November 8, 2018 for a total purchase price of $100,000,000, (ii) 50,000 shares of Convertible Preferred Stock were issued on January 2, 2019 for a total purchase price of $50,000,000 and (iii) 149,950 shares of Convertible Preferred Stock were issued on February 13, 2019 for a total purchase price of $149,950,000.
Harbin currently owns all of the outstanding shares of Convertible Preferred Stock, and based on the number of shares of our common stock outstanding as of December 31, 2018, plus the additional Convertible Preferred Stock subsequently issued to Harbin, the Convertible Preferred Stock owned by Harbin is convertible into approximately 40.1% of our common stock. Holders of the Convertible Preferred Stock are entitled to receive cumulative preferential dividends, payable quarterly in arrears, at an annual rate of 6.5% of the stated value of the Convertible Preferred Stock, and are entitled to vote together with the holders of the Company’s common stock as a single class, in each case, on an as-converted basis. Holders of the Convertible Preferred Stock also have certain limited special approval rights, including over amendments to the Company’s articles of incorporation, bylaws or other charter documents, including the Certificate of Designations in any manner that adversely affects any rights, preferences, privileges or voting powers of the Convertible Preferred Stock or holders of shares of Convertible Preferred Stock.

Conversion of the Convertible Preferred Stock to common stock would dilute the ownership interest of existing holders of our common stock, and any sales in the public market of the common stock issuable upon conversion of the Convertible Preferred Stock could adversely affect prevailing market prices of our common stock. We have granted Harbin registration rights in respect of the shares of common stock underlying the conversion of the Convertible Preferred Stock. These registration rights would facilitate the resale of these shares of our common stock into the public market, and any such resale would increase the number of shares of our common stock available for public trading. Sales by Harbin of a substantial number of shares of our common stock in the public market, or the perception that such sales might occur, could have a material adverse effect on the price of our common stock.
We are required to pay dividends on the Convertible Preferred Stock, which ranks senior to our common stock, and we may be required under certain circumstances to repurchase the outstanding shares of Convertible Preferred Stock; such obligations could adversely affect our liquidity and financial condition.
Holders of shares of Convertible Preferred Stock are entitled to receive cumulative preferential dividends, payable quarterly in arrears, at an annual rate of 6.5% of the stated value of $1,000 per share, subject to increase in connection with the payment of dividends in kind. Dividends are payable, at the Company’s option, in cash from legally available funds or in kind by issuing additional shares of Convertible Preferred Stock with such stated value equal to the amount of payment being made or by increasing the stated value of the outstanding Convertible Preferred Stock by the amount per share of the dividend or in a combination thereof. In addition, the holders of our Convertible Preferred Stock have certain redemption rights, including upon certain change in control events involving us, which, if exercised, could require us to repurchase all of the outstanding shares of Convertible Preferred Stock, prior to any distributions to holders of our common stock or other capital stock of the Company ranking junior to the Convertible Preferred Stock. Our obligations to pay dividends to the holders of our Convertible Preferred Stock or any required repurchase of the outstanding shares of Convertible Preferred Stock could impact our liquidity and reduce the amount of cash flows available for distribution to holders of our common stock, or for working capital, capital expenditures, growth opportunities, acquisitions, and other general corporate purposes. Our obligations to the holders of Convertible Preferred Stock could also limit our ability to obtain additional financing or increase our borrowing costs, which could have an adverse effect on our business and financial results.
Harbin may exercise significant influence over us, including through its ability to elect up to five members of our Board of Directors.
Based on the number of shares of our common stock outstanding as of December 31, 2018, plus the additional Convertible Preferred Stock subsequently issued to Harbin, the shares of Convertible Preferred Stock owned by Harbin represent approximately 40.1% of the voting rights of our common stock, on an as-converted basis, so Harbin will have the ability to significantly influence the outcome of any matter submitted for the vote of our stockholders. Pursuant to the Stockholders Agreement between the Company and Harbin, Harbin has the right to designate up to five directors (each an “Investor Designee”) to the Board. The number of Investor Designees may be adjusted from time to time, not to exceed five, in accordance with the terms of the Stockholders Agreement, to equal Harbin or its assigns’ proportionate ownership of the Company, rounded up to the nearest whole number of directors. When Harbin’s ownership of the Company falls below 15% of the outstanding common stock on as-converted basis, Harbin will no longer have the right to designate directors. Each of the Investor Designees is required to be reasonably satisfactory to the Company’s Nominating and Corporate Governance Committee. Harbin and its affiliates may have interests that diverge from, or even conflict with, those of our other stockholders. For example, Harbin and its affiliates may have an interest in directly or indirectly pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their other equity investments, even though such transactions might involve risks to us.
The terms and features of our current Notes may have a negative impact on our liquidity, dilution or reported financial results.
In the event the conditional conversion feature of the Notes is triggered, holders of Notes will be entitled to convert the Notes at any time during specified periods at their option. Further, upon the occurrence of certain “fundamental changes”, holders of our Notes will have the right to require us to repurchase their notes at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any. Unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation, as well as our repurchase obligations, through the payment of cash, which could adversely affect our liquidity. We may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of notes surrendered therefor or pay cash upon conversions of Notes being converted. In addition, our ability to repurchase the Notes or to pay cash upon conversions of the Notes may be limited by law, by regulatory authority or by agreements governing our existing or future indebtedness. Our failure to repurchase the Notes at a time when the repurchase is required by the Indenture or to pay any cash payable on future conversions of the Notes as required by the Indenture would constitute a default under the Indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or make cash payments upon conversions thereof.
In addition, the effect of Accounting Standards Codification ("ASC") 470-20, Debt with Conversion and Other Options on the accounting for the Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our Consolidated Balance Sheet, and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the Notes. As a result, we are required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the Notes to their face amount over the term of the Notes. We will report lower net income in our financial results because ASC 470-20 will require interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the Notes.
We operate a portion of our business with joint venture partners, which may restrict our operational and corporate flexibility; actions taken by the other partner may materially impact our financial position and results of operations; and we may not realize the benefits we expect to realize from a joint venture.
In connection with Harbin’s investment in the Company, we entered into a commercial joint venture in Hong Kong with respect to our e-commerce business in China (the “HK JV”). The HK JV has an exclusive right to use our trademarks and manufacture and distribute our products in China (excluding Hong Kong, Taiwan and Macau) via e-commerce channels. The HK JV is controlled 65% by Harbin and 35% by the Company. Likewise, we are in the process of forming a second joint venture with Harbin in China (the “China JV”) to operate GNC’s retail business in China. The China JV will have an exclusive right to use our trademarks and manufacture and distribute our products in China (excluding Hong Kong, Taiwan and Macau) via retail stores and pharmacies. Finally, on March 1, 2019 we entered into a joint venture arrangement with IVC regarding our Nutra manufacturing business (the “Manufacturing JV”). The Manufacturing JV is controlled 57% by IVC and 43% by the Company, and the Company’s ownership percentage will decrease over the next four years until IVC owns 100% of the Manufacturing JV. These relationships require us to share or cede operational control with respect to a critical portion of our market or product supply source, such that we may no longer have the flexibility to control completely the long-term manufacturing strategy. If we do not timely meet our commitments in such circumstances, our rights may be adversely affected. If our joint venture partners are unable or fail to uphold their obligations or do not operate in accordance with our expectations, our costs of operations could be increased, our revenue could decrease, and our reputation and brand could be adversely impacted. We could also incur liability as a result of actions taken by our joint venture partners. Disputes between us and Harbin or IVC may result in litigation or arbitration that would increase our expenses, delay or terminate product development and distract our officers and directors from focusing their time and effort on our business.
We depend on the services of key executives and other skilled professionals and our ability to attract, train and retain highly qualified associates. Any failure to attract or retain such individuals could affect our business strategy and adversely impact our performance and results of operations.
Our senior executives are instrumental in setting our strategic direction, operating our business, identifying, recruiting and training key personnel, identifying opportunities and arranging necessary financing. In addition, other key employees below the executive level, who are skilled professionals with deep knowledge of our business, are critical to the execution and success of our strategy. Our success also depends on the continued contributions of our store and field associates. We must attract, train and retain a large and growing number of qualified associates.
Losing the services of any of these groups of individuals could adversely affect our business and we may be unable to identify candidates of sufficient experience and capabilities in a timely fashion or at all, which could negatively impact our business and operations. Further, our ability to control labor and benefit costs is subject to numerous external factors, including regulatory changes, prevailing wage rates, and healthcare and other insurance costs. We compete with other retail and non-retail businesses for these store and field associates and invest significant resources in training and motivating them. There is no assurance that we will be able to attract or retain qualified store and field associates in the future, which could have a material adverse effect on our business, financial condition and results of operations.
We are not insured for a significant portion of our claims exposure, which could materially and adversely affect our operating income and profitability.
We have procured insurance independently for the following areas: (1) general liability; (2) product liability; (3) directors and officers liability; (4) network security and privacy liability; (5) property losses; (6) workers' compensation; (7) employment practice; and (8) various other areas. In addition, although we believe that we will continue to be able to obtain insurance in these areas in the future, because of increased selectivity by insurance providers, we may only be able to obtain such insurance at increased rates and/or with reduced coverage levels. Furthermore, we are self-insured for other areas, including: (1) physical damage to our vehicles for field personnel use; and (2) physical damages that may occur at company-owned stores. We are not insured for some property and casualty risks due to the frequency and severity of a loss, the cost of insurance and the overall risk analysis. In addition, we carry product liability insurance coverage that requires us to pay deductibles/retentions with primary and excess liability coverage above the retention amount. Because of our deductibles and self-insured retention amounts, we have significant exposure to fluctuations in the number and severity of claims. We currently maintain product liability insurance with a retention of $4.0 million per claim with an aggregate cap on retained loss of $10.0 million. We could raise our deductibles/retentions, which would increase our already significant exposure to expense from claims. If any claim exceeds our coverage, we would bear the excess expense, in addition to our other self-insured amounts. If the frequency or severity of claims or our expenses increase, our operating income and profitability could be materially and adversely affected.
Our operations are subject to environmental and health and safety laws and regulations that may increase our cost of operations or expose us to environmental liabilities.
We are subject to numerous federal, state, local and foreign environmental and health and safety laws and regulations governing our operations, including the handling, transportation and disposal of our non-hazardous and hazardous substances and wastes, as well as emissions and discharges from our operations into the environment, including discharges to air, surface water and groundwater. Failure to comply with such laws and regulations could result in costs for remedial actions, penalties or the imposition of other liabilities. New laws, changes in existing laws or the interpretation thereof, or the development of new facts or changes in their processes could also cause us to incur additional capital and operating expenditures to maintain compliance with environmental laws and regulations and environmental permits. For example, in March 2008, the South Carolina Department of Health and Environmental Control (the "DHEC") requested that we investigate contamination associated with historical activities at our South Carolina facility. Any failure by us to comply with environmental, health and safety requirements could result in the limitation or suspension of our operations, including operations at our manufacturing facility. We also could incur monetary fines, civil or criminal sanctions, third-party claims or cleanup or other costs as a result of violations of or liabilities under such requirements.
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
Our franchisees are independent operators and we have limited influence over their activities, including their implementation of strategic marketing and advertising programs.
Our revenues substantially depend upon our franchisees' sales volumes, profitability and financial viability. The support of our franchisees is critical for the success of our marketing programs and other strategic initiatives we seek to undertake, and the successful execution of these initiatives will depend on our ability to maintain alignment with our franchisees. However, our franchisees are independent operators and we cannot control many factors that impact the profitability of their stores. Pursuant to the franchise agreements, we can, among other things, mandate signage, equipment and hours of operation, establish operating procedures and approve suppliers, distributors and products, as well as certain strategic initiatives. However, the quality of franchise store operations may be diminished by any number of factors beyond our control, and we need the active support of our franchisees if the implementation of our strategic initiatives is to be successful. Consequently, franchisees may not successfully operate stores in a manner consistent with our standards and requirements or standards set by federal, state and local governmental laws and regulations. In addition, franchisees may not hire and train qualified managers and other personnel. Our efforts to build alignment with franchisees may result in a delay in the implementation of our marketing and advertising programs and other key initiatives. Although we believe that our current relationships with our franchisees are generally good, there can be no assurance that our franchisees will continue to support our marketing programs and strategic initiatives.
While we ultimately can take action to terminate franchisees that do not comply with the standards contained in our franchise agreements, any delay in identifying and addressing problems could harm our image and reputation, and our franchise revenues and results of operations could decline.
Additionally, we have limited influence over their ability to invest in other businesses or incur excessive indebtedness. In some cases, these franchisees have used the cash generated by their stores to expand their other businesses or to subsidize losses incurred by such businesses. Additionally, as independent operators, franchisees do not require our consent to incur indebtedness. Consequently, our franchisees have in the past, and may in the future, experience financial distress as a result of over leveraging. To the extent that our franchisees use the cash from their GNC stores to subsidize their other businesses or experience financial distress, due to over leverage or otherwise, it could negatively affect (1) our operating results as a result of delayed or reduced payments of royalties, advertising fund contributions and rents for properties we lease to them, (2) our future revenue, earnings and cash flow growth (3) our financial condition and (4) our reputation. In addition, lenders that are adversely affected by franchisees who default on their indebtedness may be less likely to provide current or prospective franchisees necessary financing on favorable terms or at all.
Our use of derivative instruments for hedging purposes may result in financial losses.
We may from time to time utilize derivative instruments to manage our exposure to fluctuations in fuel and certain other commodity prices, interest rates and foreign currency exchange rates. We could recognize losses on these contracts or fail to recognize the benefits intended by these contracts as a result of volatility in the market values of the underlying commodities or to the extent that a counterparty fails to perform. In the absence of actively-quoted market prices and pricing information from external sources, the valuation of these instruments involves judgment or use of estimates. Furthermore, changes in the value of derivatives designated under hedge accounting to the extent not fully offset by changes in the value of the hedged transaction can result in ineffectiveness losses that may have an adverse effect on our results of operations.
We have recognized impairment charges in the past and may recognize additional such charges in the future, which could adversely affect our results of operations and financial condition.
We evaluate goodwill and our indefinite-lived brand intangible asset for impairment on at least an annual basis. We evaluate property and equipment and definite-lived intangible assets for recoverability when indicators of impairment exist. We will recognize an impairment charge if: our indefinite-lived brand intangible asset has a carrying value that exceeds its estimated fair value; our goodwill has a carrying value for an applicable reporting unit that exceeds its fair value; or our property and equipment and definite-lived intangible assets have estimated future undiscounted cash flows that are less than the applicable carrying values. In assessing fair value, we rely primarily on a discounted cash flow analysis, as well as other generally accepted valuation methodologies. These analyses rely on the judgments and estimates of management, which involve inherent uncertainties. Impairment losses are significantly affected by estimates of future operating cash flows and estimates of fair value as well as the Company's total market capitalization. Estimates of future operating cash flows are identified from strategic long-term plans, which are based upon experience, knowledge, and expectations; however, these estimates can be affected by such factors as future operating results, future store profitability, future volumes, revenue and expense growth rates and asset disposal values and future economic conditions, all of which can be difficult to predict accurately. Any significant deterioration in macroeconomic conditions could affect the fair value of our long-lived assets and could result in future impairment charges, which would adversely affect our results of operations. For example, we recorded long-lived asset impairment charges of $38.2 million during the year ended December 31, 2018. While we currently believe that the fair values of our long-lived assets exceed their respective carrying values, changes in our estimates and assumptions regarding the future performance of our business could result in further impairment charges, which may have a material adverse effect on our results of operations and overall financial condition.
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
The market price for our common stock has varied during the twelve-month period ended December 31, 2018 between a high of $5.26 on January 18, 2018 and a low of $2.25 on December 21, 2018. Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors, including those additional factors discussed under the heading “Risk Factors” in this Annual Report, as well as: variations in our quarterly operating results from our expectations or those of securities analysts or other investors; revisions in analyst estimates or announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments; or the sale of substantial amounts of our common stock.
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
                On December 22, 2017, United States tax reform legislation known as The Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”) was enacted. The 2017 Tax Act made significant changes to the Internal Revenue Code, including a reduction in the corporate tax rate from 35% to 21%. This rate reduction is effective for tax years beginning after December 31, 2017. As a result, our future effective tax rate may differ from current and historical rates due to the 2017 Tax Act.  Furthermore, in light of our global earnings mix, future changes in domestic and international tax laws in the various jurisdictions in which we operate as well as changes to our tax positions could also impact the effective tax rate on a prospective basis.
Item 1B.    UNRESOLVED STAFF COMMENTS.
None.

Item 2.    PROPERTIES.
As of December 31, 2018, there were 8,383 GNC store locations globally (including distribution centers where retail sales are made). In our U.S. and Canada segment substantially all of our stores are located on leased premises that typically range in size from 1,000 to 2,000 square feet. Most all of our domestic franchisees are located on premises GNC leases and then subleases to our respective franchisees. All of our franchise stores in the international markets are owned or leased directly by our franchisees. No single store is material to our operations. The table below presents our consolidated stores by location in the U.S. and international countries as of December 31, 2018.

Location	Company-Owned	Domestic Franchise	International Franchise*
Alabama	36	14	Argentina	2
Alaska	14	—	Aruba	1
Arizona	70	3	Bahrain	6
Arkansas	24	4	Bangladesh	1
California	269	120	Bolivia	28
Colorado	68	5	Brunei	3
Connecticut	39	2	Bulgaria	8
Delaware	17	3	Cayman Islands	2
District of Columbia	7	1	Chile	168
Florida	259	103	Costa Rica	26
Georgia	105	36	Dominican Republic	3
Hawaii	26	—	Ecuador	1
Idaho	12	3	El Salvador	15
Illinois	100	44	Guam	3
Indiana	59	18	Guatemala	63
Iowa	30	3	Honduras	7
Kansas	27	9	Hong Kong	92
Kentucky	38	7	India	48
Louisiana	47	13	Indonesia	58
Maine	8	—	Latvia	1
Maryland	69	17	Lebanon	10
Massachusetts	76	3	Lithuania	1
Michigan	82	33	Malaysia	83
Minnesota	58	19	Mexico	624
Mississippi	24	16	Mongolia	7
Missouri	52	8	Montenegro	2
Montana	8	2	Myanmar	1
Nebraska	9	12	Nigeria	10
Nevada	31	10	Oman	6
New Hampshire	19	5	Pakistan	7
New Jersey	93	41	Panama	16
New Mexico	22	2	Paraguay	6
New York	194	45	Peru	34
North Carolina	119	21	Philippines	36
North Dakota	9	—	Qatar	7
Ohio	109	36	Romania	8
Oklahoma	24	16	Saudi Arabia	59
Oregon	31	3	Singapore	61
Pennsylvania	141	35	South Africa	161
Rhode Island	14	—	South Korea	139
South Carolina	45	20	Sri Lanka	1
South Dakota	6	5	Taiwan	51
Tennessee	51	24	Thailand	34
Texas	139	219	Trinidad	9
Utah	35	6	Turks & Caicos	2
Vermont	4	—	Turkey	1
Virginia	88	29	UAE	18
Washington	59	14	Ukraine	1
West Virginia	20	6	Vietnam	10
Wisconsin	64	2
Wyoming	9	—
Puerto Rico	29	—
Military bases in other U.S. territories	1	—
U.S. Subtotal	2,989	1,037
Canada	217	—
Ireland	11	—
China	5	—
Total	3,222	1,037	Total	1,941
* Includes distribution centers where retail sales are made.

In our Manufacturing / Wholesale segment, there are 2,183 GNC franchise "store-within-a-store" locations under our strategic alliance with Rite Aid.
In addition to the above, we own and lease the following locations to support our store operations:

Location	Approximate Square Footage (in 000s)	Own or Lease
Corporate Headquarters:
Pittsburgh, PA	253	Own
Nutra Manufacturing:
Greenville, SC (1)	280	Own
Distribution Centers:
Anderson, SC (1)	813	Own
Indianapolis, IN	343	Lease
Leetsdale, PA	217	Lease
Phoenix, AZ	112	Lease
Other Locations / Offices:
Boston, MA	2	Own
Tustin, CA	4	Lease
Mississauga, Ontario	5	Lease
Dublin, Ireland	<7	Lease
Shanghai, China	1	Lease
(1) We manufacture approximately half of our proprietary products at our manufacturing facility in Greenville, South Carolina. The Anderson, South Carolina location is used for packaging, materials receipt, lab testing, warehousing and distribution. Both the Greenville and Anderson facilities are leased on a long-term basis pursuant to "fee-in-lieu-of-taxes" arrangements with the counties in which the facilities are located, but we retain the right to purchase each of the facilities at any time during the lease for $1.00, subject to a loss of property tax benefits. As a result, the land and building of these facilities are recorded within property and equipment on our Consolidated Balance Sheet.
Our manufacturing facility is used by the Manufacturing / Wholesale segment.  Distribution centers are used by all of our segments.  Retail stores are used by the U.S. and Canada and International segments depending upon location.
Item 3.    LEGAL PROCEEDINGS.
DMAA/Aegeline Claims.   We are engaged in various legal actions, claims and proceedings arising in the normal course of business, some of which are covered by insurance for which we have rights of indemnification. These actions, claims and proceedings are of the sort that are commonly encountered in the nutritional supplement retail industry, including claims related to breach of contracts, products liabilities, intellectual property matters and employment-related matters resulting from our business activities. Although the impact of the final resolution of these matters on the Company's financial condition, results of operations or cash flows is not known, management does not believe that the resolution of these lawsuits will have a material adverse effect on the financial condition, results of operations or liquidity of the Company.
As disclosed in prior Annual Reports on Form 10-K and Quarterly Reports on Forms 10-Q, prior to December 2013, we sold products manufactured by third parties that contained derivatives from geranium known as 1.3-dimethylpentylamine/ dimethylamylamine/ 13-dimethylamylamine, or "DMAA," which were recalled from our stores in November 2013, and/or Aegeline, a compound extracted from bael trees. As of December 31, 2018, individuals (on their own behalf or on behalf of minors or estates have filed 27 personal injury lawsuits involving products containing DMAA and/or Aegeline, where we (or one of our wholly-owned subsidiaries) along with the third-party vendor, have been named as parties:

•	Case No. 140502403, filed May 20, 2014 in Common Pleas Court of Philadelphia County, Pennsylvania

•	Case No. 15-1-0847-05, filed May 1, 2015, in the first Circuit Court, State of Hawaii

•	Cases filed in the District Court for the District of Hawaii as follows:

- Case No. 3-00639 DMK, filed November 21, 2013	- Case No. CV 14-00029, filed January 23, 2014
- Case No. CV 14-00030, filed January 23, 2013	- Case No. CV 14-00031, filed January 23, 2014
- Case No. CV 14-00032, filed January 23, 2014	- Case No. CV14-00029, filed January 23, 2014
- Case No. 14-cv-00364 filed October 24, 2014	- Case No. CV14-00365 filed October 24, 2014
- Case No. CV14-00366 filed August 15, 2014	- Case No. 14-cv-00367 filed October 24, 2014
- Case No. CV-15-00228, filed June 17, 2016

•	Cases filed in the Superior Court of California as follows:
Orange County:

- Case No. 2014-00740258 filed August 18, 2014	- Case No. 30-2015-00776749, filed March 12, 2015
- Case No. 30-2015-00783256-CU-PL-CXC, filed April 16, 2015
San Diego County:

- Case No. 37-2015-00008404, filed March 13, 2015	- Case No. 37-2014-110924, filed September 8, 2014
- Case No. 37-2013-00074052-CU-PL-CTL, filed November 1, 2013
Los Angeles County:

- Case No. BC559542, filed October 6, 2014	- Case No. BC575264, filed March 13, 2015
- Case No. BC575262, filed March 13, 2015	- Case No. BC534065, filed January 23, 2014
Monterey County:

- Case No. M131321, filed March 13, 2015	- Case No. M131322, filed March 13, 2015
Santa Clara County:

- Case No. 115CV78045, filed March 13, 2015	- Case No. CV-14-0037, filed January 24, 2014
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
Other Legal Proceedings.    For additional information regarding certain legal proceedings to which we are a party, see Item 8, "Financial Statements and Supplementary Data," Note 12, "Commitments and Contingencies."
Item 4.     MINE SAFETY DISCLOSURES
Item 4 is not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF SECURITIES.
Market Information
Since March 31, 2011, our common stock has been traded on the NYSE under the symbol "GNC." As of March 7, 2019, there were 83,965,939 shares of common stock outstanding, the closing price of our common stock was $2.46 per share, and we had 12 stockholders of record (including 7 holders of restricted stock).
Dividends
In February 2017, the Board of Directors approved our recommendation to suspend the quarterly dividend.  The dividend suspension is part of a broader plan to utilize a greater portion of our free cash to reduce debt.
Issuer Purchases of Equity Securities

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Dollar Value of Shares That May Yet be Purchased Under the Plan or Program
October 1 to October 31, 2018	—	$—	—	$197,795,011
November 1 to November 30, 2018	—	$—	—	$197,795,011
December 1 to December 31, 2018	—	$—	—	$197,795,011
Total	—	$—	—
(1) Other than as set forth in the table above, we made no purchases of shares of Class A common stock for the quarter ended December 31, 2018.
(2) In August 2015, the Board approved a $500.0 million multi-year repurchase program in addition to the $500.0 million multi-year program approved in August 2014, bringing the aggregate share repurchase program to $1.0 billion of Holdings' common stock. As of December 31, 2018, $197.8 million remains available for purchase under the program.

Stock Performance Graph
The graph below matches GNC Holdings, Inc.'s cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the S&P 500 index and the S&P 500 Retail index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2013 to December 31, 2018.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among GNC Holdings, Inc., the S&P 500 Index,
and S&P 500 Retail Index

$200
$150
$100
$50
$0
12/13
12/14
12/15
12/16
12/17
12/18
GNC Holdings, Inc.
S&P 500
S&P 500 Retail Index

*$100 invested on December 31, 2013 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2019 Standard & Poor's, a division of S&P Global. All rights reserved

Item 6.    SELECTED FINANCIAL DATA.
The selected consolidated financial data presented below as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016 are derived from our audited Consolidated Financial Statements and Footnotes included in this Annual Report. The selected consolidated financial data presented below as of December 31, 2016, 2015 and 2014 and for the years ended December 31, 2015 and 2014 are derived from our audited Consolidated Financial Statements and Footnotes not included in this Annual Report.
You should read the following financial information together with the information under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited Consolidated Financial Statements and related notes in Item 8, "Financial Statements and Supplementary Data."

	As of and for the Year ended December 31,
(in millions, except per share data)	2018	2017 (1)	2016 (1)	2015	2014
Statement of Operations Data: (2)
Revenue	$2,353.5	$2,481.0	$2,570.0	$2,683.3	$2,655.0
Cost of sales, including warehousing, distribution and occupancy	1,581.8	1,656.5	1,683.4	1,698.7	1,674.8
Gross profit	771.7	824.4	886.6	984.6	980.2
Selling, general and administrative	620.9	624.3	597.0	567.3	554.9
Gains on refranchising	(0.5)	(0.3)	(16.0)	(7.6)	(9.9)
Long-lived asset impairments	38.2	457.8	476.6	28.3	—
Other loss (income) net (3)	0.8	(0.5)	0.4	3.5	(4.2)
Operating income (loss)	112.4	(256.8)	(171.3)	393.1	439.5
Interest expense, net	127.1	64.2	60.4	50.9	46.7
Gain on convertible debt and debt refinancing costs	—	(11.0)	—	—	—
Loss on debt refinancing	16.7	—	—	—	—
Gain on forward contracts for the issuance of convertible preferred stock	(88.9)	—	—	—	—
Income (loss) before income taxes	57.5	(310.0)	(231.8)	342.2	392.8
Income tax (benefit) expense	(12.3)	(159.8)	53.5	122.9	136.9
Net income (loss)	$69.8	$(150.3)	$(285.2)	$219.3	$255.9
Weighted average shares outstanding:
Basic	83.4	68.8	69.4	83.9	90.5
Diluted	86.2	68.8	69.4	84.2	90.9
Earnings (Loss) per share:
Basic	$0.83	$(2.18)	$(4.11)	$2.61	$2.83
Diluted	$0.81	$(2.18)	$(4.11)	$2.60	$2.81
Dividends declared per share	$—	$—	$0.80	$0.72	$0.64
Balance Sheet Data:
Cash and cash equivalents	$67.2	$64.0	$34.5	$56.5	$133.8
Working capital (4)(5)	376.5	475.9	475.4	504.3	628.4
Total assets (5)	1,527.9	1,519.8	2,058.8	2,543.5	2,670.6
Total current and non-current long-term debt	1,152.3	1,297.0	1,540.5	1,449.2	1,337.9
Mezzanine Equity	98.8	—	—	—	—
Stockholders' (deficit) equity	(114.3)	(185.9)	(117.6)	468.6	756.0
Statement of Cash Flows:
Net cash provided by operating activities	$95.9	$220.5	$208.2	$354.5	$303.8
Net cash used in investing activities	(16.5)	(23.8)	(22.4)	(45.6)	(75.5)
Net cash used in financing activities	(75.8)	(168.1)	(207.5)	(384.5)	(321.0)

Capital expenditures	19.0	32.1	59.6	45.8	70.5

(1)
2017 and 2016 Statement of Operation and Balance Sheet data have been revised to reflect the impact of the adoption of ASC 606. Refer to Item 8, "Financial Statements and Supplementary Data," Note 2, "Basis of Presentation and Summary of Significant Accounting Policies" for more information.

(2)	Figures may not sum due to rounding.

(3)	In 2018, other loss principally related to $0.8 million of foreign currency loss.
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

(4)	Defined as current assets less current liabilities.

(5)
Includes the adoption of ASU 2015-17 in the first quarter of fiscal 2017 relating to the presentation of deferred tax assets and liabilities as non-current on the balance sheet. The company reclassified current deferred income tax assets formerly presented within total current assets as a reduction to deferred income taxes presented within total long-term liabilities on the Consolidated Balance Sheet for 2016, 2015, 2014, and 2013 of $12.8 million, $10.9 million, $7.6 million, and $3.8 million, respectively.

The following table summarizes our stores for the periods indicated:

	Year Ended December 31,
	2018	2017	2016	2015	2014
U.S. & Canada
Company-owned (a):
Beginning of period balance	3,423	3,513	3,584	3,487	3,332
Store openings	24	59	69	115	183
Acquired franchise stores (b)	25	60	21	44	25
Franchise conversions (c)	(9)	(2)	(102)	(33)	(25)
Store closings	(257)	(207)	(59)	(29)	(28)
End of period balance	3,206	3,423	3,513	3,584	3,487
Domestic Franchise:
Beginning of period balance	1,099	1,178	1,084	1,070	1,012
Store openings	12	29	33	32	70
Acquired franchise stores (b)	(25)	(60)	(21)	(44)	(25)
Franchise conversions (c)	9	2	102	33	25
Store closings	(58)	(50)	(20)	(7)	(12)
End of period balance	1,037	1,099	1,178	1,084	1,070
International (d)
Beginning of period balance	2,015	1,973	2,095	2,150	2,034
Store openings (e)	61	243	108	144	208
Store closings (f)	(119)	(201)	(230)	(199)	(92)
End of period balance	1,957	2,015	1,973	2,095	2,150
Store-within-a-store (Rite Aid):
Beginning of period balance	2,418	2,358	2,327	2,269	2,215
Store openings	62	70	41	59	60
Store closings (g)	(297)	(10)	(10)	(1)	(6)
End of period balance	2,183	2,418	2,358	2,327	2,269
Total Stores	8,383	8,955	9,022	9,090	8,976
_______________________________________________________________________________

(a)	Includes Canada.

(b)	Stores that were acquired from franchisees and subsequently converted into company-owned stores.

(c)	Company-owned store locations sold to franchisees.

(d)	Includes franchise locations in approximately 50 countries (including distribution centers where sales are made) and company-owned stores located in Ireland (The Health Store) and China.

(e)
In 2017, store openings include 145 store-within-a-store locations in South Africa not formerly included in the store count. Effective at the end of the third quarter of 2017, these stores were subject to royalties on retail sales and as a result, have been included in the store count.

(f)	In 2017, store closings include 68 store-within-a-store locations in Peru which did not contribute significantly to revenue.

(g)	In 2018, store closings primarily related to Walgreens acquisition of certain Rite Aid locations.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
Overview
We are a global health and wellness brand with a diversified, multi-channel business. Our assortment of performance and nutritional supplements, vitamins, herbs and greens, health and beauty, food and drink and other general merchandise features innovative private-label products as well as nationally recognized third-party brands, some of which are exclusive to GNC. We derive our revenues principally from: product sales through our company-owned stores; the internet primarily through our websites, GNC.com and prior to the sale of its assets on September 30, 2017, LuckyVitamin.com, as well as third-party websites; domestic and international franchise activities; and sales of products manufactured in our facility to third parties. We sell products through a worldwide network of approximately 8,400 locations operating under the GNC brand name.
We believe the competitive strengths that position us as a leader in the specialty nutritional supplement space include our: well-recognized brand; stable base of long-term customers; geographically diverse store base; proprietary product and innovation capabilities; and differentiated service model designed to enhance the customer experience.
Our Current Strategy
In the first quarter of 2018, we extended our debt maturity and announced a strategic partnership with Harbin Pharmaceutical Group Co., Ltd. (“Harbin”), which included the issuance of 299,950 shares of newly created Series A Convertible Preferred Stock for a purchase price of $1,000 per share funded in three tranches, and the establishment of commercial joint ventures in China. On November 7, 2018, we announced the completion of the first tranche of a $100 million investment by Harbin in GNC, in return for 100,000 shares of convertible preferred stock to Harbin. Harbin funded the second tranche of $50 million for the purchase of 50,000 shares of convertible preferred stock on January 2, 2019 and the final tranche of approximately $150 million for the purchase of 149,950 shares of convertible preferred stock on February 13, 2019. In conjunction with the final tranche, the formation of the HK JV was completed. The Hong Kong-based China e-commerce joint venture includes the operations of the existing profitable, growing cross border China e-commerce business. We anticipate completing the formation of the second, retail-focused joint venture located in China in the second or third quarter of 2019 following the completion of certain routine regulatory and legal requirements.
In March 2019, we announced the formation of a strategic joint venture with IVC. The joint venture will enable GNC quality and R&D teams to continue to support product development and increase focus on product innovation, while IVC will manage manufacturing and integrate with GNC's supply chain thereby driving more efficient usage of capital. Under the terms of the agreement, GNC received $101 million in 2019 and contributed its Nutra manufacturing and Anderson facility net assets in exchange for an initial 43% interest in the newly formed joint venture. Over the next four years, GNC will receive an additional $75 million from IVC as their ownership of the joint venture increases to 100%.

•
Proprietary products and innovation capabilities. We believe that product innovation is critical to our growth, brand image superiority and competitive advantage. Through market research, interactions with customers and partnerships with leading industry vendors, we work to identify shifting consumer trends that can inform our product development process. We believe that our brand portfolio of proprietary products, which are available in our stores, on GNC.com, on our market place on Amazon.com and other third-party websites, advances GNC's brand presence and our general reputation as a leading retailer of health and wellness products.  GNC brand mix for domestic system-wide sales increased to 51% for the year ended December 31, 2018 compared with 44% for the year ended December 31, 2017.

Slimvance, our category defining weight loss product, which launched during the first quarter of 2018, has successfully attracted new customers and drove incremental margin in 2018. During the second quarter, we saw strong performance from the re-launch of our Amp sports performance product line and the extension of our Beyond Raw brand. During the third quarter of 2018, we launched the nature-inspired Earth Genius product line that spans multiple categories and TamaFlex, an exclusive blend of botanicals proven effective for joint health.

•
Loyalty programs. As of December 31, 2018, our loyalty membership was 17.0 million members as compared with 11.4 million members at the end of 2017; an increase of 49%.  Included in our loyalty membership at December 31, 2018 are approximately 1.0 million members enrolled in PRO Access.

•
Retail customer experience. Our goal is to create a consistent and satisfying experience for all of our customers, whether they find us in a retail store, online, or on a mobile device, and we are investing in omni-channel capabilities to further enhance our in-store experience. Our store base is a competitive advantage over online-only competitors especially as we continue to develop our associates to deliver thoughtful assistance and advice.

•	International. Our international business is a growth opportunity and we are focused on developing partnerships that can grow our reach in attractive global markets.

•
Partnership with Harbin. We expect that the partnership with Harbin will continue to strengthen our balance sheet and position us to fully leverage the opportunity in China through Harbin’s extensive distribution, marketing and sales infrastructure.

•
Partnership with IVC. The strategic partnership with IVC will create meaningful efficiencies in manufacturing and further strengthen the innovation and product development capabilities that set us apart.

•
Store Optimization. As we focus on optimizing profitability, we performed a detailed review of our store portfolio and identified approximately 700-900 corporate stores in the U.S. and Canada that will be closed within the next three years at the end of their current lease terms. This review also identified other stores in which we are considering alternatives such as seeking lower rent or a shorter lease term.

Key Performance Indicators
The primary key performance indicators that senior management focuses on include revenue and operating income for each segment, which are discussed in detail within "Results of Operations", as well as same store sales growth.
The table below presents the key components of same store sales.

	2018					2017
U.S. Company-Owned Same Store Sales, including GNC.com	Q1 3/31	Q2 6/30	Q3 9/30	Q4 12/31	YTD 12/31	Q1 3/31	Q2 6/30	Q3 9/30	Q4 12/31	YTD 12/31
Domestic retail same store sales	(1.2)%	(4.2)%	(3.4)%	(1.4)%	(2.6)%	(3.6)%	(0.5)%	(1.2)%	0.2%	(1.4)%
GNC.com contribution to same store sales	1.7%	3.8%	1.3%	0.8%	2.0%	(0.3)%	(0.4)%	2.5%	5.5%	1.6%
Total same store sales	0.5%	(0.4)%	(2.1)%	(0.6)%	(0.6)%	(3.9)%	(0.9)%	1.3%	5.7%	0.2%
Same store sales include point-of-sale retail sales from all our company-owned domestic stores which have been operating for twelve full months following the opening day and retail sales from GNC.com. We are an omni-channel retailer with capabilities that allow a customer to use more than one channel when making a purchase, including in-store and through e-commerce channels, which include our wholly-owned website GNC.com and third-party websites, including Amazon (the sales from which are included in the GNC.com business unit) where product assortment and price are controlled by us, in which purchases are fulfilled by direct shipment to the customer from one of our distribution facilities as well as third-party e-commerce vendors. In-store sales are reduced by sales originally consummated online or through mobile devices and subsequently returned in-store. Sales of membership programs, including the new PRO Access loyalty program and former Gold Card program, which is no longer offered in the U.S., as well as the net change in the deferred points liability associated with the myGNC Rewards program, are excluded from same store sales.
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
(Expressed as a percentage of total consolidated revenue unless indicated otherwise)

	Year ended December 31,
	2018(1)	2017 (1)	2016 (1)
Revenues:
U.S. and Canada	82.9%	81.4%	81.1%
International	8.1%	7.2%	6.3%
Manufacturing / Wholesale:
Intersegment revenues	11.2%	9.3%	8.5%
Third Party	9.0%	8.8%	9.3%
Subtotal Manufacturing / Wholesale	20.2%	18.1%	17.8%
Other	—%	2.6%	3.3%
Elimination of intersegment revenue	(11.2)%	(9.3)%	(8.5)%
Total net revenues	100.0%	100.0%	100.0%
Operating expenses:
Cost of sales, including warehousing, distribution and occupancy	67.2%	66.8%	65.5%
Gross Profit	32.8%	33.2%	34.5%
Selling, general and administrative expenses	26.4%	25.2%	23.2%
Gains on refranchising	0.0%	0.0%	(0.6)%
Long-lived asset impairments	1.6%	18.5%	18.5%
Other loss (income), net	—%	—%	0.0%
Total operating expenses	95.2%	110.4%	106.7%
Operating income (loss):
U.S. and Canada (2)	4.9%	(12.1)%	(5.1)%
International (2)	31.5%	34.3%	35.1%
Manufacturing / Wholesale (2)	13.2%	10.9%	(3.9)%
Unallocated corporate costs and other:
Corporate costs	(4.5)%	(4.1)%	(4.0)%
Other	—%	(0.8)%	—%
Subtotal unallocated corporate and other costs	(4.5)%	(5.0)%	(4.0)%
Total operating income (loss)	4.8%	(10.4)%	(6.7)%
Interest expense, net	5.4%	2.6%	2.4%
Gain on convertible debt and debt refinancing costs	—%	(0.4)%	—%
Loss on debt refinancing	0.7%	—%	—%
Gain on forward contracts for the issuance of convertible preferred stock	(3.8)%	—%	—%
Income (loss) before income taxes	2.4%	(12.5)%	(9.0)%
Income tax (benefit) expense	(0.5)%	(6.4)%	2.1%
Net income (loss)	3.0%	(6.1)%	(11.1)%
(1) Figures may not sum due to rounding
(2) Calculated as a percentage of segment revenue

Non-GAAP Measures

We have included non-GAAP financial measures below, which has been adjusted to exclude the impact of certain transactions because we believe it represents an effective supplemental means by which to measure our operating performance. We believe that this metric is useful to investors as it enables our management and our investors to evaluate and compare our results from operations in a more meaningful and consistent manner by excluding specific items that are not reflective of ongoing operating results. However, this metric is not a measurement of our operating performance under GAAP and should not be considered as an alternative to earnings per share, net income, or any other performance measures derived in accordance with GAAP, or as an alternative to GAAP cash flow from operating activities, or as a measure of our profitability or liquidity.

Reconciliation of Net Income (Loss) and Diluted EPS to Adjusted Net Income and Adjusted EPS
(in thousands, except per share data)

	Year ended December 31,
	2018		2017			2016
	Net Income	Diluted EPS	Net (Loss) Income		Diluted EPS	Net (Loss) Income	Diluted EPS

Reported	$69,780	$0.81	$(150,262)		$(2.18)	$(285,219)	$(4.11)
Gains on refranchising	(513)	—	(314)		—	(16,042)	(0.23)
Retention (1)	6,971	0.08	—		—	—	—
Gain on convertible debt and debt refinancing costs	—	—	(10,996)		(0.16)	—	—
Loss on debt refinancing	16,740	0.19	—		—	—	—
Gain on forward contracts for the issuance of convertible preferred stock (2)	(88,942)	(1.03)	—		—	—	—
Joint venture start-up costs (3)	1,624	0.02	—		—	—	—
SG&A (4)	2,162	0.03	7,730		0.11	9,966	0.14
Long-lived asset impairments	38,236	0.44	457,794		6.64	476,553	6.86
Loss on sale of Lucky Vitamin	—	—	1,696		0.02	—	—
Amortization of discount in connection with early debt payment	3,542	0.04	—	—	—	—	—
Tax effect of items above (5)	(16,954)	(0.20)	(119,819)		(1.73)	(32,615)	(0.46)
Reduction to valuation allowance on DTA (6)	—	—	(3,860)		(0.06)	—	—
Revaluation of net deferred tax liabilities associated with tax reform	—	—	(86,786)		(1.26)	—	—
Discrete tax benefit (7)	(3,583)	(0.04)	—		—	—	—
Adjusted	$29,063	$0.34	$95,183		$1.38	$152,643	$2.20

Weighted average diluted common shares outstanding	86,171		68,923			69,534

Reconciliation of Net Income (Loss) to Adjusted EBITDA
(in thousands)

	Year ended December 31,
	2018	2017	2016

Net income (loss)	$69,780	$(150,262)	$(285,219)
Income tax (benefit) expense	(12,305)	(159,779)	53,459
Interest expense, net	127,080	64,221	60,443
Gain on convertible debt and debt refinancing costs	—	(10,996)	—
Loss on debt refinancing	16,740	—	—
Gain on forward contracts for the issuance of convertible preferred stock (2)	(88,942)	—	—
Depreciation and amortization (8)	47,105	56,809	60,038
Retention (1)	6,971	—	—
Joint venture start-up costs (3)	1,624	—	—
SG&A (4)	2,162	7,730	9,966
Long-lived asset impairments	38,236	457,794	476,553
Loss on sale of Lucky Vitamin	—	1,696	—
Gains on refranchising	(513)	(314)	(16,042)
Adjusted EBITDA	$207,938	$266,899	$359,198

(1) Relates to an incentive program to retain senior executives and certain other key personnel below the executive level who are critical to the execution and success of the Company's strategy. The total amount awarded was approximately $10 million, which vests in four installments of 25% each. Vesting dates are on the earlier of February 2019 or the closing of the Harbin transaction, February 2019, August 2019 and February 2020.

(2) Relates to the change in fair value of the forward contracts related to the issuance of convertible preferred stock.

(3) Relates to legal and other start-up costs incurred in connection with the formation of commercial joint ventures in China with Harbin.

(4) 2018 includes $1.3 million of legal-related charge and $0.9 million of severance expenses associated with the organizational realignment to more effectively align the structure in support of the key growth areas of the Company. 2017 includes $3.3 million of executive placement costs primarily related to make-whole stock-based compensation awards including the impact of accelerated vesting associated with a Section 83(b) tax election and $4.4 million of legal-related charges. 2016 includes $5.1 million legal-related charges, $4.5 million of severance expense associated with the departure of the former CEO and $0.4 million store closing-related costs.

(5) The 2018 tax rate was calculated using a federal rate plus a net state rate that excluded the impact of certain state NOL's, state credits and valuation allowance. The 2017 and 2016 tax rates were calculated using the Company's annual effective tax rate, adjusted to exclude discrete items and the tax impact of certain significant transactions including goodwill and indefinite-lived assets impairment, gains on convertible debt, and reduction in valuation allowance.

(6) Relates to a reduction to a valuation allowance based on a change in circumstances, which caused a change in judgment about the realizability of a deferred tax asset related to net operating losses.

(7) Relates to discrete tax benefits associated with finalization of the Company’s 2017 federal income tax return.

(8) The decrease in the current year compared with the prior year was primarily due to the prior year accelerated depreciation associated with the re-platforming of the GNC.com website from a third-party to a cloud-based solution, as well as long-lived asset impairments recorded within the U.S. and Canada segment for certain of our underperforming stores in the third and fourth quarter of 2017.

GNC HOLDINGS, INC. AND SUBSIDIARIES
Reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow
(in thousands)

	Year ended December 31,
	2018	2017
	(unaudited)

Net cash provided by operating activities	$95,868	$220,508
Capital expenditures	(18,981)	(32,123)
Refranchising proceeds	2,924	3,983
Store acquisition costs	(410)	(1,989)
Third-party fees associated with refinancing	16,322	—
Proceeds from sale of Lucky Vitamin	—	6,367
Free cash flow	$95,723	$196,746

Comparison of the Years Ended December 31, 2018 (current year) and 2017 (prior year)
Revenues
Our consolidated net revenues decreased $127.5 million, or 5.1%, to $2,353.5 million in the current year compared with $2,481.0 million in 2017. The decrease was primarily due to the sale of Lucky Vitamin on September 30, 2017, which resulted in a $66.2 million reduction to revenue, and lower sales associated with store closures at the end of their lease term, which is a component of our store portfolio optimization strategy.
U.S. and Canada.    Revenues in our U.S. and Canada segment decreased $67.7 million, or 3.4%, to $1,951.2 million in the current year compared with $2,018.9 million in 2017. The decrease in revenue in the current year as compared with the prior year was primarily due to the following:

•	The decrease in the number of corporate stores from 3,423 at December 31, 2017 to 3,206 at December 31, 2018 contributed an approximate $34 million decrease to revenue;

•
A decrease of $23.0 million relating to the termination of the U.S. Gold Card Member Pricing program, which resulted in the recognition of domestic Gold Card deferred revenue of $24.4 million, net of $1.4 million of applicable coupon redemptions in the prior year;

•
A decrease in U.S. company-owned same store sales of 0.6%, which includes GNC.com sales, resulted in a $9.2 million decrease to revenue. E-commerce sales were 7.9% of U.S. and Canada revenue in the current year compared with 6.3% in the prior year;

•
A decrease in domestic franchise revenue of $24.4 million to $301.6 million in the current year compared with $326.0 million in 2017 due to the impact of a decrease in retail same store sales of 2.9% and a decrease in the number of franchise stores from 1,099 at December 31, 2017 to 1,037 at December 31, 2018;

•	A decrease in Canada company-owned stores revenue of $8.3 million primarily due to negative same store sales of 7.6%; and

•
Partially offsetting the above decreases in revenue was an increase of $32.9 million related to our loyalty program; PRO Access paid membership fees and the myGNC Rewards change in deferred points liability.

International.   Revenues in our International segment increased $13.6 million, or 7.7%, to $191.4 million in 2018 compared with $177.8 million in 2017. Revenues from our China business increased by $9.6 million in the current year compared with the prior year largely due to higher cross-border e-commerce sales. Revenue from our international franchisees increased $3.6 million in the current year compared with the prior year despite reporting a decrease in retail same store sales (in local currency) of 1.3%.
Manufacturing / Wholesale.    Revenues in our Manufacturing / Wholesale segment, excluding intersegment revenues, decreased $7.2 million in the current year compared with the prior year. Third-party contract manufacturing sales decreased by $5.6 million, or 4.3%, to $123.3 million in the current year compared with $128.9 million in 2017. Sales to our wholesale partners decreased $1.6 million, or 1.8% to $87.6 million for the year ended December 31, 2018 compared with $89.2 million in 2017. Intersegment sales increased $32.7 million, or 14.1%, from $231.5 million in the prior year to $264.2 million in the current year reflecting our increasing focus on proprietary products.
Other. In connection with the sale of Lucky Vitamin on September 30, 2017, revenue in 2018 decreased by $66.2 million compared with the prior year.
Cost of Sales and Gross Profit
Cost of sales, which includes product costs, warehousing, distribution and occupancy costs, decreased $74.7 million, or 4.5%, to $1,581.8 million in the current year compared with $1,656.5 million in 2017. Gross profit decreased $52.7 million from $824.4 million in the prior year to $771.7 million in the current year, and as a percentage of revenue, decreased from 33.2% in the prior year to 32.8% in the current year. The decrease in gross margin rate was primarily due to impacts from the new loyalty program and reserve related to third-party vendor risk in the current year, partially offset by a higher sales mix of proprietary product which contribute higher margins relative to third-party sales.
Selling, General and Administrative ("SG&A") Expense
SG&A expense, including compensation and related benefits, advertising and other expenses, decreased $3.4 million, or 0.5%, to $620.9 million in the current year compared with $624.3 million in 2017. As a percentage of revenue, SG&A expense was 26.4% in the current year compared with 25.2% in 2017.

During the year ended December 31, 2018, we recognized $7.0 million in expense related to a retention program adopted in the first quarter of 2018 to retain senior executives and certain other key personnel below the executive level who are critical to the execution and success of our strategy. The total amount awarded was approximately $10 million, which vests in four installments of 25% each on the earlier of February 2019 or the closing of the Harbin transaction, February 2019, August 2019 and February 2020. We also incurred $1.6 million related to our China joint ventures start-up costs, $1.3 million legal-related charges and $0.9 million severance expense associated with the organizational realignment to more effectively align the structure in support of the key growth areas of the Company in the current year. During the prior year, we incurred $3.3 million executive placement costs primarily related to make-whole stock-based compensation awards including the impact of accelerated vesting associated with a Section 83(b) tax election and $4.4 million of legal-related charges.
Excluding the impact of these items, SG&A decreased by $6.4 million, or 1.0%, and was 25.9% and 24.9% as a percentage of revenue in the current year and prior year, respectively. The decrease in SG&A expense was primarily due to the sale of our Lucky Vitamin e-commerce business effective September 30, 2017 and lower marketing expense, partially offset by an increase in store commissions associated with a higher sales mix of proprietary product, higher incentives and higher commissions to support e-commerce sales.
Gains on Refranchising
Gains on refranchising were $0.5 million for the year ended December 31, 2018 resulting from the sale of nine company-owned stores. We sold two company-owned stores to franchisees in the prior year, resulting in total refranchising gains of $0.3 million.
Long-Lived Asset Impairments
We recorded $38.2 million in non-cash long-lived asset impairments in the current year consisting of $23.7 million related to brand name (of which $21.6 million was allocated to U.S. and Canada segment and $2.1 million was allocated to the International segment) and the remaining related to property and equipment and other store closing charges associated with the store portfolio optimization strategy.
We recorded $457.8 million in non-cash long-lived asset impairments in the prior year consisting of $395.6 million related to brand name (of which $394.0 million was allocated to U.S. and Canada segment and $1.6 million was allocated to the International segment), $24.3 million related to goodwill in our Wholesale reporting unit, $19.4 million related to Lucky Vitamin and the remaining related to property and equipment for certain of our underperforming stores.
Refer to Item 8, “Financial Statements and Supplementary Data,” Note 6, “Goodwill and Intangible Assets” and Note 7, “Property, Plant and Equipment, Net” for more information.
Other Loss (Income), Net
Other loss, net, in the current year of $0.8 million related to foreign currency losses. Other income, net, in the prior year of $0.5 million consisted of $1.2 million in foreign currency gains and gains of $1.0 million related to insurance and lease settlements, partially offset by a $1.7 million loss attributed to the sale of substantially all of the assets of the Lucky Vitamin e-commerce business.
Operating Income (Loss)
As a result of the foregoing, consolidated operating income was $112.4 million in the current year compared with operating loss of $256.8 million in 2017. Operating income in the current year and the operating loss in the prior year were impacted significantly by non-cash long-lived asset impairment charges of $38.2 million and $457.8 million, respectively, as described above.
U.S and Canada.    Operating income was $94.7 million in the current year compared with a loss of $244.1 million in 2017. In the current year, we recorded long-lived asset impairments and other store closing costs totaling $36.1 million and $0.5 million refranchising gains, and in the prior year we recorded long-lived asset impairments of $412.5 million and $0.3 million refranchising gains. Excluding these items and the comparative prior year impact of the recognition of deferred Gold Card revenue as described above, operating income was $130.2 million, or 6.7% of segment revenue in the current year compared with $145.0 million, or 7.3% of segment revenue in the prior year. The decrease in operating income as a percentage of segment revenue was primarily due to an increase in store commissions associated with a higher sales mix of proprietary product.
International.    Operating income was $60.4 million, or 31.5% of segment revenue in the current year compared with $61.0 million, or 34.3% segment revenue in 2017. The current year included $1.6 million related to China joint ventures start-up costs and $2.1 million non-cash long-lived asset impairment charges and the prior year included $1.6 million non-cash long-lived assets impairment. Excluding these items, operating income was $64.1 million, or 33.5% of segment revenue in the current year compared with $62.6 million, or 35.2% of segment revenue in the prior year. The decrease in operating income percentage was primarily due to a higher mix of China sales, which contribute lower margins relative to franchise sales, and increased marketing expense in our China business as we invest to grow the brand in China.
Manufacturing / Wholesale.    Operating income was $62.9 million, or 13.2% of segment revenue in the current year compared with operating income of $49.2 million, or 10.9% of segment revenue in 2017. Operating income in the prior year was significantly impacted by goodwill impairment charges of $24.3 million. Excluding the non-cash impairment charges, operating income was $73.5 million, or 16.3% of segment revenue in the prior year. The decrease in operating income percentage was primarily due to lower margin rate from third-party contract manufacturing, partially offset by higher intersegment sales, which contributed higher margin.
Corporate costs.  Corporate costs increased $3.3 million to $105.4 million in the current year compared with $102.1 million in 2017. Excluding the retention, a legal-related charge and the severance expense associated with the organizational realignment in the current year, and the executive placement costs and legal-related charges in the prior year as explained above, corporate costs increased $1.8 million in the current year compared with the prior year.
Other. Operating loss was $0.2 million compared with a loss of $20.8 million in the prior year, which was primarily due to $19.4 million of non-cash long-lived asset impairments recorded in the second quarter of 2017 and a $1.7 million loss on sale relating to the Lucky Vitamin e-commerce business recorded in the third quarter of 2017.
Interest Expense
Interest expense was $127.1 million for the year ended December 31, 2018 compared with $64.2 million in 2017 primarily due to a higher interest rate on the Tranche B-2 Term Loan and the FILO Term Loan in connection with the debt refinancing.
Loss on Debt Refinancing
The refinancing of the Senior Credit Facility resulted in a loss of $16.7 million in the current year, which primarily included third-party fees relating to the Tranche B-2 Term Loan and the FILO Term Loan. Refer to Item 8, "Financial Statements and Supplementary Data," Note 8, "Long-Term Debt /Interest Expense" for more information.
Gain on Forward Contracts for the Issuance of Convertible Preferred Stock
A gain of $88.9 million was recorded in the current year for the change in fair value of the forward contracts related to the issuance of convertible preferred stock. Refer to Item 8, "Financial Statements and Supplementary Data," Note 13, "Mezzanine Equity" for more information.
Income Tax Benefit
We recognized an income tax benefit of $12.3 million in the current year. The current year effective tax rate was significantly impacted by an $88.9 million gain on forward contracts for the issuance of convertible preferred stock which was not included for income tax purposes and a discrete tax benefit of $3.6 million associated with the finalization of the Company's 2017 federal income tax return.
In the prior year, we recognized tax expense of $159.8 million. The effective tax rate in 2017 was significantly impacted by an $86.8 million reduction to net deferred tax liabilities, which were revalued using a lower corporate tax rate associated with the Tax Cuts and Jobs Act of 2017 and, a $24.3 million goodwill impairment charge, the majority of which was not deductible for tax purposes. The tax rate was also impacted by a reduction to a valuation allowance of $3.8 million.
The Company regularly evaluates the need for a valuation allowance for its deferred income tax benefits and attributes by assessing whether it is more likely than not it will realize these benefits in future periods. In assessing the need for a valuation allowance, the Company considers all available evidence, both positive and negative. Based on the evidence as of December 31, 2018, the Company has concluded it is more likely than not deferred income tax benefits and attributes will be realized. Management will continue to assess the need for a valuation allowance in forthcoming periods. This may result in a different conclusion as to the realizability of the Company's deferred tax assets in the future.
Net Income (Loss)
As a result of the foregoing, consolidated net income was $69.8 million in the current year compared with net loss of $150.3 million in the prior year.
Diluted Earnings (Loss) Per Share
Diluted earnings per share was $0.81 in the current year compared with diluted loss per share of $2.18 in the prior year.

Comparison of the Years Ended December 31, 2017 and 2016
Revenues
Our consolidated net revenues decreased $89.0 million, or 3.5%, to $2,481.0 million for the year ended December 31, 2017 compared with $2,570.0 million in 2016. The decrease was the result of lower sales in our U.S. and Canada and Manufacturing / Wholesale segment, partially offset by higher sales in our International segment. In addition, the sale of Lucky Vitamin on September 30, 2017 contributed to the decrease in revenue, which was formerly presented in the U.S. and Canada segment and is reflected within Other as explained in Item 8, "Financial Statements and Supplementary Data," Note 18, "Segment."
U.S. and Canada.    Revenues in our U.S. and Canada segment decreased $64.6 million, or 3.1%, to $2,018.9 million for the year ended December 31, 2017 compared with $2,083.5 million in 2016. E-commerce sales were 6.3% of U.S. and Canada revenue for the year ended December 31, 2017, compared with 5.1% in the year ended December 31, 2016. The $64.6 million decrease in revenue in 2017 as compared with the 2016 was primarily due to the following:

•
The change in our loyalty programs resulted in a decrease to revenue of $35.9 million. Gold Card sales in the U.S. decreased $42.4 million, which included the impact from the recognition of $24.4 million in deferred revenue in the first quarter of 2017, net of $1.4 million of applicable coupon redemptions. The reduction was offset by a $6.5 million net increase to revenue related to the new loyalty programs as PRO Access membership fees were partially offset by the change in the free myGNC Rewards deferred points liability;

•	The decrease in the number of corporate stores from 3,513 at December 31, 2016 to 3,423 at December 31, 2017 contributed an approximate $21 million decrease to revenue;

•
A decrease in domestic franchise revenue of $6.1 million to $326.0 million in the year ended December 31, 2017 compared with $332.1 million in the year ended December 31, 2016 (which excludes $3.2 million of Gold Card sales associated with the change in our loyalty programs as explained above) due to the impact of a decrease in retail same store sales of 2.4% and a decrease in the number of franchise stores from 1,178 at December 31, 2016 to 1,099 at December 31, 2017;

•	A year-over-year decrease in our Canada business (not currently under the One New GNC) of $6.8 million was primarily due to a reduction in same store sales of 10.9%; and

•
Partially offsetting the above decreases was an increase in U.S. company-owned same store sales of 0.2%, which includes GNC.com sales, which resulted in a $5.1 million increase to revenue. GNC.com contributed 1.6% to the increase in same store sales due to increased sales through Amazon as well as the change to better align our web promotions to our stores in August 2016. Same store sales for company-owned stores decreased 1.4% in the current year due to lower sales in Protein, Vitamins, Weight Management Supplements, Food/Drink, and Wellness Supplement categories, partially offset by higher sales in the Performance Supplements, Health and Beauty, and Herbs/Greens categories. The decrease in company-owned same store sales in 2017 included an estimated 0.2% from the impact of Hurricanes Harvey, Irma and Maria.

International.    Revenues in our International segment increased $15.5 million, or 9.5%, to $177.8 million for the year ended December 31, 2017 compared with $162.3 million in 2016. Revenue from our China business increased by $14.5 million in the year ended December 31, 2017 compared with the year ended December 31, 2016 largely due to higher cross-border e-commerce sales. Revenue from our international franchisees remained the same in 2017 and 2016 despite reporting a decrease in retail same store sales of 0.6%.
Manufacturing / Wholesale.    Revenues in our Manufacturing / Wholesale segment, excluding intersegment revenues, decreased $20.5 million in the year ended December 31, 2017 compared with the year ended December 31, 2016. Third-party contract manufacturing sales decreased by $6.6 million, or 4.8%, to $128.9 million for the year ended December 31, 2017 compared with $135.5 million in 2016 primarily due to lower demand associated with deceased sales with certain customers. Sales to our wholesale partners decreased $13.9 million, or 13.6% to $89.2 million for the year ended December 31, 2017 compared with $103.1 million in 2016 primarily due to lower demand and the termination of Drugstore.com that occurred in September 2016. Intersegment sales increased $12.7 million from $218.8 million for the year ended December 31, 2016 to $231.5 million in 2017 reflecting our increasing focus on proprietary products.
Other. The sale of Lucky Vitamin in September 2017 resulted in a decrease to revenue of $19.5 million in the year ended December 31, 2017 compared with the year ended December 31, 2016, which had a very insignificant impact on operating income as explained further below.
Cost of Sales and Gross Profit

Cost of sales decreased $26.9 million, or 1.6%, to $1,656.5 million for the year ended December 31, 2017 compared with $1,683.4 million in 2016. Gross profit decreased $62.2 million from $886.6 million for the year ended December 31, 2016 to$824.4 million in 2017, and as a percentage of revenue, decreased from 34.5% in 2016 to 33.2% for the year ended December 31, 2017 primarily due to lower domestic retail product margin rate and occupancy expense deleverage associated with lower sales. The decrease in domestic retail product margin rate was primarily due to the impact of pricing and loyalty program changes associated with the One New GNC including the impact of discontinuing the Gold Card program in the U.S., partially offset by the favorable comparative effect of 2016 reserves on certain third-party and proprietary inventory and deep discounts on excess vitamins inventory nearing expiration in the first quarter of 2016.
SG&A Expense
SG&A expense increased $27.3 million, or 4.6%, to $624.3 million, for the year ended December 31, 2017 compared with $597.0 million in 2016. As a percentage of revenue, SG&A expense was 25.2% for the year ended December 31, 2017 compared with 23.2% in 2016. Compensation and related benefits increased $18.0 million, primarily due to higher wages and benefits for store and field associates and $3.3 million of stock-based compensation and other executive placement costs associated with the hiring of our new Chief Executive Officer, partially offset by severance expense of $4.5 million associated with the departure of our former Chief Executive Officer. Marketing expense increased by $14.7 million to support incremental online advertising and higher China sales. Partially offsetting the above increases was a decrease in other SG&A expense of $4.7 million due to legal -related expense, partially offset by higher commissions to support GNC.com sales.
Gains on Refranchising
Gains on refranchising were $0.3 million for the year ended December 31, 2017 resulting from the sale of the two company-owned stores. We sold 102 company-owned stores to franchisees in 2016, of which 84 related to one franchisee, resulting in total refranchising gains of $16.0 million in 2016.
Long-Lived Asset Impairments
We recorded $457.8 million in non-cash long-lived asset impairments for the year ended December 31, 2017, consisting of $395.6 million related to the brand name (of which $394.0 million was allocated to the U.S. and Canada segment and $1.6 million was allocated to the International segment), $24.3 million related to goodwill in our Wholesale reporting unit, $19.4 million related to Lucky Vitamin and the remaining related to property and equipment at certain of our underperforming stores.
We recorded $476.6 million in non-cash long-lived asset impairments for the year ended December 31, 2016, consisting of $471.1 million related to goodwill (Domestic Stores, Manufacturing and Canada reporting units for $366.4 million, $90.5 million and $14.2 million, respectively) and the remaining related to property and equipment.
Refer to Item 8, “Financial Statements and Supplementary Data,” Note 6, “Goodwill and Intangible Assets” and Note 7, “Property, Plant and Equipment, Net” for more information.
Other (Income) Loss, Net
Other income, net, in the year ended December 31, 2017 of $0.5 million consisted of $1.2 million in foreign currency gains and gains of $1.0 million related to insurance and lease settlements, partially offset by $1.7 million loss attributed to the sale of substantially all of the assets of the Lucky Vitamin e-commerce business. Other loss, net, in the year ended December 31, 2016 of $0.4 million relates to foreign currency losses.
Operating Loss
As a result of the foregoing, consolidated operating loss was $256.8 million for the year ended December 31, 2017 compared with operating loss of $171.3 million in 2016. Operating loss in each of the years ended December 31, 2017 and 2016 was impacted significantly by non-cash long-lived asset impairment charges of $457.8 million and $476.6 million, respectively, as described above. Operating loss in the year ended December 31, 2016 was also impacted significantly by refranchising gains of $16.0 million.
U.S. and Canada.    Operating loss was $244.1 million for the year ended December 31, 2017 compared with a loss of $107.1 million in 2016. As explained above, long-lived asset impairments were recorded in each of the years ended December 31, 2017 and 2016, which impacted the U.S. and Canada segment by $412.5 million and $386.0 million, respectively. Excluding these items and gains on refranchising of $0.3 million and $16.0 million in 2017 and 2016, respectively, operating income was $168.1 million or 8.3% of segment revenue for the year ended December 31, 2017 as compared with $262.9 million or 12.8% of segment revenue in 2016.

The decrease in operating income was primarily due to lower domestic retail product margin rate as explained above under "Cost of Sales and Gross Profit," higher salaries and benefits of $15.9 million associated with higher store and field wages and an increase in marketing expense of $13.3 million primarily related to incremental online advertising. Also contributing to the decrease in operating income rate was expense deleverage associated with lower revenues.
International.    Operating income increased $4.0 million, or 6.9%, to $61.0 million for the year ended December 31, 2017 compared with $57.0 million in 2016. As explained above, a long-lived asset impairment of $1.6 million was recorded in 2017. Excluding this non-cash impairment charge, operating income was $62.6 million, or 35.2% of segment revenue, for the year ended December 31, 2017 compared with 35.1% in 2016. The increase in operating income was primarily associated with our China business largely from cross-border e-commerce sales, partially offset by higher marketing to support the increase in China sales and the comparative effect of a bad debt allowance associated with a franchisee that was recorded in 2016.
Manufacturing / Wholesale. Operating income was $49.2 million for the year ended December 31, 2017 compared with loss of $17.8 million in 2016. Operating income in 2017 and operating loss in 2016 was significantly impacted by goodwill impairment charges of $24.3 million and $90.5 million, respectively. Excluding these non-cash impairment charges, operating income was $73.5 million, or 16.3% of segment revenue for the year ended December 31, 2017 compared with $72.7 million, or 15.9% of segment revenue for the year ended December 31, 2016. The increase in operating income was primarily due to higher intersegment sales, which resulted in favorable manufacturing variances.
Corporate costs. Corporate costs decreased by $1.3 million to $102.1 million in the year ended December 31, 2017 compared with $103.4 million in 2016 primarily due to severance expense in 2016 of $4.5 million associated with the departure of our former Chief Executive Officer and lower legal-related charges, partially offset by $3.3 million of stock-based compensation and other executive placement costs associated with the hiring of our new Chief Executive Officer in 2017.
Other. Operating income loss was $20.8 million in the year ended December 31, 2017 primarily due to $19.4 million of non-cash long-lived asset impairments recorded in the second quarter and $1.7 million of a loss on sale relating to the Lucky Vitamin e-commerce business.
Interest Expense
Interest expense was $64.2 million for the year ended December 31, 2017 compared with $60.4 million in 2016 primarily due to a higher interest rate on the Tranche B-1Term Loan.
Gains on Convertible Debt and Debt Refinancing Costs
The convertible debt exchange in the fourth quarter of 2017 resulted in a gain of $15.0 million and together with other legal, investing banking and rating agency fees resulted in a net gain of $11.0 million. Refer to Item 8, "Financial Statements and Supplementary Data," Note 8, "Long-Term Debt /Interest Expense" for more information.
Income Tax (Benefit) Expense
We recognized an income tax benefit of $159.8 million for the year ended December 31, 2017. The effective tax rate was significantly impacted by a $86.8 million reduction to net deferred tax liabilities, which were revalued using a lower corporate tax rate associated with Tax Cuts and Jobs Act of 2017 and, a $24.3 million goodwill impairment charge, the majority of which were not deductible for tax purpose. The tax rate was also impacted by a reduction to a valuation allowance of $3.8 million.
In the year ended December 31, 2016, we recognized tax expense of $53.5 million. The effective tax rate in 2016 was significantly impacted by $471.1 million of goodwill impairments, the majority of which were not deductible for tax purpose. The 2016 tax rate was also impacted by an increase to the valuation allowance of $4.4 million.
The valuation allowance in each period was adjusted based on a change in circumstances, including anticipated future earnings, which caused a change in judgment about the realizability of certain deferred tax assets related to net operating losses.
Net Loss
As a result of the foregoing, we recorded a net loss of $150.3 million for the year ended December 31, 2017, compared with a net loss of $285.2 million in 2016.
Diluted Loss Per Share
Diluted loss per share was $2.18 for the year ended December 31, 2017 compared with diluted loss per share of $4.11 for the year ended December 31, 2016.

Liquidity and Capital Resources
During the first quarter of 2019, we received the second tranche of the Harbin investment of $50 million for the purchase of 50,000 shares of convertible preferred stock on January 2, 2019, and received the final tranche of the Harbin investment of approximately $150 million for the purchase of 149,950 shares of convertible preferred stock on February 13, 2019.
In March 2019, we announced the formation of a strategic partnership with IVC. Under the Manufacturing JV, GNC quality and R&D teams will continue to support product development and innovation, while IVC will manage manufacturing and integrate with GNC's supply chain. Under the terms of the agreement, GNC received $101 million from IVC in the first quarter of 2019 and contributed its Nutra manufacturing facility and Anderson facility net assets in exchange for an initial 43% ownership in the joint venture.
The proceeds from the aforementioned transactions were utilized to pay down the remaining balance of the B-1 Term Loan of $147.3 million. The remaining proceeds together with cash generated from operating activities were utilized to pay a portion of the B-2 Term Loan of $114.0 million and the original issuance discount due to the Tranche B-2 Term Loan lenders at 2% of the outstanding balance. Management believes that the Company will have sufficient liquidity to meet its obligations, as they become due, for the next twelve months. Provided that all outstanding amounts under the convertible senior notes ("Notes") exceeding $50.0 million have not been repaid, refinanced, converted or effectively discharged prior to May 2020 ("Springing Maturity Date"), the maturity date of the Tranche B-2 becomes the Springing Maturity Date, subject to certain adjustments. In the event that a refinancing does not occur before the Springing Maturity Date, management believes that the Company will have the ability to repay $138.6 million of the Notes with projected cash on hand and the asset-based Revolving Credit Facility. We are focused on all opportunities to best position the business for long-term growth and success.  As such, we will continue to proactively explore opportunities to enhance our capital structure.
Cash Provided by Operating Activities
Cash provided by operating activities was $95.9 million, $220.5 million and $208.2 million during the years ended December 31, 2018, 2017 and 2016 respectively. The decrease in cash flow from operations in the current year compared with the prior year was primarily due to reduced operating performance and comparative effect of an inventory reduction in the prior year as part of the supply chain optimization which was launched at the end of 2016. The remaining decrease was primarily due to higher interest payments and the refinancing of our long-term debt, which resulted in $16.3 million in fees paid to third-parties, partially offset by lower tax payments and a $12.4 million tax refund received in the fourth quarter of 2018. The increase in cash flow from operations in 2017 as compared with 2016 was primarily due to favorable working capital changes primarily within inventory as mentioned above, partially offset by reduced operating performance.
Cash Used in Investing Activities
We used cash from investing activities of $16.5 million, $23.8 million and $22.4 million for the years ended December 31, 2018, 2017 and 2016, respectively, of which capital expenditures were $19.0 million, $32.1 million and $59.6 million. The decrease in capital expenditure in 2018 compared with 2017 primarily relates to decreased spend in new store construction and IT infrastructure at corporate. The decrease in capital expenditures in 2017 compared with 2016 primarily relates to the prior year investments for our strategic initiatives and IT infrastructure including new registers and tablets in our stores coupled with a focus on debt repayment in the current year.
In 2017, we completed an asset sale of Lucky Vitamin on September 30, 2017 for a purchase price of $6.4 million, net of closing fees, the proceeds of which were received in October 2017. 2016 includes the refranchising of 102 stores for $39.2 million, which included the sale of 84 stores to one franchisee for $28.6 million of net proceeds.
In 2019, we expect our capital expenditures to be approximately $31 million, which includes investments for store development, IT infrastructure and maintenance. We anticipate funding our 2019 capital requirements with cash flows from operations.
Cash Used in Financing Activities
For the year ended December 31, 2018, cash used in financing activities was $75.8 million, primarily consisting of $136.7 million payments on the Tranche B-1 and B-2 Term Loan and $35.2 million in an OID paid to lenders and fees associated with our new Revolving Credit Facility in connection with the debt refinancing, partially offset by the receipt of $100 million from the issuance of convertible preferred stock. The OID on the Tranche B-2 Term Loan included $11.4 million, the amount of which is subject to change based on the timing and the amount of outstanding balance and will be paid the earlier of March 2019 or after a qualifying event in which we receive net cash proceeds as defined in the credit agreement, and has be included in Item 8, "Financial Statement and Supplementary Data," as a non-cash financing activity within the "Supplemental Cash Flow Information" of the Consolidated Statements of Cash Flows.

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
Indebtedness
Senior Credit Facility.    General Nutrition Centers, Inc. ("Centers") is party to a Senior Credit Facility, consisting of the Term Loan Facility and the revolving credit facility. The Senior Credit Facility permits us to prepay a portion or all of the outstanding balance without incurring penalties (except London Interbank Offering Rate ("LIBOR") breakage costs). GNC Corporation, our indirect wholly owned subsidiary ("GNC Corporation"), and Centers' existing and future domestic subsidiaries have guaranteed Centers' obligations under the Senior Credit Facility. In addition, the Senior Credit Facility is collateralized by first priority pledges (subject to permitted liens) of substantially all of the assets of Centers, including its equity interests and the equity interests of its domestic subsidiaries.
On March 4, 2016, we amended the revolving credit facility to extend its maturity from March 2017 to September 2018 and increase total availability from $130.0 million to $300.0 million. In December 2017, we reduced the amount available under the revolving credit facility from $300.0 million to $225.0 million.
On February 28, 2018, we amended and restated its Senior Credit Facility (the “Amendment”, and the Senior Credit Facility as so amended, the "Term Loan Agreement") formerly consisting of a $1,131.2 million term loan facility due in March 2019 and a $225.0 million revolving credit facility that was scheduled to mature in September 2018. The Amendment included an extension of the maturity date for $704.3 million of the $1,131.2 million term loan facility from March 2019 to March 2021 (the “Tranche B-2 Term Loan"). Provided that all outstanding amounts under the Notes exceeding $50.0 million have not been repaid, refinanced, converted or effectively discharged prior to the Springing Maturity Date, the maturity date becomes the Springing Maturity Date, subject to certain adjustments. The Amendment also terminated the $225.0 million revolving credit facility.
After the effectiveness of the Amendment, the remaining term loan of $151.9 million as of February 28, 2018 continues to have a maturity date of March 2019 (the "Tranche B-1 Term Loan"). The Tranche B-2 Term Loan requires annual aggregate principal payments of at least $43 million and bears interest at a rate of, at our option, LIBOR plus a margin of 9.25% per annum subject to change under certain circumstances (with a minimum and maximum margin of 8.25% and 9.25%, respectively, per annum), or prime plus a margin of 8.25% per annum subject to change under certain circumstances (with a minimum and maximum of 7.25% and 8.25%, respectively, per annum). Any mandatory repayments as defined in the credit agreement shall be applied to the remaining annual aggregate principle payments in direct order of maturity. In November 2018, we paid $100 million on the Tranche B-2 Term Loan and elected to use the payment to satisfy the scheduled amortization payments on the Term Loan Facility through December 2020. The interest rate under the Tranche B-1 Term Loan is at a rate of, at our option, LIBOR plus a margin of 2.5% or prime plus a margin of 1.5%. The Term Loan Agreement is secured by a (i) first lien on certain assets of the Company primarily consisting of capital stock issued by General Nutrition Centers, Inc. ("Centers") and its subsidiaries, intellectual property and equipment (“Term Priority Collateral”) and (ii) second lien on certain assets of the Company primarily consisting of inventory and accounts receivable (“ABL Priority Collateral”). The Term Loan Agreement is guaranteed by all material, wholly-owned domestic subsidiaries of the Company (the “U.S. Guarantors”) and by General Nutrition Centres Company, an unlimited liability company organized under the laws of Nova Scotia (together with the U.S. Guarantors, the “Guarantors”).
On February 28 2018, we also entered into a new asset-based credit agreement (the "ABL Credit Agreement"), consisting of:
•a new $100 million asset-based Revolving Credit Facility (the "Revolving Credit Facility") with a maturity date of August 2022 (which maturity date will become May 2020, subject to certain adjustments, should the Springing Maturity Date be triggered); and
•a $275.0 million asset-based Term Loan Facility advanced on a “first-in, last-out” basis (the "FILO Term Loan") with a maturity date of December 2022 (which maturity date will become May 2020, subject to certain adjustments, should the Springing Maturity Date be triggered).
There are no scheduled amortization payments associated with the FILO Term Loan, which bears interest at a rate of LIBOR plus a margin of 7.00% per annum subject to decrease under certain circumstances (with a minimum possible interest rate of LIBOR plus a margin of 6.50% per annum). Outstanding borrowings under the Revolving Credit Facility bear interest at a rate of LIBOR plus 1.50% or prime plus 0.50% (both subject to an increase of 0.25% to 0.50% based on the amount available to be drawn under the Revolving Credit Facility). The Company is also required to pay an annual fronting fee of 0.125% to the applicable Issuing Bank and a fee to revolving lenders equal to a maximum of 2.0% (subject to adjustment based on the amount available to be drawn under the Revolving Credit Facility with a minimum of 1.5%) on outstanding letters of credit and an annual commitment fee of 0.375% on the undrawn portion of the Revolving Credit Facility subject to an increase to 0.5% based on the amount available to draw under the Revolving Credit Facility. The FILO Term Loan and Revolving Credit Facility are secured by a (i) first lien on ABL Priority Collateral and (ii) second lien on Term Priority Collateral. The FILO Term Loan and Revolving Credit Facility are guaranteed by the Guarantors.
As of December 31, 2018, our contractual interest rates under the Tranche B-1 Term Loan, Tranche B-2 Term Loan, and the FILO Term Loan were 5.7%, 11.8% and 9.5%, respectively, which consist of LIBOR plus the applicable margin rate. At December 31, 2017, the contractual interest rate under the Tranche B-1 Term Loan was 4.1%. At December 31, 2018, we had $94.2 million available under the Revolving Credit Facility, after giving effect to $5.8 million utilized to secure letters of credit.
Convertible Senior Notes.    On August 10, 2015, we issued $287.5 million principal amount of Notes. The Notes will mature on August 15, 2020, unless earlier repaid, discharged, refinanced or converted by the holders subject to restrictions through May 15, 2020. The Notes bear interest at a rate of 1.5% per annum.
On December 20, 2017, we exchanged in privately negotiated transactions $98.9 million in aggregate principal amount of the Notes for an aggregate of 14.6 million newly issued shares of the Company’s Class A common stock, which had a value of $71.7 million at the time of the exchange. At December 31, 2018, we had $188.6 million of principal outstanding on the Notes.
Contractual Obligations
The following table summarizes our future minimum non-cancelable contractual obligations at December 31, 2018:

	Payments due by period
(in millions)	Total	2019	2020-2021	2022-2023	After 2023
Long-term debt obligations (1)	$1,194.6	$158.8	$760.8	$275.0	$—
Scheduled interest payments (2)	264.0	97.4	140.3	26.3	—
Operating lease obligations (3)	481.7	139.1	190.6	93.3	58.7
Purchase commitments (4)	33.1	14.2	18.9	—	—
Total	$1,973.4	$409.5	$1,110.6	$394.6	$58.7

(1)
These balances consist of the following debt obligations: (a) $147.3 million of outstanding borrowings under the Tranche B-1 Term Loan due in March 2019; (b) $11.4 million original issuance costs due to the Tranche B-2 Term Loan lenders at 2% of the outstanding balance the earlier of March 2019 or after a qualifying event in which the Company receives net cash proceeds as defined in the credit agreement, the amount of which is subject to change based on the timing and amount of outstanding balance; (c) $188.6 million of outstanding borrowings under the Notes including the unamortized conversion feature of $11.5 million and original issuance discount of $1.6 million due in August 2020.; (d) $572.2 million of outstanding borrowing under the Tranche B-2 Term Loan including $17.5 million of unamortized original issuance discount due in March 2021; and (e) $275.0 million of outstanding borrowing under the FILO Term Loan including $10.9 million of unamortized original issuance discount due in December 2022, subject to certain adjustments, should the Springing Maturity Date be triggered ;

(2)
The interest that will accrue on the long-term obligations includes variable rate payments, which are estimated using the associated LIBOR index as of December 31, 2018. Interest under the Term Loan Facility currently accrues based on a one-month LIBOR. Interest rate swaps accrue based on the fixed rates.

(3)
Consists of the following contractual payments excluding optional renewals: (a) $545.0 million for company-owned retail and franchise stores; (b) $89.5 million of sublease income from franchisees; and (c) $26.3 million relating to various leases for warehouses, vehicles, and various equipment at our facility. Operating lease obligations exclude insurance, taxes, maintenance, percentage rent and other costs. These amounts are subject to fluctuation from year to year and collectively represented approximately 35% of the aggregate costs associated with our company-owned retail store operating leases for each of the years ended December 31, 2018, 2017 and 2016.

(4)	These balances represent amounts owed under advertising and technology-related agreements.
Impact of Inflation
Refer to Item 7A.    "Quantitative and Qualitative Disclosures About Market Risk" for more information.
Off Balance Sheet Arrangements
The majority of our contractual obligations not presented on our Consolidated Balance Sheet relate to operating leases for our stores. Future scheduled lease payments under non-cancelable operating leases as of December 31, 2018 are described under the heading "Operating lease obligations" in the table above. We have not created, and are not a party to, any off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. We do not have any off-balance sheet arrangements or relationships with entities that are not consolidated into our financial statements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.
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
Allowance for Doubtful Accounts
The majority of our domestic store and e-commerce revenues are received as cash at the point of sale. The majority of our franchise and wholesale revenues are billed with varying terms for payment. An allowance for doubtful accounts is established based on the financial condition of our franchisees and other third-party customers and historical write-off experience. Our allowance for doubtful accounts was $6.6 million and $3.9 million at December 31, 2018 and 2017, respectively.
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
Impairment of Definite-Long-Lived Assets
Fixed assets and definite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. If the sum of the undiscounted future cash flows is less than the carrying value of the asset group, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the long-lived asset. Estimates of cash flows require significant judgment and certain assumptions about future volume, revenue and expense growth rates and asset disposal values. While we make estimates based on historical experience, current expectations and assumptions that we believe are reasonable, actual results, including future cash flows, could differ from our estimates resulting in required impairment charges. We recorded $14.6 million of definite-long-lived asset impairment charges in 2018 of which $9.5 million related to property, plant and equipment for certain underperforming stores and the remaining amount related to other store closing costs. We recorded $26.5 million of definite-long-lived asset impairment charges in 2017 of which $7.9 million related to the trade name and property and equipment of the Lucky Vitamin e-commerce business, the assets of which were sold on September 30 2017. The remaining amount related to certain of our underperforming corporate stores and to a lesser extent the impact of Hurricane Maria on our stores located in Puerto Rico. Refer to Item 8 "Financial Statements and Supplementary Data," Note 7 "Property, Plant and Equipment, Net" for more information.

Goodwill and Indefinite-Lived Intangible Assets
As described in Item 8 "Financial Statements and Supplementary Data," Note 6 "Goodwill and Intangible Assets," based on the annual impairment test of our indefinite-lived brand name intangible asset performed in the fourth quarter of 2018, we recorded a non-cash impairment charge for the brand name of $23.7 million. In the prior year, we concluded a trigger event occurred in the fourth quarter due to a significant decline in our share price and previous challenges associated with our refinancing requiring an impairment test which resulted in non-cash impairment charges for the brand name and goodwill of $395.6 million and $24.3 million respectively.
The fair value of the indefinite-lived brand intangible asset was estimated using a relief from royalty method (an income approach). Key assumptions included in the determination of the estimated fair value include projected future revenues, the royalty rate and the discount rate.
The following table represents a sensitivity analysis on the indefinite-lived brand intangible asset depicting the increase in the $23.7 million charge recorded had the fair value been estimated with a 1.0% increase in the discount rate used or a 0.5% decrease in the royalty rate used at December 31, 2018 (after current year impairment charge).

Assumption Change	Increase in Impairment Charge
1.0% increase in discount rate	$7.2 million
0.5% decrease in royalty rate	$55.7 million
For the goodwill impairment test, we determined the fair values of our reporting units using a discounted cash flow method (income approach) weighted 50% and a guideline company method (market approach) weighted 50%. The key assumptions under the income approach include future cash flow assumptions and the discount rate. The guideline company method involves analyzing transaction and financial data of publicly-traded companies to develop multiples, which are adjusted to account for differences in growth prospects and risk profiles of the reporting unit and the comparable entities.
The following table illustrates the amount of goodwill allocated to each reporting unit as well as the deficit, if any, created between the fair value and the carrying value of each reporting unit that would occur given hypothetical reductions in their respective fair values at December 31, 2018.

	Goodwill	10%	20%	30%
	(in thousands)
GNC.com	$9,251	$—	$—	$—
International Franchise	37,772	—	—	—
The Health Store	5,671	(605)	(1,259)	(1,914)
Manufacturing	61,542	(8,558)	(28,321)	(48,084)
Wholesale	26,528	—	—	—
Total	$140,764	$(9,163)	$(29,580)	$(49,998)
The following table represents a sensitivity analysis on goodwill for the Manufacturing and The Health Store reporting units (under the income approach without consideration to the market approach) depicting the percentage excess (deficit) of fair value compared with carrying value:

Assumption Change	The Health Store	Manufacturing
1% increase in discount rate	(1.9)%	(1.0)%
1% decrease in long-term growth rate	0.4%	1.5%
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
Self-Insurance
We are self-insured for certain losses related to workers' compensation and general liability insurance and we maintain stop-loss coverage with third-party insurers to limit our liability exposure. Liabilities associated with these losses are estimated by considering historical claims experience, estimated lag time to report and pay claims, average cost per claim and other actuarial factors.
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
We record valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. When assessing the need for valuation allowances, we consider future taxable income and ongoing prudent and feasible tax planning strategies. Should a change in circumstances lead to a change in judgment about the realizability of deferred tax assets in future years, we would adjust related valuation allowances in the period that the change in circumstances occurs. As of December 31, 2018 and 2017, we had a valuation allowance of $20.0 million and $17.5 million, respectively, principally related to certain state and foreign net operating loss carryforwards.
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
Interest Rate Market Risk
The Term Loan Facility and the asset-based Revolving Credit Facility are subject to changing interest rates. Although changes in interest rates do not impact our operating income, the changes could affect the fair value of such debt and related interest payments. An increase of 1% on our variable rate debt balance at December 31, 2018 would result in an increase to interest expense, net of $8.8 million for the year ended December 31, 2018, after giving effect to the 0.75% floor on the Term Loan Facility. As part of our strategy to limit exposure to interest rate risk, we have entered into two interest rate swaps in the second quarter of 2018 with notional amount of $275 million and $225 million to convert the variable interest rate to a fixed interest rate. Refer to Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity" and Item 8, "Financial Statement and Supplementary Data," Note 8, "Long-Term Debt/ Interest Expense" for more information. A decrease in the current interest rates would have no impact on interest expense due to an interest rate floor that exists under the Term Loan Facility.
Foreign Currency Exchange Rate Market Risk
We are subject to the risk of foreign currency exchange rate changes in the conversion from local currencies to the U.S. dollar of the reported financial position and operating results of our non-U.S. based subsidiaries. The primary currencies to which we are exposed to fluctuations are the Canadian Dollar, the Chinese Renminbi, Hong Kong dollar, the British Pound, and the Euro. The impact of foreign exchange rate changes to our revenue in 2018 compared with 2017 was not material. In addition, since our international franchisees pay for product sales and royalties to us in the U.S. dollar, any strengthening of the U.S. dollar relative to our franchisees' local currency could adversely impact our revenue.
We have intercompany balances with foreign entities that are routinely settled primarily relating to product sales and management fees. Gains or losses resulting from these foreign currency transactions were not material for the fiscal years ended December 31, 2018, 2017 and 2016.
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

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of GNC Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of GNC Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ (deficit) equity and cash flows for each of the three years in the period ended December 31, 2018, including the related notes and financial statement schedules of (i) condensed financial information of GNC Holdings, Inc. as of December 31, 2018 and 2017 and for each of the three years in the period ended December 31, 2018, and (ii) valuation and qualifying accounts for each of the three years in the period ended December 31, 2018 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
March 13, 2019

We have served as the Company’s auditor since 2003.

GNC HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,
	2018	2017
Current assets:	(in thousands)
Cash and cash equivalents	$67,224	$64,001
Receivables, net	127,317	126,650
Inventory (Note 4)	465,572	485,732
Forward contracts for the issuance of convertible preferred stock (Note 13)	88,942	—
Prepaid and other current assets	55,109	66,648
Total current assets	804,164	743,031
Long-term assets:
Goodwill (Note 6)	140,764	141,029
Brand name (Note 6)	300,720	324,400
Other intangible assets, net (Note 6)	92,727	99,715
Property, plant and equipment, net (Note 7)	155,095	186,562
Deferred income taxes (Note 5)	8,776	1,737
Other long-term assets	25,604	23,289
Total long-term assets	723,686	776,732
Total assets	$1,527,850	$1,519,763

Current liabilities:
Accounts payable	$148,782	$153,018
Current portion of long-term debt (Note 8)	158,756	—
Deferred revenue and other current liabilities (Note 9)	120,169	114,081
Total current liabilities	427,707	267,099
Long-term liabilities:
Long-term debt (Note 8)	993,566	1,297,023
Deferred income taxes (Note 5)	39,834	56,060
Other long-term liabilities	82,249	85,502
Total long-term liabilities	1,115,649	1,438,585
Total liabilities	1,543,356	1,705,684
Commitments and contingencies (Note 12)

Mezzanine equity:
Preferred stock, $0.001 par value, 60,000 shares authorized:
Series A convertible preferred stock - 100 shares issued and outstanding at December 31, 2018. No shares issued and outstanding at December 31, 2017 (Note 13)	98,804	—

Stockholders' deficit:
Common stock, $0.001 par value, 300,000 shares authorized:
Class A, 129,925 shares issued, 83,886 shares outstanding and 45,991 shares held in treasury at December 31, 2018 and 129,558 shares issued, 83,567 shares outstanding and 45,991 shares held in treasury at December 31, 2017	130	130
Additional paid-in capital	1,007,827	1,001,315
Retained earnings	613,637	543,814
Treasury stock, at cost (Note 14)	(1,725,349)	(1,725,349)
Accumulated other comprehensive loss	(10,555)	(5,831)
Total stockholders' deficit	(114,310)	(185,921)
Total liabilities, mezzanine equity and stockholders' deficit	$1,527,850	$1,519,763
   The accompanying notes are an integral part of the Consolidated Financial Statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	Year ended December 31,
	2018	2017	2016
	(in thousands, except per share amounts)
Revenue (Note 3)	$2,353,523	$2,480,962	$2,570,007
Cost of sales, including warehousing, distribution and occupancy	1,581,778	1,656,540	1,683,416
Gross profit	771,745	824,422	886,591
Selling, general, and administrative	620,885	624,269	596,990
Gains on refranchising	(513)	(314)	(16,042)
Long-lived asset impairments (Note 6)	38,236	457,794	476,553
Other loss (income), net	784	(511)	407
Operating income (loss)	112,353	(256,816)	(171,317)
Interest expense, net (Note 8)	127,080	64,221	60,443
Gain on convertible debt and debt refinancing costs (Note 8)	—	(10,996)	—
Loss on debt refinancing	16,740	—	—
Gain on forward contracts for the issuance of convertible preferred stock (Note 13)	(88,942)	—	—
Income (loss)before income taxes	57,475	(310,041)	(231,760)
Income tax (benefit) expense (Note 5)	(12,305)	(159,779)	53,459
Net income (loss)	$69,780	$(150,262)	$(285,219)
Earnings (loss) per share (Note 15):
Basic	$0.83	$(2.18)	$(4.11)
Diluted	$0.81	$(2.18)	$(4.11)
Weighted average common shares outstanding (Note 15):
Basic	83,364	68,789	69,409
Diluted	86,171	68,789	69,409

The accompanying notes are an integral part of the Consolidated Financial Statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)

	Year ended December 31,
	2018	2017	2016
	(in thousands)
Net income (loss)	$69,780	$(150,262)	$(285,219)
Other comprehensive (loss) income:
Net change in interest rate swaps:
Periodic revaluation of interest rate swap, net of tax benefit of $1.5 million	(3,259)	—	—
Reclassification adjustment for interest recognized in Consolidated Statement of Operations, net of tax expense of $0.5 million	1,045	—	—
Net change in unrecognized loss on interest rate swaps, net of tax	(2,214)	—	—
Foreign currency translation (loss) gain	(2,510)	2,866	952
Other comprehensive (loss) income	(4,724)	2,866	952
Comprehensive income (loss)	$65,056	$(147,396)	$(284,267)

The accompanying notes are an integral part of the Consolidated Financial Statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' (Deficit) Equity
(in thousands, except per share amounts)

	Common Stock
	Class A			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' (Deficit) Equity
	Shares	Dollars	Treasury Stock
Balance at December 31, 2015	76,276	$114	$(1,496,180)	$916,128	$1,058,148	$(9,649)	$468,561
Impact of the adoption of ASC 606	—	—	—	—	(23,547)	—	(23,547)
Comprehensive loss	—	—	—	—	(285,219)	952	(284,267)
Purchase of treasury stock	(7,926)	—	(229,169)	—	—	—	(229,169)
Dividends declared	—	—	—	—	(55,700)	—	(55,700)
Exercise of stock options	24		—	353	—	—	353
Restricted stock awards	74	—	—	—	—	—	—
Minimum tax withholding requirements	(49)	—	—	(1,169)	—	—	(1,169)
Excess tax benefit from stock-based compensation	—	—	—	(1,458)	—	—	(1,458)
Stock-based compensation	—	—	—	8,833	—	—	8,833
Balance at December 31, 2016	68,399	$114	$(1,725,349)	$922,687	$693,682	$(8,697)	$(117,563)
Comprehensive loss	—	—	—	—	(150,262)	2,866	(147,396)
Dividends forfeitures on restricted stock	—	—	—	—	394	—	394
Restricted stock awards	574	1	—	—	—	—	1
Minimum tax withholding requirements	(32)	—	—	(253)	—	—	(253)
Stock-based compensation	—	—	—	8,359	—	—	8,359
Exchange of convertible senior notes (Note 8)	14,626	15		70,522			70,537
Balance at December 31, 2017	83,567	$130	$(1,725,349)	$1,001,315	$543,814	$(5,831)	$(185,921)
Comprehensive income	—	—	—	—	69,780	(4,724)	65,056
Dividend forfeitures on restricted stock	—	—	—	—	43	—	43
Restricted stock awards	398	—	—	—	—	—	—
Minimum tax withholding requirements	(79)	—	—	(296)	—	—	(296)
Stock-based compensation	—	—	—	6,808	—	—	6,808
Balance at December 31, 2018	83,886	$130	$(1,725,349)	$1,007,827	$613,637	$(10,555)	$(114,310)
The accompanying notes are an integral part of the Consolidated Financial Statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:	(in thousands)
Net income (loss)	$69,780	$(150,262)	$(285,219)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	47,105	56,809	60,038
Amortization of debt costs	23,199	13,160	12,698
Stock-based compensation	6,808	8,359	8,833
Long-lived asset impairments	38,236	457,794	476,553
Gains on refranchising	(513)	(314)	(16,042)
Gain on convertible debt exchange and debt financing costs	—	(10,996)	—
Loss on debt refinancing	16,740	—	—
Gain on forward contracts for the issuance of convertible preferred stock	(88,942)	—	—
Third-party fees associated with refinancing	(16,322)	—	—
Deferred income tax benefit	(23,265)	(191,578)	(30,427)
Changes in assets and liabilities:
(Increase) decrease in receivables	(1,358)	(448)	11,053
Decrease (increase) in inventory	16,757	72,903	(32,722)
Decrease (increase) in prepaid and other current assets	14,687	(5,529)	(12,872)
(Decrease) increase in accounts payable	(3,351)	(23,960)	26,980
Increase (decrease) in deferred revenue and accrued liabilities	1,252	(10,181)	(12,839)
Other operating activities	(4,945)	4,751	2,164
Net cash provided by operating activities	95,868	220,508	208,198
Cash flows from investing activities:
Capital expenditures	(18,981)	(32,123)	(59,579)
Refranchising proceeds	2,924	3,983	39,177
Store acquisition costs	(410)	(1,989)	(2,018)
Proceeds from the sale of Lucky Vitamin	—	6,367	—
Net cash used in investing activities	(16,467)	(23,762)	(22,420)
Cash flows from financing activities:
Borrowings under Revolving Credit Facility	410,000	317,500	234,500
Payments on Revolving Credit Facility	(410,000)	(444,500)	(150,500)
Proceeds from the issuance of convertible preferred stock	100,000	—	—
Payments on Tranche B-1 Term Loan	(4,550)	(40,853)	(4,550)
Payments on Tranche B-2 Term Loan	(132,100)	—	—
Debt issuance costs	—	—	(1,827)
Original issuance discount and revolving credit facility fees	(35,235)	—	—
Fees associated with the issuance of convertible preferred stock	(3,587)	—	—
Proceeds from exercise of stock options	—	—	353
Gross excess tax benefits from stock-based compensation	—	—	162
Minimum tax withholding requirements	(296)	(253)	(1,169)
Cash paid for treasury stock	—	—	(229,169)
Dividends paid to shareholders	—	—	(55,336)
Net cash used in financing activities	(75,768)	(168,106)	(207,536)
Effect of exchange rate changes on cash and cash equivalents	(410)	897	(240)
Net increase (decrease) in cash and cash equivalents	3,223	29,537	(21,998)
Beginning balance, cash and cash equivalents	64,001	34,464	56,462
Ending balance, cash and cash equivalents	$67,224	$64,001	$34,464
The accompanying notes are an integral part of the Consolidated Financial Statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES
Supplemental Cash Flow Information
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash (received) paid during the period for:	(in thousands)
Income taxes *	$(3,841)	$35,476	$93,216
Interest	104,342	51,205	47,597
    * Includes a $12.4 million tax refund received in the fourth quarter of 2018.

	As of December 31,
	2018	2017	2016
Non-cash investing activities:	(in thousands)
Capital expenditures in current liabilities	$1,238	$1,683	$7,556
Non-cash financing activities:
Issuance of shares associated with exchange of convertible senior notes	—	71,670	—
Original issuance discount (Note 8)	11,445	—	—
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
The Company is vertically integrated as its operations consist of purchasing raw materials, formulating and manufacturing products and selling the finished products through its three reportable segments, which effective in the second quarter of 2016 include U.S. and Canada, International, and Manufacturing / Wholesale (refer to Note 18, "Segments" for more information). Corporate retail store operations are located in the United States, Canada, Puerto Rico, China and Ireland. In addition, the Company offers products on the internet through GNC.com, third-party websites, and prior to the sale of its assets on September 30, 2017, LuckyVitamin.com (see Note 6, "Goodwill and Intangible Assets" for more information.) Franchise locations exist in the United States and approximately 50 other countries. The Company operates its primary manufacturing facility in South Carolina and operates distribution centers in Arizona, Indiana, Pennsylvania and South Carolina. The Company manufactures approximately half of its branded products and merchandises various third-party products. In February 2019, the Company contributed the net assets of its Nutra manufacturing and Anderson facility in the formation of a joint venture with International Vitamin Corporation (refer to Note 20, "Subsequent Events" for more information.) Additionally, the Company licenses the use of its trademarks and trade names.
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
NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying Consolidated Financial Statements and Footnotes have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America ("GAAP") and with the instructions to Annual Report on Form 10-K and Regulation S-X. The Company's annual reporting period is based on a calendar year.
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
Receivables, net.    The Company extends credit terms for sales of product to its franchisees, wholesale partners and contract manufacturing customers. Receivables consist principally of unpaid invoices for product sales, franchisee royalties and sublease payments. The Company also has notes receivables with certain of its franchisees that were $3.5 million and $6.8 million at December 31, 2018 and 2017, respectively, and are primarily recorded within other long-term assets on the Consolidated Balance Sheets. As of the first quarter of 2016, the Company discontinued offering franchisees loans. Franchisees secure financing from lending institutions, which include but are not limited to the small business administration and national banks with franchise programs. These loans generally require the Company to subordinate its first lien position on inventory and furniture and fixtures at predetermined amounts.

GNC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company monitors the financial condition of its customers and establishes an allowance for doubtful accounts for balances estimated to be uncollectible. In addition to considering the aging of receivable balances and assessing the financial condition, the Company considers collateral including inventory and fixed assets for domestic franchisees and letters of credit for international franchisees. The allowance for doubtful accounts was $6.6 million and $3.9 million at December 31, 2018 and 2017, respectively.
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
Property, Plant and Equipment.    Property, plant and equipment expenditures are recorded at cost. Depreciation and amortization are recognized using the straight-line method over the estimated useful life of the assets. The estimated useful lives are as follows:

Building	30 yrs
Machinery and equipment	3-7 yrs
Building and leasehold improvements	3-15 yrs
Furniture and fixtures	5-8 yrs
Software	3-5 yrs
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
When the carrying value of a reporting unit exceeds its fair value, an impairment charge is recorded for the difference as an operating expense in the period incurred. During the year ended December 31, 2018, no goodwill impairment was recorded.
The Company's indefinite-lived intangible brand asset is also evaluated annually in the fourth quarter for impairment and on an interim basis if events or changes in circumstances between annual tests indicate that the asset might be impaired. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to the difference. Refer to Note 6, "Goodwill and Intangible Assets" for a description of impairment charges recorded.
Impairment of Definite-Long-lived Assets.    The Company evaluates whether the carrying values of property, plant and equipment and definite-lived intangible assets have been impaired whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable based on estimated undiscounted future cash flows. Factors that may trigger an impairment review include significant changes in the intended use of assets, significant negative industry or economic trends, underperforming

GNC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

stores and anticipated store closings. If it is determined that the carrying value of the applicable asset group is not recoverable, an impairment loss is recognized for the amount the carrying value of the long-lived asset exceeds its estimated fair value. Refer to Note 7, "Property, Plant and Equipment, Net" for a description of impairment charges recorded.
Revenue Recognition.   Within the U.S. and Canada segment, retail sales in company-owned stores are recognized at the point of sale, net of sales tax. Revenue related to e-commerce sales is recognized upon shipment based on meeting the transfer of control criteria. The Company has made a policy election to treat shipping and handling as costs to fulfill the contract, and as a result, any fees from customers are included in the transaction price allocated to the performance obligation of providing goods with a corresponding amount accrued within cost of sales for amounts paid to applicable carriers. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenue. A provision for anticipated returns is recorded through a reduction of sales and cost of sales (for product that can be resold or returned to vendors) in the period that the related sales are recorded.
Revenue is deferred on sales of the Company's Gold Cards and subsequently recognized over the one year membership period. The Gold Card Member Pricing program which provided members product discounts was discontinued in all domestic company-owned and franchise stores on December 28, 2016 in connection with the introduction of the One New GNC program. As a part of this launch, the Company provided former Gold Card customers that were within the membership period of generally one year with a coupon equivalent to a reimbursement of the unexpired portion of their Gold Card membership fee. As of December 31, 2016, the Company had $24.4 million of deferred Gold Card revenue which was recognized in the first quarter of 2017 over the coupon redemption period which expired in March 2017, net of $1.4 million of applicable redemptions.
Effective with the launch of the One New GNC program on December 29, 2016, the Company introduced myGNC Rewards, a free points-based loyalty program system-wide in the U.S. The program enables customers to earn points based on their purchases. Points earned by members are valid for one year and may be redeemed for cash discounts on any product the Company sells at both company-owned or franchise locations. The Company defers the estimated standalone selling price of points related to this program as a reduction to revenue as points are earned by allocating a portion of the transaction price the customer pays to a loyalty program liability within deferred revenue and other current liabilities on the Consolidated Balance Sheet. The estimated selling price of each point is based on the estimated value of product for which the point is expected to be redeemed, net of points not expected to be redeemed, based on historical redemption. When a customer redeems earned points, revenue is recognized with a corresponding reduction to the program liability.
Also effective with the launch of the One New GNC program, the Company introduced a paid membership program, PRO Access, for $39.99 per year, which provides members with the delivery of sample boxes throughout the membership year, as well as the offering of certain other benefits including the opportunity to earn triple points on a periodic basis. The boxes include sample merchandise and other materials. The Company allocates the transaction price of the membership to the sample boxes and other benefits based on the estimated stand-alone prices. The membership price paid is recorded within deferred revenue and other current liabilities on the Consolidated Balance Sheet and subsequently recognized revenue as the underlying performance obligations are satisfied.
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
Refer to "Adoption of New Revenue Recognition Standard" below for the impact of ASU 2014-09 on the Company effective in the first quarter of 2018.
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
Vendor Allowances.    The Company receives allowances/credits from various vendors based on either sales or purchase volumes, right of return for expired product and non-saleable customer returns, and cooperative advertising. As the right of offset exists under these arrangements, credit earned under these arrangements are recorded as a reduction in the vendors' accounts payable balances on the Consolidated Balance Sheet and represent the estimated amounts due to the Company under the provisions of such contracts. Amounts expected to be received from vendors relating to the purchase of merchandise inventories are recognized as a reduction to cost of sales as the merchandise is sold. Amounts that represent a reimbursement of costs incurred, such as advertising, are recorded as a reduction to the related expense in the period that the expense is incurred. The Company recorded a reduction to cost of sales of $74.0 million, $86.7 million and $94.9 million for the years ended December 31, 2018, 2017 and 2016, respectively, for vendor allowances associated with the purchase and sale of merchandise.
Research and Development.    Research and development costs arising from internally generated projects are expensed as incurred. The Company recognized approximately $7 million to $10 million in each of the years ended December 31, 2018, 2017 and 2016, respectively, relating to research and development.
Advertising Expenditures.    The Company recognizes the costs of advertising, promotion and marketing programs the first time the communication takes place. The Company recognized advertising expense of $95.6 million, $104.5 million and $89.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Leases.    The Company has various operating leases for company-owned and franchise store locations, distribution centers, and equipment generally with an initial term of five years, which may include renewal options for varying terms thereafter. Leases for franchise store locations are subleased to franchisees. The Company is the primary lessee for the majority of the franchise store locations and makes rental payments to the landlord directly, and then bills the franchisee for reimbursement. The Company records rental income received from franchisees as revenue. If a franchisee defaults on its sublease, the Company has in the past converted any such franchise store into a company-owned store and fulfilled the remaining lease obligation.
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

GNC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Refer to Note 5, "Income Taxes," for more information.
Self-Insurance.    The Company is self-insured for certain losses related to workers' compensation and general liability insurance and maintains stop-loss coverage with third-party insurers to limit its liability exposure. Liabilities associated with these losses are estimated by considering historical claims experience, estimated lag time to report and pay claims, average cost per claim and other actuarial factors.
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
Compensation expense for time-based stock options and restricted stock awards is recognized over the applicable vesting period, net of expected forfeitures. Compensation expense for performance-based shares with a market condition is recognized over the applicable vesting period, net of expected forfeitures, regardless of whether the market condition is achieved. Compensation expense related to the performance-based units is recognized over the applicable vesting period, net of expected forfeitures, and adjusted as necessary to reflect changes in the probability that the vesting criteria will be achieved. The Company regularly reviews the probability of achieving the performance condition on these awards.
Refer to Note 16, "Stock-Based Compensation" for more information.
Earnings Per Share.    Basic earnings per share ("EPS") is computed by dividing net income, net of cumulative undeclared dividends, by the weighted average number of shares of common stock outstanding for the period. The Company uses the treasury stock method to compute diluted EPS for its stock-based compensation to the extent that awards with performance and market conditions are probable of being achieved and stock options are in-the-money, which assumes that outstanding stock awards were converted into common stock, and the resulting proceeds (which includes unrecognized compensation expense for all awards and the exercise price associated with stock options) were used to acquire shares of common stock at the average market price during the reporting period. The Company applies the if-converted method to calculate dilution impact of the convertible debt and the convertible preferred stock. Refer to Note 15, "Earnings Per Share" for information on the Company's underlying shares of its convertible debt and convertible preferred stock in the computation of EPS.
Foreign Currency.    For all active foreign operations, the functional currency is generally the local currency. Assets and liabilities of foreign operations are translated into the Company's reporting currency, the U.S. dollar, using period-end exchange rates, while income and expenses are translated using the average exchange rates for the reporting period. Translation gains and

GNC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

losses are recorded as part of accumulated other comprehensive loss on the Consolidated Balance Sheet. The Company has intercompany balances with its foreign entities that are routinely settled primarily relating to product sales and management fees. Gains or losses resulting from these foreign currency transactions, included in the Consolidated Statements of Operations, were not material in the fiscal years ended December 31, 2018, 2017 and 2016.
Recently Adopted Accounting Pronouncements
In December 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-12, which simplifies the application of certain hedge accounting guidance to better align hedge accounting with an organization’s risk management activities in the financial statements. This standard eliminated the separate measurement and reporting of hedge ineffectiveness. Mismatches between changes in value of the hedged item and hedging instrument may still occur but they will no longer be separately reported. For cash flow and net investment hedges, all changes in value of the hedging instrument included in the assessment of effectiveness will be deferred in other comprehensive income and recognized in earnings at the same time that the hedged item affects earnings. The standard is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted. The Company adopted this standard during the second quarter of fiscal 2018, which was applied to the interest rate swaps entered into described below in Note 8 "Long-Term Debt / Interest Expense." The adoption of this standard did not have a material effect on the Company's Consolidated Financial Statements.
In May 2017, the FASB issued ASU 2017-09, which amends the scope of modification accounting for share-based payment arrangements. This standard states that an entity should account for the effects of a modification unless all of the following are met: 1) the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified (if the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification); 2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and 3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The standard is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The Company adopted this standard during the first quarter of fiscal 2018 which did not have an impact on the Company's Consolidated Financial Statements.
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

GNC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Loyalty. Effective with the launch of the One New GNC program on December 29, 2016, the Company introduced a free points-based myGNC Rewards loyalty program system-wide in the U.S. The Company has not revised prior period balances for e-commerce revenues because the changes are not material.

Refer to Note 3 "Revenue" for additional information relating to the impact of adopting ASC 606.

Revisions to Prior Periods
As a result of adopting ASC 606 on January 1, 2018, the Company has revised its comparative financial statements for the years ended December 31, 2017 and 2016, and applicable interim periods within those years, as if ASC 606 had been effective for those periods. Additionally, the cumulative effect of applying the new guidance to all contracts with customers that were not completed was recorded as an adjustment to retained earnings as of January 1, 2016.
The impact of the adoption of ASC 606 on the Company's Consolidated Balance Sheet as of December 31, 2017 was as follows:

GNC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2017
	As Previously Reported	Franchise Fees	Specialty Manufacturing	Total Adjustments	As Revised
	(in thousands)
Inventory	$506,858	$—	$(21,126)	$(21,126)	$485,732
Prepaid and other current assets	42,320	—	24,328	24,328	66,648
Total current assets	739,829	—	3,202	3,202	743,031
Total assets	$1,516,561	$—	$3,202	$3,202	$1,519,763

Deferred revenue and other current liabilities	$108,672	$5,409	$—	$5,409	$114,081
Total current liabilities	261,690	5,409	—	5,409	267,099
Deferred income taxes	64,121	(8,868)	807	(8,061)	56,060
Other long-term liabilities	55,721	29,781	—	29,781	85,502
Total long-term liabilities	1,416,865	20,913	807	21,720	1,438,585
Total liabilities	1,678,555	26,322	807	27,129	1,705,684
Retained earnings	567,741	(26,322)	2,395	(23,927)	543,814
Total stockholders' deficit	(161,994)	(26,322)	2,395	(23,927)	(185,921)
Total liabilities and stockholders' deficit	$1,516,561	$—	$3,202	$3,202	$1,519,763
The impact of the adoption of ASC 606 on the Consolidated Statements of Operations for the year ended December 31, 2017 and 2016 was as follows:

	Year ended December 31, 2017
	As Previously Reported	Franchise Fees	Specialty Manufacturing	Cooperative Advertising and Other Franchise Support Fees	Total Adjustments	As Revised
	(in thousands, except per share amounts)
Revenue	$2,453,038	$3,469	$1,031	$23,424	$27,924	$2,480,962
Cost of sales(1)	1,652,991	—	833	2,716	3,549	1,656,540
Gross profit	800,047	3,469	198	20,708	24,375	824,422
SG&A(2)	603,561	—	—	20,708	20,708	624,269
Gains on refranchising	(384)	70	—	—	70	(314)
Long-lived asset impairments	457,794	—	—	—	—	457,794
Other income, net	(511)	—	—	—	—	(511)
Operating loss	(260,413)	3,399	198	—	3,597	(256,816)
Interest expense, net	64,221	—	—	—	—	64,221
Gain on convertible debt and debt refinancing costs	(10,996)	—	—	—	—	(10,996)
Loss before income taxes	(313,638)	3,399	198	—	3,597	(310,041)
Income tax benefit (3)	(164,787)	5,307	(299)	—	5,008	(159,779)
Net loss	$(148,851)	$(1,908)	$497	$—	$(1,411)	$(150,262)
Loss per share:
Basic	$(2.16)	$(0.03)	$0.01	$—	$(0.02)	$(2.18)
Diluted	$(2.16)	$(0.03)	$0.01	$—	$(0.02)	$(2.18)

GNC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year ended December 31, 2016
	As Previously Reported	Franchise Fees	Specialty Manufacturing	Cooperative Advertising and Other Franchise Support Fees	Total Adjustments	As Revised
	(in thousands, except per share amounts)
Revenue	$2,540,016	$4,557	$917	$24,517	$29,991	$2,570,007
Cost of sales(1)	1,679,897	—	774	2,745	3,519	1,683,416
Gross profit	860,119	4,557	143	21,772	26,472	886,591
SG&A(2)	575,218	—	—	21,772	21,772	596,990
Gains on refranchising	(19,112)	3,070	—	—	3,070	(16,042)
Long-lived asset impairments	476,553	—	—	—	—	476,553
Other income, net	407	—	—	—	—	407
Operating loss	(172,947)	1,487	143	—	1,630	(171,317)
Interest expense, net	60,443	—	—	—	—	60,443
Loss before income taxes	(233,390)	1,487	143	—	1,630	(231,760)
Income tax benefit	52,860	546	53	—	599	53,459
Net loss	$(286,250)	$941	$90	$—	$1,031	$(285,219)
Loss per share:
Basic	$(4.12)	$0.01	$—	$—	$0.01	$(4.11)
Diluted	$(4.12)	$0.01	$—	$—	$0.01	$(4.11)
(1) Includes warehousing, distribution and occupancy.
(2) Defined as selling, general and administrative expense.
(3) Adjustments include $3.7 million non-cash tax expense related to the remeasurement of the applicable net deferred tax assets in connection with the 2017 Tax Act.

GNC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The impact of adoption of ASC 606 on the Company's reportable segments was as follows:

	Year ended December 31, 2017
	As Previously Reported	Franchise Fees	Specialty Manufacturing	Cooperative Advertising and Other Franchise Support Fees	Total Adjustments	As Revised
	(in thousands)
Revenue:
U.S. and Canada	$1,993,444	$2,063	$—	$23,424	$25,487	$2,018,931
International	177,359	419	—	—	419	177,778
Manufacturing / Wholesale:
Intersegment revenues	231,495	—	—	—	—	231,495
Third party	216,053	987	1,031	—	2,018	218,071
Subtotal Manufacturing / Wholesale	447,548	987	1,031	—	2,018	449,566
Total reportable segment revenues	2,618,351	3,469	1,031	23,424	27,924	2,646,275
Other	66,182	—	—	—	—	66,182
Elimination of intersegment revenues	(231,495)	—	—	—	—	(231,495)
Total revenue	$2,453,038	$3,469	$1,031	$23,424	$27,924	$2,480,962
Operating loss:
U.S. and Canada	$(246,097)	$1,993	$—	$—	$1,993	$(244,104)
International	60,568	419	—	—	419	60,987
Manufacturing / Wholesale	47,990	987	198	—	1,185	49,175
Total reportable segment operating loss	(137,539)	3,399	198	—	3,597	(133,942)
Corporate costs	(102,114)	—	—	—	—	(102,114)
Other	(20,760)	—	—	—	—	(20,760)
Unallocated corporate and other	(122,874)	—	—	—	—	(122,874)
Total operating loss	$(260,413)	$3,399	$198	$—	$3,597	$(256,816)

	Year ended December 31, 2016
	As Previously Reported	Franchise Fees	Specialty Manufacturing	Cooperative Advertising and Other Franchise Support Fees	Total Adjustments	As Revised
	(in thousands)
Revenue:
U.S. and Canada	$2,058,011	$924	$—	$24,517	$25,441	$2,083,452
International	160,691	1,627	—	—	1,627	162,318
Manufacturing / Wholesale:
Intersegment revenues	218,761	—	—	—	—	218,761
Third party	235,678	2,006	917	—	2,923	238,601
Subtotal Manufacturing / Wholesale	454,439	2,006	917	—	2,923	457,362
Total reportable segment revenues	2,673,141	4,557	917	24,517	29,991	2,703,132
Other	85,636	—	—	—	—	85,636
Elimination of intersegment revenues	(218,761)	—	—	—	—	(218,761)
Total revenue	$2,540,016	$4,557	$917	$24,517	$29,991	$2,570,007
Operating loss:
U.S. and Canada	$(104,943)	$(2,146)	$—	$—	$(2,146)	$(107,089)
International	55,404	1,627	—	—	1,627	57,031
Manufacturing / Wholesale	(19,961)	2,006	143	—	2,149	(17,812)
Total reportable segment operating loss	(69,500)	1,487	143	—	1,630	(67,870)
Corporate costs	(103,362)	—	—	—	—	(103,362)
Other	(85)	—	—	—	—	(85)
Unallocated corporate and other	(103,447)	—	—	—	—	(103,447)
Total operating loss	$(172,947)	$1,487	$143	$—	$1,630	$(171,317)

GNC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Recently Issued Accounting Pronouncements
In August 2018, the FASB issued ASU 2018-15, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-used software. This standard is effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of the new standard to have a material impact on its Consolidated Financial Statements.
In February 2016, the FASB issued ASU 2016-02, which requires lessees to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments for all leases with a term greater than 12 months. This standard is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2018 and is required to be applied using a modified retrospective approach. In July 2018, the FASB issued ASU 2018-11, which provides companies with the option to apply the new lease standard either at the beginning of the earliest comparative period presented or in the period of adoption. The Company will elect this optional transition relief amendment that allows for a cumulative-effect adjustment in the period of adoption and will not restate prior periods.  The Company is not yet complete with determining all elements associated with the new lease standard; however the Company has completed scoping of its lease portfolio and has developed accounting policies and policy elections for the adoption of the new lease standard.  In addition, the Company has implemented a new lease management and accounting software and is updating its processes and internal controls to comply with the new standard.   The Company has a significant number of leases, and as a result, expects to recognize a lease liability of approximately $525 million to $575 million. A right-of use asset will be recognized based on the lease liability, adjusted for the reclassification of certain balance sheet amounts such as deferred rent and prepaid rent. Additionally, the Company expects to recognize approximately $70 million to $90 million of right-of-use asset impairment charges for certain of the Company's stores which was previously determined that the carrying value of the applicable stores' assets were not recoverable. The right-of-use asset impairment charges will be recorded as a reduction to January 1, 2019 (opening day) retained earnings and are expected to have a significant impact on rent expense recognized in the Consolidated Statements of Operations in future periods. The new lease standard will have no impact of the timing or classification of the Company's cash flows as reported in the Consolidated Statement of Cash Flows.

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
U.S. and Canada Revenue
The following is a summary of revenue disaggregated by major source in the U.S. and Canada segment:

	Year ended December 31,
	2018	2017	2016
U.S. company-owned product sales: (1)	(in thousands)
Protein	$320,751	$338,773	$369,150
Performance supplements	280,835	281,532	254,753
Weight management	128,723	140,148	154,195
Vitamins	195,853	203,569	218,908
Herbs / Greens	66,025	66,324	63,356
Wellness	191,995	196,942	200,914
Health / Beauty	181,185	190,977	164,510
Food / Drink	109,094	94,390	105,134
General merchandise	24,019	28,931	28,786
Total U.S. company-owned product sales	$1,498,480	$1,541,586	$1,559,706
Wholesale sales to franchisees	225,106	242,521	250,779
Royalties and franchise fees	32,733	35,212	35,393
Sublease income	45,506	48,972	47,555
Cooperative advertising and other franchise support fees	20,815	23,424	24,517
Gold Card revenue recognized in U.S.(2)	—	24,399	62,211
Other (3)	128,580	102,817	103,291
Total U.S. and Canada revenue	$1,951,220	$2,018,931	$2,083,452

(1)	Includes GNC.com sales.

(2)
The Gold Card Member Pricing program in the U.S. was discontinued in December 2016 in connection with the launch of the One New GNC program which resulted in $24.4 million of deferred Gold Card revenue being recognized in the first quarter of 2017, net of $1.4 million in applicable coupon redemptions.

(3)	Includes revenue primarily related to Canada operations and loyalty programs, myGNC Rewards and PRO Access. The increase compared with prior years primarily relates to the Company's loyalty programs.

GNC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

International Revenue
The following is a summary of the revenue disaggregated by major source in the International reportable segment:

	Year ended December 31,
	2018	2017	2016
	(in thousands)
Wholesale sales to franchisees	$107,627	$104,384	$104,405
Royalties and franchise fees	26,503	26,609	27,112
Other (*)	57,279	46,785	30,801
Total International revenue	$191,409	$177,778	$162,318
(*) Includes revenue primarily related to China operations and company-owned stores located in Ireland.
Manufacturing / Wholesale Revenue
The following is a summary of the revenue disaggregated by major source in the Manufacturing / Wholesale reportable segment:

	Year ended December 31,
	2018	2017	2016
	(in thousands)
Third-party contract manufacturing	$123,322	$128,914	$135,459
Intersegment sales	264,211	231,495	218,761
Wholesale partner sales	87,572	89,157	103,142
Total Manufacturing / Wholesale revenue	$475,105	$449,566	$457,362
Revenue by Geography
The following is a summary of the revenue by geography:

	Year ended December 31,
	2018	2017	2016
Total revenues by geographic areas(1):	(in thousands)
United States	$2,205,669	$2,332,880	$2,431,013
Foreign	147,854	148,082	138,994
Total revenues (2)	$2,353,523	$2,480,962	$2,570,007
(1) Geographic areas are defined based on legal entity jurisdiction.
(2) Prior year revenue includes revenue from Lucky Vitamin, which was sold on September 30, 2017.
Balances from Contracts with Customers
Contract assets represent amounts related to the Company's contractual right to consideration for completed performance obligations not yet invoiced. The Company's contract assets for specialty manufacturing are recorded within prepaid and other current assets on the Consolidated Balance Sheets (with a corresponding reduction to inventory at cost), and were $25.5 million and $24.3 million at December 31, 2018 and December 31, 2017, respectively,
Contract liabilities include payments received in advance of performance under the contract. The Company's PRO Access and loyalty program points are recorded within deferred revenue and other current liabilities on the Consolidated Balance Sheets. Deferred franchise and license fees are recorded within deferred revenue and other current liabilities and other long-term liabilities on the Consolidated Balance Sheets.

GNC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents changes in the Company’s contract liabilities:

	Year ended December 31, 2018
	Balance at beginning of period	Recognition of revenue included in beginning balance	Contract liability, net of revenue, recognized during the period	Balance at end of period
	(in thousands)
Deferred franchise and license fees	$38,011	$(7,745)	$3,198	$33,464
PRO Access and loyalty program points	24,464	(24,464)	24,836	24,836
Gift card liability (*)	4,172	(2,562)	1,806	3,416
(*) Net of estimated breakage
As of December 31, 2018, the Company had deferred franchise and license fees with unsatisfied performance obligations extending throughout 2028 of $33.5 million, of which $7.3 million is expected to be recognized over the next 12 months. The Company has elected to use the practical expedient allowed under the rules of adoption to not disclose the duration of the remaining unsatisfied performance obligations for contracts with an original expected length of one year or less.
NOTE 4. INVENTORY
The net realizable value of inventory consisted of the following:

	December 31,
	2018	2017*
	(in thousands)
Finished product ready for sale	$416,113	$432,092
Work-in-process, bulk product and raw materials	46,520	51,225
Packaging supplies	2,939	2,415
Inventory	$465,572	$485,732
(*) The balances as of December 31, 2017 have been revised in connection with the adoption of ASC 606 to include a reduction to inventory as applicable custom manufacturing services are completed. Refer to Note 2, "Basis of Presentation and summary of significant accounting policies" for more information.
NOTE 5. INCOME TAXES
Income (loss) before income taxes consisted of the following components:

	Year ended December 31,
	2018	2017	2016
	(in thousands)
Domestic	$38,918	$(298,351)	$(210,465)
Foreign	18,557	(11,690)	(21,295)
Income (loss) before income taxes	$57,475	$(310,041)	$(231,760)

GNC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Income tax (benefit) expense consisted of the following components:

	Year ended December 31,
	2018	2017	2016
	(in thousands)
Current:
Federal	$277	$23,965	$67,326
State	4,646	4,458	9,928
Foreign	6,037	3,376	6,632
Total current income tax expense	10,960	31,799	83,886
Deferred:
Federal	(11,069)	(177,272)	(31,827)
State	(11,284)	(13,710)	(1,081)
Foreign	(912)	(596)	2,481
Total deferred income tax benefit	(23,265)	(191,578)	(30,427)
Total income tax (benefit) expense	$(12,305)	$(159,779)	$53,459
Income tax (benefit) expense reflected in the accompanying Consolidated Statements of Operations varies from the amounts that would have been provided by applying the United States federal statutory income tax rate of 21% to income (loss) before income taxes as shown below:

	Year ended December 31,
	2018	2017	2016
	(in thousands)
U.S. federal statutory income tax	$12,070	$(108,532)	$(81,116)
Increase (reduction) resulting from:
State income tax, net of federal tax benefit	(6,057)	(6,615)	6,345
Nondeductible goodwill	—	6,219	132,800
Brand name impairment	—	50,957	—
Exchange of convertible senior notes	—	(9,526)	—
Gain on forward contracts for the issuance of convertible preferred stock	(18,678)	—	—
Other permanent differences	4,712	2,513	633
International operations, net of foreign tax credits	(1,437)	(1,087)	3,454
Federal tax credits and income deductions	(2,013)	(2,698)	(6,030)
Tax impact of uncertain tax positions and other	2,682	(4,224)	(2,627)
Impact of 2017 Tax Act	(3,584)	(86,786)	—
Income tax (benefit) expense	$(12,305)	$(159,779)	$53,459
On December 22, 2017, tax reform legislation known as The Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”) was enacted.  The 2017 Tax Act made significant changes to the Internal Revenue Code.
During the year ended December 31, 2018, the Company finalized estimates of income tax impacts of the 2017 Tax Act based upon the regulations and other relevant guidance issued through December 31, 2018. The Company's 2018 income tax provision includes a discrete tax benefit of $3.6 million relating to the finalization of the remeasurement of its deferred tax assets and liabilities upon filing of the Company's 2017 federal income tax return.
During the year ended December 31, 2017, upon enactment of the 2017 Tax Act, the Company recorded a non-cash income tax benefit of $86.8 million, related to the remeasurement of its deferred tax assets and liabilities to reflect the effects of these temporary differences at enacted tax rates expected to be in effect when taxes are actually paid or recovered.

GNC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred tax assets and liabilities consisted of the following at December 31:

	2018			2017
	Assets	Liabilities	Net	Assets	Liabilities	Net
	(in thousands)
Deferred tax assets (liabilities):
Operating reserves	$5,787	$—	$5,787	$6,213	$—	$6,213
Deferred revenue	9,118	—	9,118	9,958	—	9,958
Prepaid expenses	—	(3,820)	(3,820)	—	(3,873)	(3,873)
Intangible assets	—	(100,709)	(100,709)	—	(102,602)	(102,602)
Fixed assets	12,632	—	12,632	15,420	—	15,420
Stock-based compensation	3,479	—	3,479	4,586	—	4,586
Net operating loss and credit carryforwards	35,243	—	35,243	28,244	—	28,244
Long-term rent liabilities	6,842	—	6,842	6,946	—	6,946
Convertible senior notes	—	(3,616)	(3,616)	—	(5,755)	(5,755)
Interest limitation	20,073	—	20,073	—	—	—
Valuation allowance	(20,025)	—	(20,025)	(17,478)	—	(17,478)
Other	3,938	—	3,938	4,018	—	4,018
Total net deferred taxes	$77,087	$(108,145)	$(31,058)	$57,907	$(112,230)	$(54,323)
At December 31, 2018 and 2017, the Company had deferred tax assets relating to foreign and state NOLs with lives ranging from 5 to 20 years. As of December 31, 2018 and 2017, a valuation allowance was provided for certain NOLs, as the Company currently believes that these NOLs may not be realizable prior to their expiration. In 2018, the Company increased its valuation allowance by $2.5 million for additional NOLs generated in jurisdictions for which a valuation allowance was historically recorded. During 2017, the Company reduced its valuation allowance by $3.8 million.
The Company does not have any material undistributed earnings of international subsidiaries at December 31, 2018 as these subsidiaries are considered to be branches for United States tax purposes, to have incurred cumulative NOLs, or to have only minimal undistributed earnings.
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding penalties and interest, is as follows:

	December 31,
	2018	2017	2016
	(in thousands)
Balance of unrecognized tax benefits at beginning of period	$5,774	$6,456	$7,282
Additions for tax positions taken during current period	882	748	289
Additions for tax positions taken during prior periods	715	192	1,031
Reductions for tax positions taken during prior periods	(421)	(675)	(1,378)
Settlements	—	(947)	(768)
Balance of unrecognized tax benefits at end of period	$6,950	$5,774	$6,456

GNC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company's liability for uncertain tax positions, excluding penalties and interest, increased by $1.2 million during the current year due in part to the finalization of audits in several states resulting in final tax assessments from the jurisdictions.
As of December 31, 2018, the Company is not aware of any positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months. Accrued interest and penalties were $2.0 million at both December 31, 2018 and 2017. At December 31, 2018, the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $8.9 million, including the impact of accrued interest and penalties. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, the Company believes that its unrecognized tax benefits reflect the most likely outcome. The Company adjusts these unrecognized tax benefits, as well as the related interest, in light of changing facts and circumstances. Settlement of any particular position could require the use of cash. Favorable resolution would be recognized as a reduction to the effective income tax rate in the period of resolution.
NOTE 6. GOODWILL AND INTANGIBLE ASSETS
Impairment Charges
The Company recorded the following impairment charges:

	Year ended December 31,
	2018	2017	2016
	(in thousands)
Brand name	$23,680	$395,600	$—
Goodwill	—	24,283	471,132
Property and equipment(1)	9,521	18,555	5,421
Lucky Vitamin (2)	—	19,356	—
Other store closing costs	5,035	—	—
Total long-lived asset impairment charges	$38,236	$457,794	$476,553

(1) Refer to Note 7, "Property, Plant and Equipment, Net" for more information on the property and equipment charges.
(2) Includes goodwill, intangible assets and property and equipment as explained below.
Brand Name

The Company had previously recognized a $395.6 million impairment charge on its $720.0 million indefinite-lived brand intangible asset during 2017, which was allocated to the U.S. and Canada and International segments for $394.0 million and $1.6 million, respectively. During the fourth quarter of 2018, management performed its annual impairment test of the indefinite-lived brand intangible asset and concluded that the estimated fair value under the relief from royalty method (income approach) was less than its carrying value, which resulted in an impairment charge of $23.7 million for year ended December 31, 2018. The brand name impairment test was performed in totality as it represents a single unit of account and the charge was allocated to the U.S. and Canada and International segments for $21.6 million and $2.1 million, respectively. The methodology utilized for the impairment test of the indefinite-lived brand intangible asset has not changed materially from the prior year. Key assumptions included in the estimation of the fair value include the following:

•
Future cash flow assumptions - Future cash flow assumptions include retail sales from the Company’s corporate retail store operations, GNC.com retail sales, wholesale partner sales, China sales, and retail sales from domestic and international franchisees. Sales were based on organic growth and were derived from historical experience and assumptions regarding future growth. The Company's analysis incorporated an assumed period of cash flows of 10 years with a terminal value.

•
Royalty rate - The royalty rates utilized consider external market evidence and internal financial metrics including a review of available returns after the consideration of property, plant and equipment, working capital and other intangible assets.

GNC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•
Discount rate - The discount rate was based on the measure used in the goodwill impairment test described below adjusted for the risk associated with the specific brand name asset. The discount rate used in the analysis was 18.5%.

Goodwill

Management performed its annual impairment test of goodwill during the fourth quarter of 2018. Results of the impairment test indicated no impairment for the year ended December 31, 2018. The GNC.com, International Franchise, and Wholesale reporting units had fair values which were substantially in excess of their respective carrying values. The Manufacturing and The Health Store reporting units, which have goodwill balances of $61.5 million and $5.7 million, respectively, had fair values that exceeded their carrying values by less than 5%.

The Company estimated the fair values of its reporting units in the fourth quarter of 2018 using a discounted cash flow method (income approach) weighted 50% and a guideline company method (market approach) weighted 50%. The methodology utilized for the goodwill impairment test has not changed materially from the prior year. The key assumptions used under the income approach include the following:

•
Future cash flow assumptions - The Company's projections for its reporting units were based on organic growth and were derived from historical experience and assumptions regarding future growth and profitability trends. The Company's analysis incorporated an assumed period of cash flows of 10 years with a terminal value.

•
Discount rate - The discount rate was based on an estimated weighted average cost of capital ("WACC") for each reporting unit. The components of WACC are the cost of equity and the cost of debt, each of which requires judgment by management to estimate. The Company developed its cost of equity estimate based on perceived risks and predictability of future cash flows. The WACC used to estimate the fair values of the Company's reporting units was within a range of 17% to 22%. Any difference between the WACC among reporting units is primarily due to the precision with which management expects to be able to predict the future cash flows of each reporting unit.

The guideline company method involves analyzing transaction and financial data of publicly-traded companies to develop multiples, which are adjusted to account for differences in growth prospects and risk profiles of the reporting unit and the comparable.

For the year ended December 31, 2017, the Company recorded a goodwill impairment charge of $24.3 million impairment charge related to the Wholesale reporting unit in the fourth quarter as a result of a triggering event based on a decline in the Company's share price and previous challenges associated with the Company's efforts to refinance its long-term debt. For the year ended December 31, 2016, the Company recorded $471.1 million of goodwill impairment charges during the fourth quarter as a result of a triggering event based on a decline in the Company's share price coupled with the strategic changes around the One New GNC, of which $366.4 million related to Domestic Stores, $90.5 million related to Manufacturing and $14.2 million related to Canada. The Domestic Stores and Canada reporting units had no remaining goodwill balance after the impairment charge recognized during the year ended December 31, 2016.

Lucky Vitamin

During the second quarter of 2017, in order for the Company to focus on strategic changes around the One New GNC program, the Company considered strategic alternatives for the Lucky Vitamin e-commerce business, which was considered a triggering event requiring an interim goodwill impairment review of the Lucky Vitamin reporting unit as of June 30, 2017. The Company estimated the fair value of the Lucky Vitamin reporting unit using a discounted cash flow method (income approach) and a guideline company method (market approach), each of which took into account the expectations regarding the potential strategic alternatives for the Lucky Vitamin business being explored in the second quarter of 2017. As a result of the review, the Company concluded that the carrying value of the Lucky Vitamin reporting unit exceeded its fair value, which resulted in a goodwill impairment charge of $11.5 million being recorded in the second quarter of 2017. There was no remaining goodwill balance on the Lucky Vitamin reporting unit after the impact of this charge.

As a result of the impairment indicator described above, the Company also performed an impairment analysis with respect to its definite-long-lived assets on the Lucky Vitamin reporting unit, consisting of a trade name and property and equipment. The fair value of the trade name was determined using a relief from royalty method (income approach) and the fair value of the property and equipment was determined using an income approach. Based on the results of the analyses, the Company concluded that the carrying value of the Lucky Vitamin trade name and property and equipment exceeded their fair values resulting in an impairment

GNC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

charge of $4.2 million and $3.7 million, respectively. All of the aforementioned non-cash charges totaling $19.4 million were recorded in long-lived asset impairments in the Consolidated Statement of Operations within the U.S. and Canada segment during the year ended December 31, 2017.

The Company completed an asset sale of Lucky Vitamin on September 30, 2017, resulting in a loss of $1.7 million recorded within other (income) loss, net on the Consolidated Statement of Operations consisting of the net assets sold subtracted from the purchase price of $6.4 million, which includes fees paid to a third-party. The proceeds were received in October 2017.
Goodwill Roll-Forward
The following table summarizes the Company's goodwill activity by reportable segment:

	U.S. and Canada	International	Manufacturing / Wholesale	Other (*)	Total
	(in thousands)
Goodwill at December 31, 2016	$9,251	$42,994	$112,353	$11,464	$176,062
2017 Activity:
Impairments	—	—	(24,283)	(11,464)	(35,747)
Translation effect of exchange rates	—	714	—	—	714
Total 2017 activity	—	714	(24,283)	(11,464)	(35,033)
Balance at December 31, 2017:
Gross	389,895	43,708	202,841	—	636,444
Accumulated impairments	(380,644)	—	(114,771)	—	(495,415)
Goodwill	$9,251	$43,708	$88,070	$—	$141,029
2018 Activity:
Translation effect of exchange rates	—	(265)	—	—	(265)
Total 2018 activity	—	(265)	—	—	(265)
Balance at December 31, 2018:
Gross	389,895	43,443	202,841	—	636,179
Accumulated impairments	(380,644)	—	(114,771)	—	(495,415)
Goodwill	$9,251	$43,443	$88,070	$—	$140,764
(*) In connection with the sale of the assets of Lucky Vitamin in the third quarter of 2017, as described above, the gross goodwill and accumulated impairment was derecognized.
Intangible Assets
The following table reflects the gross carrying amount and accumulated amortization for each major intangible asset:

		December 31, 2018			December 31, 2017
	Weighted- Average Life	Gross	Accumulated Amortization/ Impairment	Carrying Amount	Gross	Accumulated Amortization/ Impairment	Carrying Amount
		(in thousands)
Brand name	Indefinite	$720,000	$(419,280)	$300,720	$720,000	$(395,600)	$324,400
Retail agreements	30.3	31,000	(12,566)	18,434	31,000	(11,513)	$19,487
Franchise agreements	25.0	70,000	(33,017)	36,983	70,000	(30,217)	39,783
Manufacturing agreements	25.0	70,000	(33,017)	36,983	70,000	(30,217)	39,783
Other intangibles (*)	6.8	652	(449)	203	683	(377)	306
Franchise rights	3.0	7,486	(7,362)	124	7,486	(7,130)	356
Total		$899,138	$(505,691)	$393,447	$899,169	$(475,054)	$424,115
(*) In connection with the sale of the assets of Lucky Vitamin in the third quarter of 2017, as described above, the gross trade name and accumulated amortization/impairment was derecognized.
Amortization expense during the years ended December 31, 2018, 2017 and 2016 was $7.0 million, $7.4 million and $8.2 million, respectively.

GNC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table represents future amortization expense of definite-lived intangible assets at December 31, 2018:

Years ending December 31,	Amortization expense
(in thousands)
2019	$6,837
2020	6,774
2021	6,672
2022	6,653
2023	6,653
Thereafter	59,138
Total future amortization expense	$92,727
Store Acquisitions
For the years ended December 31, 2018, 2017 and 2016, the Company acquired 25, 60 and 21 franchise stores, respectively. These acquisitions are accounted for utilizing the acquisition method of accounting, and the Company allocated the purchase price by recognizing acquired inventory, fixed assets, franchise rights and other net assets at fair value with any excess being recorded as goodwill. For the years ended December 31, 2018, 2017 and 2016, the impact of these store acquisitions was not material.
NOTE 7. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net, consisted of the following:

	December 31,
	2018	2017
	(in thousands)
Land, buildings and improvements	$74,062	$73,287
Machinery and equipment	159,563	170,107
Leasehold improvements	107,089	146,830
Furniture and fixtures	108,196	108,085
Software	52,970	50,098
Construction in progress	2,896	1,710
Total property, plant and equipment	504,776	550,117
Less: accumulated depreciation	(340,160)	(341,267)
Less: current year impairment	(9,521)	(22,288)
Net property, plant and equipment	$155,095	$186,562
The Company recognized depreciation expense on property, plant and equipment of $40.1 million, $49.4 million, and $51.8 million for the years ended December 31, 2018, 2017 and 2016, respectively, which is included in occupancy expense as part of cost of sales and SG&A expense on the Consolidated Statements of Operations.
Fixed Assets Impairments and Other Store Closing Costs
During the third quarter of 2018, the Company performed a detailed review of its store portfolio and identified stores in the U.S. and Canada that will be closed within the next three years at the end of their lease terms. This review also identified other stores in which the Company is considering alternatives such as seeking lower rent or a shorter term. In connection with the review of the store portfolio, the Company recorded $14.6 million of impairment charges within the U.S. and Canada segment, of which $9.5 million related to its property, plant and equipment for certain underperforming stores and $5.1 million related to other store closing costs, presented as long-lived asset impairments in the accompanying Consolidated Statement of Operations.

GNC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the year ended December 31, 2017, the Company recorded $18.6 million of impairment charges within the U.S. and Canada segment primarily relate to certain of the Company's underperforming stores and the impact of Hurricane Maria on the Company's stores located in Puerto Rico.
The impairment tests were performed at the individual store level as this is the lowest level which identifiable cash flows are largely independent of other groups of assets and liabilities. Underperforming stores were generally comprised of stores with historical and expected future losses or stores that management intends on closing in the near term. If the undiscounted estimated future cash flows were less than the carrying value of the individual store, an impairment charge was calculated by subtracting the estimated fair value of property and equipment from its carrying value. Fair value was estimated using a discounted cash flow method (income approach) utilizing the undiscounted cash flows estimated in the first step of the test.
Refer to Note 6, "Goodwill and Intangible Assets" for fixed asset impairments related to Lucky Vitamin in 2017.
NOTE 8. LONG-TERM DEBT / INTEREST EXPENSE
Long-term debt consisted of the following:

	December 31,
	2018	2017
	(in thousands)
Tranche B-1 Term Loan (net of $0.0 million and $0.9 million discount)	$147,289	$1,130,320
Tranche B-2 Term Loan (net of $17.5 million discount)	554,760	—
FILO Term Loan (net of $10.9 million discount)	264,086	—
Unpaid original issuance discount	11,445	—
Notes	175,504	167,988
Debt issuance costs	(762)	(1,285)
Total debt	$1,152,322	$1,297,023
Less: current maturities	(158,756)	—
Long-term debt	$993,566	$1,297,023
At December 31, 2018, the Company's future annual contractual obligations on long-term debt are detailed below:

Year Ending December 31,	Tranche B-1 Term Loan (1)	Tranche B-2 Term Loan (2)	Unpaid original issuance discount	FILO Term Loan (3)	Convertible Notes (4)	Total
	(in thousands)
2019	$147,311	$—	$11,445	$—	$—	$158,756
2020	—	—	—	—	188,565	188,565
2021	—	572,236	—	—	—	572,236
2022	—	—	—	275,000	—	275,000
Total	$147,311	$572,236	$11,445	$275,000	$188,565	$1,194,557
(1) Includes the unamortized original issuance discount of $0.0 million.
(2) Includes the unamortized original issuance discount of $17.5 million
(3) Includes the unamortized original issuance discount of $10.9 million
(4) Includes unamortized conversion feature of $11.5 million and original issuance discount of $1.6 million.

GNC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Senior Credit Facility
Issuance
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
Refinancing
On February 28, 2018, the Company amended and restated its Senior Credit Facility (the “Amendment”, and the Senior Credit Facility as so amended, the "Term Loan Agreement") formerly consisting of a $1,131.2 million term loan facility due in March 2019 and a $225.0 million revolving credit facility that was scheduled to mature in September 2018. The Amendment included an extension of the maturity date for $704.3 million of the $1,131.2 million term loan facility from March 2019 to March 2021 (the “Tranche B-2 Term Loan"). Provided that all outstanding amounts under the convertible senior notes exceeding $50.0 million have not been repaid, refinanced, converted or effectively discharged prior to May 2020 ("Springing Maturity Date"), the maturity date becomes the Springing Maturity Date, subject to certain adjustments. The Amendment also terminated the $225.0 million revolving credit facility.
After the effectiveness of the Amendment, the remaining term loan of $151.9 million as of February 28, 2018 continues to have a maturity date of March 2019 (the "Tranche B-1 Term Loan"). The Tranche B-2 Term Loan requires annual aggregate principal payments of at least $43 million and bears interest at a rate of, at the Company's option, LIBOR plus a margin of 9.25% per annum subject to change under certain circumstances (with a minimum and maximum margin of 8.25% and 9.25%, respectively, per annum), or prime plus a margin of 8.25% per annum subject to change under certain circumstances (with a minimum and maximum of 7.25% and 8.25%, respectively, per annum). Any mandatory repayments as defined in the credit agreement shall be applied to the remaining annual aggregate principle payments in direct order of maturity. As discussed in further detail below, in November 2018, the Company paid $100 million on the Tranche B-2 Term Loan and elected to use the payment to satisfy the scheduled amortization payments on the Term Loan Facility through December 2020. The interest rate under the Tranche B-1 Term Loan is at a rate of, at the Company's option, LIBOR plus a margin of 2.5% or prime plus a margin of 1.5%. The Term Loan Agreement is secured by a (i) first lien on certain assets of the Company primarily consisting of capital stock issued by General Nutrition Centers, Inc. ("Centers") and its subsidiaries, intellectual property and equipment (“Term Priority Collateral”) and (ii) second lien on certain assets of the Company primarily consisting of inventory and accounts receivable (“ABL Priority Collateral”). The Term Loan Agreement is guaranteed by all material, wholly-owned domestic subsidiaries of the Company (the “U.S. Guarantors”) and by General Nutrition Centres Company, an unlimited liability company organized under the laws of Nova Scotia (together with the U.S. Guarantors, the “Guarantors”).
On February 28 2018, the Company also entered into a new asset-based credit agreement (the "ABL Credit Agreement"), consisting of:
•a new $100 million asset-based Revolving Credit Facility (the "Revolving Credit Facility") with a maturity date of August 2022 (which maturity date will become May 2020, subject to certain adjustments, should the Springing Maturity Date be triggered); and
•a $275.0 million asset-based Term Loan Facility advanced on a “first-in, last-out” basis (the "FILO Term Loan") with a maturity date of December 2022 (which maturity date will become May 2020, subject to certain adjustments, should the Springing Maturity Date be triggered).
There are no scheduled amortization payments associated with the FILO Term Loan, which bears interest at a rate of LIBOR plus a margin of 7.00% per annum subject to decrease under certain circumstances (with a minimum possible interest rate of LIBOR plus a margin of 6.50% per annum). Outstanding borrowings under the Revolving Credit Facility bear interest at a rate

GNC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of LIBOR plus 1.50% or prime plus 0.50% (both subject to an increase of 0.25% to 0.50% based on the amount available to be drawn under the Revolving Credit Facility). The Company is also required to pay an annual fee fronting fee of 0.125% to the applicable Issuing Bank and a fee to revolving lenders equal to a maximum of 2.0% (subject to adjustment based on the amount available to be drawn under the Revolving Credit Facility with a minimum of 1.5%) on outstanding letters of credit and an annual commitment fee of 0.375% on the undrawn portion of the Revolving Credit Facility subject to an increase to 0.5% based on the amount available to draw under the Revolving Credit Facility. The FILO Term Loan and Revolving Credit Facility are secured by a (i) first lien on ABL Priority Collateral and (ii) second lien on Term Priority Collateral. The FILO Term Loan and Revolving Credit Facility are guaranteed by the Guarantors.
In connection with the debt refinancing, the Company recognized a loss of $16.7 million in the first quarter of 2018, which primarily includes third-party fees relating to the Tranche B-2 Term Loan and the FILO Term Loan, and is presented as an operating outflow on the accompanying Consolidated Statement of Cash Flows. In addition, the Company paid $30.2 million consisting of an original issuance discount (“OID”) to the Tranche B-2 Term Loan and the FILO Term Loan lenders. The remaining unpaid OID of $11.4 million, which is subject to change based on the timing and amount of the outstanding balance, is due to the Tranche B-2 Term Loan lenders at 2% of the outstanding balance the earlier of March 2019 or after a qualifying event in which the Company receives net cash proceeds as defined in the credit agreement. The OID together with $5.1 million in fees incurred relating to the Revolving Credit Facility (included within other long-term assets on the Consolidated Balance Sheet) will be amortized through the applicable maturity dates as an increase to interest expense. The $30.2 million portion of OID paid together with the Revolving Credit Facility fees resulted in $35.2 million presented as a financing outflow on the accompanying Consolidated Statement of Cash Flows. Included within the current debt above is the Tranche B-1 Term Loan balance and the 2% OID that is due to the Tranche B-2 Term Loan lenders by March 2019.
Under the Company’s Term Loan Agreement and ABL Credit Agreement (collectively, the "Credit Facilities"), the Company is required to make certain mandatory prepayments, including a requirement to prepay first the Tranche B-2 Term Loan (until repaid in full), second the FILO Term Loan (until repaid in full, but only if such prepayment is permitted under the ABL Credit Agreement), and third the Tranche B-1 Term Loan, in each case annually with amounts based on excess cash flow, as defined in the Company’s Credit Facilities, based on the results of the Company for the prior fiscal year. The first such payment will be due with respect to the year ending December 31, 2018. The payment will be either 75% or 50% of excess cash flow for each such fiscal year, as determined by the Consolidated Net First Lien Leverage Ratio, and will be reduced by scheduled debt amortization payments and debt maturity payments that occur during the fiscal year and in the subsequent year up to the date the excess cash flow payment is required to be paid. The Company estimates the amount of excess cash flow payment to be between $0 and $10 million.
As of December 31, 2018, the Company's contractual interest rates under the Tranche B-1 Term Loan, Tranche B-2 Term Loan, and the FILO Term Loan were 5.7%, 11.8% and 9.5%, respectively, which consist of LIBOR plus the applicable margin rate. At December 31, 2017, the contractual interest rate under the Tranche B-1 Term Loan was 4.1%. The Revolving Credit Facility had a weighted average interest rate of 2.7% at December 31, 2017. At December 31, 2018, the Company had $94.2 million available under the Revolving Credit Facility, after giving effect to $5.8 million utilized to secure letters of credit. See below under "Interest Rate Swaps" for discussion of the interest rate swap.
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
Investment from Harbin and International Vitamin Corporation ("IVC")
On November 7, 2018, The Company entered into an Amendment to the Securities Purchase Agreement with Harbin Pharmaceutical Group Holdings Co., Ltd. (the "Investor") for the purchase of 299,950 shares of convertible preferred stock. Pursuant to the terms of the Securities Purchase Agreement, the Investor assigned its interest in the Securities Purchase Agreement to Harbin Pharmaceutical Group Co., Ltd. ("Harbin"). Harbin's $300 million investment was funded in three separate tranches.

GNC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On November 8, 2018, the Company received the initial $100 million investment for the purchase of 100,000 shares of convertible preferred stock. The Company utilized the $100 million to pay a portion of the Tranche B-2 Term Loan due in March 2021 pursuant to the Amendment to its Senior Credit Facility and elected to use the payment to satisfy the scheduled amortization payments on the Term Loan Facility through December 2020. On January 2, 2019, the Company received $50 million investment for the second purchase of 50,000 shares of convertible preferred stock, and on February 13, 2019, the Company received the remaining $150 million for the final purchase of 149,950 shares of convertible preferred stock.
In March 2019, the Company announced the formation of a strategic partnership with IVC. Under the terms of the agreement, GNC received $101 million from IVC in the first quarter of 2019 and contributed its Nutra manufacturing and Anderson facility net assets in exchange for an initial 43% ownership in the joint venture.
In connection with the receipt of the investments in 2019 as mentioned above, the Company paid down the remaining balance of the Tranche B-1 Term Loan of $147.3 million. The remaining proceeds together with cash generated from operating activities were utilized to pay a portion of the Tranche B-2 of $114.0 million and the original issuance discount due to the Tranche B-2 Term Loan lenders at 2% of the outstanding balance.
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

•	Previous challenges associated with the Company’s refinancing efforts of its long term debt at the time of the convertible debt exchange.

•	The holders of the convertible debt completed the exchange for a value lower than the face amount of the notes. As a result, management concluded a concession was granted to the Company.
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
Notes by Component
The Notes consist of the following components:

	As of December 31,
	2018	2017
	(in thousands)
Liability component
Principal	$188,565	$188,565
Conversion feature	(11,489)	(18,065)
Discount related to debt issuance costs	(1,572)	(2,512)
Net carrying amount	$175,504	$167,988

Equity component
Conversion feature	$49,680	$49,680
Debt issuance costs	(1,421)	(1,421)
Deferred taxes	(16,620)	(16,620)
Net amount recorded in additional paid-in capital	$31,639	$31,639
Interest Rate Swaps
On June 13, 2018, the Company entered into two interest rate swaps with notional amounts of $275 million and $225 million to limit the exposure to its variable interest rate debt by effectively converting it to a fixed interest rate. The Company receives payments based on the one-month LIBOR and makes payments based on a fixed rate. The Company receives payments with a floor of 0.00% and 0.75%, respectively, on the $275 million and $225 million interest rate swaps, which aligns with the related debt instruments. The interest rate swap agreements had an effective date of June 29, 2018. The $225 million interest rate swap expires on February 28, 2021, and the $275 million interest rate swap expires on June 30, 2021. The notional amount of the $225 million interest rate swap is scheduled to decrease to $175 million on June 30, 2019, $125 million on June 30, 2020 and $75 million on December 31, 2020. The Company designated these instruments as cash flow hedges and deemed effective upon initiation. The interest rate swaps are recognized on the balance sheet at fair value. Changes in fair value are recorded within other comprehensive income (loss) on the Consolidated Balance Sheet and reclassified into the Consolidated Statement of Operations as interest expense in the period in which the underlying transaction affects earnings.

GNC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair values of the derivative financial instruments included in the Consolidated Balance Sheets consisted of the following:

(in thousands, except percentages)
				Fair Value at
	Notional Amount	Fixed Rate	Balance Sheet Classification	December 31, 2018	December 31, 2017

Accounting cash flow hedges:
Interest rate swap	$275,000	2.82%	Other long-term liabilities	$2,371	$—
Interest rate swap	225,000	2.74%	Other long-term liabilities	839	—
Net carrying amount	$500,000		Total liabilities	$3,210	$—

At December 31, 2018, there was a cumulative unrealized loss of $2.2 million, net of tax, related to these interest rate swaps included in accumulated other comprehensive income (loss). This loss would be immediately recognized in the Consolidated Statement of Operations if these instruments fail to meet certain cash flow hedge requirements. As of December 31, 2018, the amount included in accumulated other comprehensive loss related to the interest rate swaps to be reclassified into earnings during the next 12 months is not material. Refer to Note 10, "Fair Value Measurements of Financial Instruments" for more information on how the interest rate swaps are valued.

Interest Expense
    Interest expense consisted of the following:

	For the year ended December 31,
	2018	2017	2016
	(in thousands)
Senior Credit Facility:
Tranche B-1 Term Loan coupon	$13,322	$41,477	$38,821
Tranche B-2 Term Loan coupon	64,417	—	—
FILO Term Loan coupon	22,143	—	—
Revolving Credit Facility	1,022	—	—
Terminated revolving credit facility	316	4,685	4,689
Amortization of discount and debt issuance costs	15,648	2,413	2,444
Total Senior Credit Facility	116,868	48,575	45,954
Notes:
Coupon	2,828	4,272	4,313
Amortization of conversion feature	6,576	9,496	9,092
Amortization of discount and debt issuance costs	974	1,251	1,140
Total Notes	10,378	15,019	14,545
Interest income and other	(166)	627	(56)
Interest expense, net	$127,080	$64,221	$60,443

GNC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9. DEFERRED REVENUE AND OTHER CURRENT LIABILITIES
Deferred revenue and other current liabilities consisted of the following:

	December 31,
	2018	2017
	(in thousands)
Deferred revenue	$37,629	$40,211
Accrued compensation and related benefits	38,866	32,177
Accrued occupancy	9,106	8,732
Accrued sales tax	2,571	3,022
Accrued interest	1,828	2,124
Other current liabilities	30,169	27,815
Total deferred revenue and other current liabilities	$120,169	$114,081
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
The carrying value and estimated fair value of the forward contracts for the issuance of convertible preferred stock, the Term Loan Facility, net of discount, Notes (net of the equity component classified in stockholders' equity and discount) and the interest rate swaps were as follows:

GNC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Assets:
Forward contracts for the issuance of convertible preferred stock	$88,942	$88,942	$—	$—
Liabilities:
Tranche B-1 Term Loan	$147,289	$145,080	$1,130,320	$930,592
Tranche B-2 Term Loan	554,760	511,766	—	—
FILO Term Loan	264,086	260,125	—	—
Notes	175,504	131,628	167,988	85,044
Interest rate swaps	3,210	3,210	—	—
The forward contracts for the issuance of convertible preferred stock are measured at fair value, as of the valuation date, using a single factor binomial lattice model ("Lattice Model") which incorporates the terms and conditions of the convertible preferred stock and is based on changes in the prices of the underlying common share price over successive periods of time. Key assumptions of the Lattice Model include the current price of the underlying stock and its historical and expected volatility, risk-neutral interest rates and the instruments remaining term.  These assumptions require significant management judgment and are considered Level 3 inputs. The forward contract is revalued at each reporting period and changes in fair value are recognized in the Consolidated Statements of Operations. Refer to Note 13, "Mezzanine Equity" for discussion of the Securities Purchase Agreement.
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
As described in Note 6, "Goodwill and Intangible Assets, Net," and Note 7, "Property, Plant and Equipment, Net," the Company recorded long-lived asset impairments in the years ended December 31, 2018, 2017 and 2016. This resulted in the following assets being measured at fair value on a non-recurring basis using Level 3 inputs:
•the indefinite-lived brand name intangible asset at December 31, 2018 and 2017;
•goodwill at December 31, 2017 for the Wholesale reporting unit;
•goodwill at December 31, 2016 for the Domestic Stores, Canada and Manufacturing reporting units; and
•property and equipment at certain of the Company's stores at December 31, 2018, 2017 and 2016.

GNC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11. LONG-TERM LEASE OBLIGATIONS
The Company's rent expense, which is recorded within cost of sales on the Consolidated Statements of Operations, was as follows:

	Year ended December 31,
	2018	2017	2016
	(in thousands)
Company-owned and franchise stores:
Rent on operating leases	$184,875	$193,398	$193,830
Landlord related taxes	27,191	27,872	27,747
Common operating expenses	44,120	45,866	45,375
Percent and contingent rent	17,177	17,870	19,435
Total company-owned and franchise stores	273,363	285,006	286,387
Other	20,932	22,446	19,905
Total rent expense	$294,295	$307,452	$306,292
The Company recorded sublease revenue, within revenue on the Consolidated Statements of Operations, of $45.5 million, $49.0 million and $47.6 million in the years ended December 31, 2018, 2017 and 2016, respectively, relating to subleases with its franchisees, which includes rental income and other occupancy related items.
Minimum future rent obligations for non-cancelable operating leases, excluding optional renewal periods, were as follows for the years ending December 31 and exclude landlord related taxes, common operating expenses, and percent and contingent rent.

	Company-Owned and Franchise Stores	Sublease Income from Franchisees	Other *	Rent on Operating Leases, net of Sublease Revenue
	(in thousands)
2019	$162,910	$(29,867)	$6,071	$139,114
2020	126,312	(23,631)	5,574	108,255
2021	95,000	(16,782)	4,185	82,403
2022	64,735	(10,285)	2,479	56,929
2023	39,798	(4,717)	1,290	36,371
Thereafter	56,200	(4,238)	6,703	58,665
Total future obligations	$544,955	$(89,520)	$26,302	$481,737
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
Litigation
DMAA / Aegeline Claims.    Prior to December 2013, the Company sold products manufactured by third parties that contained derivatives from geranium known as 1.3-dimethylpentylamine/ dimethylamylamine/13-dimethylamylamine, or "DMAA," which were recalled from the Company's stores in November 2013, and/or Aegeline, a compound extracted from bael trees. As of December 31, 2018, the Company was named in 27 personal injury lawsuits involving products containing DMAA and/or Aegeline.
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
California Wage and Break Claims.    On February 29, 2012, former Senior Store Manager, Elizabeth Naranjo, individually and on behalf of all others similarly situated, sued General Nutrition Corporation in the Superior Court of the State of California for the County of Alameda. The class action complaint contains eight causes of action, alleging, among other matters, meal, rest break and overtime violations for which indeterminate money damages for wages, penalties, interest, and legal fees are sought. In June 2018, the Court granted in part and denied in part the Company's Motion for Decertification. In August 2018, the plaintiff voluntarily dismissed the class action claims alleging overtime violations. As of December 31, 2018, an immaterial liability has been accrued in the accompanying financial statements. The Company intends to vigorously defend against the remaining class action claims asserted in this action. Trial is currently scheduled for September 2019.
Pennsylvania Fluctuating Workweek. On September 18, 2013, Tawny Chevalier and Andrew Hiller commenced a class action in the Court of Common Pleas of Allegheny County, Pennsylvania. Plaintiff asserted a claim against the Company for

GNC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

a purported violation of the Pennsylvania Minimum Wage Act ("PMWA"), challenging the Company's utilization of the "fluctuating workweek" method to calculate overtime compensation, on behalf of all employees who worked for the Company in Pennsylvania and who were paid according to the fluctuating workweek method. In October 2014, the Court entered an order holding that the use of the fluctuating workweek method violated the PMWA. In September 2016, the Court entered judgment in favor of Plaintiffs and the class in an immaterial amount, which has been recorded as a charge in the accompanying Consolidated Financial Statements. Plaintiffs subsequently filed a petition for an award of attorney's fees, costs and incentive payment. The court awarded an immaterial amount in legal fees. The Company appealed from the adverse judgment and the award of attorney's fees. On December 22, 2017, the Pennsylvania Superior Court held that the Company correctly determined the "regular rate" by dividing weekly compensation by all hours worked (rather than 40), but held that the regular rate must be multiplied by 1.5 (rather than 0.5) to determine the amount of overtime owed. Taking accumulated interest into account, the net result of the Superior Court's decision was to reduce the Company's liability by an immaterial amount, which has been reflected in the accompanying Consolidated Financial Statements. The Company filed a petition for appeal to the Pennsylvania Supreme Court on January 22, 2018. The Pennsylvania Supreme Court accepted the Company's petition for appeal and the Company filed its appellant’s brief on August 27, 2018. The appellees filed their brief on September 26, 2018. Oral argument is scheduled for April 2019.
Jason Olive v. General Nutrition Corp. In April 2012, Jason Olive filed a complaint in the Superior Court of California, County of Los Angeles, for misappropriation of likeness in which he alleges that the Company continued to use his image in stores after the expiration of the license to do so in violation of common law and California statutes. Mr. Olive is seeking compensatory, punitive and statutory damages and attorneys’ fees and costs. The trial in this matter began on July 20, 2016 and concluded on August 8, 2016. The jury awarded plaintiff immaterial amounts for actual damages and emotional distress damages, which are accrued in the accompanying Consolidated Financial Statements. The jury refused to award plaintiff any of the profits he sought to disgorge, or punitive damages. The court entered judgment in the case on October 14, 2016. In addition to the verdict, the Company and Mr. Olive sought attorneys' fees and other costs from the Court. The Court refused to award attorney's fees to either side but awarded plaintiff an immaterial amount for costs. Plaintiff has appealed the judgment, and separately, the order denying attorney's fees. The Company has cross-appealed the judgment and the Court's denial of attorney fees. Argument occurred in October 2018. On November 2, 2018, the Court affirmed the trial court's decision in part and reversed in part, reversing the denial of Mr. Olive's motion for attorneys' fees and remanding the matter to the trial court for further proceedings regarding his attorneys' fees and costs. On November 16, 2018, the Company filed a motion for reconsideration of the Court’s decision. On December 27, 2018, the Court reversed, in part, its November 2, 2018 ruling and held that there was no prevailing party for the purposes of the attorneys’ fee award. Olive has filed a petition for review with the Supreme Court of the State of California and the Company has opposed that petition. The parties await the Supreme Court’s ruling regarding whether the petition will be accepted.
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

GNC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Environmental Compliance
In March 2008, the South Carolina Department of Health and Environmental Control (the "DHEC") requested that the Company investigate contamination associated with historical activities at its South Carolina manufacturing facility. These investigations have identified chlorinated solvent impacts in soils and groundwater that extend offsite from the facility. The Company entered into a Voluntary Cleanup Contract with the DHEC regarding the matter on September 24, 2012. Pursuant to such contract, the Company has completed additional investigations with the DHEC's approval. The Company installed and began operating a pilot vapor extraction system under a portion of the facility in the second half of 2016, which was an immaterial cost to the Company, with DHEC's approval to assess the effectiveness of such a remedial system. After an initial period of monitoring, in October of 2017, the DHEC approved a work plan for extended monitoring of such system and the contamination into 2021. At this stage of the investigation, however, it is not possible to estimate the timing and extent of any additional remedial action that may be required, the ultimate cost of remediation, or the amount of the Company's potential liability. Therefore, no liability has been recorded in the Company's Consolidated Financial Statements. As further described in Note 20, "Subsequent Events," the Company entered into a joint venture arrangement regarding the Company's manufacturing business. The joint venture will continue to consult with the DHEC on the next steps in the work after their review of the results of the extended monitoring is complete.
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

GNC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Commitments
In addition to operating leases obtained in the normal course of business, the Company maintains certain purchase commitments with various vendors to ensure its operational needs are fulfilled. As of December 31, 2018, such future purchase commitments were $33.1 million. Other commitments related to the Company's business operations cover varying periods of time and are not significant. All of these commitments are expected to be fulfilled with no adverse consequences to the Company's operations or financial condition.
NOTE 13. MEZZANINE EQUITY
Holdings is authorized to issue up to 60.0 million shares of preferred stock, par value $0.001 per share. On February 13, 2018, the Company entered into a Securities Purchase Agreement (as amended from time to time, the “Securities Purchase Agreement”) by and between the Company and Harbin Pharmaceutical Group Holdings Co., Ltd. (the “Investor”), pursuant to which the Company agreed to issue and sell to the Investor, and the Investor agreed to purchase from the Company, 299,950 shares of a newly created series of convertible preferred stock of the Company, designed the “Series A Convertible Preferred Stock” (the “Convertible Preferred Stock”), for a purchase price of $1,000 per share, or an aggregate of approximately $300 million (the “Securities Purchase”). The Convertible Preferred Stock is convertible into 56.1 million shares of the Company's Common Stock at an initial conversion price of $5.35 per share, subject to customary anti-dilution adjustments. Pursuant to the terms of the Securities Purchase Agreement, Investor assigned its interest in the Securities Purchase Agreement to Harbin Pharmaceutical Group Co., Ltd. ("Harbin").
On November 7, 2018, the Company and the Investor entered into an Amendment to the Securities Purchase Agreement (the “SPA Amendment”) for the funding of the Convertible Preferred Stock purchase and entered into definitive documentation (the "JV Framework Agreement") with respect to joint ventures in Hong Kong and China.
Pursuant to the SPA Amendment, the Company and the Investor agreed to complete the securities purchase as follows: (i) 100,000 shares of Convertible Preferred Stock issued on November 8, 2018 for a total purchase price of $100 million (the "Initial Issuance"), (ii) 50,000 shares of Convertible Preferred Stock issued on January 2, 2019 for a total purchase price of $50 million (the "Second Issuance") and (iii) 149,950 shares of Convertible Preferred Stock issued on February 13, 2019 for a total purchase price of approximately $150 million (the “Third Issuance”). Holders of shares of Convertible Preferred Stock are entitled to receive cumulative preferential dividends, payable quarterly in arrears, at an annual rate of 6.5% of the stated value of $1,000 per share, subject to increase in connection with the payment of dividends in kind. Dividends are payable, at the Company's option, in cash from legally available funds or in kind by issuing additional shares of Convertible Preferred Stock with such stated value equal to the amount of payment being made or by increasing the stated value of the outstanding Convertible Preferred Stock by the amount per share of the dividend or in a combination thereof.
At December 31, 2018, the 100,000 shares of Convertible Preferred Stock issued in November 2018 were recorded as Mezzanine Equity, net of issuance cost, on the Consolidated Balance Sheets because they are redeemable at the option of the holder if a fundamental change occurs, which includes change in control or delisting. The guaranteed Second Issuance and Third Issuance are considered forward contracts that represent an obligation to both parties. The forward contracts are recorded at fair value on the Consolidated Balance Sheets at December 31, 2018, with any changes in fair value recorded in earnings in the Consolidated Statements of Operations. The Company recorded an $88.9 million gain on forward contracts for the issuance of Convertible Preferred Stock during the year ended December 31, 2018. Refer to Note 10, "Fair Value Measurement and Financial Instruments" for more information.
As of December 31, 2018, there were $1.0 million cumulative undeclared dividends related to the issued Convertible Preferred Stock. The cumulative undeclared dividends will not be recorded on the Consolidated Balance Sheets until being declared but are deducted from earnings available to common stockholders when computing earnings per share. Refer to Note 15, "Earnings Per Share" for more information.
NOTE 14. TREASURY STOCK
In August 2015, the Board approved a $500.0 million multi-year repurchase program in addition to the $500.0 million multi-year program approved in August 2014, bringing the aggregate share repurchase program to $1.0 billion of Holdings' common stock. No shares were repurchased in 2018 and 2017. Holdings repurchased $229.2 million of common stock during 2016. As of December 31, 2018, $197.8 million remains available for purchase under the program.

GNC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15. EARNINGS PER SHARE
The following table represents the Company's basic and dilutive weighted average shares:

	Year ended December 31,
	2018	2017	2016
	(in thousands)
Basic weighted average common shares outstanding	83,364	68,789	69,409
Effect of dilutive stock-based compensation awards	115	—	—
Effect of dilutive underlying shares of the convertible preferred stock	2,692	—	—
Diluted weighted averages common shares outstanding	86,171	68,789	69,409
For the year ended December 31, 2017 and December 31, 2016, all 4.0 million and 1.5 million outstanding stock-based awards, respectively, were excluded from the computation of diluted EPS because the Company was in a net loss position and as a result, inclusion of the awards would have been anti-dilutive. For the year ended December 31, 2018, the following awards were not included in the computation of diluted EPS because the impact of applying the treasury stock method was anti-dilutive or because certain conditions have not been met with respect to the Company's performance awards.

Anti-dilutive:
Time-based options and restricted stock awards	2,944
Performance-based restricted stock units	321
Contingently issuable:
Performance-based restricted stock awards with a market condition	281
Total stock-based awards excluded from diluted EPS	3,546
In connection with the issuance of the Convertible Preferred Stock as described in Note 13, "Mezzanine Equity", the Company had 100,000 convertible preferred shares outstanding as of December 31, 2018. The Company applied the if-converted method to calculate dilution on the Convertible Preferred Stock, which resulted in all 2.7 million underlying weighted average convertible shares being dilutive.
In connection with the exchange of the Company's Notes as described in Note 8, "Long-Term Debt / Interest Expense," the Company issued 14.6 million shares, which are included in basic and diluted earnings per share for the weighted average days they were outstanding in 2017. The remaining underlying convertible shares were anti-dilutive in all periods presented. The Company no longer has the intent to settle the principal portion of Notes in cash, and as such, applied the if-converted method to calculate dilution on the Notes in 2018, which has resulted in all 2.9 million underlying convertible shares being anti-dilutive.

GNC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The computations for basic and diluted earnings per common share are as follows:

	Year ended December 31,
	2018	2017	2016
	(in thousands, except per share data)
Earnings (loss) per common share - Basic
Net income (loss)	$69,780	$(150,262)	$(285,219)
Cumulative undeclared convertible preferred stock dividend	957	—	—
Net income (loss) attributable to common shareholders	68,823	(150,262)	(285,219)
Weighted average common shares outstanding - basic	83,364	68,789	69,409
Earnings (loss) per common share - basic	$0.83	$(2.18)	$(4.11)
Earnings (loss) per common share - Diluted
Net income (loss)	$69,780	$(150,262)	$(285,219)
Weighted average common shares outstanding - diluted	86,171	68,789	69,409
Earnings (loss) per common share - diluted	$0.81	$(2.18)	$(4.11)
NOTE 16. STOCK-BASED COMPENSATION
Stock and Incentive Plans
The Company has outstanding stock-based compensation awards that were granted by the compensation committee of Holdings' Board of Directors (the "Compensation Committee") under the following three stock-based employee compensation plans:
•the GNC Holdings, Inc. 2018 Stock and Incentive Plan (the "2018 Stock Plan") amended adopted in May 2018, formerly the GNC Holdings, Inc. 2015 Stock and Incentive Plan adopted in May 2015;
•the GNC Holdings, Inc. 2015 Stock and Incentive Plan (the "2015 Stock Plan") amended and adopted in May 2015, formerly the GNC Holdings, Inc. 2011 Stock and Incentive Plan adopted in March 2011; and
•the GNC Acquisition Holdings Inc. 2007 Stock Incentive Plan adopted in March 2007 (as amended, the "2007 Stock Plan").
All plans have provisions that allow for the granting of stock options, restricted stock and other stock-based awards and are available to eligible employees, directors, consultants or advisors as determined by the Compensation Committee. The Company will not grant any additional awards under either the 2007 Stock Plan or 2015 Stock Plan. Up to 20.2 million shares of common stock may be issued under the 2018 Stock Plan (subject to adjustment to reflect certain transactions and events specified in the 2018 Stock Plan for any award grant), of which 11.1 million shares remain available for issuance as of December 31, 2018, which has been reduced by 2.2 million shares (which includes the allocation factor and performance multiplier) performance-based restricted stock units committed but not granted. See below "restricted stock awards" for more information.
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

The Company recognized $1.5 million and $2.6 million in stock-based compensation in 2018 and 2017, respectively. 2017 expense was primarily related to the make-whole awards, which includes the impact of acceleration of vesting associated with the Section 83(b) Tax Liability that together with executive recruitment and other expenses resulted in $3.3 million of charges for the year ended December 31, 2017 recorded within SG&A expense on the accompanying Consolidated Statement of Operations.
Stock-Based Compensation Activity
The following table sets forth a summary of all stock-based compensation awards outstanding under all plans:

	December 31, 2018	December 31, 2017
Time-based stock options	2,173,488	2,605,167
Time-based restricted stock awards	817,696	1,039,380
Performance-based restricted stock units	277,817	—
Performance-based restricted stock awards with a market condition	199,028	367,150
Total share awards outstanding	3,468,029	4,011,697
The Company recognized $6.8 million, $8.4 million and $8.8 million of total non-cash stock-based compensation expense for the years ended December 31, 2018, 2017 and 2016, respectively, net of estimated forfeitures based on the Company's historical experience and future expectations. At December 31, 2018, there was $12.3 million of total unrecognized compensation cost related to non-vested stock-based compensation, net of expected forfeitures, for all awards previously made that are expected to be recognized over a weighted-average period of 1.3 years. In 2018 and 2017, there were no stock options exercised. Cash received from the exercise of options was $0.4 million in 2016, which was recorded as additional paid-in capital on the accompanying Consolidated Balance Sheets and presented as a cash inflow from financing activities on the accompanying Consolidated Statements of Cash Flows.
On July 28, 2016, the Company announced the departure from the Company and resignation from the Board of Michael G.Archbold, its former Chief Executive Officer. During the year ended December 31, 2016 in connection with Mr. Archbold's departure, the company recognized $4.5 million in severance expense of which $2.3 million related to the acceleration of non-cash stock-based compensation.

GNC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Options
Time-based stock options were granted using the Black-Scholes model with exercise prices at the Company's stock price on the date of grant which typically vest at 25% per year over a four-year period except for the non-plan inducement awards as explained above. No stock options were granted during the year ended December 31, 2018. The following table sets forth a summary of stock options under all plans.

	Total Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2017	2,605,167	$11.84		$—
Granted	—	$—
Exercised	—	$—		$—
Forfeited and expired	(431,679)	$17.29
Outstanding at December 31, 2018	2,173,488	$10.76	7.9	$—

Exercisable at December 31, 2018	734,880	$12.81	7.0	$—
The assumptions used in the Company's Black Scholes valuation during the year ended December 31, 2017 and 2016 were as follows:

	Year ended December 31,
	2017	2016
Dividend yield	0%	2.3% - 3.8%
Expected term	6 - 6.3 years	6.3 years
Volatility	38.2% - 40.8%	30.1% - 30.7%
Risk free rate	1.8% - 2.1%	1.3% - 1.9%
The option term has been estimated by considering both the vesting period and the contractual term. Volatility was estimated giving consideration to a peer group and the Company's own volatility. The Black Scholes valuation resulted in a weighted average grant date fair value in 2017 and 2016 of $3.50 and $6.23, respectively.
Restricted Stock Awards
Under the 2015 Stock Plan, the Company granted time-based and performance-based restricted stock and restricted stock units as well as, performance restricted shares with a market condition. Time-based awards vest in equal annual installments over a period of three years.
Performance-based restricted stock units vest after a period of three years and the achievement of performance targets; based on the extent to which the targets are achieved, vested shares may range from 0% to 150% of the original share amount. Performance targets are not determined until the beginning of each of the three fiscal years. Therefore, although the shares related to the second and third tranches are committed, they are not granted until performance targets are communicated to the participants. At December 31, 2018, the Company had 2.2 million shares (which includes the allocation factor and performance multiplier) performance-based restricted stock units committed to be granted over the next two years.
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

GNC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth a summary of restricted stock awards granted under all plans:

	Time-Based		Performance-Based		Performance Restricted Shares with a Market Condition
	Shares	Wtd Avg Grant Date Fair Value	Shares	Wtd Avg Grant Date Fair Value	Shares	Wtd Avg Grant Date Fair Value
Outstanding at December 31, 2017	1,039,380	$10.01	—	$—	367,150	$15.42
Granted	299,388	$3.41	451,660	$4.13	—	$—
Vested	(368,941)	$11.59	—	$—	—	$—
Forfeited	(152,131)	$6.63	(173,843)	$4.04	(168,122)	$24.16
Outstanding at December 31, 2018	817,696	$7.74	277,817	$4.18	199,028	$8.03
The total intrinsic value of time-based restricted stock awards vested was $1.3 million, $3.0 million and $3.1 million for the years ended December 31, 2018, 2017 and 2016, respectively. The total intrinsic value of time-based restricted stock awards outstanding at December 31, 2018 was $1.9 million. The total intrinsic value of performance-based restricted stock units outstanding at December 31, 2018 was $0.7 million. The total intrinsic value of performance restricted shares with a market condition outstanding at December 31, 2018 assuming vesting at 100% was $0.5 million. In 2016, the weighted average grant date fair value of time-based and performance restricted shares with a market condition granted was $30.81 and $34.28, respectively.
NOTE 17. RETIREMENT PLANS
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
The Company made cash contributions to the 401(k) plan of $1.9 million, $2.1 million and $1.9 million for the years ended December 31, 2018, 2017 and 2016, respectively.
The Company has a Non-qualified Deferred Compensation Plan that provides benefits payable to certain eligible employees upon scheduled in-service distribution, termination, or retirement. This plan allows participants the opportunity to defer pretax amounts ranging from 3% to 80% of their base compensation and up to 100% of bonuses. During 2018, 2017 and 2016, the Company elected to match a percentage of the contributions from employees. For years ended December 31, 2018, 2017 and 2016 this contribution was $0.2 million, $0.3 million and $0.3 million, respectively.

GNC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18. SEGMENTS
The Company aggregates its operating segments into three reportable segments, which include U.S. and Canada, International and Manufacturing / Wholesale. Warehousing and distribution costs have been allocated to each reportable segment based on estimated utilization and benefit. The Company's chief operating decision maker (its chief executive officer) evaluates segment operating results based primarily on performance indicators, including revenue and operating income. Operating income of each reportable segment excludes certain items that are managed at the consolidated level, such as corporate costs. The Manufacturing / Wholesale segment manufactures and sells product to the U.S. and Canada and International segments at cost with a markup, which is eliminated at consolidation. In connection with the asset sales of Lucky Vitamin as described in Note 6, "Goodwill and Intangible Assets," its results are now included within Other for applicable prior periods to ensure comparability.
The following table presents key financial information for each of the Company's reportable segments. The Company recorded $38.2 million and $457.8 million in long-lived asset impairments in the years ended December 31, 2018 and 2017, respectively, which significantly impacted the U.S. and Canada segment by $36.1 million and $412.5 million, and the International segment by $2.1 million for the year ended December 31, 2018 and the Manufacturing / Wholesale segment by $24.3 million for the year ended December 31, 2017. Refer to Note 6, "Goodwill and Intangible Assets" and Note 7, "Property, Plant and Equipment, Net" for more information.

	Year ended December 31,
	2018	2017	2016
	(in thousands)
Revenue:
U.S. and Canada	$1,951,220	$2,018,931	$2,083,452
International	191,409	177,778	162,318
Manufacturing / Wholesale
Intersegment revenues	264,211	231,495	218,761
Third party	210,894	218,071	238,601
Subtotal Manufacturing / Wholesale	475,105	449,566	457,362
Total reportable segment revenues	2,617,734	2,646,275	2,703,132
Other	—	66,182	85,636
Elimination of intersegment revenues	(264,211)	(231,495)	(218,761)
Total revenue	$2,353,523	$2,480,962	$2,570,007
Operating income (loss):
U.S. and Canada	$94,663	$(244,104)	$(107,089)
International	60,367	60,987	57,031
Manufacturing / Wholesale	62,861	49,175	(17,812)
Total reportable segment operating (loss) income	217,891	(133,942)	(67,870)
Unallocated corporate and other costs
Corporate costs	(105,378)	(102,114)	(103,362)
Other	(160)	(20,760)	(85)
Unallocated corporate costs and other	(105,538)	(122,874)	(103,447)
Total operating income (loss)	112,353	(256,816)	(171,317)
Interest expense, net	127,080	64,221	60,443
Gain on convertible debt and debt refinancing costs	—	(10,996)	—
Loss on debt refinancing	16,740	—	—
Gain on forward contracts for the issuance of convertible preferred stock	(88,942)	—	—
Income (loss) before income taxes	$57,475	$(310,041)	$(231,760)

GNC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year ended December 31,
	2018	2017	2016
Depreciation and amortization:	(in thousands)
U.S. and Canada	$27,685	$35,571	$37,979
International	2,487	2,455	2,475
Manufacturing / Wholesale	9,790	10,238	10,793
Corporate and other	7,143	8,545	8,791
Total depreciation and amortization	$47,105	$56,809	$60,038
Capital expenditures:
U.S. and Canada	$10,705	$20,614	$40,417
International	759	277	518
Manufacturing / Wholesale	3,459	2,862	7,467
Corporate and Other	4,058	8,370	11,177
Total capital expenditures	$18,981	$32,123	$59,579

	As of December 31
	2018	2017
Total assets:	(in thousands)
U.S. and Canada	$867,977	$916,263
International	200,128	202,624
Manufacturing / Wholesale	288,163	305,974
Corporate and other	171,582	94,902
Total assets	$1,527,850	$1,519,763
Property, plant, and equipment, net:
United States	$150,689	$181,118
Foreign	4,406	5,444
Total property, plant and equipment, net	$155,095	$186,562

GNC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19. QUARTERLY FINANCIAL INFORMATION
The results of operations for the three month ended December 31, 2018 were impacted significantly by the gain related to the forward contracts for the issuance of convertible preferred stock of $88.9 million and long-lived asset impairment charges of $23.7 million. Additionally, during the fourth quarter of 2018, the Company recorded an out-of-period adjustment to correct previously recorded specialty manufacturing revenue in the amount of $2.5 million to reduce contract manufacturing sales to third parties recorded in the Manufacturing/Wholesale segment as well as the corresponding contract asset included in Prepaid and other current assets. The impacts to the previously reported revenue and contract asset amounts were immaterial to the previously issued interim financial statements, and the adjustment was not material to the current quarter. The results of operations for the three months ended September 30, 2018 includes long-lived asset impairment charges and other store closing costs of $14.6 million. The results of operation for the three months ended March 31, 2018 includes $16.7 million loss on debt refinancing. For more information on these items, refer to Note 6, "Goodwill and Intangible Assets", Note 8, "Long-Term Debt / Interest Expense" and Note 13, "Mezzanine Equity."
The results of operations for the three months ended December 31, 2017 were impacted significantly by long-lived asset impairment charges of $434.6 million, consisting of $395.6 million related to the brand name, $24.3 million related to goodwill and $14.7 million related to property, plant and equipment, a convertible debt exchange and other debt refinancing costs which resulted in a gain of $11.0 million, and the enacted tax reform legislation resulting in an income tax benefit of $90.5 million related to the remeasurement of the Company's net deferred tax assets and liabilities. The results of operations, during three months ended June 30, 2017, includes long-lived asset impairment charges of $19.4 million related to Lucky Vitamin, the assets of which were sold on September 30, 2017.
The following table summarizes the Company's 2018 and 2017 quarterly results:

	Three months ended (unaudited)				Year ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2018	2018	2018	2018	2018
	(In thousands, except per share amounts)
Total revenue	$607,533	$617,944	$580,185	$547,861	$2,353,523
Gross profit	206,874	207,735	184,702	172,434	771,745
Operating income (loss)	46,389	48,884	19,961	(2,881)	112,353
Net income (loss)	6,190	13,341	(8,590)	58,839	69,780
Weighted average shares outstanding:
Basic	83,232	83,332	83,412	83,476	83,364
Diluted	83,368	83,409	83,412	94,388	86,171
Earnings per share:
Basic (1)	$0.07	$0.16	$(0.10)	$0.69	$0.83
Diluted (1)	$0.07	$0.16	$(0.10)	$0.62	$0.81

GNC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three months ended (unaudited)				Year ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2017	2017	2017	2017	2017
	(In thousands, except per share amounts)
Total revenue	$654,948	$650,238	$612,953	$562,823	$2,480,962
Gross profit	219,862	219,783	201,292	183,485	824,422
Operating income (loss)	54,968	41,373	39,801	(392,958)	(256,816)
Net income (loss)	24,744	16,644	21,056	(212,706)	(150,262)
Weighted average shares outstanding:
Basic	68,246	68,287	68,354	70,251	68,789
Diluted	68,300	68,362	68,569	70,251	68,789
Earnings per share:
Basic (1)	$0.36	$0.24	$0.31	$(3.03)	$(2.18)
Diluted (1)	$0.36	$0.24	$0.31	$(3.03)	$(2.18)
(1) Quarterly results for earnings per share may not add to full year results due to rounding.

GNC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 20. SUBSEQUENT EVENTS
Harbin Investment and China Joint Ventures
The Company received the Second Issuance of the Harbin investment of $50 million on January 2, 2019, and the Third Issuance of approximately $150 million on February 13, 2019, pursuant to the terms of the Securities Purchase Agreement. In connection with the Third Issuance and to set forth the rights and obligations of Harbin upon the Third Issuance, the Company and Harbin entered into an Amended and Restated Stockholders Agreement, dated as of February 13, 2019 (the “Stockholders Agreement”).
In connection with the consummation of the Third Issuance, on February 13, 2019, the Company and Harbin entered into an Amendment to the Master Reorganization and Subscription Agreement, pursuant to which the Company and Harbin agreed to close on the commercial joint venture in Hong Kong with respect to our e-commerce business in China (the “HK JV”) concurrently with the Amendment. The HK JV includes the operation of the existing profitable, growing cross border China e-commerce business, and it has an exclusive right to use the Company's trademarks and manufacture and distribute the Company's products in China (excluding Hong Kong, Taiwan and Macau) via e-commerce channels. The HK JV is controlled 65% by Harbin and 35% by the Company. In addition, the Company is in the process of forming a second retail-focused joint venture with Harbin located in China (the “China JV”) to operate GNC’s retail business in China. The China JV will have an exclusive right to use the Company's trademarks and manufacture and distribute the Company's products in China (excluding Hong Kong, Taiwan and Macau) via retail stores and pharmacies. The China JV is controlled 65% by Harbin and 35% by the Company. Harbin will invest $20.0 million in the China JV. The China JV is anticipated to be closed in the second or third quarter of 2019 following the completion of certain routine regulatory and legal requirements. The Company paid Goldman Sachs an advisory fee of $15 million related to the completion of the Harbin investment and joint ventures in China. The Company does not expect the closing of the HJ JV and China JV to have a material effect on its Consolidated Financial Statements in 2019.
Manufacturing Joint Venture
In March 2019, the Company announced a strategic joint venture arrangement with International Vitamin Corporation ("IVC") regarding the Company's manufacturing business (the "Manufacturing JV"), which will enable the Company to increase focus on product innovation while IVC manages manufacturing and integrates with the Company's supply chain thereby driving more efficient usage of capital. Under the terms of the agreement, GNC received $101 million in 2019 and contributed its Nutra manufacturing and Anderson facility net assets of approximately $200 million in exchange for an initial 43% interest in the new joint venture. In addition, the Company made a capital contribution of $10.7 million to the joint venture for its share of short-term working capital needs. Over the next four years, GNC will receive an additional $75 million from IVC as their ownership of the joint venture increases to 100%. The Company expects the closing of the Manufacturing JV to have a material effect on its Consolidated Financial Statements in 2019.
Paydown of Debt
In connection with the closing of the Second Issuance and Third Issuance of Harbin investment and the IVC joint venture in the first quarter of 2019, the Company utilized the proceeds and cash from operating activities to pay down the $147.3 million Tranche B-1 Term Loan outstanding as of December 31, 2018, a portion of the Tranche B-2 Term Loan of $114.0 million and the original issuance discount due to the Tranche B-2 Term Loan lenders at 2% of the outstanding balance, reducing total debt from $1,152.3 million as of December 31, 2018 to $887.0 million as of March 4, 2019. In addition, in connection with the contribution of Nutra manufacturing and Anderson facility net assets to IVC, the Revolving Credit Facility availability decreased from $100 million to $81 million effective in March 2019.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
Item 9A.    CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act has been appropriately recorded, processed, summarized and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our CEO and CFO have concluded that, as of December 31, 2018, our disclosure controls and procedures are effective at the reasonable assurance level.
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
Our management, with the participation of our CEO and CFO, has assessed the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this assessment, our management has concluded that, as of December 31, 2018, our internal control over financial reporting was effective based on that framework.
Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2018, as stated in their report, which is included in Item 8, "Financial Statements and Supplementary Data" of this Annual Report.
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
Item 9B.    OTHER INFORMATION.
None.

PART III
Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information with respect to this Item will be included in our definitive Proxy Statement to be filed with respect to our 2019 Annual Meeting to be held on May 21, 2019, which is incorporated herein by reference, under the captions "Election of Directors," "Executive Officers," "Other Board Information," and "Section 16(a) Beneficial Ownership Reporting Compliance."
Item 11.    EXECUTIVE COMPENSATION
Information with respect to this Item will be included in our definitive Proxy Statement to be filed with respect to our 2019 Annual Meeting to be held on May 21, 2019, which is incorporated herein by reference, under the captions "Other Board Information", "Director Compensation," "Named Executive Officer Compensation" and "Compensation Discussion and Analysis;" provided, however, that the subsection entitled "Compensation Discussion and Analysis—Compensation Committee Report" shall be deemed to be furnished hereunder, but shall not be deemed to be incorporated by reference.
Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plans
The following table sets forth information regarding outstanding stock options and shares remaining available for future issuance under our equity compensation plans as of December 31, 2018:

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity compensation plans approved by security holders (1)
2007 Stock Plan	92,620	$12.28	—
2015 Stock Plan	1,561,742	$11.18	—
2018 Stock Plan	—	$—	11,144,152	(2)(3)
Subtotal	1,654,362	$11.24	11,144,152
Equity compensation plans not approved by security holders (4)	519,126	$8.95	—
Total	2,173,488	$10.70	11,144,152
(1)Effective May 2018, our GNC Holdings, Inc. 2015 Stock and Incentive Plan was amended and restated as GNC Holdings Inc. 2018 Stock and Incentive Plan (the "2018 Stock Plan"). Effective May 21, 2015, our GNC Holdings, Inc. 2011 Stock and Incentive Plan was amended and restated as the GNC Holdings, Inc. 2015 Stock and Incentive Plan (the “2015 Stock Plan”).  The GNC Holdings, Inc. 2007 Stock Incentive Plan (the “2007 Stock Plan”), the 2015 Stock Plan and the 2018 Stock Plan are the only equity compensation plans that we have adopted, and each of the 2007 Stock Plan,2015 Stock Plan and 2018 Stock Plan has been approved by our stockholders.
(2)Excludes 1,561,742 outstanding stock options as set forth in the first column, 221,263 shares of outstanding time vested restricted stock, zero shares of performance vesting restricted stock, 277,817 shares of outstanding performance vesting restricted stock units, 819,500 shares of performance vesting restricted stock units committed but not granted, 408,557 shares of outstanding time vesting restricted stock units and 199,082 shares of outstanding market vesting restricted stock units.
(3)Up to 20,220,000 shares of our common stock may be issued under the 2018 Stock Plan, respectively (subject to adjustment to reflect certain transactions and events specified in the 2018 Stock Plan for any award grant). If any award granted under the 2018 Stock Plan expires, terminates or is canceled without having been exercised in full, the number of shares underlying such unexercised award will again become available for issuance under the 2018 Stock Plan. The total number of shares of our common stock available for awards under the 2018 Stock Plan will be reduced by (i) the total number of stock options or stock appreciation rights exercised, regardless of whether any of the shares of our common stock underlying such awards are not actually issued to the participant as the result of a net settlement and (ii) any shares of our common stock used to pay any exercise price or tax withholding obligation. In addition, the number of shares of our common stock that are subject to restricted stock, performance shares or other stock-based awards that are not subject to the appreciation of the value of a share of our common stock ("Full Share Awards") is limited by counting shares granted pursuant to such Full Share Awards against the aggregate share reserve as 1.8 shares for every share granted. If any stock option, stock appreciation right or other stock-based award that is not a Full Share Award is canceled, expires or terminates unexercised for any reason, the shares covered by such awards will again be available for issuance. If any shares of our common stock that are subject to Full Share Awards are forfeited for any reason, 1.8 shares of our common stock will again be available for issuance under the 2018 Stock Plan.
(4)The Company's non-shareholder approved plan is the inducement exception plan pursuant to NYSE rules for awards granted to Kenneth A. Martindale pursuant to his employment agreement ("Inducement Exception Awards"), under which no further grants may be made. The Inducement Exception Awards were made pursuant to the inducement award exception under the NYSE rules to induce an executive officer to join the Company. These awards were granted to Kenneth A. Martindale pursuant to his employment agreement and were made in order to attract and retain an executive of his unique caliber and experience. Refer to Item 8, "Financial Statements and Supplementary Data," Note16, "Stock-Based Compensation" for details of the non-plan inducement awards.
Additional information with respect to this Item will be included in our definitive Proxy Statement to be filed with respect to our 2019 Annual Meeting to be held on May 21, 2019, which is incorporated herein by reference, under the caption "Security Ownership of Certain Beneficial Owners and Management."
Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.
Information with respect to this Item will be included in our definitive Proxy Statement to be filed with respect to our 2019 Annual Meeting to be held on May 21, 2019, which is incorporated herein by reference, under the captions "Certain Relationships and Related Transactions," and "Director Independence."
Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.
Information with respect to this Item will be included in our definitive Proxy Statement to be filed with respect to our 2019 Annual Meeting to be held on May 21, 2019, which is incorporated herein by reference, under the caption "Ratification of Appointment of Auditors."

PART IV
Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Documents filed as part of this Annual Report:

(1)	Financial statements filed in Part II, Item 8 of this Annual Report:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets
As of December 31, 2018 and December 31, 2017

•	Consolidated Statements of Operations
For the years ended December 31, 2018, 2017 and 2016

•	Consolidated Statements of Comprehensive Income (Loss)
For the years ended December 31, 2018, 2017 and 2016

•	Consolidated Statements of Stockholders' (Deficit) Equity
For the years ended December 31, 2018, 2017 and 2016

•	Consolidated Statements of Cash Flows
For the years ended December 31, 2018, 2017 and 2016

•	Notes to Consolidated Financial Statements

(2)	Financial statement schedules:
SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF GNC HOLDINGS, INC.
GNC HOLDINGS, INC.
(Parent Company Only)
Balance Sheets

	December 31,
	2018	2017
Current assets:	(in thousands)
Cash and cash equivalents	$—	$20
Intercompany receivable	5,356	—
Forward contracts for the issuance of convertible preferred stock	88,942	—
Prepaids and other current assets	199	9,743
Total current assets	94,497	9,763
Long-term assets:
Intercompany receivable	164,300	164,300
Investment in subsidiaries	(44,243)	(7,691)
Total long-term assets	120,057	156,609
Total assets	$214,554	$166,372
Current liabilities:
Intercompany payable	—	4,055
Deferred revenue and other current liabilities	1,099	1,143
Total current liabilities	1,099	5,198
Long-term liabilities:
Deferred tax liabilities	2,860	5,742
Convertible senior notes	175,504	167,898
Intercompany loan	50,597	149,528
Total long term liabilities	228,961	323,168
Total liabilities	230,060	328,366

Mezzanine equity:
Series A convertible preferred stock	98,804	—

Stockholders' deficit:
Class A common stock	130	130
Additional paid-in capital	1,007,827	1,001,315
Retained earnings	613,637	567,741
Treasury stock, at cost	(1,725,349)	(1,725,349)
Accumulated other comprehensive loss	(10,555)	(5,831)
Total stockholders' deficit	(114,310)	(161,994)
Total liabilities, mezzanine equity and stockholders' deficit	$214,554	$166,372

See the accompanying note to the condensed parent-only financial statements.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF GNC HOLDINGS, INC.
GNC HOLDINGS, INC.
(Parent Company Only)
Statements of Operations and Comprehensive Income (Loss)

	Year ended December 31,
	2018	2017	2016
	(in thousands, except per share data)
Selling, general and administrative	$1,490	$1,238	$1,543
Subsidiary loss	14,647	162,874	278,161
Operating loss	(16,137)	(164,112)	(279,704)
Interest expense, net	5,040	10,399	9,643
Gains on convertible debt	—	(15,041)	—
Gain on forward contracts for the issuance of convertible stock	(88,942)	—	—
Income (loss) before income taxes	67,765	(159,470)	(289,347)
Income tax benefit	(2,015)	(9,208)	(4,128)
Net income (loss)	$69,780	$(150,262)	$(285,219)

Other comprehensive income (loss):
Net change in unrecognized loss on interest rate swaps, net of tax	$(2,214)	$—	$—
Foreign currency translation (loss) gain	(2,510)	2,866	952
Other comprehensive (loss) gain	(4,724)	2,866	952
Comprehensive income (loss)	$65,056	$(147,396)	$(284,267)

Earnings (loss) per share:
Basic	$0.83	$(2.18)	$(4.11)
Diluted	$0.81	$(2.18)	$(4.11)
Weighted average common shares outstanding:
Basic	83,364	68,789	69,409
Diluted	86,171	68,789	69,409

See the accompanying note to the condensed parent-only financial statements.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF GNC HOLDINGS, INC.
GNC HOLDINGS, INC.
(Parent Company Only)
Statements of Cash Flows

	Year ended December 31,
	2018	2017	2016
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$69,780	$(150,262)	$(285,219)
Deficit in loss of subsidiaries	14,647	162,874	278,161
Dividends received	—	—	283,280
Gain on forward contracts for the issuance of convertible preferred stock	(88,942)	—	—
Other operating activities	4,791	(12,339)	10,895
Net cash provided by operating activities	276	273	287,117
Cash flows from financing activities:
Debt issuance costs on convertible senior notes	—	—	(1,797)
Proceeds from exercise of stock options	—	—	353
Proceeds from the issuance of convertible preferred stock	100,000	—	—
Payments on intercompany loan	(100,000)	—	—
Minimum tax withholding requirements	(296)	(253)	(1,169)
Repurchase of treasury stock	—	—	(229,169)
Dividend payment	—	—	(55,336)
Net cash used in financing activities	(296)	(253)	(287,118)
Net (decrease) increase in cash and cash equivalents	(20)	20	(1)
Beginning balance, cash and cash equivalents	20	—	1
Ending balance, cash and cash equivalents	$—	$20	$—

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

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
GNC Holdings, Inc. and Subsidiaries
Valuation and Qualifying Accounts
(in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
2016
Allowance for doubtful accounts	$4,127	$6,231	$(5,747)	$4,611
Reserve for sales returns	4,847	66,246	(67,723)	3,370
Tax valuation allowances	16,919	4,405	—	21,324
2017
Allowance for doubtful accounts	$4,611	$3,109	$(3,806)	$3,914
Reserve for sales returns	3,370	57,356	(57,627)	3,099
Tax valuation allowances	21,324	—	(3,845)	17,479
2018
Allowance for doubtful accounts	$3,914	$3,009	$(360)	$6,563
Reserve for sales returns	3,099	53,202	(53,499)	2,802
Tax valuation allowances	17,479	2,546	—	20,025

(1)	Exhibits:
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

3.2	Sixth Amended and Restated Bylaws of Holdings, as currently in effect. (Incorporated by reference to Exhibit 3.1 to Holdings' Current Report on Form 8-K (File No. 001-35113), filed November 7, 2018.)

3.3	Certificate of Designations of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, as filed with the Secretary of State of the State of Delaware on November 8, 2018*

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

10.12	GNC Holdings, Inc. 2015 Stock and Incentive Plan (Incorporated by reference to Appendix A to Holdings' Schedule 14A Definitive Proxy Statement (File No. 001-35113), filed April 9, 2015**

10.13
Form of Non-Qualified Stock Option Agreement pursuant to the GNC Holdings, Inc. 2015 Stock and Incentive Plan. (Incorporated by reference to Exhibit 10.13 to Holdings' Annual Report on Form 10-K (File No. 001-35113), filed February 16, 2017.)**

10.14
Form of Restricted Stock Agreement pursuant to the GNC Holdings, Inc. 2015 Stock and Incentive Plan. (Incorporated by reference to Exhibit 10.14 to Holdings' Annual Report on Form 10-K (File No. 001-35113), filed February 16, 2017.)**

10.15
Form of Performance-Vested Restricted Stock Unit Agreement pursuant to the GNC Holdings, Inc. 2015 Stock and Incentive Plan. (Incorporated by reference to Exhibit 10.15 to Holdings' Annual Report on Form 10-K (File No. 001-35113), filed February 16, 2017.)**

10.16
Form of Time-Vested Restricted Stock Unit Agreement pursuant to the GNC Holdings, Inc. 2015 Stock and Incentive Plan. (Incorporated by reference to Exhibit 10.16 to Holdings' Annual Report on Form 10-K (File No. 001-35113), field February 16, 2017.)**

10.17
Form of Indemnification Agreement between Holdings and each of our directors and relevant schedule. (Incorporated by reference to Exhibit 10.3 to Holdings Quarterly Report on Form 10-Q (File No. 001-35113), filed October 29, 2015.) **

10.18
Form of Indemnification Agreement between Holdings and certain officers and relevant schedule. (Incorporated by reference to Exhibit 10.2 to Holdings Quarterly Report on Form 10-Q (File No. 001-35113), filed October 29, 2015.) **

10.19
Amendment and Restatement Agreement, dated as of February 28, 2018, among GNC Corporation, Centers, the other loan parties party thereto, the lenders under the credit agreement that have executed and delivered the lender consents and agreements in the form attached thereto, JPMorgan Chase Bank, N.A., as administrative agent under the credit agreement and amended credit agreement and as issuing bank and swingline lender under the credit agreement and GLAS Trust Company LLC, as collateral agent under the amended credit agreement. (Incorporated by reference to Exhibit 10.23 to Holdings’ Annual report on Form 10-K (File No. 001-35113), filed March 1, 2018.)

10.20
ABL Credit Agreement, dated as of February 28, 2018, among GNC Corporation, Centers, the several lenders party from time to time thereto, Barclays Bank PLC and Citizens Bank, N.A., as co-documentation agents, JPMorgan Chase Bank, N.A., Barclays Bank PLC and Citizens Bank, N.A. as joint lead arrangers and bookrunners, Goldman Sachs Bank USA as joint lead arranger and bookrunner (with respect to the revolving credit facility only) and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent.(Incorporated by reference to Exhibit 10.24 to Holdings’ Annual report on Form 10-K (File No. 001-35113), filed March 1, 2018.)

10.21
First Amendment, dated as of March 20, 2018, to the ABL Credit Agreement, dated as of February 28, 2018 among General Nutrition Centers, Inc., the several lenders party from time to time thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent. (Incorporated by reference to Exhibit 99.1 to Holders’ Current Report on Form 8-K (File No. 001-35113), filed March 21, 2018.)

10.22
Amended and Restated Term Loan Credit Agreement, dated as of February 28, 2018, among GNC Corporation, Centers, the several lenders party from time to time thereto, Barclays Bank PLC and Citizens Bank, N.A., as co-documentation agents, JPMorgan Chase Bank, N.A., Barclays Bank PLC and Citizens Bank, N.A. as joint lead arrangers and bookrunners, JPMorgan Chase Bank, N.A., as administrative agent and GLAS Trust Company LLC, as collateral agent. (Incorporated by reference to Exhibit 10.25 to Holdings’ Annual report on Form 10-K (File No. 001-35113), filed March 1, 2018.)

10.23
Guarantee and Collateral Agreement, dated as of February 28, 2018, by GNC Corporation, Centers and certain of its subsidiaries in favor of JPMorgan Chase Bank, N.A., as administrative agent and collateral agent.(Incorporated by reference to Exhibit 10.26 to Holdings’ Annual report on Form 10-K (File No. 001-35113), filed March 1, 2018.)

10.24
Amended and Restated Guarantee and Collateral Agreement, dated as of February 28, 2018, by GNC Corporation, Centers and each subsidiary guarantor (other than General Nutrition Centres Company). (Incorporated by reference to Exhibit 10.27 to Holdings’ Annual report on Form 10-K (File No. 001-35113), filed March 1, 2018.)

10.25
Directors' Non-Qualified Deferred Compensation Plan Effective as of January 1, 2013. (Incorporated by reference to Exhibit 10.1 to Holdings' Quarterly Report on Form 10-Q (File No. 001-35113), filed May 2, 2013.)**

10.26	Form of Holdings Director Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.2 to Holdings' Quarterly Report on Form 10-Q (File No. 001-35113), filed May 2, 2013.)**

10.27
Mutual General Release and Waiver, dated as of August 12, 2014, among Joseph M. Fortunato, Centers and Holdings (Incorporated by reference to Exhibit 10.2 to Holdings Quarterly Report on Form 10-Q (File No. 001-35113), filed October 30, 2014.)**

10.28
Separation Agreement and Mutual General Release and Waiver, dated as of September 10, 2014, among Thomas R. Dowd, Holdings and Centers (Incorporated by reference to Exhibit 10.1 to Holdings Quarterly Report on Form 10-Q (File No. 001-35113), filed October 30, 2014**

10.29
Separation Agreement and Mutual General Release and Waiver, dated as of November 10, 2014, among Gerald J. Stubenhofer, Holdings and Centers. (Incorporated by reference to Exhibit 10.28 to Holdings' Annual Report on Form 10-K (File No. 001-35113), filed February 17, 2015.)**

10.30	GNC Executive Severance Pay Policy, dated as of July 19, 2017 (Incorporated by reference to Exhibit 10.33 to Holding's Annual Report on Form 10-K (File No. 001-35113), filed March 1, 2018.) **

10.31
Employment Agreement by and among General Nutrition Centers, Inc., GNC Holdings, Inc. and Ken Martindale, (Incorporated by reference to Exhibit 10.1 of Form 8-K filed September 12, 2017 (File No.001-35113))**

10.32
Form of Inducement Restricted Stock Award Agreement between GNC Holdings, Inc. and Ken Martindale, (Incorporated by reference to Exhibit 10.2 of Form 8-K filed September 12, 2017 (File No.001-35113))**

10.33
Form of Inducement Non-Qualified Stock Option Award Agreement between GNC Holdings, Inc. and Ken Martindale (Incorporated herein by reference to Exhibit 10.3 of Form 8-K filed September 12, 2017 (File No.001-35113))**

10.34	Form of Restricted Cash Agreement (Incorporated by reference to Exhibit 10.1 to Holders’ Quarterly Report on Form 10-Q (File. No. 001-35113), filed April 26, 2018.) **

10.35
Form of Performance-Vested Restricted Stock Unit Agreement pursuant to the GNC Holdings, Inc. 2015 Stock and Incentive Plan. (Incorporated by reference to Exhibit 10.2 to Holdings’ Quarterly Report on Form 10-Q (File No. 001-35113), filed April 26, 2018.) **

10.36
Form of Amendment to Performance-Vested Restricted Stock Unit Agreement pursuant to the GNC Holdings, Inc. 2015 Stock Plan and Incentive Plan (Incorporated by reference to Exhibit 10.2 to Holdings’ Quarterly report on Form 10-Q (File No. 001-35113), filed July 26, 2018.) **

10.37	Form of Retention Agreement (Incorporated by reference to Exhibit 10.3 to Holdings’ Quarterly Report on Form 10-Q (File No. 001-35113), filed April 26, 2018.) **

10.38
Form of Non-Employee Director Restricted Stock Agreement pursuant to the GNC Holdings, Inc. 2015 Stock and Incentive Plan. (Incorporated by reference to Exhibit 10.1 to Holdings’ Quarterly report on Form 10-Q (File No. 001-35113), filed July 26, 2018.) **

10.39
Securities Purchase Agreement, dated as of February 13, 2018, by and between GNC Holdings, Inc. and Harbin Pharmaceutical Group Holdings Co., Ltd. (Incorporated by reference to Exhibit 10.1 to Holdings’ Current Report on Form 8-K (File No. 001-35113), filed February 13, 2018.)

10.40
Amendment to Securities Purchase Agreement, dated as of November 7, 2018, by and between GNC Holdings, Inc. and Harbin Pharmaceutical Group Co., Ltd (Incorporated by reference to Exhibit 10.1 to Holdings’ Current Report on Form 8-K (File No. 001-35113), filed November 7, 2018.)

10.41
Stockholders Agreement, dated as of November 8, 2018, by and between GNC Holdings, Inc. and Harbin Pharmaceutical Group Co., Ltd. (Incorporated by reference to Exhibit 10.1 to Holdings’ Current Report on Form 8-K (File No. 001-35113), filed November 14, 2018.)

10.42
Registration Rights Agreement, dated as of November 8, 2018, by and between GNC Holdings, Inc. and Harbin Pharmaceutical Group Co., Ltd. (Incorporated by reference to Exhibit 10.2 to Holdings’ Current Report on Form 8-K (File No. 001-35113), filed November 14, 2018.)

10.43
Master Reorganization and Subscription Agreement, dated as of November 7, 2018, by and among GNC Holdings, Inc., GNC China Holdco, LLC, GNC Hong Kong Limited, GNC (Shanghai) Trading Co., Ltd., Harbin Pharmaceutical Group Co., Ltd., and Harbin Pharmaceutical Hong Kong II Limited. (Incorporated by reference to Exhibit 10.3 to Holdings’ Current Report on Form 8-K (File No. 001-35113), filed November 14, 2018.) †

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
Kenneth A. Martindale Director, Chief Executive Officer Dated: Dated: March 13, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ KENNETH A. MARTINDALE
Kenneth A. Martindale Chairman, Chief Executive Officer (principal executive officer) Dated: March 13, 2019

By:	/s/ TRICIA K. TOLIVAR
Tricia K. Tolivar Chief Financial Officer (principal financial officer and principal accounting officer) Dated: March 13, 2019

By:	/s/ JEFFREY P. BERGER
Jeffrey P. Berger Director Dated: March 13, 2019

By:	/s/ ALAN D. FELDMAN
Alan D. Feldman Director Dated: March 13, 2019

By:	/s/ HSING CHOW
Hsing Chow Director Dated: March 13, 2019

By:	/s/ MICHAEL F. HINES
Michael F. Hines Director Dated: March 13, 2019

By:	/s/ AMY B. LANE
Amy B. Lane Director Dated: March 13, 2019

By:	/s/ PHILIP E. MALLOTT
Philip E. Mallott Director Dated: March 13, 2019

By:	/s/ ROBERT F. MORAN
Robert F. Moran Director Dated: March 13, 2019

By:	/s/ RICHARD J. WALLACE
Richard J. Wallace Director Dated: March 13, 2019

By:	/s/ YONG KAI WONG
Yong Kai Wong Director Dated: March 13, 2019