Form 10-Q
period 2019-03-31
GNC HOLDINGS, INC.
filed 2019-05-02
CIK 1502034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number:  001-35113
 GNC Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-8536244
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

300 Sixth Avenue	15222
Pittsburgh, Pennsylvania	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code:  (412) 288-4600
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A common stock, par value $0.001 per share	GNC	New York Stock Exchange

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

Large accelerated filer [ ]	Accelerated filer [ X ]	Non-accelerated filer [ ]	Smaller reporting company [ ]	Emerging growth company [ ]

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
[     ] Yes [ X ] No

As of April 25, 2019, there were 83,969,311 outstanding shares of Class A common stock, par value $0.001 per share (the “common stock”), of GNC Holdings, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GNC HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(unaudited)
(in thousands)

	March 31, 2019	December 31, 2018
Current assets:
Cash and cash equivalents	$137,117	$67,224
Receivables, net	119,352	127,317
Inventory (Note 4)	410,951	465,572
Forward contracts for the issuance of convertible preferred stock	—	88,942
Prepaid and other current assets	17,528	55,109
Total current assets	684,948	804,164
Long-term assets:
Goodwill	79,111	140,764
Brand name	300,720	300,720
Other intangible assets, net	75,463	92,727
Property, plant and equipment, net	95,574	155,095
Right-of-use assets (Note 8)	401,456	—
Equity method investments (Note 6)	97,803	—
Other long-term assets	35,062	34,380
Total long-term assets	1,085,189	723,686
Total assets	$1,770,137	$1,527,850
Current liabilities:
Accounts payable	$174,682	$148,782
Current portion of long-term debt (Note 5)	—	158,756
Current lease liabilities (Note 8)	117,093	—
Deferred revenue and other current liabilities	107,770	120,169
Total current liabilities	399,545	427,707
Long-term liabilities:
Long-term debt (Note 5)	888,353	993,566
Deferred income taxes	15,304	39,834
Lease liabilities (Note 8)	401,617	—
Other long-term liabilities	43,007	82,249
Total long-term liabilities	1,348,281	1,115,649
Total liabilities	1,747,826	1,543,356
Contingencies (Note 9)

Mezzanine equity:
Convertible preferred stock (Note 10)	211,395	98,804

Stockholders’ deficit:
Common stock	130	130
Additional paid-in capital	1,009,041	1,007,827
Retained earnings	538,439	613,637
Treasury stock, at cost	(1,725,349)	(1,725,349)
Accumulated other comprehensive loss	(11,345)	(10,555)
Total stockholders’ deficit	(189,084)	(114,310)
Total liabilities, mezzanine equity and stockholders’ deficit	$1,770,137	$1,527,850

The accompanying notes are an integral part of the Consolidated Financial Statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(unaudited)
(in thousands, except per share amounts)

	Three months ended March 31,
	2019	2018

Revenue (Note 3)	$564,764	$607,533
Cost of sales, including warehousing, distribution and occupancy	361,673	400,659
Gross profit	203,091	206,874
Selling, general, and administrative	148,303	160,730
Loss on net asset exchange for the formation of the joint ventures (Note 6)	19,514	—
Other income, net	(208)	(245)
Operating income	35,482	46,389
Interest expense, net (Note 5)	32,956	21,773
Loss on debt refinancing	—	16,740
Loss on forward contracts for the issuance of convertible preferred stock	16,787	—
(Loss) income before income taxes	(14,261)	7,876
Income tax expense (Note 13)	1,956	1,686
(Loss) income before income from equity method investments	(16,217)	6,190
Income from equity method investments (Note 6)	955	—
Net (loss) income	$(15,262)	$6,190
(Loss) earnings per share (Note 11):
Basic	$(0.23)	$0.07
Diluted	$(0.23)	$0.07
Weighted average common shares outstanding (Note 11):
Basic	83,510	83,232
Diluted	83,510	83,368

The accompanying notes are an integral part of the Consolidated Financial Statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands)

	Three months ended March 31,
	2019	2018

Net (loss) income	$(15,262)	$6,190
Other comprehensive loss:
Net change in interest rate swaps:
Periodic revaluation of interest rate swap, net of tax benefit of $0.7 million	(1,464)	—
Reclassification adjustment for interest recognized in Consolidated Statement of Operations, net of tax expense of $0.1 million	236	—
Net change in unrecognized loss on interest rate swaps, net of tax	(1,228)	—
Foreign currency translation gain (loss)	438	(846)
Other comprehensive loss	(790)	(846)
Comprehensive (loss) income	$(16,052)	$5,344

The accompanying notes are an integral part of the Consolidated Financial Statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Deficit
(unaudited)
(in thousands)

	Common Stock		Treasury Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
	Class A
	Shares	Dollars
Balance at December 31, 2018	83,886	$130	$(1,725,349)	$1,007,827	$613,637	$(10,555)	$(114,310)
Impact of the adoption of ASC 842	—	—	—	—	(59,936)	—	(59,936)
Comprehensive income	—	—	—	—	(15,262)	(790)	(16,052)
Dividend forfeitures on restricted stock	—	—	—	—	—	—	—
Restricted stock awards	121	—	—	—	—	—	—
Minimum tax withholding requirements	(41)	—	—	(120)	—	—	(120)
Stock-based compensation	—	—	—	1,334	—	—	1,334
Balance at March 31, 2019	83,966	$130	$(1,725,349)	$1,009,041	$538,439	$(11,345)	$(189,084)

Balance at December 31, 2017	83,567	$130	$(1,725,349)	$1,001,315	$543,814	$(5,831)	$(185,921)
Comprehensive income	—	—	—	—	6,190	(846)	5,344
Dividend forfeitures on restricted stock	—	—	—	—	42	—	42
Restricted stock awards	149	—	—	—	—	—	—
Minimum tax withholding requirements	(54)	—	—	(223)	—	—	(223)
Stock-based compensation	—	—	—	1,512	—	—	1,512
Balance at March 31, 2018	83,662	$130	$(1,725,349)	$1,002,604	$550,046	$(6,677)	$(179,246)

The accompanying notes are an integral part of the Consolidated Financial Statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three months ended March 31,
	2019	2018
Cash flows from operating activities:
Net (loss) income	$(15,262)	$6,190
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization expense	10,190	12,105
Income from equity investments	(955)	—
Amortization of debt costs	7,988	3,609
Stock-based compensation	1,334	1,512
Loss on forward contracts related to the issuance of convertible preferred stock	16,787	—
Loss on net asset exchange for the formation of the joint ventures	19,514	—
Gains on refranchising	(21)	—
Loss on debt refinancing	—	16,740
Third-party fees associated with refinancing	—	(15,753)
Changes in assets and liabilities:
(Increase) decrease in receivables	(12,567)	11,840
(Increase) in inventory	(6,886)	(22,766)
Increase in prepaid and other current assets	(3,658)	(9,473)
Increase in accounts payable	57,722	21,791
Increase in deferred revenue and accrued liabilities	(627)	388
Other operating activities	(4,848)	(1,111)
Net cash provided by operating activities	68,711	25,072

Cash flows from investing activities:
Capital expenditures	(3,017)	(3,732)
Refranchising proceeds	710	465
Store acquisition costs	(43)	(116)
Proceeds from net asset exchange	101,000	—
Capital contribution to the newly formed joint ventures	(13,079)	—
Net cash provided by (used in) investing activities	85,571	(3,383)

Cash flows from financing activities:
Borrowings under revolving credit facility	22,000	50,000
Payments on revolving credit facility	(22,000)	(32,500)
Proceeds from the issuance of convertible preferred stock	199,950	—
Payments on Tranche B-1 Term Loan	(147,312)	(1,138)
Payments on Tranche B-2 Term Loan	(114,000)	(10,700)
Original issuance discount and revolving credit facility fees	(10,365)	(35,216)
Fees associated with the issuance of convertible preferred stock	(12,564)	(2,183)
Minimum tax withholding requirements	(120)	(223)
Net cash used in financing activities	(84,411)	(31,960)

Effect of exchange rate changes on cash and cash equivalents	22	141
Net increase (decrease) in cash and cash equivalents	69,893	(10,130)
Beginning balance, cash and cash equivalents	67,224	64,001
Ending balance, cash and cash equivalents	$137,117	$53,871

The accompanying notes are an integral part of the Consolidated Financial Statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES
Supplemental Cash Flow Information
(unaudited)

	As of March 31,
	2019	2018
Non-cash investing activities:	(in thousands)
Capital expenditures in current liabilities	$1,115	$1,203
Non-cash financing activities:
Original issuance discount (Note 5)	$—	$19,587

Refer to Note 8, "Leases" for supplemental cash flow information related to the Company's leases.

The accompanying notes are an integral part of the Consolidated Financial Statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES
Condensed Notes to the Unaudited Consolidated Financial Statements

NOTE 1.  NATURE OF BUSINESS
GNC Holdings, Inc., a Delaware corporation (“Holdings,” and collectively with its subsidiaries and, unless the context requires otherwise, its and their respective predecessors, the “Company”), is a global health and wellness brand with a diversified, omni-channel business. The Company's assortment of performance and nutritional supplements, vitamins, herbs and greens, health and beauty, food and drink and other general merchandise features innovative private-label products as well as nationally recognized third-party brands, many of which are exclusive to GNC.
The Company's operations consist of purchasing raw materials, formulating and manufacturing products and selling the finished products through its three reportable segments, U.S. and Canada, International, and Manufacturing / Wholesale (refer to Note 12, "Segments" for more information). Corporate retail store operations are located in the United States, Canada, Puerto Rico and Ireland. In addition, the Company offers products on the internet through GNC.com and third-party websites. Franchise locations exist in the United States and approximately 50 other countries. Additionally, the Company licenses the use of its trademarks and trade names
In February 2019, the Company entered into two joint ventures to operate its e-commerce business and retail business, respectively, in China, which will accelerate its presence and maximize the Company's opportunities for growth in the Chinese supplement market. Under the terms of the agreement, the Company contributed its China business and retained 35% interest in the joint ventures. In March 2019, the Company announced a strategic joint venture with International Vitamin Corporation ("IVC") regarding the Company's manufacturing business, which enables the Company to increase its focus on product innovation while IVC manages manufacturing and integrates with the Company's supply chain thereby driving more efficient usage of capital. Under the terms of the agreement, the Company received $101 million and contributed its Nutra manufacturing and Anderson facility net assets in exchange for an initial 43% interest in the new joint venture.
NOTE 2.  BASIS OF PRESENTATION
The accompanying unaudited Consolidated Financial Statements, which have been prepared in accordance with the applicable rules of the Securities and Exchange Commission ("SEC"), include all adjustments (of a normal and recurring nature) that management considers necessary to fairly state the Company's results of operations, financial position and cash flows. The March 31, 2019 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). These interim Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Footnotes included in the Company’s audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on March 13, 2019 (the "2018 10-K"). Interim results are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2019.
Recently Adopted Accounting Pronouncements

Adoption of the New Lease Standard

In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-02, which requires lessees to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments for all leases with a term greater than 12 months. This standard is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2018 and is required to be applied using a modified retrospective approach. In July 2018, the FASB issued ASU 2018-11, which provides companies with the option to apply the new lease standard either at the beginning of the earliest comparative period presented or in the period of adoption. The Company adopted ASU 2016-02 and its related amendments (collectively known as "ASC 842") during the first quarter of fiscal 2019 electing the optional transition relief amendment that allows for a cumulative-effect adjustment in the period of adoption and did not restate prior periods.  In transitioning to ASC 842, the Company elected to use the practical expedient package available under the guidance for leases that commenced before the effective date and did not elect to use hindsight. The Company has implemented new lease management and accounting system and updated its processes and internal controls to comply with the new standard.

The Company leases substantially all of our retail stores in the U.S. and Canada segment, including most of the domestic franchise stores that are leased and sublease to franchisees, the four distribution centers in the United

States and retail stores in Ireland. In addition, the Company has leased office locations, vehicles and equipment to support our store and supply chain operations. All of the Company's leases are classified as operating leases.

The Company determines if a contract contains a lease at inception. The lease liabilities are recognized based on the present value of the future minimum lease payments over the term at the commencement date for leases exceeding 12 months. The lease agreements generally contain lease and non-lease components. Non-lease components primarily include payments for maintenance and utilities. The minimum lease payments include only fixed lease components, as well as any variable rate payments that depend on an index, initially measured using the index at the lease commencement date. Lease terms may include options to renew when it is reasonably certain that the Company will exercise an option. The Company estimates its incremental borrowing rate, which is estimated to approximate the interest rate on a collateralized basis with similar terms and payments for each lease, using a portfolio approach. The right-of-use assets recognized are initially equal to the lease liability, adjusted for any lease payments made on or before the commencement dates and lease incentives.

The Company recognized lease liabilities of $550.2 million on January 1, 2019. A right-of-use asset of $504.2 million was recognized based on the lease liability, adjusted for the reclassification of deferred rent of $53.3 million and prepaid rent of $7.3 million. Additionally, the Company recognized $79.8 million of right-of-use asset impairment charges for certain of the Company's stores for which it was previously determined that the carrying value of the such stores' assets were not recoverable. The right-of-use asset impairment charges were recorded as a reduction to January 1, 2019 (opening day) retained earnings, net of tax of $19.8 million. The new lease standard has no impact on the timing or classification of the Company's cash flows as reported in the Consolidated Statement of Cash Flows.

The lease liabilities for the operating leases are amortized using the effective interest method. The right-of-use asset is amortized by taking the difference between total rent expense recorded on straight line basis and the lease liability amortization. When the right-of-use asset for an operating lease is impaired, lease expense is no longer recognized on a straight-line basis. For impaired leases, the Company continues to amortize the lease liability using the same effective interest method as before the impairment charge and the right-of-use asset is amortized on a straight-line basis.

Refer to Note 8 "Leases" for additional information relating to the impact of adopting ASC 842.

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

NOTE 3.  REVENUE
Revenue is recognized when obligations under the terms of a contract with the customer are satisfied. Generally, this occurs with the transfer of control of products or services. The Company satisfies performance obligations either over time or at a point in time as discussed in further detail below. Revenue is measured as the amount of consideration expected to be received in exchange for transferring goods or providing services. Applicable sales tax collected concurrent with revenue-producing activities is excluded from revenue.
U.S. and Canada Revenue
The following is a summary of revenue disaggregated by major source in the U.S. and Canada segment:

	Three months ended March 31,
	2019	2018
U.S. company-owned product sales: (1)	(in thousands)
Protein	$80,257	$87,670
Performance supplements	74,778	75,616
Weight management	30,779	39,787
Vitamins	47,056	50,371
Herbs / Greens	15,873	16,158
Wellness	47,200	47,701
Health / Beauty	46,388	48,054
Food / Drink	28,243	25,360
General merchandise	6,800	7,062
Total U.S. company-owned product sales	$377,374	$397,779
Wholesale sales to franchisees	58,257	57,160
Royalties and franchise fees	8,472	8,748
Sublease income	10,976	11,765
Cooperative advertising and other franchise support fees	5,067	5,533
Other (2)	29,011	31,429
Total U.S. and Canada revenue	$489,157	$512,414

(1)	Includes GNC.com sales.

(2)	Includes revenue primarily related to Canada operations and loyalty programs, myGNC Rewards and PRO Access.
International Revenues
The following is a summary of the revenue disaggregated by major source in the International reportable segment:

	Three months ended March 31,
	2019	2018
	(in thousands)
Wholesale sales to franchisees	$25,437	$21,760
Royalties and franchise fees	6,202	6,621
Other (1)	9,284	11,684
Total International revenue	$40,923	$40,065
(1) Includes revenue primarily related to China operations prior to the newly formed joint ventures in China effective February 13, 2019 and company-owned stores located in Ireland.

Manufacturing / Wholesale Revenue
The following is a summary of the revenue disaggregated by major source in the Manufacturing / Wholesale reportable segment:

	Three months ended March 31,
	2019	2018
	(in thousands)
Third-party contract manufacturing(1)	$15,783	$32,722
Intersegment sales(1)	35,505	64,663
Wholesale partner sales	18,901	22,332
Total Manufacturing / Wholesale revenue	$70,189	$119,717

(1) The decrease in third-party contract manufacturing and intersegment sales for the three months ended March 31, 2019 compared to the prior year quarter is due to the transaction with IVC for the newly formed manufacturing joint venture effective March 1, 2019.
Revenue by Geography
The following is a summary of the revenue by geography:

	Three months ended March 31,
	2019	2018
Total revenues by geographic areas(1):	(in thousands)
United States	$535,943	$572,231
Foreign	28,821	35,302
Total revenues	$564,764	$607,533

(1) Geographic areas are defined based on legal entity jurisdiction.
Balances from Contracts with Customers
Contract assets represent amounts related to the Company's contractual right to consideration for completed performance obligations not yet invoiced. As of December 31, 2018, the Company had contract assets of $25.5 million for specialty manufacturing recorded within prepaid and other current assets on the Consolidated Balance Sheet (with a corresponding reduction to inventory at cost). Due to the contribution of the Nutra manufacturing net assets to the manufacturing joint venture with IVC on March 1, 2019, the Company has no contract assets on the Consolidated Balance Sheet as of March 31, 2019.

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

The following table presents changes in the Company’s contract liabilities during the three months ended March 31, 2019:

	Three months ended March 31, 2019
	Balance at Beginning of Period	Recognition of revenue included in beginning balance	Contract liability, net of revenue, recognized during the period	Balance at the End of Period
	(in thousands)
Deferred franchise and license fees	$33,464	(2,861)	668	$31,271
PRO Access and loyalty program points	24,836	(12,423)	12,863	25,276
Gift card liability	3,416	(1,523)	181	2,074

As of March 31, 2019, the Company had deferred franchise fees with unsatisfied performance obligations extending throughout 2029 of $31.3 million, of which approximately $7.2 million is expected to be recognized over the next 12 months. The Company has elected to use the practical expedient allowed under the rules of adoption to not disclose the duration of the remaining unsatisfied performance obligations for contracts with an original expected length of one year or less.
NOTE 4.  INVENTORY
The net realizable value of inventory consisted of the following:

	March 31, 2019	December 31, 2018
	(in thousands)
Finished product ready for sale	$410,951	$416,113
Work-in-process, bulk product and raw materials(1)	—	46,520
Packaging supplies(1)	—	2,939
Inventory	$410,951	$465,572
(1) The decrease in work-process, buck and raw materials and packaging supplies as of March 31, 2019 compared with December 31, 2018 is due to the transaction with IVC for the newly formed manufacturing joint venture effective March 1, 2019.
NOTE 5.  LONG-TERM DEBT / INTEREST EXPENSE
Long-term debt consisted of the following:

	March 31, 2019	December 31, 2018
	(in thousands)
Tranche B-1 Term Loan	$—	$147,289
Tranche B-2 Term Loan (net of $11.4 million and $17.5 million discount)	446,799	554,760
FILO Term Loan (net of $10.2 million and $10.9 million discount)	264,768	264,086
Unpaid original issuance discount	—	11,445
Notes	177,440	175,504
Debt issuance costs	(654)	(762)
Total debt	888,353	1,152,322
Less: current debt	—	(158,756)
Long-term debt	$888,353	$993,566

On February 28, 2018, the Company amended and restated its Senior Credit Facility, which included an extension of the maturity date of a portion of the term loan from March 2019 to March 2021 (the "Tranche B-2 Term Loan"). The remaining term loan continued to have a maturity date of March 2019 ("the Tranche B-1 Term Loan"). Provided that all outstanding amounts under the convertible senior notes exceeding $50.0 million have not been repaid, refinanced, converted or effectively discharged prior to May 2020 ("Springing Maturity Date"), the maturity date of the Tranche B-2 Term Loan becomes the Springing Maturity Date, subject to certain adjustments. In connection with the debt refinancing, the Company recognized a loss of $16.7 million during the first quarter of 2018, which primarily includes third-party fees. As of March 31, 2019, the Company had paid down the Tranche B-1 Term Loan and had $446.8 million Tranche B-2 Term Loan outstanding. The Company also had a new asset-based credit agreement (the "ABL Credit Agreement"), consisting of:

•
a $264.8 million asset-based Term Loan Facility advanced on a “first-in, last-out” basis (the "FILO Term Loan") with a maturity date of December 2022 (which maturity date will become May 2020, subject to certain adjustments, should the Springing Maturity Date be triggered); and

•
a $100 million asset-based Revolving Credit Facility (the "Revolving Credit Facility") with a maturity date of August 2022 (which maturity date will become May 2020, subject to certain adjustments, should the Springing Maturity Date be triggered). In connection with the contribution of the Nutra manufacturing and Anderson facility net assets to the manufacturing joint venture with IVC, the Revolving Credit Facility decreased from $100 million to $81 million effective March 2019. As of March 31, 2019 there were no borrowings outstanding on the Revolving Credit Facility.

The Tranche B-2 Term Loan requires annual aggregate principal payments of at least $43 million and bears interest at a rate of, at the Company's option, LIBOR plus a margin of 8.75% per annum subject to change under certain circumstances (with a minimum and maximum margin of 8.25% and 9.25%, respectively, per annum), or prime plus a margin of 7.75% per annum subject to change under certain circumstances (with a minimum and maximum margin of 7.25% and 8.25%, respectively, per annum). Any mandatory repayments as defined in the credit agreement shall be applied to the remaining annual aggregate principal payments in direct order of maturity. As discussed in further detail below, in November 2018, the Company paid $100 million on the Tranche B-2 Term Loan and elected to use the payment to satisfy the scheduled amortization payments on the Term Loan Facility through December 2020. The Term Loan Agreement is secured by a (i) first lien on certain assets of the Company primarily consisting of capital stock issued by General Nutrition Centers, Inc. ("Centers") and its subsidiaries, intellectual property and equipment (“Term Priority Collateral”) and (ii) second lien on certain assets of the Company primarily consisting of inventory and accounts receivable (“ABL Priority Collateral”). The Term Loan Agreement is guaranteed by all material, wholly-owned domestic subsidiaries of the Company (the “U.S. Guarantors”) and by General Nutrition Centres Company, an unlimited liability company organized under the laws of Nova Scotia (together with the U.S. Guarantors, the “Guarantors”).
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
Under the Company’s Term Loan Agreement and ABL Credit Agreement (collectively, the "Credit Facilities"), the Company is required to make certain mandatory prepayments, including a requirement to prepay first the Tranche B-2 Term Loan (until repaid in full) and second the FILO Term Loan (until repaid in full, but only if such prepayment is permitted under the ABL Credit Agreement) in each case annually with amounts based on excess cash flow, as defined in the Company’s Credit Facilities, based on the results of the Company for the prior fiscal year. The payment will be 75% of excess cash flow for each such fiscal year, subject to a reduction to 50% based on the attainment of a certain Consolidated Net First Lien Leverage Ratio, and will be reduced by certain scheduled debt payment amounts. The Company made the first excess cash flow payment in April 2019 of $9.8 million with respect to the year ending December 31, 2018. The Company expects this excess cash flow payment to be between $25 million and $35 million at 50% with respect to the year ending December 31, 2019, which is expected to be paid in the second quarter of 2020.
At March 31, 2019, the interest rates under the Tranche B-2 Term Loan and the FILO Term Loan were 11.3% and 9.5%, respectively. At December 31, 2018, the interest rate under the Tranche B-1 Term Loan, Tranche B-2 Term Loan, and the FILO Term Loan were 5.7%, 11.8%, and 9.5%, respectively. At March 31, 2019, the Company had $74.2 million available under the Revolving Credit Facility, after giving effect to $6.2 million utilized to secure letters of credit and $0.6 million reduction to borrowing ability as a result of decrease in net collateral.
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
In connection with the strategic investment from Harbin Pharmaceutical Group Co., Ltd ("Harbin") and the manufacturing joint venture with IVC, the Company received (i) $100 million investment from Harbin in November 2018, which was utilized to pay a portion of the Tranche B-2 Term Loan and elected to use the payment to satisfy the scheduled amortization payments through December 2020, (ii) approximately $200 million from Harbin in the first quarter of 2019 and (iii) $101 million from IVC in the first quarter of 2019. The Company applied such proceeds to pay down the remaining balance of the Tranche B-1 Term Loan that matured in March 2019. The remaining proceeds together with cash generated from operating activities were utilized to pay $114.0 million of the Tranche B-2 and the original issuance discount due to the Tranche B-2 Term Loan lenders at 2% of the outstanding balance.

Convertible Debt
The Company maintains $188.6 million in principal amount of 1.5% convertible senior notes due in 2020 (the "Notes"). The Notes consist of the following components:

	March 31, 2019	December 31, 2018
	(in thousands)
Liability component
Principal	$188,565	$188,565
Conversion feature	(9,788)	(11,489)
Discount related to debt issuance costs	(1,337)	(1,572)
Net carrying amount	$177,440	$175,504

Interest Rate Swaps
On June 13, 2018, the Company entered into two interest rate swaps with notional amounts of $275 million and $225 million to limit the exposure of its variable interest rate debt by effectively converting it to a fixed interest rate. The Company receives payments based on the one-month LIBOR and makes payments based on a fixed rate. The Company receives payments with a floor of 0.00% and 0.75%, respectively, on the $275 million and $225 million interest rate swaps, which aligns with the related debt instruments. The interest rate swap agreements had an effective date of June 29, 2018. The $225 million interest rate swap expires on February 28, 2021, and the $275 million interest rate swap expires on June 30, 2021. The notional amount of the $225 million interest rate swap is scheduled to decrease to $175 million on June 30, 2019, $125 million on June 30, 2020 and $75 million on December 31, 2020. The Company designated these instruments as cash flow hedges deemed effective upon initiation. The interest rate swaps are recognized on the balance sheet at fair value. Changes in fair value are recorded within other comprehensive gain (loss) on the Consolidated Balance Sheet and reclassified into the Consolidated Statement of Operations as interest expense in the period in which the underlying transaction affects earnings.

The fair values of the derivative financial instruments included in the Consolidated Balance Sheets consisted of the following:

(in thousands, except percentages)
				Fair Value at
	Notional Amount	Fixed Rate	Balance Sheet Classification	March 31, 2019	December 31, 2018

Accounting cash flow hedges:
Interest rate swap	$275,000	2.82%	Other long-term liabilities	$3,641	$2,371
Interest rate swap	225,000	2.74%	Other long-term liabilities	1,348	839
Net carrying amount	$500,000		Total liabilities	$4,989	$3,210

At March 31, 2019, there was a cumulative unrealized loss of $3.4 million, net of tax, related to these interest rate swaps included in accumulated other comprehensive income loss. This loss would be immediately recognized in the Consolidated Statement of Operations if these instruments fail to meet certain cash flow hedge requirements. As of March 31, 2019, the amount included in accumulated other comprehensive loss related to the interest rate swaps to be reclassified into earnings during the next 12 months is not material. Refer to Note 7, "Fair Value Measurements of Financial Instruments" for more information on how the interest rate swaps are valued.

Interest Expense
Interest expense consisted of the following:

	Three months ended March 31,
	2019	2018
	(in thousands)

Tranche B-1 Term Loan coupon	$928	$8,058
Tranche B-2 Term Loan coupon	16,468	6,824
FILO Term Loan coupon	6,751	2,122
Revolving Credit Facility	123	132
Terminated revolving credit facility	—	316
Amortization of discount and debt issuance costs	6,043	1,755
Subtotal	30,313	19,207
Notes:
Coupon	707	707
Amortization of conversion feature	1,701	1,610
Amortization of discount and debt issuance costs	244	244
Total Notes	2,652	2,561
Other	(9)	5
Interest expense, net	$32,956	$21,773

NOTE 6. EQUITY METHOD INVESTMENTS

In February 2019, the Company contributed its China business in exchange for 35% ownership of each of the newly formed joint ventures (the “HK JV” and the "China JV"). The HK JV includes the operation of the cross-border China e-commerce business, and has an exclusive right to use the Company’s trademarks to manufacture and distribute the Company’s products in China (excluding Hong Kong, Taiwan and Macau) via e-commerce channels. The China JV is a retail-focused joint venture to operate GNC's brick-and-mortar retail business in China and it will have an exclusive right to use the Company's trademarks to manufacture and distribute the Company's products in China (excluding Hong Kong, Taiwan and Macau) via retail stores and pharmacies. The HK JV closed in February 2019 and the China JV agreement is expected to be completed in the second or third quarter of 2019 following the satisfaction of certain routine regulatory and legal requirements.
In March 2019, the Company received $101 million from IVC and contributed the net assets of the Nutra manufacturing and Anderson facilities in exchange for an initial 43% equity interest in a newly formed joint venture (the “Manufacturing JV”). In addition, the Company made a capital contribution of $10.7 million to the Manufacturing JV for its share of short-term working capital needs. Over the next four years, GNC expects to receive an additional $75 million, adjusted up or down based on the Manufacturing JV's future performance, from IVC as IVC’s ownership of the joint venture increases to 100%. The Manufacturing JV is responsible for the manufacturing of the products previously produced by the Company’s Nutra manufacturing facility.
Gain (loss) from the net asset exchange
In connection with the formation of the joint ventures, the Company deconsolidated its China business and the Nutra manufacturing business effective in the first quarter of 2019 and recorded a pre-tax gain of $5.8 million and loss of $25.3 million, respectively, which is recorded within loss on net asset exchange for the formation of the joint ventures on the Consolidated Statements of Operations. The $5.8 million gain from the Harbin transaction is calculated based on the difference between the fair value of the 35% equity interest in the HK JV and China JV, less the carrying value of the contributed China business, including $2.4 million of cash, and third-party closing fees. The $25.3 million loss from the Manufacturing JV transaction is calculated based on the fair value of the 43% equity interest retained in the Manufacturing JV and the $101 million in cash received, less the carrying value of the contributed Nutra and Anderson facilities and third-party closing fees.

The Company's interest in the joint ventures are accounted for as equity method investments due to the Company’s ability to exercise significant influence over the management decisions of the joint ventures. Under the equity method, the Company's share of profits and losses from the joint ventures is recorded within equity income (loss) from equity method investments in the Consolidated Statement of Operations. The following table provides a reconciliation of equity method investments on the Company’s Consolidated Balance Sheets:

	March 31, 2019	December 31, 2018

	(in thousands)
Manufacturing JV	$75,434	$—
Manufacturing JV capital contribution	10,714	—
HK JV and China JV	10,700	—
Income from equity method investments	955	—
Total Equity method investments	$97,803	$—

In connection with the transaction with IVC, the Company entered into a lease for warehouse space within the Anderson facility. Refer to Note 8, "Leases" for more information on the lease with the Manufacturing JV. Subsequent to the formation of the Manufacturing JV, the Company purchased approximately $21 million finished goods from the Manufacturing JV during the period ended March 31, 2019 and had approximately $20 million and $4 million accounts payable and accounts receivable, respectively, outstanding as of March 31, 2019. The intra-entity transactions between the Company and the HK JV, which primarily consist of wholesale sales, were immaterial during the period ended March 31, 2019.
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
The carrying value and estimated fair value of the forward contracts for the issuance of convertible preferred stock, the Term Loan Facility, net of discount, Notes (net of the equity component classified in stockholders' equity and discount) and the interest rate swaps were as follows:

	March 31, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Assets:
Forward contracts for the issuance of convertible preferred stock	$—	$—	$88,942	$88,942
Liabilities:
Tranche B-1 Term Loan	$—	$—	$147,289	$145,080
Tranche B-2 Term Loan	446,799	430,938	554,760	511,766
FILO Term Loan	264,768	267,204	264,086	260,125
Notes	177,440	134,854	175,504	131,628
Interest rate swaps	4,989	4,989	3,210	3,210

The forward contracts for the issuance of convertible preferred stock are measured at fair value, as of the valuation date, using a single factor binomial lattice model (the "Lattice Model") which incorporates the terms and conditions of the convertible preferred stock and is based on changes in the prices of the underlying common share price over successive periods of time. Key assumptions of the Lattice Model include the current price of the underlying stock and its historical and expected volatility, risk-neutral interest rates and the instruments remaining term.  These assumptions require significant management judgment and are considered Level 3 inputs. The forward contracts were revalued at each reporting period with changes in fair value recognized in the Consolidated Statements of Operations. The forward contracts settled upon issuance on January 2, 2019 and February 13, 2019.
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
NOTE 8. LEASES
The Company has operating leases for retail stores, distribution centers, other leased office locations, vehicles and certain equipment with remaining lease terms of 1 year to 14 years, some of which include options to extend the leases for up to 10 years. On the Company’s Consolidated Balance Sheets as of March 31, 2019, the Company had lease liabilities of $518.7 million, of which $117.1 million are classified as current, and right-of-use assets of $401.5 million.
The Company has elected to apply the short-term lease exemption for all asset classes and excluded them from the balance sheet. Lease payments for short-term leases are recognized on a straight-line basis over the lease term. The short-term rent expense recognized during the three months ended March 31, 2019 is immaterial. The components of the Company's rent expense, which is recorded within cost of sales on the Consolidated Statements of Operations, was as follows:

Three months ended March 31, 2019
(in thousands)
Company-owned and franchise stores:
Operating leases	$36,602
Variable lease costs (1)	21,509
Total company-owned and franchise stores	58,111
Other	2,188
Total rent expense	$60,299
(1) Includes percent and contingent rent, landlord related taxes and common operating expenses.
The weighted average remaining lease term and weighted average discount rate were as follows:

Three months ended March 31, 2019

Weighted average remaining lease term	4.6 years
Weighted average discount rate	10%
Supplemental cash flow information related to leases was as follows:

Three months ended March 31, 2019
(in thousands)
Operating cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$44,936
Right-of-use assets obtained in exchange for new operating lease liabilities	$6,442

The Company recorded sublease revenue, within revenue on the Consolidated Statements of Operations, of $11.0 million and $11.8 million in the three months ended March 31, 2019 and 2018, respectively, relating to subleases with its franchisees, which includes rental income and other occupancy related items.
Maturities of the lease liabilities (undiscounted lease payments, as defined in Note 2 "Basis of Presentation") as of March 31, 2019 were as follows:

	Operating Leases for Company-Owned and Franchise Stores	Operating Leases for Other (1)	Total Operating Leases	Sublease Income from Franchisees	Rent on Operating Leases, net of Sublease Revenue
	(in thousands)
2019 (remainder)	$120,954	$4,270	$125,224	$(23,783)	$101,441
2020	135,834	4,964	140,798	(27,829)	112,969
2021	109,994	3,643	113,637	(22,697)	90,940
2022	84,925	2,342	87,267	(17,882)	69,385
2023	63,125	1,180	64,305	(13,384)	50,921
Thereafter	136,071	6,703	142,774	(29,548)	113,226
Total future obligations	$650,903	$23,102	$674,005	$(135,123)	$538,882
Less amounts representing interest			(155,295)
Present value of lease obligations			$518,710
(1) Includes various leases for warehouses, vehicles, and various equipment at our facility
As of March 31, 2019, leases that the Company has entered into but have not yet commenced are immaterial.
In connection with the transaction with IVC for the Manufacturing JV effective March 1, 2019, the Company leased warehouse space within the Anderson facility from the Manufacturing JV for a term of one year. The lease was accounted for as sale leaseback transaction and classified as an operating lease included in the current lease liabilities on the Consolidated Balance Sheet.

Disclosures related to periods prior to adoption of ASU 2016-02

The Company adopted ASU 2016-02 using a modified retrospective adoption method at January 1, 2019 as noted in Note 2. "Basis of Presentation." As required, the following disclosure is provided for periods prior to adoption. Minimum future rent obligations for non-cancelable operating leases, excluding optional renewal periods, were as follows for the period ending December 31, 2018 and exclude landlord related taxes, common operating expenses, and percent and contingent rent.

	Operating Leases for Company-Owned and Franchise Stores	Operating Leases for Other (1)	Total Operating Leases	Sublease Income from Franchisees	Rent on Operating Leases, net of Sublease Revenue
	(in thousands)
2019	$162,910	$6,071	$168,981	$(29,867)	$139,114
2020	126,312	5,574	131,886	(23,631)	108,255
2021	95,000	4,185	99,185	(16,782)	82,403
2022	64,735	2,479	67,214	(10,285)	56,929
2023	39,798	1,290	41,088	(4,717)	36,371
Thereafter	56,200	6,703	62,903	(4,238)	58,665
Total future obligations	$544,955	$26,302	$571,257	$(89,520)	$481,737

(1) Includes various leases for warehouses, vehicles, and various equipment at our facility
NOTE 9.  CONTINGENCIES
The Company is engaged in various legal actions, claims and proceedings arising in the normal course of business, including claims related to breach of contracts, product liability matters, intellectual property matters and employment-related matters resulting from the Company's business activities.
The Company's contingencies are subject to substantial uncertainties, including for each such contingency the following, among other factors: (i) the procedural status of the case; (ii) whether the case has or may be certified as a class action suit; (iii) the outcome of preliminary motions; (iv) the impact of discovery; (v) whether there are significant factual issues to be determined or resolved; (vi) whether the proceedings involve a large number of parties and/or parties and claims in multiple jurisdictions or jurisdictions in which the relevant laws are complex or unclear; (vii) the extent of potential damages, which are often unspecified or indeterminate; and (viii) the status of settlement discussions, if any, and the settlement posture of the parties. Consequently, except as otherwise noted below with regard to a particular matter, the Company cannot predict with any reasonable certainty the timing or outcome of the legal matters described below, and the Company is unable to estimate a possible loss or range of loss for such matters. If the Company ultimately is required to make any payments in connection with an adverse outcome in any of the matters discussed below, it is possible that it could have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.
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
Litigation
DMAA / Aegeline Claims.  Prior to December 2013, the Company sold products manufactured by third parties that contained derivatives from geranium known as 1.3-dimethylpentylamine/ dimethylamylamine/ 13-dimethylamylamine, or "DMAA," which were recalled from the Company's stores in November 2013, and/or Aegeline, a compound extracted from bael trees. As of March 31, 2019, the Company was named in 27 personal injury lawsuits involving products containing DMAA and/or Aegeline.
The majority of these matters are currently stayed pending final resolution. One matter is scheduled for trial in June 2019.

The Company is contractually entitled to indemnification by its third-party vendors with regard to these matters, although the Company’s ability to obtain full recovery in respect of any such claims against it is dependent upon the creditworthiness of the vendors and/or their insurance coverage and the absence of any significant defenses available to their insurers.
California Wage and Break Claims. On February 29, 2012, former Senior Store Manager, Elizabeth Naranjo, individually and on behalf of all others similarly situated, sued General Nutrition Corporation in the Superior Court of the State of California for the County of Alameda. The complaint contains eight causes of action, alleging, among other matters, meal, rest break and overtime violations for which indeterminate money damages for wages, penalties, interest, and legal fees are sought. In June 2018, the Court granted in part and denied in part the Company's Motion for Decertification. In August 2018, the plaintiff voluntarily dismissed the class action claims alleging overtime violations. As of March 31, 2019, an immaterial liability has been accrued in the accompanying financial statements. The Company intends to vigorously defend against the remaining class action claims asserted in this action. Trial is currently scheduled for September 2019.
Pennsylvania Fluctuating Workweek. On September 18, 2013, Tawny Chevalier and Andrew Hiller commenced a class action in the Court of Common Pleas of Allegheny County, Pennsylvania. Plaintiff asserted a claim against the Company for a purported violation of the Pennsylvania Minimum Wage Act ("PMWA"), challenging the Company's utilization of the "fluctuating workweek" method to calculate overtime compensation, on behalf of all employees who worked for the Company in Pennsylvania and who were paid according to the fluctuating workweek method. In October 2014, the Court entered an order holding that the use of the fluctuating workweek method violated the PMWA. In September 2016, the Court entered judgment in favor of Plaintiffs and the class in an immaterial amount, which has been recorded as a charge in the accompanying Consolidated Financial Statements. Plaintiffs subsequently filed a petition for an award of attorney's fees, costs and incentive payment. The court awarded an immaterial amount in legal fees. The Company appealed the adverse judgment and the award of attorney's fees. On December 22, 2017, the Pennsylvania Superior Court held that the Company correctly determined the "regular rate" by dividing weekly compensation by all hours worked (rather than 40), but held that the regular rate must be multiplied by 1.5 (rather than 0.5) to determine the amount of overtime owed. Taking accumulated interest into account, the net result of the Superior Court's decision was to reduce the Company's liability by an immaterial amount, which has been reflected in the accompanying Consolidated Financial Statements. The Company filed a petition for appeal to the Pennsylvania Supreme Court on January 22, 2018. The Pennsylvania Supreme Court accepted the Company's petition for appeal and the Company filed its appellant’s brief on August 27, 2018. Oral argument occurred in April 2019 and the Company awaits the Court’s ruling.
Jason Olive v. General Nutrition Corp. In April 2012, Jason Olive filed a complaint in the Superior Court of California, County of Los Angeles, for misappropriation of likeness in which he alleges that the Company continued to use his image in stores after the expiration of the license to do so in violation of common law and California statutes. Mr. Olive is seeking compensatory, punitive and statutory damages and attorneys’ fees and costs. The trial in this matter began on July 20, 2016 and concluded on August 8, 2016. The jury awarded plaintiff immaterial amounts for actual damages and emotional distress damages, which are accrued in the accompanying Consolidated Financial Statements. The jury refused to award plaintiff any of the profits he sought to disgorge, or punitive damages. The court entered judgment in the case on October 14, 2016. In addition to the verdict, the Company and Mr. Olive sought attorneys' fees and other costs from the Court. The Court refused to award attorney's fees to either side but awarded plaintiff an immaterial amount for costs. Plaintiff has appealed the judgment, and separately, the order denying attorney's fees. The Company has cross-appealed the judgment and the Court's denial of attorney fees. Argument occurred in October 2018. On November 2, 2018, the Court affirmed the trial court's decision in part and reversed in part, reversing the denial of Mr. Olive's motion for attorneys' fees and remanding the matter to the trial court for further proceedings regarding his attorneys' fees and costs. On November 16, 2018, the Company filed a motion for reconsideration of the Court’s decision. On December 27, 2018, the Court reversed, in part, its November 2, 2018 ruling and held that there was no prevailing party for the purposes of the attorneys’ fee award. Olive has filed a petition for review with the Supreme Court of the State of California and the Company has opposed that petition. On April 17, 2019, the California Supreme Court denied Olive’s petition for review.
Oregon Attorney General. On October 22, 2015, the Attorney General for the State of Oregon sued the Company in Multnomah County Circuit Court for alleged violations of Oregon’s Unlawful Trade Practices Act, in connection with its sale in Oregon of certain third-party products. The Company is vigorously defending itself against these allegations. Along with its Amended Answer and Affirmative Defenses, the Company filed a counterclaim for declaratory relief, asking the court to make certain rulings in favor of the Company, and adding USPlabs, LLC and SK Laboratories as counterclaim defendants.  In March 2018, the Oregon Attorney General filed a motion for summary judgment relating to its first claim for relief, which the Company contested.  The Company filed a cross motion for summary judgment on the first claim for relief, which the Oregon Attorney General contested. Following oral argument in August 2018, the Court denied the State’s motion for summary judgment and granted in part and denied in part the Company’s motion for summary judgment. The parties are in the process of exchanging discovery. Trial is currently scheduled to begin in September 2019.
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
Government Regulation
In November 2013, the Company received a subpoena from the U.S. Department of Justice ("DOJ") for information related to its investigation of a third party product vendor, USPlabs, LLC. The Company fully cooperated with the investigation of the vendor and the related products, all of which were discontinued in 2013. In December 2016, the Company reached agreement with the DOJ in connection with the Company's cooperation, which agreement acknowledges the Company relied on the representations and written guarantees of USPlabs and the Company's representation that it did not knowingly sell products not in compliance with the Federal Food, Drug and Cosmetic Act (the "FDCA"). Under the agreement, which includes an immaterial payment to the federal government, the Company will take a number of actions to broaden industry-wide knowledge of prohibited ingredients and improve compliance by vendors of third party products. These actions are in keeping with the leadership role the Company has taken in setting industry quality and compliance standards, and the Company's commitment over the course of the agreement (60 months) to support a combination of its own and the industry's initiatives. Some of these actions include maintaining and continuously updating a list of restricted ingredients that will be prohibited from inclusion in any products that are sold by the Company.  Vendors selling products to the Company for the sale of such products by the Company will be required to warrant that the products sold do not contain any of these restricted ingredients.  In addition, the Company will develop and maintain a list of ingredients that the Company believes comply with the applicable provisions of the FDCA.
Environmental Compliance

As part of soil and groundwater remediation conducted at the Nutra manufacturing facility pursuant to an investigation conducted in partnership with the South Carolina Department of Health and Environmental Control (the "DHEC"), we completed additional investigations with the DHEC's approval, including the installation and operation of a pilot vapor extraction system under a portion of the facility in the second half of 2016, which was an immaterial cost to the Company. After an initial monitoring period, in October of 2017 the DHEC approved a work plan for extended monitoring of such system and the contamination into 2021. While the Company contributed the net assets of the Nutra manufacturing and Anderson facilities to the Manufacturing JV in March of 2019 (refer to Note 6 “Equity Method Investments” for additional information), we retained certain liabilities, including historical environmental liabilities, related to the facilities. As such, the Company and the Manufacturing Joint Venture will continue to consult with the DHEC on the next steps in the work after their review of the results of the extended monitoring is complete. At this stage of the investigation, however, it is not possible to estimate the timing and extent of any additional remedial action that may be required, the ultimate cost of remediation, or the amount of our potential liability. Therefore, no liability has been recorded in the Company's Consolidated Financial Statements.

In addition to the foregoing, the Company is subject to numerous federal, state, local and foreign environmental and health and safety laws and regulations governing its operations, including the handling, transportation and disposal of non-hazardous and hazardous substances and wastes, as well as emissions and discharges from its operations into the environment, including discharges to air, surface water and groundwater. Failure to comply with such laws and regulations could result in costs for remedial actions, penalties or the imposition of other liabilities, including certain historic liabilities retained by the Company pursuant to the terms of the Manufacturing JV. New laws, changes in existing laws or the interpretation thereof, or the development of new facts or changes in their processes could also cause the Company to incur additional capital and operating expenditures to maintain compliance with environmental laws and regulations and environmental permits. The Company is also subject to laws and regulations that impose liability and cleanup responsibility for releases of hazardous substances into the environment without regard to fault or knowledge about the condition or action causing the liability. Under certain of these laws and regulations, such liabilities can be imposed for cleanup of previously owned or operated properties, or for properties to which substances or wastes that were sent in connection with current or former operations at its facilities.
From time to time, the Company has incurred costs and obligations for correcting environmental and health and safety noncompliance matters and for remediation at or relating to certain of the Company's current or former properties or properties at which the Company's waste has been disposed. However, compliance with the provisions of national, state and local environmental laws and regulations has not had a material effect upon the Company's capital expenditures, earnings, financial position, liquidity or competitive position. The Company believes it has complied with, and is currently complying with, its environmental obligations pursuant to environmental and health and safety laws and regulations and that any liabilities for noncompliance will not have a material adverse effect on its business, financial performance or cash flows. However, it is difficult to predict future liabilities and obligations, which could be material.
NOTE 10. MEZZANINE EQUITY
Holdings is authorized to issue up to 60.0 million shares of preferred stock, par value $0.001 per share. On February 13, 2018, the Company entered into a Securities Purchase Agreement (as amended from time to time, the “Securities Purchase Agreement”) by and between the Company and Harbin Pharmaceutical Group Holdings Co., Ltd. (the “Investor”), pursuant to which the Company agreed to issue and sell to the Investor, and the Investor agreed to purchase from the Company, 299,950 shares of a newly created series of convertible preferred stock of the Company, designated the “Series A Convertible Preferred Stock” (the “Convertible Preferred Stock”), for a purchase price of $1,000 per share, or an aggregate of approximately $300 million (the “Securities Purchase”). The Convertible Preferred Stock is convertible into 56.1 million shares of the Company's Common Stock at an initial conversion price of $5.35 per share, subject to customary anti-dilution adjustments. On November 7, 2018, The Company entered into an Amendment to the Securities Purchase Agreement with the Investor. Pursuant to the terms of the Securities Purchase Agreement, the Investor assigned its interest in the Securities Purchase Agreement to Harbin and funded the $300 million investment in three separate tranches. The shares of Convertible Preferred Stock was issued as follows: (i) 100,000 shares of Convertible Preferred Stock issued on November 8, 2018 for a total purchase price of $100 million (the "Initial Issuance"), (ii) 50,000 shares of Convertible Preferred Stock issued on January 2, 2019 for a total purchase price of $50 million (the "Second Issuance") and (iii) 149,950 shares of Convertible Preferred Stock issued on February 13, 2019 for a total purchase price of approximately $150 million (the “Third Issuance”).
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
As of March 31, 2019, the Company had issued a total of 299,950 shares of Convertible Preferred Stock. The Convertible Preferred Stock was recorded as Mezzanine Equity, net of issuance cost, on the Consolidated Balance Sheets because they are redeemable at the option of the holder if a fundamental change occurs, which includes change in control or delisting. The guaranteed Second Issuance and Third Issuance were considered forward contracts that represented an obligation to both parties until the shares were issued. The forward contracts were recorded at fair value on the Consolidated Balance Sheets as of December 31, 2018, with any changes in fair value recorded in earnings in the Consolidated Statements of Operations. The Company recorded a $16.8 million loss on forward contracts for the issuance of Convertible Preferred Stock during the quarter ended March 31, 2019. Upon issuance of the shares associated with the forward contracts, the carrying value of the forward contracts were recorded to Mezzanine Equity.

As of March 31, 2019, there were $4.7 million cumulative undeclared dividends related to the issued and outstanding Convertible Preferred Stock, of which $3.7 million relate to dividends accumulated in the first quarter of 2019. The cumulative undeclared dividends will not be recorded on the Consolidated Balance Sheets until they are declared. The dividends accumulated in the current period are deducted from earnings available to common stockholders when computing earnings per share. Refer to Note 11, "Earnings Per Share" for more information. As of March 31, 2019, the Company does not believe the redemption of the Convertible Preferred Stock is probable as the occurrence of the contingent events is deemed not probable.
NOTE 11. EARNINGS PER SHARE
The following table represents the Company's basic and dilutive weighted-average shares:

	Three months ended March 31,
	2019	2018
	(in thousands)
Basic weighted average shares	83,510	83,232
Effect of dilutive stock-based compensation awards	—	136
Diluted weighted average shares	83,510	83,368

For the three months ended March 31, 2019, all 4.0 million outstanding stock-based awards were excluded from the computation of diluted earnings per share ("EPS") because the Company was in a net loss position and as a result, inclusion of the awards would have been anti-dilutive.
For the three months ended March 31, 2018, the following awards were not included in the computation of diluted EPS because the impact of applying the treasury stock method was antidilutive or because certain conditions have not been met with respect to the Company's performance awards.

Antidilutive:
Time-based options and restricted stock awards	3,206
Performance-based restricted stock awards	536
Contingently issuable:
Performance-based restricted stock awards	—
Performance-based restricted stock awards with a market condition	315
Total stock-based awards excluded from diluted EPS	4,057

The Company has applied the if-converted method to calculate dilution on the Convertible Preferred Stock and the Notes in the current quarter, which has resulted in all 42.9 million and 2.9 million shares underlying the Convertible Preferred Stock and the Notes, respectively, being anti-dilutive.

The computations for basic and diluted earnings per common share are as follows:

	Three months ended March, 31
	2019	2018
	(in thousands, except per share data)
Earnings (loss) per common share - Basic
Net (loss) income	$(15,262)	$6,190
Cumulative undeclared convertible preferred stock dividend	3,716	—
Net income (loss) attributable to common shareholders	(18,978)	6,190
Weighted average common shares outstanding - basic	83,510	83,232
Earnings (loss) per common share - basic	$(0.23)	$0.07
Earnings (loss) per common share - Diluted
Net (loss) income	$(15,262)	$6,190
Cumulative undeclared convertible preferred stock dividend	3,716	—
Net income (loss) attributable to common shareholders	(18,978)	6,190
Weighted average common shares outstanding - diluted	83,510	83,368
Earnings (loss) per common share - diluted	$(0.23)	$0.07

NOTE 12.  SEGMENTS
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
The following table represents key financial information for each of the Company's reportable segments:

	Three months ended March 31,
	2019	2018
	(in thousands)
Revenue:
U.S. and Canada	$489,157	$512,414
International	40,923	40,065
Manufacturing / Wholesale:
Intersegment revenues	35,505	64,663
Third party	34,684	55,054
Subtotal Manufacturing / Wholesale	70,189	119,717
Total reportable segment revenues	600,269	672,196
Elimination of intersegment revenues	(35,505)	(64,663)
Total revenue	$564,764	$607,533
Operating income:
U.S. and Canada	$52,100	$43,490
International	14,050	14,464
Manufacturing / Wholesale	15,344	14,964
Total reportable segment operating income	81,494	72,918
Corporate costs	(26,261)	(26,479)
Loss on net asset exchange for the formation of the joint ventures	(19,514)	—
Other	(237)	(50)
Unallocated corporate costs, loss on net asset exchange and other	(46,012)	(26,529)
Total operating income	35,482	46,389
Interest expense, net	32,956	21,773
Loss on debt refinancing	—	16,740
Loss on forward contracts for the issuance of convertible preferred stock	16,787	—
(Loss) income before income taxes	$(14,261)	$7,876

Refer to Note 3, "Revenue" for more information on the Company's reportable segments.

NOTE 13.  INCOME TAXES
The Company recognized $2.0 million of income tax expense during the three months ended March 31, 2019 compared with $1.7 million in the prior year quarter. The Company's income tax expense is based on income, statutory tax rates and tax planning opportunities available in the jurisdictions in which it operates. The Company’s year-to-date tax provision is calculated by applying the most recent annualized effective tax rate to year-to-date pre-tax ordinary income. The Company’s most recent annualized effective tax rate was impacted by a gain for tax purposes resulting from the newly formed manufacturing joint venture as well as the establishment of a partial valuation allowance for attributes generated in the current year that may not be realizable. The tax impact of unusual or infrequent items are recorded discretely in the interim period in which they occur. The Company discretely recorded the tax impact of the loss on forward contracts for the issuance of convertible preferred stock. This loss was not deductible for income tax purposes.
At March 31, 2019 and December 31, 2018, the Company had $6.6 million and $6.9 million of unrecognized tax benefits, respectively, excluding interest and penalties, which if recognized, would affect the effective tax rate. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company accrued $2.1 million at March 31, 2019 and $2.0 million at December 31, 2018, for potential interest and penalties associated with uncertain tax positions. To the extent interest and penalties are not assessed with respect to the ultimate settlement of uncertain tax positions, amounts previously accrued will be reversed as a reduction to income tax expense.
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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q. The following information presented for the three months ended March 31, 2019 and 2018 was prepared by management, is unaudited, and was derived from our unaudited consolidated financial statements and accompanying notes. In the opinion of management, all adjustments necessary for a fair statement of our financial position and operating results for such periods and as of such dates have been included.

Forward-Looking Statements
This Quarterly Report on Form 10-Q and any documents incorporated by reference herein or therein include forward-looking statements within the meaning of federal securities laws. Forward-looking statements include statements that may relate to our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs and other information that is not historical information. Forward-looking statements can often be identified by the use of terminology such as "subject to," "believe," "anticipate," "plan," "expect," "intend," "estimate," "project," "may," "will," "should," "would," "could," "can," the negatives thereof, variations thereon and similar expressions, or by discussions of strategy
All forward-looking statements, including, without limitation, our examination of historical operating trends, are based upon our current expectations and various assumptions. We believe there is a reasonable basis for our expectations and beliefs, but they are inherently uncertain and subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. A detailed discussion of risk and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section titled “Risk Factors” in our 2018 10-K.
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
Business Overview
GNC is a global health and wellness brand with a diversified, omni-channel business. Our assortment of performance and nutritional supplements, vitamins, herbs and greens, health and beauty, food and drink and other general merchandise features innovative private-label products as well as nationally recognized third-party brands, many of which are exclusive to GNC. We derive our revenues principally from company-owned retail locations, domestic and international franchise activities, e-commerce, and corporate partnerships. We have approximately 8,200 locations in approximately 50 countries.
We believe the competitive strengths that position us as a leader in the specialty nutritional supplement space include our: well-recognized brand; stable base of long-term customers; geographically diverse store base; vertically integrated operations and differentiated service model designed to enhance the customer experience.
Our Current Strategy
Key elements of our business strategy are detailed below:

•
Leading brand of nutritional supplements. GNC has been in business for more than 80 years and the Company is built on a core foundation as a brand builder of high-quality nutritional supplements. Based on our worldwide network of approximately 8,200 locations and our online channels, we are a leading global brand of health, wellness and performance products.

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

•
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

We believe our sector-leading innovation capability is a significant competitive advantage. Our strategic partnership with International Vitamin Corporation ("IVC") will allow us to further focus on innovation while IVC drives increased efficiencies in manufacturing. Refer to Item 1, "Financial Statements, "Note 6, "Equity Method Investments" for more information. GNC has demonstrated strength in developing unique, branded, and scientifically verified products and has a long history of delivering new ingredients and reformulations. We directly employ scientists, nutritionists, formulators, chemists, engineers and quality control experts and have access to a wide range of world-class medical research facilities and consultants.

•
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

•
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

•
International growth. We see opportunity to expand internationally within the large global supplement market which is expected to continue to grow. In particular, our partnership with Harbin Pharmaceutical Group Co., Ltd ("Harbin") allows us to further expand our business in China. Harbin’s expertise in distribution and regulation is the ideal match for our highly valued brand and assortment of products in the China market. Refer to Item 1, "Financial Statements, "Note 6, "Equity Method Investments" for more information.

•
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

Key Performance Indicators
The primary key performance indicators that senior management focus on include revenue and operating income for each segment, which are discussed in detail within the section titled "Results of Operations", as well as same store sales growth.
The table below presents the key components of U.S Company-owned same store sales:

	Three months ended March 31,
	2019	2018
Contribution to same store sales
Domestic Retail same store sales	(1.9)%	(1.2)%
GNC.com contribution to same store sales	0.3%	1.7%
Total Same Store Sales	(1.6)%	0.5%
Same store sales include point-of-sale retail sales from all our company-owned domestic stores which have been operating for twelve full months following the opening day and retail sales from GNC.com. We are an omni-channel retailer with capabilities that allow a customer to use more than one channel when making a purchase, including in-store and e-commerce channels, which include our wholly-owned website GNC.com and third-party websites, including Amazon (the sales from which are included in the GNC.com business unit) where product assortment and price are controlled by us, in which purchases are fulfilled by direct shipment to the customer from one of our distribution facilities or from third-party e-commerce vendors. In-store sales are reduced by sales originally consummated online or through mobile devices and subsequently returned in-store. Sales of membership programs, including the PRO Access loyalty program and the net change in the deferred points liability associated with the myGNC Rewards program, are excluded from same store sales.
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
Non-GAAP Measures
We have included non-GAAP financial measures below, which have been adjusted to exclude the impact of certain transactions because we believe such measures represent an effective supplemental means by which to measure our operating performance. We believe that (i) net (loss) income, (ii) diluted earnings per share, and (iii)

EBITDA, each on an as adjusted basis to exclude certain prior year items, are useful metrics to investors and enable management and our investors to evaluate and compare our results from operations in a more meaningful and consistent manner by excluding specific items that are not reflective of ongoing operating results. However, these metrics are not a measurement of our operating performance under GAAP and should not be considered as an alternative to earnings per share, net (loss) income, or any other performance measures derived in accordance with GAAP, or as an alternative to GAAP cash flow from operating activities, or as a measure of our profitability or liquidity.
Reconciliation of Net (Loss) Income and Diluted EPS to Adjusted Net Income and Adjusted EPS
(in thousands, except per share data)

	Three months ended March 31,
	2019		2018
	Net (Loss) Income	Diluted EPS (1)	Net Income	Diluted EPS
	(unaudited)
Reported	$(15,262)	$(0.23)	$6,190	$0.07
Loss on debt refinancing	—	—	16,740	0.20
Amortization of discount in connection with early debt payment	3,119	0.02	—	—
Loss on net asset exchange for equity method investments	19,514	0.15	—	—
Loss on forward contract related to the issuance of convertible preferred stock	16,787	0.13	—	—
Other (2)	713	0.01	808	0.01
Tax effect of items above (3)	(5,837)	(0.05)	(3,654)	(0.04)
Adjusted	$19,034	$0.15	$20,084	$0.24

Weighted average diluted common shares outstanding	126,628		83,368

Reconciliation of Net (Loss) Income to Adjusted EBITDA
(in thousands)

	Three months ended March 31,
	2019	2018
	(unaudited)
Net (loss) income	$(15,262)	$6,190
Income tax expense	1,956	1,686
Interest expense, net	32,956	21,773
Equity income from equity method investments	(955)	—
Loss on debt refinancing	—	16,740
Depreciation and amortization	10,190	12,105
Loss on net asset exchange for equity method investments	19,514	—
Loss on forward contracts related to the issuance of convertible preferred stock	16,787	—
Other (2)	713	808
Adjusted EBITDA	$65,899	$59,302

(1) The Company applies the if-converted method to calculate the dilution impact of the convertible senior notes and the convertible preferred stock. For the reported diluted EPS calculation for the three months ended March 31, 2019, the underlying shares of the convertible preferred stock and the convertible senior notes are anti-dilutive. For the adjusted diluted EPS calculation for the three months ended March 31, 2019, the underlying shares of the convertible preferred stock are dilutive and the convertible senior notes are anti-dilutive. Additionally, the reported diluted EPS calculation for the first quarter of 2019 includes the cumulative undeclared dividends of approximately $3.7 million within reported net income. As a result, amounts in the 2019 Diluted EPS column do not sum.

(2) 2019 includes $0.7 million retention and an immaterial refranchising gain. 2018 included $0.8 million retention. The retention expense recognized in 2019 and 2018 relates to an incentive program to retain senior executives and certain other key personnel below the executive level who are critical to the execution and success of the Company's strategy. The total amount awarded was approximately $10 million, of which $1 million was forfeited, which vests in four installments of 25% each over two years. Vesting dates are on November 2018, February 2019, August 2019 and February 2020.

(3) For the three months ended March 31, 2019, the Company utilized a blended federal rate plus a net state rate that excluding the impact of certain state NOL's, state credits and valuation allowance. Additionally, the loss on forward contracts related to the issuance of convertible preferred stock had no tax impact. The Company utilized an annual effective tax rate in 2018, adjusted to exclude discrete items and the tax impact of loss on debt financing.

Results of Operations
(Calculated as a percentage of consolidated revenue unless indicated otherwise)

	Three months ended March 31,
	2019	2018
Revenues:
U.S. and Canada	86.6%	84.3%
International	7.3%	6.6%
Manufacturing / Wholesale:
Intersegment revenues	6.3%	10.6%
Third party	6.1%	9.1%
Subtotal Manufacturing / Wholesale	12.4%	19.7%
Elimination of intersegment revenue	(6.3)%	(10.6)%
Total net revenues	100.0%	100.0%
Operating expenses:
Cost of sales, including warehousing, distribution and occupancy	64.0%	65.9%
Gross profit	36.0%	34.1%
Selling, general and administrative	26.3%	26.5%
Loss on net asset exchange for the formation of the joint ventures	3.5%	—%
Other income, net	—%	—%
Total operating expenses	93.8%	92.4%
Operating income:
U.S. and Canada (*)	10.7%	8.5%
International (*)	34.3%	36.1%
Manufacturing / Wholesale (*)	21.9%	12.5%
Unallocated corporate costs and other
Corporate costs	(4.6)%	(4.4)%
Loss on net asset exchange for the formation of the joint ventures	(3.5)%	—%
Other	—%	—%
Subtotal unallocated corporate, loss on net asset exchange and other costs	(8.1)%	(4.4)%
Total operating income	6.3%	7.7%
Interest expense, net	5.8%	3.6%
Loss on debt refinancing	—%	2.8%
Loss on forward contracts for the issuance of convertible preferred stock	3.0%	—%
(Loss) income before income taxes	(2.5)%	1.3%
Income tax expense	0.3%	0.3%
Net (loss) income before equity income from equity method investments	(2.8)%	1.0%
Equity income from equity method investments	0.2%	—%
Net (loss) income	(2.6)%	1.0%

(*) Calculated as a percentage of segment revenue.

The following table summarizes the number of our locations for the periods indicated:

	Three months ended March 31,
	2019	2018
U.S. & Canada
Company-owned(a):
Beginning of period balance	3,206	3,423
Openings	5	5
Acquired franchise locations(b)	6	6
Franchise conversions(c)	(1)	—
Closings	(87)	(49)
End of period balance	3,129	3,385
Domestic Franchise:
Beginning of period balance	1,037	1,099
Openings	3	5
Acquired franchise locations(b)	(6)	(6)
Franchise conversions(c)	1	—
Closings	(17)	(15)
End of period balance	1,018	1,083
International(d):
Beginning of period balance	1,957	2,015
Openings	24	16
Closings	(24)	(22)
China locations contributed to the partnership with Harbin	(5)	—
End of period balance	1,952	2,009
Store-within-a-store (Rite Aid):
Beginning of period balance	2,183	2,418
Openings	11	16
Closings	(85)	(6)
End of period balance	2,109	2,428
Total Locations	8,208	8,905
_______________________________________________________________________________
(a) Includes Canada.
(b) Stores that were acquired from franchisees and subsequently converted into company-owned stores.
(c) Company-owned store locations sold to franchisees.
(d) Includes franchise locations in approximately 50 countries (including distribution centers where sales are made and store-within-a-store) and company-owned stores located in Ireland. Prior year also includes company-owned locations in China.
.

Comparison of the Three Months Ended March 31, 2019 (current quarter) and 2018 (prior year quarter)
Revenues
Our consolidated net revenues decreased $42.7 million, or 7.0%, to $564.8 million for the three months ended March 31, 2019 compared with $607.5 million for the same period in 2018. The decrease in revenue was primarily a result of the transfer of the Nutra manufacturing and China e-commerce businesses to the newly formed joint ventures and the closure of company-owned stores from our store portfolio optimization strategy.
U.S. and Canada.  Revenues in our U.S. and Canada segment decreased $23.2 million, or 4.5%, to $489.2 million for the three months ended March 31, 2019 compared with $512.4 million in the prior year quarter. The $23.2 million decrease in revenue in the current quarter as compared with the prior year quarter was primarily due to the following:

•
The decrease in the number of corporate stores from 3,385 at March 31, 2018 to 3,129 at March 31, 2019 from our store portfolio optimization strategy contributed an approximate $14 million decrease to revenue;

•
A decrease in U.S. company-owned same store sales of 1.6%, which includes GNC.com sales, which resulted in a $6.2 million decrease to revenue. GNC.com contributed an increase of 0.3% to the same store sales. E-commerce sales were 7.4% of U.S. and Canada revenue in the current quarter compared with 7.1% in the prior year quarter; and

•	A decrease in Canada company-owned stores revenue of $2.8 million primarily due to a decrease in same store sales of 4.1%
International. Revenues in our International segment increased $0.8 million, or 2.1%, to $40.9 million in the current quarter compared with $40.1 million in the prior year quarter. Revenue from our international franchisees increased $4.6 million in the current quarter compared to the prior year quarter primarily due to strong performance from franchisees in Singapore and South Korea. Revenue from our China business decreased by $3.4 million to $4.5 million in the current quarter compared with the prior year mostly due to the transfer of the cross-border e-commerce China business to the newly formed joint venture effective February 13, 2019.
Manufacturing / Wholesale. Revenues in our Manufacturing / Wholesale segment, excluding intersegment sales, decreased $20.4 million, or 37.0%, to $34.7 million for the three months ended March 31, 2019 compared with $55.1 million in the prior year. Third-party contract manufacturing sales decreased $16.9 million, or 51.8%, to $15.8 million for the three months ended March 31, 2019 compared with $32.7 million in the prior year quarter primarily due to the transaction with IVC for the newly formed manufacturing joint venture effective March 1, 2019. Sales to our wholesale partners decreased $3.4 million, or 15.4% from $22.3 million in the prior year quarter to $18.9 million in the current quarter primarily due to the termination of the consignment agreement with Rite Aid in the fourth quarter of 2018. Additionally, intersegment sales decreased $29.2 million from $64.7 million in the prior year quarter to $35.5 million in the current quarter due to the transaction with IVC for the newly formed manufacturing joint venture effective March 1, 2019.
Cost of Sales and Gross Profit
Cost of sales, which includes product costs, warehousing, distribution and occupancy costs decreased $39.0 million to $361.7 million for the three months ended March 31, 2019 compared with $400.7 million in the prior year quarter. Gross profit decreased $3.8 million from $206.9 million in the prior year quarter to $203.1 million in the current quarter, but increased as a percentage of revenue, from 34.1% for the quarter ended March 31, 2018 to 36.0% in the current quarter. The increase in gross profit rate was due to lower occupancy expense as a result of the adoption of the new lease standard, savings from store closures associated with the store optimization program and rent reductions.
Selling, General and Administrative (“SG&A”) Expense
SG&A expense, including compensation and related benefits, advertising and other expenses, decreased $12.4 million, or 7.7%, from $160.7 million in the prior year quarter to $148.3 million in the current quarter. SG&A expense, as a percentage of revenue, was 26.3% and 26.5% for the three months ended March 31, 2019 and 2018, respectively. The decrease in SG&A expense as a percentage of revenue was primarily driven by more normalized marketing expense and partially offset by higher salaries and benefits as a percent of revenue.
Other Income, net
Other income, net, of $0.2 million in the current quarter and prior year quarter, included foreign currency gains.

Operating Income
As a result of the foregoing, consolidated operating income decreased $10.9 million, or 23.5%, to $35.5 million for the three months ended March 31, 2019 compared with $46.4 million in the prior year quarter, and as a percentage of revenue, was 6.3% and 7.7% for the three months ended March 31, 2019 and 2018. The decrease was due to a $19.5 million loss on the exchange of net assets for the newly formed joint ventures recognized in the first quarter of 2019.
U.S. and Canada. Operating income increased $8.6 million to $52.1 million for the three months ended March 31, 2019 compared with $43.5 million for the same period in 2018. Operating income as a percentage of segment revenue was 10.7% in the current quarter compared with 8.5% in the prior year quarter. The increase in operating income as a percentage of segment revenue was primarily due to lower occupancy and marketing costs, partially offset by a decrease in product margin rate.
International. Operating income decreased $0.4 million, or 2.9%, to $14.1 million for the three months ended March 31, 2019 compared with $14.5 million in the prior year quarter. Operating income was 34.3% of segment revenue in the current quarter compared with 36.1% in the prior year quarter. The decrease in operating income as a percentage of segment revenue was primarily due to lower margin rate driven by a change in revenue mix.
Manufacturing / Wholesale. Operating income increased $0.3 million, or 2.5%, to $15.3 million for the three months ended March 31, 2019 compared with $15.0 million in the prior year quarter.  Operating income as a percentage of segment revenue increased from12.5% in the prior year quarter to 21.9% in the current quarter primarily due to a decrease in revenues as a result of the Manufacturing JV. Although revenue decreased, the operating income reduction was minimal as GNC continues to recognize margin on product sold in March, but purchased prior to the formation of the joint venture. The remaining increase in operating income is the result of an increase in GNC brand sales.
Corporate costs. Corporate costs decreased $0.2 million to $26.3 million for the three months ended March 31, 2019 compared with $26.5 million in the prior year quarter.
Loss on net asset exchange for the formation of the joint ventures. We contributed our China business in exchange for 35% equity interest each of the new HK JV and China JV. In addition, we contributed our Nutra manufacturing and Anderson facility net assets to the Manufacturing JV in exchange for $101 million and an initial 43% equity interest in the Manufacturing JV during the three months ended March 31, 2019. As a result, we recognized a pre-tax loss of $19.5 million.
Interest Expense, net
Interest expense was $33.0 million in the three months ended March 31, 2019 compared with $21.8 million in the three months ended March 31, 2018 primarily due to higher interest rate in the current quarter on the Tranche B-2 and the FILO Term Loan in connection with the debt refinancing and the amortization of original issuance discount in connection with the early payment on Tranche B-2 Term Loan.
Loss on Debt Refinancing
In connection with the refinancing of the Senior Credit Facility in the three months ended March 31, 2018, we recorded a loss of $16.7 million, which primarily includes third-party fees relating to the Tranche B-2 Term Loan and the FILO Term Loan.
Loss on Forward Contracts for the Issuance of Convertible Preferred Stock
A loss of $16.8 million was recorded in the three months ended March 31, 2018 for the change in fair value of the forward contracts related to the issuance of convertible preferred stock. Refer to Note 10, "Mezzanine Equity" for more information.
Income Tax Expense
We recognized $2.0 million of income tax expense during the three months ended March 31, 2019 compared with $1.7 million for the same period in 2018.

Income from Equity Method Investments
In connection with the formation of the HK JV and Manufacturing JV in the first quarter of 2019, we recognize 35% and 43% of the joint ventures' net income, respectively. We recognized $0.9 million equity income from the manufacturing joint venture and an immaterial equity income from the HK JV during the three months ended March 31, 2019.
Net (Loss) Income
As a result of the foregoing, consolidated net income decreased $21.5 million to a net loss of $15.3 million for the three months ended March 31, 2019 compared with net income of $6.2 million for the same period in 2018.
Diluted (Loss) Earnings Per Share
Diluted loss per share was $0.23 for the three months ended March 31, 2019 compared with diluted earnings per share of $0.07 for the same period in 2018.
Liquidity and Capital Resources
As of March 31, 2019, we had $74.2 million available under the Revolving Credit Facility, after giving effect to $6.2 million utilized to secure letters of credit and $0.6 million reduction to borrowing ability as a result of decrease in net collateral.  Our ability to make scheduled payments of principal on, to pay interest on or to refinance our debt and to satisfy our other debt obligations will depend on our future operating performance, which will be affected by general economic, financial and other factors beyond our control. We expect to make an excess cash flow payment between $25 million and $35 million at 50% with respect to the year ending December 31, 2019, which is expected to be paid in the second quarter of 2020.
We currently anticipate that cash generated from operations, together with amounts available under the Revolving Credit Facility, will be sufficient to service our debt (including the expected excess cash flow payment), meet our operating expenses and fund capital expenditures over the next 12 months. If all outstanding amounts under the convertible senior notes ("Notes") in excess of $50.0 million have not been repaid, refinanced, converted or effectively discharged prior to May 2020 ("Springing Maturity Date"), the maturity date of the Tranche B-2 becomes the Springing Maturity Date, subject to certain adjustments. In the event that a refinancing does not occur before the Springing Maturity Date, management believes that the Company will have the ability to repay $138.6 million of the Notes with projected cash on hand and the Revolving Credit Facility. We are currently in compliance with our debt covenant reporting and compliance obligations under our Credit Facilities and expect to remain in compliance during 2019.
Cash Provided by Operating Activities
Cash provided by operating activities increased by $43.6 million from $25.1 million for the three months ended March 31, 2018 to $68.7 million for the three months ended March 31, 2019 due to favorable working capital changes primarily due to an increase in accounts payable as a result of the Company's cash management efforts and the increase in accounts payable related to the establishment of the Manufacturing JV.
Cash Used in Investing Activities
Cash provided by investing activities was $85.6 million for the three months ended March 31, 2019 compared with cash used in investing activities of $3.4 million for the same period in 2018 primarily due to the $101 million cash proceeds received from IVC in exchange for 57% ownership in the Manufacturing JV. In addition, we made a capital contribution of $10.7 million to the Manufacturing JV for our share of short-term working capital needs and contributed $2.4 million cash from our China business to the China joint ventures. Capital expenditures for the three months ended March 31, 2019 was $3.0 million compared with $3.7 million for the same period in 2018.
We expect capital expenditures to be approximately $20 to $30 million in 2019, which includes investments for store development, IT infrastructure and maintenance. We anticipate funding our 2019 capital requirements with cash flows from operations and, if necessary, borrowings under the Revolving Credit Facility.

Cash Used in Financing Activities
For the three months ended March 31, 2019, cash used in financing activities was $84.4 million, primarily consisting of $147 million in payments on the Tranche B-1 Term Loan, $114 million in payments on the Tranche B-2 Term Loan, a $10.4 million original issuance discount (“OID”) paid to the Tranche B-2 Term Loan lender at 2% of the outstanding balance, and $12.6 million in fees paid for the issuance of convertible preferred stock, partially offset by approximately $200 million of proceeds from the issuance of convertible preferred stock.
For the three months ended March 31, 2018, cash used in financing activities was $32.0 million, primarily consisting of $35.2 million in an OID paid to lenders and fees associated with our new Revolving Credit Facility associated with the debt refinancing and we made $11.8 million in amortization payments on our term loan balances, partially offset by net borrowings under the Revolving Credit Facility of $17.5 million.
Contractual Obligations
There have been no material changes in our contractual obligations as disclosed in the 2018 10-K.
Critical Accounting Estimates
We adopted ASU 2016-02, Leases, during the first quarter of fiscal 2019 and elected the optional transition relief amendment that allows for a cumulative-effect adjustment in the period of adoption and did not restate prior periods. We revised our accounting policy on leases in conjunction with the adoption of the new lease standard. Refer to Item 1, "Financial Statements,"Note 2, "Basis of Presentation" for more information.
In February 2019, we contributed our China business in exchange for 35% ownership of each of the newly formed joint ventures (the “HK JV” and the "China JV"). In March 2019, we received $101 million from IVC and contributed the net assets of the Nutra manufacturing and Anderson facilities in exchange for an initial 43% equity interest in a newly formed joint venture (the “Manufacturing JV”). Our interest in the joint ventures are accounted for as equity method investments. Refer to Item 1, "Financial Statements,"Note 6, "Equity Method Investments" for more information. The equity method is applied in situations where we have the ability to exercise significant influence, but not control, over the management decisions of the joint ventures. We evaluate the equity investments for impairment whenever events or changes in circumstances indicate that the carrying value of an investment is not recoverable. A significant amount of judgment is involved in determining whether an indicator of impairment has occurred. Factors that may trigger an impairment review include significant, sustained declines in an investee's revenue, earnings, and cash flow trends; adverse market conditions; the investee's ability to continue operations measures by several items, including liquidity; and other factors. Once an impairment indicator is identified, we use considerable judgment to determine if the impairment is other than temporary, in which case the equity investment is written down to its estimated fair value. An impairment that is other than temporary could significantly and adversely impact reported results of operations.
Except as discussed above, there have been no material changes to the application of critical accounting policies and significant judgments and estimates as disclosed in our 2018 10-K.
Recent Accounting Pronouncements
Refer to Item 1, "Financial Statements," Note 2, "Basis of Presentation," which is incorporated herein by reference.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
There have been no significant changes to our market risk since December 31, 2018. For a discussion of our exposure to market risk, refer to Part II, Item 7A "Quantitative and Qualitative Disclosures About Market Risk" of our 2018 10-K.
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act has been appropriately recorded, processed, summarized and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our CEO and CFO have concluded that, as of March 31, 2019, our disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2019, we implemented a new lease management and accounting system and updated our processes and internal controls in conjunction with the adoption of the new lease accounting standard, ASU 2016-02, Leases, effective January 1, 2019. We have also updated our processes and internal controls in connection with the formation of the newly formed joint ventures during the three months ended March 31, 2019. These implementations resulted in a material change in a component of our internal control over financial reporting and were not made in response to a deficiency in internal controls.
Except as discussed above, there are no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ending March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
DMAA/Aegeline Claims.   As disclosed in prior Annual Reports on Form 10-K and Quarterly Reports on Forms 10-Q, prior to December 2013, we sold products manufactured by third parties that contained derivatives from geranium known as 1.3-dimethylpentylamine/ dimethylamylamine/ 13-dimethylamylamine, or "DMAA," which were recalled from our stores in November 2013, and/or Aegeline, a compound extracted from bael trees. As of March 31, 2019, individuals (on their own behalf or on behalf of minors or estates have filed 27 personal injury lawsuits involving products containing DMAA and/or Aegeline, where we (or one of our wholly-owned subsidiaries) along with the third-party vendor, have been named as parties:

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
The majority of these matters are currently stayed pending final resolution. One matter is scheduled for trial in June 2019.
We are contractually entitled to indemnification by our third-party vendor with regard to these matters, although our ability to obtain full recovery in respect of any such claims against us is dependent upon the creditworthiness of our vendor and/or its insurance coverage and the absence of any significant defenses available to its insurer.
Other Legal Proceedings.    For additional information regarding certain legal proceedings to which we are a party, see Item 1 "Financial Statements" Note 9, "Contingencies."
Item 1A.   Risk Factors
There have been no material changes to the disclosures relating to this item from those set forth under Part I, Item 1A “Risk Factors” in the 2018 10-K.
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table sets forth information regarding Holdings’ purchases of shares of common stock during the quarter ended March 31, 2019:

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs

January 1 to January 31, 2019	—	$—	—	$197,795,011
February 1 to February 28, 2019	—	$—	—	$197,795,011
March 1 to March 31, 2019	—	$—	—	$197,795,011
Total	—	$—	—

(1)	Other than as set forth in the table above, we made no purchases of shares of Class A common stock for the quarter ended March 31, 2019.

(2)
In August 2015, the Board approved a $500.0 million multi-year repurchase program in addition to the $500.0 million multi-year program approved in August 2014, bringing the aggregate share repurchase program to $1.0 billion of the Company’s common stock. The Company has utilized $802.2 million of the current repurchase program. As of March 31, 2019, $197.8 million remains available for purchase under the program.

Item 3.   Defaults Upon Senior Securities
None.

Item 4.   Mine Safety Disclosures
Not applicable.
Item 5.  Other Information
None.

Item 6.   Exhibits

Exhibit
No.	Description
10.1	Amended and Restated Stockholders Agreement, dated February 13, 2019 (Incorporated by reference to Exhibit 10.1 of Form 8-K filed February 13, 2019 (File No. 001-35113))
10.2	Amendment to the Master Reorganization and Subscription Agreement, dated February 13, 2019 (Incorporated by reference to Exhibit 10.2 of Form 8-K filed February 13, 2019 (File No. 001-35113))
10.3
Master Transaction Agreement, dated March 1, 2019, by and among GNC Holdings, Inc., General Nutrition Corporation, GNC Newco Parent, LLC, Nutra Manufacturing, LLC, IVL, LLC, IVL Holding, LLC and International Vitamin Corporation (Incorporated by reference to Exhibit 10.1 of Form 8-K filed March 7, 2019 (File No. 001-35113))

10.4
Amended and Restated Limited Liability Company Agreement of Nutra Manufacturing, LLC, dated March 1, 2019, by and among GNC Newco Parent, LLC, Nutra Manufacturing, LLC, and IVL, LLC, (Incorporated by reference to Exhibit 10.2 of Form 8-K filed March 7, 2019 (File No. 001-35113))

10.5
Product Supply Agreement, dated March 1, 2019, by and between GNC Supply Purchaser, LLC and Nutra Manufacturing, LLC (Incorporated by reference to Exhibit 10.3 of Form 8-K filed March 7, 2019 (File No. 001-35113))

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the persons undersigned thereunto duly authorized.

GNC HOLDINGS, INC.
(Registrant)

/s/ Tricia K. Tolivar
Date: May 2, 2019	Tricia K. Tolivar
Chief Financial Officer
(Principal Financial Officer)