Form 10-Q
period 2019-06-30
GNC HOLDINGS, INC.
filed 2019-07-22
CIK 1502034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	June 30, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number:  001-35113
 GNC Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware		20-8536244
(State or other jurisdiction of		(I.R.S. Employer
Incorporation or organization)		Identification No.)

300 Sixth Avenue		15222
Pittsburgh,	Pennsylvania	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code:  (412) 288-4600
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A common stock, par value $0.001 per share	GNC	New York Stock Exchange

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                  ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).                             ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act:

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
☐ Yes ☒ No

As of July 18, 2019, there were 84,580,537 outstanding shares of Class A common stock, par value $0.001 per share (the “common stock”), of GNC Holdings, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GNC HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(unaudited)
(in thousands)

	June 30, 2019	December 31, 2018
Current assets:
Cash and cash equivalents	$95,893	$67,224
Receivables, net	110,996	127,317
Inventory (Note 4)	405,426	465,572
Forward contracts for the issuance of convertible preferred stock	—	88,942
Prepaid and other current assets	15,746	55,109
Total current assets	628,061	804,164
Long-term assets:
Goodwill	79,266	140,764
Brand name	300,720	300,720
Other intangible assets, net	74,128	92,727
Property, plant and equipment, net	91,966	155,095
Right-of-use assets (Note 8)	379,954	—
Equity method investments (Note 6)	99,709	—
Other long-term assets	34,403	34,380
Total long-term assets	1,060,146	723,686
Total assets	$1,688,207	$1,527,850
Current liabilities:
Accounts payable	$144,726	$148,782
Current portion of long-term debt (Note 5)	—	158,756
Current lease liabilities (Note 8)	113,919	—
Deferred revenue and other current liabilities	104,502	120,169
Total current liabilities	363,147	427,707
Long-term liabilities:
Long-term debt (Note 5)	854,740	993,566
Deferred income taxes	13,929	39,834
Lease liabilities (Note 8)	373,219	—
Other long-term liabilities	45,629	82,249
Total long-term liabilities	1,287,517	1,115,649
Total liabilities	1,650,664	1,543,356
Contingencies (Note 9)

Mezzanine equity:
Convertible preferred stock (Note 10)	211,395	98,804

Stockholders’ deficit:
Common stock	130	130
Additional paid-in capital	1,010,591	1,007,827
Retained earnings	554,497	613,637
Treasury stock, at cost	(1,725,349)	(1,725,349)
Accumulated other comprehensive loss	(13,721)	(10,555)
Total stockholders’ deficit	(173,852)	(114,310)
Total liabilities, mezzanine equity and stockholders’ deficit	$1,688,207	$1,527,850

The accompanying notes are an integral part of the Consolidated Financial Statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(unaudited)
(in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

Revenue (Note 3)	$533,997	$617,944	$1,098,760	$1,225,477
Cost of sales, including warehousing, distribution and occupancy	340,253	410,209	701,925	810,868
Gross profit	193,744	207,735	396,835	414,609
Selling, general, and administrative	143,840	158,531	292,143	319,261
Loss on net asset exchange for the formation of the joint ventures (Note 6)	1,779	—	21,293	—
Other (income) loss, net	(593)	320	(801)	75
Operating income	48,718	48,884	84,200	95,273
Interest expense, net (Note 5)	24,964	32,943	57,920	54,716
Gain on convertible debt repurchase	(3,214)	—	(3,214)	—
Loss on forward contracts for the issuance of convertible preferred stock	—	—	16,787	—
Loss on debt refinancing	—	—	—	16,740
Income before income taxes	26,968	15,941	12,707	23,817
Income tax expense (Note 13)	13,030	2,600	14,986	4,286
Income (loss) before income from equity method investments	13,938	13,341	(2,279)	19,531
Income from equity method investments (Note 6)	2,120	—	3,075	—
Net income	$16,058	$13,341	$796	$19,531
Earnings (loss) per share (Note 11):
Basic	$0.13	$0.16	$(0.09)	$0.23
Diluted	$0.11	$0.16	$(0.09)	$0.23
Weighted average common shares outstanding (Note 11):
Basic	83,663	83,332	83,587	83,282
Diluted	140,942	83,409	83,587	83,389

The accompanying notes are an integral part of the Consolidated Financial Statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

Net income	$16,058	$13,341	$796	$19,531
Other comprehensive loss:
Net change in interest rate swaps:
Periodic revaluation of interest rate swap, net of tax(1)	(2,830)	(1,290)	(4,295)	(1,290)
Reclassification adjustment for interest recognized in Consolidated Statement of Operations, net of tax(2)	268	128	504	128
Net change in unrecognized loss on interest rate swaps, net of tax	(2,562)	(1,162)	(3,791)	(1,162)
Foreign currency translation gain (loss)	186	(950)	625	(1,796)
Other comprehensive loss	(2,376)	(2,112)	(3,166)	(2,958)
Comprehensive income (loss)	$13,682	$11,229	$(2,370)	$16,573

(1)
Net of tax of $1.3 million and $0.5 million, respectively, for the three months ended June 30, 2019 and 2018, and net of tax of $1.9 million and $0.5 million, respectively, for the six months ended June 30, 2019 and 2018.

(2)
Net of tax of $0.1 million and $0.0 million, respectively, for the three months ended June 30, 2019 and 2018, and net of tax of $0.2 million and $0.0 million, respectively, for the six months ended June 30, 2019 and 2018.

The accompanying notes are an integral part of the Consolidated Financial Statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Deficit
(unaudited)
(in thousands)

	Common Stock		Treasury Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
	Class A
	Shares	Dollars
Balance at December 31, 2018	83,886	$130	$(1,725,349)	$1,007,827	$613,637	$(10,555)	$(114,310)
Impact of the adoption of ASC 842	—	—	—	—	(59,936)	—	(59,936)
Comprehensive income	—	—	—	—	(15,262)	(790)	(16,052)
Restricted stock awards	121	—	—	—	—	—	—
Minimum tax withholding requirements	(41)	—	—	(120)	—	—	(120)
Stock-based compensation	—	—	—	1,334	—	—	1,334
Balance at March 31, 2019	83,966	$130	$(1,725,349)	$1,009,041	$538,439	$(11,345)	$(189,084)
Comprehensive income	—	—	—	—	16,058	(2,376)	13,682
Restricted stock awards	628	—	—	—	—	—	—
Minimum tax withholding requirements	(15)	—	—	(108)	—	—	(108)
Stock-based compensation	—	—	—	1,658	—	—	1,658
Balance at June 30, 2019	84,579	$130	$(1,725,349)	$1,010,591	$554,497	$(13,721)	$(173,852)

Balance at December 31, 2017	83,567	$130	$(1,725,349)	$1,001,315	$543,814	$(5,831)	$(185,921)
Comprehensive income	—	—	—	—	6,190	(846)	5,344
Dividend forfeitures on restricted stock	—	—	—	—	42	—	42
Restricted stock awards	149	—	—	—	—	—	—
Minimum tax withholding requirements	(54)	—	—	(223)	—	—	(223)
Stock-based compensation	—	—	—	1,512	—	—	1,512
Balance at March 31, 2018	83,662	$130	$(1,725,349)	$1,002,604	$550,046	$(6,677)	$(179,246)
Comprehensive income	—	—	—	—	13,341	(2,112)	11,229
Restricted stock awards	229	—	—	—	—	—	—
Minimum tax withholding requirements	(3)	—	—	(3)	—	—	(3)
Stock-based compensation	—	—	—	1,962	—	—	1,962
Balance at June 30, 2018	83,888	$130	$(1,725,349)	$1,004,563	$563,387	$(8,789)	$(166,058)

The accompanying notes are an integral part of the Consolidated Financial Statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six months ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$796	$19,531
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	18,704	24,106
Income from equity method investments	(3,075)	—
Amortization of debt costs	12,364	9,025
Stock-based compensation	2,992	3,474
Loss on forward contracts related to the issuance of convertible preferred stock	16,787	—
Loss on net asset exchange for the formation of the joint ventures	21,293	—
Gain on convertible notes repurchase	(3,214)	—
Gains on refranchising	(398)	(208)
Loss on debt refinancing	—	16,740
Third-party fees associated with refinancing	—	(16,322)
Changes in assets and liabilities:
(Increase) decrease in receivables	(4,400)	2,112
Increase in inventory	(706)	(9,201)
(Increase) decrease in prepaid and other current assets	874	(3,175)
Increase in accounts payable	24,886	6,751
Decrease in deferred revenue and accrued liabilities	(6,081)	(1,017)
Decrease in net lease liabilities	(18,556)	—
Other operating activities	3,057	(2,674)
Net cash provided by operating activities	65,323	49,142

Cash flows from investing activities:
Capital expenditures	(6,460)	(8,333)
Refranchising proceeds	1,710	1,175
Store acquisition costs	(190)	(118)
Proceeds from net asset exchange	101,000	—
Capital contribution to the newly formed joint ventures	(13,079)	—
Net cash provided by (used in) investing activities	82,981	(7,276)

Cash flows from financing activities:
Borrowings under revolving credit facility	22,000	104,000
Payments on revolving credit facility	(22,000)	(104,000)
Proceeds from the issuance of convertible preferred stock	199,950	—
Payments on Tranche B-1 Term Loan	(147,312)	(2,275)
Payments on Tranche B-2 Term Loan	(123,774)	(21,400)
Payments on convertible notes repurchase	(24,708)	—
Original issuance discount and revolving credit facility fees	(10,365)	(35,235)
Fees associated with the issuance of convertible preferred stock	(12,814)	(226)
Minimum tax withholding requirements	(228)	(3,014)
Net cash used in financing activities	(119,251)	(62,150)

Effect of exchange rate changes on cash and cash equivalents	(384)	(364)
Net increase (decrease) in cash and cash equivalents	28,669	(20,648)
Beginning balance, cash and cash equivalents	67,224	64,001
Ending balance, cash and cash equivalents	$95,893	$43,353

The accompanying notes are an integral part of the Consolidated Financial Statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES
Supplemental Cash Flow Information
(unaudited)

	As of June 30,
	2019	2018
Non-cash investing activities:	(in thousands)
Capital expenditures in current liabilities	$1,242	$1,120
Non-cash financing activities:
Original issuance discount (Note 5)	$—	$13,231

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
The Company's operations consist of purchasing raw materials, formulating and manufacturing products and selling the finished products through its three reportable segments, U.S. and Canada, International, and Manufacturing / Wholesale (refer to Note 12, "Segments" for more information). Corporate retail store operations are located in the United States, Canada, Puerto Rico and Ireland. In addition, the Company offers products on the internet through GNC.com and third-party websites. Franchise locations exist in the United States and approximately 50 other countries. Additionally, the Company licenses the use of its trademarks and trade names.
In February 2019, the Company entered into two joint ventures with Harbin Pharmaceutical Group Co., Ltd ("Harbin") to operate its e-commerce business in China (the "HK JV") and retail business in China (the "China JV"), which will accelerate its presence and maximize the Company's opportunities for growth in the Chinese supplement market. Under the terms of the agreement, the Company contributed its China business and retained 35% equity interest in the HK JV and China JV. In March 2019, the Company entered into a strategic joint venture with International Vitamin Corporation ("IVC") regarding the Company's manufacturing business (the "Manufacturing JV"), which enables the Company to increase its focus on product innovation while IVC manages manufacturing and integrates with the Company's supply chain thereby driving more efficient usage of capital. Under the terms of the agreement, the Company received $101 million and contributed its Nutra manufacturing and Anderson facility net assets in exchange for an initial 43% equity interest in the Manufacturing JV. Over the next four years, GNC expects to receive an additional $75 million from IVC, adjusted up or down based on the Manufacturing JV's future performance, as IVC’s ownership of the joint venture increases to 100%.
NOTE 2.  BASIS OF PRESENTATION
The accompanying unaudited Consolidated Financial Statements, which have been prepared in accordance with the applicable rules of the Securities and Exchange Commission ("SEC"), include all adjustments (of a normal and recurring nature) that management considers necessary to fairly state the Company's results of operations, financial position and cash flows. The December 31, 2018 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). These interim Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Footnotes included in the Company’s audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on March 13, 2019 (the "2018 10-K"). Interim results are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2019.
Recently Adopted Accounting Pronouncements

Adoption of the New Lease Standard

In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-02, which requires lessees to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments for all leases with a term greater than 12 months. This standard is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2018 and is required to be applied using a modified retrospective approach. In July 2018, the FASB issued ASU 2018-11, which provides companies with the option to apply the new lease standard either at the beginning of the earliest comparative period presented or in the period of adoption. The Company adopted ASU 2016-02 and its related amendments (collectively known as "ASC 842") during the first quarter of fiscal 2019 electing the optional transition relief amendment that allows for a cumulative-effect adjustment in the period of adoption and did not restate prior periods.  In transitioning to ASC 842, the Company elected to use the practical expedient package available under the guidance for leases that commenced before the effective date and did not elect to use hindsight. The Company has implemented a new lease management and accounting system and updated its processes and internal controls to comply with the new standard.

The Company leases substantially all of its retail stores in the U.S. and Canada segment, including most of the domestic franchise stores that are leased and subleased to franchisees, its distribution centers in the United States and retail stores in Ireland. In addition, the Company has leased office locations and vehicle and equipment leases to support our store and supply chain operations. All of the Company's leases are classified as operating leases.

The Company determines if a contract contains a lease at inception. The lease liabilities are recognized based on the present value of the future minimum lease payments over the term at the commencement date for leases exceeding 12 months. The lease agreements generally contain lease and non-lease components. Non-lease components primarily include payments for maintenance and utilities. The minimum lease payments include only fixed lease components, as well as any variable rate payments that depend on an index, initially measured using the index at the lease commencement date. Lease terms may include options to renew when it is reasonably certain that the Company will exercise an option. The Company estimates its incremental borrowing rate, which was estimated to approximate the interest rate on a collateralized basis with similar terms and payments for each lease, using a portfolio approach. The right-of-use assets recognized are initially equal to the lease liability, adjusted for any lease payments made on or before the commencement dates and lease incentives.

The Company recognized lease liabilities of $550.2 million on January 1, 2019. A right-of-use asset of $504.2 million was recognized based on the lease liability, adjusted for the reclassification of deferred rent of $53.3 million and prepaid rent of $7.3 million. Additionally, the Company recognized $79.8 million of right-of-use asset impairment charges related to certain of the Company's stores for which it was previously determined that the carrying value of the stores' assets were not recoverable. The right-of-use asset impairment charges were recorded as a reduction to January 1, 2019 (opening day) retained earnings, net of tax of $19.8 million. The new lease standard has no impact on the timing or classification of the Company's cash flows as reported in the Consolidated Statement of Cash Flows.

The lease liabilities for the operating leases are amortized using the effective interest method. The right-of-use asset is amortized by taking the difference between total rent expense recorded on straight-line basis and the lease liability amortization. When the right-of-use asset for an operating lease is impaired, lease expense is no longer recognized on a straight-line basis. For impaired leases, the Company continues to amortize the lease liability using the same effective interest method as before the impairment charge and the right-of-use asset is amortized on a straight-line basis.

Refer to Note 8 "Leases" for additional information.

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
U.S. and Canada Revenue
The following is a summary of revenue disaggregated by major source in the U.S. and Canada segment:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
U.S. company-owned product sales: (1)	(in thousands)
Protein	$77,160	$87,072	$157,345	$174,742
Performance supplements	73,083	73,100	147,824	148,716
Weight management	29,607	38,686	60,373	78,473
Vitamins	44,936	49,495	91,944	99,866
Herbs / Greens	15,536	16,945	31,391	33,103
Wellness	46,370	49,680	93,515	97,381
Health / Beauty	46,535	47,525	92,888	95,579
Food / Drink	26,259	28,709	54,483	54,069
General merchandise	5,519	5,878	12,318	12,940
Total U.S. company-owned product sales	$365,005	$397,090	$742,081	$794,869
Wholesale sales to franchisees	59,869	60,675	118,126	117,835
Royalties and franchise fees	8,175	8,532	16,647	17,280
Sublease income	10,498	11,633	21,474	23,398
Cooperative advertising and other franchise support fees	4,754	5,973	9,821	11,506
Other (2)	27,759	33,414	57,067	64,843
Total U.S. and Canada revenue	$476,060	$517,317	$965,216	$1,029,731

(1)	Includes e-commerce sales.

(2)	Includes revenue primarily related to operations in Canada and the loyalty programs, myGNC Rewards and PRO Access, as further discussed below.
International Revenues
The following is a summary of the revenue disaggregated by major source in the International reportable segment:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands)
Wholesale sales to franchisees	$27,019	$27,185	$52,456	$48,945
Royalties and franchise fees	6,332	6,576	12,319	13,197
Other (1)	6,097	14,874	15,596	26,558
Total International revenue	$39,448	$48,635	$80,371	$88,700

(1)
Includes revenue related to China operations prior to the transfer of the China business to the HK JV and China JV, which was effective February 13, 2019, wholesale sales to the HK JV and China JV, and revenue from company-owned locations in Ireland.

Manufacturing / Wholesale Revenue
The following is a summary of the revenue disaggregated by major source in the Manufacturing / Wholesale reportable segment:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands)
Third-party contract manufacturing(1)	$—	$30,580	$15,783	$63,302
Intersegment sales(1)	—	65,238	35,505	129,901
Wholesale partner sales	18,489	21,412	37,390	43,744
Total Manufacturing / Wholesale revenue	$18,489	$117,230	$88,678	$236,947

(1)
The decrease in third-party contract manufacturing and intersegment sales for the three and six months ended June 30, 2019 compared to the prior year period is due to the transfer of the Nutra manufacturing business to the newly formed Manufacturing JV effective March 1, 2019.

Revenue by Geography
The following is a summary of the revenue by geography:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Total revenues by geographic areas(1):	(in thousands)
United States	$510,762	$579,324	$1,048,805	$1,151,555
Foreign	23,235	38,620	49,955	73,922
Total revenues	$533,997	$617,944	$1,098,760	$1,225,477

(1)	Geographic areas are defined based on legal entity jurisdiction.
Balances from Contracts with Customers
Contract assets represent amounts related to the Company's contractual right to consideration for completed performance obligations not yet invoiced. As of December 31, 2018, the Company had contract assets of $25.5 million for specialty manufacturing recorded within prepaid and other current assets on the Consolidated Balance Sheet (with a corresponding reduction to inventory at cost). Due to the transfer of the Nutra manufacturing net assets to the Manufacturing JV on March 1, 2019, the Company had no contract assets on the Consolidated Balance Sheet as of June 30, 2019.

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

The following table presents changes in the Company’s contract liabilities:

	Six months ended June 30, 2019
	Balance at Beginning of Period	Recognition of revenue included in beginning balance	Contract liability, net of revenue, recognized during the period	Balance at the End of Period
	(in thousands)
Deferred franchise and license fees	$33,464	(5,533)	2,247	$30,178
PRO Access and loyalty program points	24,836	(18,093)	19,207	25,950
Gift card liability	3,416	(1,793)	343	1,966

As of June 30, 2019, the Company had deferred franchise fees with unsatisfied performance obligations extending throughout 2029 of $30.2 million, of which approximately $6.5 million is expected to be recognized over the next 12 months. The Company has elected to use the practical expedient allowed under the rules of adoption to not disclose the duration of the remaining unsatisfied performance obligations for contracts with an original expected length of one year or less.
NOTE 4.  INVENTORY
The net realizable value of inventory consisted of the following:

	June 30, 2019	December 31, 2018
	(in thousands)
Finished product ready for sale	$405,426	$416,113
Work-in-process, bulk product and raw materials(1)	—	46,520
Packaging supplies(1)	—	2,939
Inventory	$405,426	$465,572

(1)
The decrease in work-in-process, bulk product and raw materials and packaging supplies as of June 30, 2019 compared with December 31, 2018 is due to the transfer of the Nutra manufacturing net assets to the Manufacturing JV effective March 1, 2019.

NOTE 5.  LONG-TERM DEBT / INTEREST EXPENSE
Long-term debt consisted of the following:

	June 30, 2019	December 31, 2018
	(in thousands)
Tranche B-1 Term Loan	$—	$147,289
Tranche B-2 Term Loan (net of $9.9 million and $17.5 million discount)	438,517	554,760
FILO Term Loan (net of $9.6 million and $10.9 million discount)	265,450	264,086
Unpaid original issuance discount	—	11,445
Notes	151,346	175,504
Debt issuance costs	(573)	(762)
Total debt	854,740	1,152,322
Less: current debt	—	(158,756)
Long-term debt	$854,740	$993,566

On February 28, 2018, the Company amended and restated its Senior Credit Facility (the "Amendment", and the Senior Credit Facility as so amended, the "Term Loan Agreement"), which included an extension of the maturity date of a portion of the term loan from March 2019 to March 2021 (the "Tranche B-2 Term Loan"). The remaining term loan continued to have a maturity date of March 2019 ("the Tranche B-1 Term Loan"). In the event that all outstanding amounts under the convertible senior notes exceeding $50.0 million are not repaid, refinanced, converted or effectively discharged prior to May 2020 ("Springing Maturity Date"), the maturity date of the Tranche B-2 Term Loan will become the Springing Maturity Date, subject to certain adjustments. In connection with the debt refinancing, the Company recognized a loss of $16.7 million during the first quarter of 2018, which primarily included third-party fees. As of June 30, 2019, the Company had paid off the Tranche B-1 Term Loan and had $438.5 million outstanding under the Tranche B-2 Term Loan. The Company also entered into a new asset-based credit agreement (the "ABL Credit Agreement"), consisting of:

•
a $275.0 million asset-based Term Loan Facility advanced on a “first-in, last-out” basis (the "FILO Term Loan") with a maturity date of December 2022 (which maturity date will become May 2020, subject to certain adjustments, should the Springing Maturity Date be triggered); and

•
a $100 million asset-based Revolving Credit Facility (the "Revolving Credit Facility") with a maturity date of August 2022 (which maturity date will become May 2020, subject to certain adjustments, should the Springing Maturity Date be triggered). In connection with the contribution of the Nutra manufacturing and Anderson facility net assets to the manufacturing joint venture with IVC, the Revolving Credit Facility was reduced from $100 million to $81 million effective March 2019. As of June 30, 2019 there were no borrowings outstanding on the Revolving Credit Facility.

The Tranche B-2 Term Loan requires annual aggregate principal payments of at least $43 million and bears interest at a rate of, at the Company's option, LIBOR plus a margin of 8.75% per annum subject to change under certain circumstances (with a minimum and maximum margin of 8.25% and 9.25%, respectively, per annum), or prime plus a margin of 7.75% per annum subject to change under certain circumstances (with a minimum and maximum margin of 7.25% and 8.25%, respectively, per annum). Any mandatory repayments as defined in the credit agreement shall be applied to the remaining annual aggregate principal payments in direct order of maturity. As discussed in further detail below, in November 2018 the Company paid $100 million on the Tranche B-2 Term Loan and elected to use the payment to satisfy the scheduled amortization payments on the Term Loan Facility through December 2020. The Term Loan Agreement is secured by a (i) first lien on certain assets of the Company primarily consisting of capital stock issued by General Nutrition Centers, Inc. ("Centers") and its subsidiaries, intellectual property and equipment (“Term Priority Collateral”) and (ii) second lien on certain assets of the Company primarily consisting of inventory and accounts receivable (“ABL Priority Collateral”). The Term Loan Agreement is guaranteed by all material, wholly-owned domestic subsidiaries of the Company (the “U.S. Guarantors”) and by General Nutrition Centres Company, an unlimited liability company organized under the laws of Nova Scotia (together with the U.S. Guarantors, the “Guarantors”).
There are no scheduled amortization payments associated with the FILO Term Loan, which bears interest at a rate of LIBOR plus a margin of 7.00% per annum subject to decrease under certain circumstances (with a minimum possible interest rate of LIBOR plus a margin of 6.50% per annum). Outstanding borrowings under the Revolving Credit Facility bear interest at a rate of LIBOR plus 1.75% (subject to an increase or decrease of 0.25% based on the amount available to be drawn under the Revolving Credit Facility). The Company is also required to pay an annual fee to revolving lenders equal to a maximum of 2.0% (subject to adjustment based on the amount available to be drawn under the Revolving Credit Facility) on outstanding letters of credit and an annual commitment fee of 0.375% on the undrawn portion of the Revolving Credit Facility, which is subject to an increase to 0.5% based on the amount available to drawn under the Revolving Credit Facility. The FILO Term Loan and Revolving Credit Facility are secured by a (i) first lien on ABL Priority Collateral and (ii) second lien on Term Priority Collateral. The FILO Term Loan and Revolving Credit Facility are guaranteed by the Guarantors.
Under the Company’s Term Loan Agreement and ABL Credit Agreement (collectively, the "Credit Facilities"), the Company is required to make certain mandatory prepayments, including a requirement to prepay first the Tranche B-2 Term Loan (until repaid in full) and second the FILO Term Loan (until repaid in full, but only if such prepayment is permitted under the ABL Credit Agreement) in each case annually with amounts based on excess cash flow, as defined in the Company’s Credit Facilities, based on the results of the Company for the prior fiscal year. The payment will be 75% of excess cash flow for each such fiscal year, subject to a reduction to 50% based on the attainment of a certain Consolidated Net First Lien Leverage Ratio, and will be reduced by certain scheduled debt payment amounts. The Company made the first excess cash flow payment in the amount of $9.8 million in April 2019 with respect to the year ending December 31, 2018. The Company expects the excess cash flow payment for the year ending December 31, 2019, which is required to be paid in the second quarter of 2020, to be between $25 million and $35 million at 50%.

At June 30, 2019, the interest rates under the Tranche B-2 Term Loan and the FILO Term Loan were 11.1% and 9.4%, respectively. At December 31, 2018, the interest rates under the Tranche B-1 Term Loan, Tranche B-2 Term Loan, and the FILO Term Loan were 5.7%, 11.8%, and 9.5%, respectively. At June 30, 2019, the Company had $74.6 million available under the Revolving Credit Facility, after giving effect to $6.2 million utilized to secure letters of credit and a $0.2 million reduction to borrowing ability as a result of decrease in net collateral.
The Company’s Credit Facilities contain customary covenants, including limitations on the ability of GNC Corporation, Centers, and Centers' subsidiaries to, among other things, incur debt, grant liens on their assets, enter into mergers or liquidations, sell assets, make investments or acquisitions, make optional payments in respect of, or modify, certain other debt instruments, pay dividends or other payments on capital stock, or enter into arrangements that restrict their ability to pay dividends or grant liens. Despite these limitations, the Company has the ability to discharge the liabilities of GNC Holdings, Inc. in the ordinary course of business through a variety of alternatives, including a restricted payment basket, a junior lien debt incurrence basket, and repayment of intercompany debt.
    In addition, the Term Loan Agreement requires compliance, as of the end of each fiscal quarter of the Company, with a maximum Consolidated Net First Lien Leverage Ratio initially set at 5.50 to 1.00 through December 31, 2018 and decreasing to 5.00 to 1.00 from March 31, 2019 to December 31, 2019 and 4.25 to 1.00 thereafter. If the Company’s availability under the Revolving Credit Facility is less than the greater of (i) 12.5% of the borrowing base or (ii) $12.5M, then the ABL Credit Agreement requires compliance as of the end of each fiscal quarter with a minimum Fixed Charge Coverage Ratio of 1.00 to 1.00. The Company is currently in compliance, and expects to remain in compliance over the next twelve months, with the terms of its Credit Facilities.
The Company utilized proceeds from the investment from Harbin Pharmaceutical Group Co., Ltd ("Harbin") and the Manufacturing JV with IVC to pay down outstanding long-term debt. The $100 million investment from Harbin received in November 2018 was utilized to pay a portion of the Tranche B-2 Term Loan. The Company elected to use the payment to satisfy the scheduled amortization payments through December 2020. The Company received the $200 million investment from Harbin and $101 million from IVC in the first quarter of 2019, the proceeds of which were used to pay down the remaining balance of the Tranche B-1 Term Loan that matured in March 2019. The remaining proceeds, together with cash generated from operating activities, were utilized to pay $114.0 million of the Tranche B-2 Term Loan and the original issuance discount due to the Tranche B-2 Term Loan lenders at 2% of outstanding balance.
Management believes that the Company will have sufficient liquidity to meet its obligations, as they become due, for the next twelve months.  While our plan is to refinance our capital structure, we make no assurances regarding the likelihood, certainty or timing of this refinancing. In the event that a refinancing does not occur before the Springing Maturity Date or the August 2020 maturity date, management believes that the Company will have the ability to repay $159.1 million of the Notes with projected cash on hand and the Revolving Credit Facility.
Convertible Debt
As of June 30, 2019, the Company maintains $159.1 million in principal amount of 1.5% convertible senior notes due in August 2020 (the "Notes"). The Notes consist of the following components:

	June 30, 2019	December 31, 2018
	(in thousands)
Liability component
Principal	$159,094	$188,565
Conversion feature	(6,830)	(11,489)
Discount related to debt issuance costs	(918)	(1,572)
Net carrying amount	$151,346	$175,504
During the second quarter of 2019, the Company repurchased $29.5 million in aggregate principal amount of the Notes for $24.7 million in cash. The convertible debt repurchase resulted in a gain of $3.2 million, which included the unamortized conversion feature of $1.3 million and unamortized discount of $0.2 million.

Interest Rate Swaps
On June 13, 2018, the Company entered into two interest rate swaps with notional amounts of $275 million and $225 million to limit the exposure of its variable interest rate debt by effectively converting it to a fixed interest rate. The Company receives payments based on the one-month LIBOR and makes payments based on a fixed rate. The Company receives payments with a floor of 0.00% and 0.75%, respectively, on the $275 million and $225 million interest rate swaps, which aligns with the related debt instruments. The interest rate swap agreements had an effective date of June 29, 2018. The $225 million interest rate swap expires on February 28, 2021, and the $275 million interest rate swap expires on June 30, 2021. The notional amount of the $225 million interest rate swap has scheduled decreases to $175 million on June 30, 2019, $125 million on June 30, 2020 and $75 million on December 31, 2020. The Company designated these instruments as cash flow hedges deemed effective upon initiation. The interest rate swaps are recognized on the balance sheet at fair value. Changes in fair value are recorded within other comprehensive loss on the Consolidated Balance Sheet and reclassified into the Consolidated Statement of Operations as interest expense in the period in which the underlying transaction affects earnings.

The fair values of the derivative financial instruments included in the Consolidated Balance Sheets consisted of the following:

(in thousands, except percentages)
				Fair Value at
	Notional Amount	Fixed Rate	Balance Sheet Classification	June 30, 2019	December 31, 2018

Accounting cash flow hedges:
Interest rate swap	$275,000	2.82%	Other long-term liabilities	$6,306	$2,371
Interest rate swap[1]	175,000	2.74%	Other long-term liabilities	2,397	839
Net carrying amount	$450,000		Total liabilities	$8,703	$3,210

(1)	The notional amount of the $225 million interest rate swap had decreased to $175 million on June 30, 2019 as scheduled.

At June 30, 2019, there was a cumulative unrealized loss of $6.0 million, net of tax, related to these interest rate swaps included in accumulated other comprehensive loss. This loss would be immediately recognized in the Consolidated Statement of Operations if these instruments fail to meet certain cash flow hedge requirements. As of June 30, 2019, the amount included in accumulated other comprehensive loss related to the interest rate swaps to be reclassified into earnings during the next 12 months is not material. Refer to Note 7, "Fair Value Measurements of Financial Instruments" for more information on how the interest rate swaps are valued.

Interest Expense
Interest expense consisted of the following:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands)

Tranche B-1 Term Loan coupon	$—	$1,683	$928	$9,741
Tranche B-2 Term Loan coupon	12,954	18,705	29,422	25,529
FILO Term Loan coupon	6,826	6,218	13,578	8,340
Revolving Credit Facility	96	238	219	370
Terminated revolving credit facility	—	—	—	316
Amortization of discount and debt issuance costs	2,522	3,540	8,565	5,295
Subtotal	22,398	30,384	52,712	49,591
Notes:
Coupon	729	707	1,436	1,414
Amortization of conversion feature	1,611	1,633	3,312	3,243
Amortization of discount and debt issuance costs	242	243	486	487
Total Notes	2,582	2,583	5,234	5,144
Other	(16)	(24)	(26)	(19)
Interest expense, net	$24,964	$32,943	$57,920	$54,716

NOTE 6. EQUITY METHOD INVESTMENTS

In February 2019, the Company contributed its China business in exchange for 35% ownership of each of the newly formed joint ventures with Harbin, the HK JV and China JV. The HK JV includes the operation of the cross-border China e-commerce business, and has an exclusive right to use the Company’s trademarks to manufacture and distribute the Company’s products in China (excluding Hong Kong, Taiwan and Macau) via e-commerce channels. The China JV is a retail-focused joint venture to operate GNC's brick-and-mortar retail business in China and it will have an exclusive right to use the Company's trademarks to manufacture and distribute the Company's products in China (excluding Hong Kong, Taiwan and Macau) via retail stores and pharmacies. The HK JV closed in February 2019 and the China JV agreement is expected to be completed in the third or fourth quarter of 2019 following the satisfaction of certain routine regulatory and legal requirements.
In March 2019, the Company received $101 million from IVC and contributed the net assets of the Nutra manufacturing and Anderson facilities in exchange for an initial 43% equity interest in a newly formed manufacturing joint venture. In addition, the Company made a capital contribution of $10.7 million to the Manufacturing JV to fund its share of short-term working capital needs. Over the next four years, GNC expects to receive an additional $75 million from IVC, adjusted up or down based on the Manufacturing JV's future performance, as IVC’s ownership of the joint venture increases to 100%. The Manufacturing JV is responsible for the manufacturing of the products previously produced by the Company at the Nutra manufacturing facility.
Gain (loss) from the net asset exchange
In connection with the formation of the joint ventures effective in the first quarter of 2019, the Company deconsolidated its China business and its Nutra manufacturing business which resulted in a pre-tax gain of $5.8 million and loss of $27.1 million, respectively, recorded within loss on net asset exchange for the formation of the joint ventures on the Consolidated Statements of Operations. The $5.8 million gain from the Harbin transaction was calculated based on the difference between the fair value of the 35% equity interest in the HK JV and China JV, less the carrying value of the contributed China business, including $2.4 million of cash, and third-party closing fees. The $27.1 million loss from the Manufacturing JV transaction, of which $1.8 million related to a working capital purchase price adjustment recognized in the second quarter of 2019, was calculated based on the fair value of the 43% equity interest retained in th

e Manufacturing JV and the $101 million in cash received, less the carrying value of the contributed Nutra and Anderson facilities and third-party closing fees.
The Company's interests in the joint ventures are accounted for as equity method investments due to the Company’s ability to exercise significant influence over management decisions of the joint ventures. Under the equity method, the Company's share of profits and losses from the joint ventures is recorded within income from equity method investments in the Consolidated Statement of Operations. The following table provides a reconciliation of equity method investments on the Company’s Consolidated Balance Sheets:

June 30, 2019

(in thousands)
Manufacturing JV	$75,434
Manufacturing JV capital contribution	10,714
HK JV and China JV	10,486
Income from equity method investments	3,075
Total Equity method investments	$99,709

In connection with the transaction with IVC, the Company entered into a lease for warehouse space within the Anderson facility. Refer to Note 8, "Leases" for more information. Additionally, the Company purchased approximately $72 million of finished goods from the Manufacturing JV during the six months ended June 30, 2019 and had approximately $14 million accounts payable outstanding as of June 30, 2019. In connection with the HK JV, the Company recognized revenue, primarily from wholesale sales and royalties, of $4.3 million for the six months ended June 30, 2019 and had $7.1 million accounts receivable outstanding as of June 30, 2019.
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
The carrying value and estimated fair value of the forward contracts for the issuance of convertible preferred stock, the Term Loan Facility, net of discount, Notes (net of the equity component classified in stockholders' equity and discount) and the interest rate swaps were as follows:

	June 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Assets:
Forward contracts for the issuance of convertible preferred stock	$—	$—	$88,942	$88,942
Liabilities:
Tranche B-1 Term Loan	$—	$—	$147,289	$145,080
Tranche B-2 Term Loan	438,517	385,759	554,760	511,766
FILO Term Loan	265,450	267,773	264,086	260,125
Notes	151,346	128,644	175,504	131,628
Interest rate swaps	8,703	8,703	3,210	3,210

The forward contracts for the issuance of convertible preferred stock are measured at fair value, as of the valuation date, using a single factor binomial lattice model (the "Lattice Model") which incorporates the terms and conditions of the convertible preferred stock and is based on changes in the prices of the underlying common share price over successive periods of time. Key assumptions of the Lattice Model include the current price of the underlying stock and its historical and expected volatility, risk-neutral interest rates and the instrument's remaining term.  These assumptions require significant management judgment and are considered Level 3 inputs. The forward contracts were revalued at each reporting period with changes in fair value recognized in the Consolidated Statements of Operations. The forward contracts settled upon issuance on January 2, 2019 and February 13, 2019.
    The fair values of the term loans were determined using the instruments' trading value in markets that are not active, which are considered Level 2 inputs. The fair value of the Notes was determined based on quoted market prices and bond terms and conditions, which are considered Level 2 inputs. The Company's interest rate swaps are carried at fair value, which is based primarily on Level 2 inputs utilizing readily observable market data, such as LIBOR forward rates, for all substantial terms of the interest rate swap contracts and the assessment of nonperformance risk.
NOTE 8. LEASES
The Company has operating leases for retail stores, distribution centers, other leased office locations, vehicles and certain equipment with remaining lease terms of one to 15 years, some of which include options to extend the leases for up to 10 years. As of June 30, 2019, the weighted average remaining lease term was 5.3 years and the weighted average discount rate was 10%. On the Company’s Consolidated Balance Sheets as of June 30, 2019, the Company had lease liabilities of $487.1 million, of which $113.9 million are classified as current, and right-of-use assets of $380.0 million.
The Company has elected to apply the short-term lease exemption for all asset classes and excluded them from the balance sheet. Lease payments for short-term leases are recognized on a straight-line basis over the lease term. The short-term rent expense recognized during the three months and six months ended June 30, 2019 is immaterial. The components of the Company's rent expense, which is recorded within cost of sales on the Consolidated Statements of Operations, was as follows:

	Three months ended June 30, 2019	Six months ended June 30, 2019
	(in thousands)
Company-owned and franchise stores:
Operating leases	$30,408	$67,010
Variable lease costs (1)	24,882	46,391
Total company-owned and franchise stores	55,290	113,401
Other	1,966	4,154
Total rent expense	$57,256	$117,555
(1) Includes percent and contingent rent, landlord related taxes and common operating expenses.

Supplemental cash flow information related to leases was as follows:

Six months ended June 30, 2019

Operating cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$85,861
Right-of-use assets obtained in exchange for new operating lease liabilities	$14,374

The Company recorded sublease revenue relating to subleases with its franchisees, which includes rental income and other occupancy related items, within revenue on the Consolidated Statements of Operations, of $10.5 million and $21.5 million, respectively in the three and six months ended June 30, 2019, and $11.6 million and $23.4 million, respectively in the three and six months ended June 30, 2018
Maturities of the lease liabilities (undiscounted lease payments, as defined in Note 2 "Basis of Presentation") as of June 30, 2019 were as follows:

	Operating Leases for Company-Owned and Franchise Stores	Operating Leases for Other (1)	Total Operating Leases	Sublease Income from Franchisees	Rent on Operating Leases, net of Sublease Revenue
	(in thousands)
2019 (remainder)	$78,864	$3,671	$82,535	$(15,309)	$67,226
2020	134,646	6,340	140,986	(27,183)	113,803
2021	107,764	4,768	112,532	(21,964)	90,568
2022	81,671	2,721	84,392	(16,983)	67,409
2023	61,115	1,354	62,469	(12,753)	49,716
Thereafter	137,389	6,703	144,092	(29,185)	114,907
Total future obligations	$601,449	$25,557	$627,006	$(123,377)	$503,629
Less amounts representing interest			(139,868)
Present value of lease obligations			$487,138
(1) Includes various leases for warehouses, vehicles, and various equipment at the Company's facilities.
As of June 30, 2019, leases that the Company has entered into but have not yet commenced are immaterial.
In connection with the transaction with IVC for the Manufacturing JV effective March 1, 2019, the Company leased warehouse space within the Anderson facility from the Manufacturing JV for a term of one year. The lease was accounted for as a sale leaseback transaction and classified as an operating lease included in the current lease liabilities on the Consolidated Balance Sheet.

Disclosures related to periods prior to adoption of ASU 2016-02

The Company adopted ASU 2016-02 using a modified retrospective adoption method at January 1, 2019 as noted in Note 2. "Basis of Presentation." As required, the following disclosure is provided for periods prior to adoption. Minimum future rent obligations for non-cancelable operating leases, excluding optional renewal periods, were as follows for the period ended December 31, 2018 and exclude landlord related taxes, common operating expenses, and percent and contingent rent.

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

(1) Includes various leases for warehouses, vehicles, and various equipment at the Company's facilties.

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
As a manufacturer, prior to the formation of the Manufacturing JV, and retailer of nutritional supplements and other consumer products that are ingested by consumers or applied to their bodies, the Company has been and is currently subjected to various product liability claims. Although the effects of these claims to date have not been material to the Company, it is possible that current and future product liability claims could have a material adverse effect on its business or financial condition, results of operations or cash flows. The Company currently maintains product liability insurance with a deductible/retention of $4.0 million per claim with an aggregate cap on retained loss of $10.0 million per policy year. The Company typically seeks and has obtained contractual indemnification from most parties that supply raw materials for its products or that manufacture or market products it sells. The Company also typically seeks to be added, and has been added, as an additional insured under most of such parties' insurance policies. However, any such indemnification or insurance is limited by its terms and any such indemnification, as a practical matter, is limited to the creditworthiness of the indemnifying party and its insurer, and the absence of significant defenses by the insurers. Consequently, the Company may incur material product liability claims, which could increase its costs and adversely affect its reputation, revenue and operating income.
Litigation
DMAA / Aegeline Claims.  Prior to December 2013, the Company sold products manufactured by third parties that contained derivatives from geranium known as 1.3-dimethylpentylamine/ dimethylamylamine/ 13-dimethylamylamine, or "DMAA," which were recalled from the Company's stores in November 2013, and/or Aegeline, a compound extracted from bael trees. As of June 30, 2019, the Company was named in 27 personal injury lawsuits involving products containing DMAA and/or Aegeline.

The majority of these matters are currently stayed pending final resolution. In one matter, the plaintiff has filed a motion seeking to lift the stay, among other things. This motion is scheduled to be heard by the court in July 2019.
The Company is contractually entitled to indemnification by its third-party vendors with regard to these matters, although the Company’s ability to obtain full recovery in respect of any such claims against it is dependent upon the creditworthiness of the vendors and/or their insurance coverage and the absence of any significant defenses available to their insurers.
California Wage and Break Claims. On February 29, 2012, former Senior Store Manager, Elizabeth Naranjo, individually and on behalf of all others similarly situated, sued General Nutrition Corporation in the Superior Court of the State of California for the County of Alameda. The complaint contains eight causes of action, alleging, among other matters, meal, rest break and overtime violations for which indeterminate money damages for wages, penalties, interest, and legal fees are sought. In June 2018, the Court granted in part and denied in part the Company's Motion for Decertification. In August 2018, the plaintiff voluntarily dismissed the class action claims alleging overtime violations. As of June 30, 2019, an immaterial liability has been accrued in the accompanying financial statements. The Company intends to vigorously defend against the remaining class action claims asserted in this action. Trial is currently scheduled for September 2019.
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
Oregon Attorney General. On October 22, 2015, the Attorney General for the State of Oregon sued the Company in Multnomah County Circuit Court for alleged violations of Oregon’s Unlawful Trade Practices Act, in connection with its sale in Oregon of certain third-party products. The Company is vigorously defending itself against these allegations. Along with its Amended Answer and Affirmative Defenses, the Company filed a counterclaim for declaratory relief, asking the court to make certain rulings in favor of the Company, and adding USPlabs, LLC and SK Laboratories as counterclaim defendants.  In March 2018, the Oregon Attorney General filed a motion for summary judgment relating to its first claim for relief, which the Company contested.  The Company filed a cross motion for summary judgment on the first claim for relief, which the Oregon Attorney General contested. Following oral argument in August 2018, the Court denied the State’s motion for summary judgment and granted in part and denied in part the Company’s motion for summary judgment. The parties are in the process of exchanging discovery. Trial is currently scheduled to begin in February 2020.
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
Government Regulation
In November 2013, the Company received a subpoena from the U.S. Department of Justice ("DOJ") for information related to its investigation of a third party product vendor, USPlabs, LLC. The Company fully cooperated with the investigation of the vendor and the related products, all of which were discontinued in 2013. In December 2016, the Company reached agreement with the DOJ in connection with the Company's cooperation, which agreement acknowledges the Company relied on the representations and written guarantees of USPlabs and the Company's representation that it did not knowingly sell products not in compliance with the Federal Food, Drug and Cosmetic Act (the "FDCA"). Under the agreement, which included an immaterial payment to the federal government, the Company will take a number of actions to broaden industry-wide knowledge of prohibited ingredients and improve compliance by vendors of third party products. These actions are in keeping with the leadership role the Company has taken in setting industry quality and compliance standards, and the Company's commitment over the course of the agreement (60 months) to support a combination of its own and the industry's initiatives. Some of these actions include maintaining and continuously updating a list of restricted ingredients that will be prohibited from inclusion in any products that are sold by the Company.  Vendors selling products to the Company for the sale of such products by the Company will be required to warrant that the products sold do not contain any of these restricted ingredients.  In addition, the Company will develop and maintain a list of ingredients that the Company believes comply with the applicable provisions of the FDCA.
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
NOTE 10. MEZZANINE EQUITY
Holdings is authorized to issue up to 60.0 million shares of preferred stock, par value $0.001 per share. On February 13, 2018, the Company entered into a Securities Purchase Agreement (as amended from time to time, the “Securities Purchase Agreement”) by and between the Company and Harbin Pharmaceutical Group Holdings Co., Ltd. (the “Investor”), pursuant to which the Company agreed to issue and sell to the Investor, and the Investor agreed to purchase from the Company, 299,950 shares of a newly created series of convertible preferred stock of the Company, designated the “Series A Convertible Preferred Stock” (the “Convertible Preferred Stock”), for a purchase price of $1,000 per share, or an aggregate of approximately $300 million (the “Securities Purchase”). The Convertible Preferred Stock is convertible into 56.1 million shares of the Company's Common Stock at an initial conversion price of $5.35 per share, subject to customary anti-dilution adjustments. On November 7, 2018, The Company entered into an Amendment to the Securities Purchase Agreement with the Investor. Pursuant to the terms of the Securities Purchase Agreement, the Investor assigned its interest in the Securities Purchase Agreement to Harbin and funded the $300 million investment in three separate tranches. The shares of Convertible Preferred Stock were issued as follows: (i) 100,000 shares of Convertible Preferred Stock issued on November 8, 2018 for a total purchase price of $100 million (the "Initial Issuance"), (ii) 50,000 shares of Convertible Preferred Stock issued on January 2, 2019 for a total purchase price of $50 million (the "Second Issuance") and (iii) 149,950 shares of Convertible Preferred Stock issued on February 13, 2019 for a total purchase price of approximately $150 million (the “Third Issuance”).
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
As of June 30, 2019, the Company had issued a total of 299,950 shares of Convertible Preferred Stock. The Convertible Preferred Stock was recorded as Mezzanine Equity, net of issuance cost, on the Consolidated Balance Sheets because the shares are redeemable at the option of the holder if a fundamental change occurs, which includes change in control or delisting. The guaranteed Second Issuance and Third Issuance were considered forward contracts that represented an obligation to both parties until the shares were issued. The forward contracts were recorded at fair value on the Consolidated Balance Sheets as of December 31, 2018, with any changes in fair value recorded in earnings in the Consolidated Statements of Operations. The Company recorded a $16.8 million loss on forward contracts for the issuance of Convertible Preferred Stock during the first quarter of 2019. Upon issuance of the shares associated with the forward contracts, the carrying value of the forward contracts were recorded to Mezzanine Equity.

The Convertible Preferred Stock is not currently redeemable and is only redeemable upon a Fundamental Change at the Stated Value plus any accumulated and unpaid dividends on such shares on the Fundamental Change date. The Company does not believe a fundamental change is considered probable until it occurs. Subsequent adjustment of the amount presented in temporary equity is unnecessary if it is not probable that the instrument will become redeemable.  As the Convertible Preferred Stock is only redeemable upon a fundamental change, the occurrence of which is not probable, we will not accrete the Convertible Preferred Stock until a fundamental change becomes probable to occur.  As such, the Company will recognize changes in the redemption value to the Convertible Preferred Stock as they occur and adjust the carrying value to the redemption value at the end of each reporting period as if the end of the reporting period were also the redemption date for the Convertible Preferred Stock. As of June 30, 2019, the Stated Value of the Convertible Preferred Stock is $300.0 million (299,950 shares at $1,000 per share) and there are accumulated and unpaid dividends on such shares of $9.6 million.

NOTE 11. EARNINGS PER SHARE
The following table represents the Company's basic and dilutive weighted-average shares:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands)
Basic weighted average shares	83,663	83,332	83,587	83,282
Effect of dilutive Convertible Preferred Stock	57,093	—	—	—
Effect of dilutive stock-based compensation awards	186	77	—	107
Diluted weighted average shares	140,942	83,409	83,587	83,389

The following awards were not included in the computation of diluted EPS because the impact of applying the treasury stock method was antidilutive or because certain conditions have not been met with respect to the Company's performance awards.

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Antidilutive:	(in thousands)
Time-based options and restricted stock awards	2,504	2,934	3,027	3,070
Performance-based restricted stock awards	1,111	1,283	1,112	909
Convertible Preferred Stock	—	—	49,979	—
Contingently issuable:
Performance-based restricted stock awards with a market condition	153	315	153	315
Total stock-based awards excluded from diluted EPS	3,768	4,532	54,271	4,294

For the six months ended June 30, 2019, all 4.3 million outstanding stock-based awards and 50.0 million shares of Convertible Preferred Stock were excluded from the computation of diluted earnings per share (“EPS”) because the Company was in a net loss position for EPS purposes and as a result, inclusion of the awards would have been anti-dilutive. The Company has applied the if-converted method to calculate dilution on the Notes in the three and six-months ended 2019, which has resulted in all 2.4 million shares underlying the Notes being anti-dilutive.

The computations for basic and diluted earnings (loss) per common share are as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands, except per share data)
Earnings (loss) per common share - Basic
Net income	$16,058	$13,341	$796	$19,531
Cumulative undeclared convertible preferred stock dividend	4,950	—	8,667	—
Net income (loss) attributable to common shareholders	11,108	13,341	(7,871)	19,531
Weighted average common shares outstanding - basic	83,663	83,332	83,587	83,282
Earnings (loss) per common share - basic	$0.13	$0.16	$(0.09)	$0.23
Earnings (loss) per common share - Diluted
Net income	$16,058	$13,341	$796	$19,531
Cumulative undeclared convertible preferred stock dividend	—	—	8,667	—
Net income (loss) attributable to common shareholders	16,058	13,341	(7,871)	19,531
Weighted average common shares outstanding - diluted	140,942	83,409	83,587	83,389
Earnings (loss) per common share - diluted	$0.11	$0.16	$(0.09)	$0.23

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
The following table represents key financial information for each of the Company's reportable segments:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands)
Revenue:
U.S. and Canada	$476,060	$517,317	$965,216	$1,029,731
International	39,448	48,635	80,371	88,700
Manufacturing / Wholesale:
Intersegment revenues	—	65,238	35,505	129,901
Third party	18,489	51,992	53,173	107,046
Subtotal Manufacturing / Wholesale	18,489	117,230	88,678	236,947
Total reportable segment revenues	533,997	683,182	1,134,265	1,355,378
Elimination of intersegment revenues	—	(65,238)	(35,505)	(129,901)
Total revenue	$533,997	$617,944	$1,098,760	$1,225,477
Operating income:
U.S. and Canada	$49,202	$45,603	$101,302	$89,093
International	14,269	15,692	28,319	30,156
Manufacturing / Wholesale	12,118	15,889	27,462	30,853
Total reportable segment operating income	75,589	77,184	157,083	150,102
Corporate costs	(25,079)	(28,300)	(51,340)	(54,779)
Loss on net asset exchange for the formation of the joint ventures	(1,779)	—	(21,293)	—
Other	(13)	—	(250)	(50)
Unallocated corporate costs, loss on net asset exchange and other	(26,871)	(28,300)	(72,883)	(54,829)
Total operating income	48,718	48,884	84,200	95,273
Interest expense, net	24,964	32,943	57,920	54,716
Gain on purchase of convertible debt	(3,214)	—	(3,214)	—
Loss on forward contracts for the issuance of convertible preferred stock	—	—	16,787	—
Loss on debt refinancing	—	—	—	16,740
Income before income taxes	$26,968	$15,941	$12,707	$23,817

Refer to Note 3, "Revenue" for more information on the Company's reportable segments.

NOTE 13.  INCOME TAXES
The Company recognized $13.0 million of income tax expense during the three months ended June 30, 2019 compared with $2.6 million in the prior year quarter. The Company recognized $15.0 million of income tax expense during the six months ended June 30, 2019 compared with $4.3 million in the same period in 2018. The Company's income tax expense is based on income, statutory tax rates and tax planning opportunities available in the jurisdictions in which it operates. The Company’s year-to-date tax provision is calculated by applying the most recent annualized effective tax rate to year-to-date pre-tax ordinary income. The Company’s most recent annualized effective tax rate was significantly impacted by a gain for tax purposes resulting from the transfer of the Nutra manufacturing net assets to the Manufacturing JV as well as the establishment of a partial valuation allowance for attributes generated in the current year that may not be realizable. The tax impacts of unusual or infrequent items are recorded discretely in the interim period in which they occur. The Company discretely recorded the tax impact of the loss on forward contracts for the issuance of Convertible Preferred Stock. This loss was not deductible for income tax purposes.
At June 30, 2019 and December 31, 2018, the Company had $6.6 million and $6.9 million of unrecognized tax benefits, respectively, excluding interest and penalties, which if recognized, would affect the effective tax rate. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company accrued $2.1 million at June 30, 2019 and $2.0 million at December 31, 2018, for potential interest and penalties associated with uncertain tax positions. To the extent interest and penalties are not assessed with respect to the ultimate settlement of uncertain tax positions, amounts previously accrued will be reversed as a reduction to income tax expense.
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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q. The following information presented for the three and six months ended June 30, 2019 and 2018 was prepared by management, is unaudited, and was derived from our unaudited consolidated financial statements and accompanying notes. In the opinion of management, all adjustments necessary for a fair statement of our financial position and operating results for such periods and as of such dates have been included.

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
All forward-looking statements, including, without limitation, our examination of historical operating trends, are based upon our current expectations and include various assumptions. We believe there is a reasonable basis for our expectations and beliefs, but they are inherently uncertain and subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. A detailed discussion of risk and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section titled “Risk Factors” in our 2018 10-K.
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
Business Overview
GNC is a global health and wellness brand with a diversified, omni-channel business. Our assortment of performance and nutritional supplements, vitamins, herbs and greens, health and beauty, food and drink and other general merchandise features innovative private-label products as well as nationally recognized third-party brands, many of which are exclusive to GNC.  We derive our revenues principally from company-owned retail locations, domestic and international franchise activities, e-commerce, and corporate partnerships. We have approximately 8,000 locations in approximately 50 countries.
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
Our Current Strategy
Key elements of our business strategy are detailed below:

•
Leading brand of nutritional supplements. GNC has been in business for more than 80 years and the Company is built on a core foundation as a brand builder of high-quality nutritional supplements. Based on our worldwide network of approximately 8,000 locations and our online channels, we are a leading global brand of health, wellness and performance products.

Our objective is to offer a broad and deep mix of products for consumers interested in living well, whether they are looking to treat a health-related issue, maintain their overall wellness, or improve their performance. Our premium, value-added offerings include both proprietary GNC-branded products and other nationally recognized third-party brands.

We believe our depth of brands, exclusive products and range of merchandise, combined with the customer support and service we offer, differentiate us and allow us to effectively compete against food, drug and mass channel players, specialty stores, independent vitamin, supplement and natural food shops and online retailers.

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

We believe our sector-leading innovation capability is a significant competitive advantage. Our strategic partnership with International Vitamin Corporation ("IVC") will allow us to further focus on innovation while IVC drives increased efficiencies in manufacturing. Refer to Note 6. "Equity Method Investments" for more information. GNC has demonstrated strength in developing unique, branded, and scientifically verified products and has a long history of delivering new ingredients and reformulations. We directly employ scientists, nutritionists, formulators, chemists, engineers and quality control experts and have access to a wide range of world-class medical research facilities and consultants.

•
A differentiated retail customer experience. Our retail strategy is to deliver a compelling experience at every customer touch point. We operate in a highly personalized, aspirational sector and believe that the nutritional supplement consumer often desires and seeks out product expertise and knowledgeable customer service.

We further differentiate ourselves from competitors through development of our well-trained sales associates, who are aided in becoming trusted advisors with regular training that focuses on solution-based selling, and through in-store technology such as tablets, which allow associates to view customers’ purchase history and preferences in real time. With that knowledge, and help from sales tools built into the tablet platform, associates can engage customers in conversation, share product information and testimonials before and after pictures, recommend solutions and help customers add complimentary products and build wellness regimens.
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

•
Omni-channel development. We believe our diversified, omni-channel model, which includes company-owned stores, domestic and international franchise locations, wholesale locations and e-commerce channels, differentiates us from online-only competitors. Our strategy is to give consumers a seamless, integrated experience across digital, mobile and store channels and in every interaction they have with GNC.

Through GNC.com and our Amazon.com storefront, customers can research and purchase our products online. We believe our store base is a competitive advantage, allowing customers to experience our products and get expert advice from our associates.

Our omni-channel model can enhance the customer experience and increase the lifetime value of a GNC customer, and we are implementing strategies to blend our digital, online and in-store platforms. These initiatives include increased cross-channel marketing, online and in-store subscription services, giving customers the option of picking up online purchases in GNC stores, shipping products purchased via e-commerce directly from stores, and providing additional educational content, information and advice on GNC.com.

•
International growth. We see opportunity to expand internationally within the large global supplement market, which is expected to continue to grow. In particular, our partnership with Harbin Pharmaceutical Group Co., Ltd. ("Harbin") allows us to further expand our business in China. Harbin’s expertise in distribution and regulation is the ideal match for our highly valued brand and assortment of products in the China market. Refer to Note 6. "Equity Method Investments" for more information.

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
The table below presents the key components of U.S Company-owned same store sales:

	2019		2018
	Q1 3/31	Q2 6/30	Q1 3/31	Q2 6/30
Contribution to same store sales
Domestic Retail same store sales	(1.9)%	(3.9)%	(1.2)%	(4.2)%
GNC.com contribution to same store sales	0.3%	(0.7)%	1.7%	3.8%
Total Same Store Sales	(1.6)%	(4.6)%	0.5%	(0.4)%
Same store sales include point-of-sale retail sales from all our company-owned domestic stores which have been operating for twelve full months following the opening day and retail sales from GNC.com. We are an omni-channel retailer with capabilities that allow a customer to use more than one channel when making a purchase, including in-store and e-commerce channels, which include our wholly-owned website GNC.com and third-party websites, including Amazon (the sales from which are included in the GNC.com business unit), where product assortment and price are controlled by us, in which purchases are fulfilled by direct shipment to the customer from one of our distribution facilities or from third-party e-commerce vendors. In-store sales are reduced by sales originally consummated online or through mobile devices and subsequently returned in-store. Sales of membership programs, including the PRO Access loyalty program and the net change in the deferred points liability associated with the myGNC Rewards program, are excluded from same store sales.
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
Non-GAAP Measures
We have included non-GAAP financial measures below, which have been adjusted to exclude the impact of certain transactions, because we believe such measures represent an effective supplemental means by which to measure our operating performance. We believe that (i) net income, (ii) diluted earnings per share, and (iii) EBITDA, each on an as adjusted basis to exclude certain prior year items, are useful metrics to investors and enable management and our investors to evaluate and compare our results from operations in a more meaningful and consistent manner by excluding specific items that are not reflective of ongoing operating results. However, these metrics are not a measurement of our operating performance under GAAP and should not be considered as an alternative to earnings per share, net (loss) income, or any other performance measures derived in accordance with GAAP, or as an alternative to GAAP cash flow from operating activities, or as a measure of our profitability or liquidity.
Reconciliation of Net Income and Diluted EPS to Adjusted Net Income and Adjusted Diluted EPS
(in thousands, except per share data)

	Three months ended June 30,					Six months ended June 30,
	2019			2018		2019		2018
	Net Income		Diluted EPS	Net Income	Diluted EPS	Net Income	Diluted EPS (1)	Net Income	Diluted EPS
	(unaudited)
Reported	$16,058		$0.11	$13,341	$0.16	$796	$(0.09)	$19,531	$0.23
Loss on net asset exchange for equity method investments	1,779		0.01	—	—	21,293	0.16	—	—
Gain on convertible notes repurchase	(3,214)		(0.02)	—	—	(3,214)	(0.02)	—	—
Amortization of discount in connection with early debt payment	—		—	—	—	3,119	0.02	—	—
Loss on forward contract related to the issuance of convertible preferred stock	—		—	—	—	16,787	0.13	—	—
Loss on debt refinancing	—	—	—	—	—	—	—	16,740	0.20
Other (2)	464		—	2,655	0.01	1,177	0.01	3,463	0.04
Tax effect of items above(3)	3,219		0.02	943	0.01	(2,617)	(0.02)	(2,711)	(0.03)
Adjusted	$18,306		$0.13	$16,939	$0.20	$37,341	$0.28	$37,023	$0.44

Weighted average diluted common shares outstanding	140,942			83,409		133,787		83,389

Reconciliation of Net Income to Adjusted EBITDA
(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(unaudited)
Net (loss) income	$16,058	$13,341	$796	$19,531
Income tax expense	13,030	2,600	14,986	4,286
Interest expense, net	24,964	32,943	57,920	54,716
Loss on debt refinancing	—	—	—	16,740
Depreciation and amortization	8,514	12,001	18,704	24,106
Loss on net asset exchange for equity method investments	1,779	—	21,293	—
Gain on convertible notes repurchase	(3,214)	—	(3,214)	—
Loss on forward contracts related to the issuance of convertible preferred stock	—	—	16,787	—
Other (2)	464	2,655	1,177	3,463
Adjusted EBITDA	$61,595	$63,540	$128,449	$122,842

(1) The Company applies the if-converted method to calculate dilution impact of the convertible senior notes and the convertible preferred stock. For diluted EPS, the underlying shares of the convertible preferred stock and the convertible senior notes are anti-dilutive. Therefore, diluted EPS includes the reduction to net income for the cumulative undeclared dividends of $8.7 million. For adjusted diluted EPS, the underlying shares of the convertible preferred stock are dilutive and the convertible senior notes are anti-dilutive. As a result of the differences in the calculation for diluted EPS and adjusted diluted EPS, amounts do not sum.
(2) The three and six months ended June 30, 2019 includes retention of $0.8 million and $1.6 million, respectively and immaterial refranchising gains. The three and six months ended June 30, 2018 includes retention of $2.2 million and $3.0 million, respectively, $0.6 million in joint venture start-up costs incurred in connection with the Harbin transaction and immaterial refranchising gains. The retention expense recognized in 2019 and 2018 relates to an incentive program to retain senior executives and certain other key personnel who are critical to the execution and success of the Company's strategy. The total amount awarded was approximately $10 million, of which approximately $1 million has been forfeited, which vests in four installments of 25% each on November 2018, February 2019, August 2019 and February 2020.
(3) For the three and six months ended June 30, 2019, the Company generally utilizes a blended federal rate plus a net state rate that excludes the impact of certain state NOL's, state credits and valuation allowance to calculate the impact of adjusted items. In connection with the transfer of the Nutra manufacturing net assets to the Manufacturing JV, the Company recorded a gain for tax purposes which was treated as ordinary and impacts the Company’s annual effective tax rate. Therefore, for adjusted diluted EPS, the tax effect for the impact of the loss on net asset exchange for equity method investments related to the manufacturing joint venture transaction was adjusted consistent with the annual treatment for tax purposes. For the three and six months ended June 30, 2018, the Company utilized an annual effective tax rate, adjusted to exclude discrete items and the tax impact of loss on debt financing.

GNC HOLDINGS, INC. AND SUBSIDIARIES
Reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow
(in thousands)

	Six months ended June 30,
	2019	2018
	(unaudited)

Net cash provided by operating activities	$65,323	$49,142
Capital expenditures	(6,460)	(8,333)
Free cash flow	$58,863	$40,809

Results of Operations
(Calculated as a percentage of consolidated revenue unless indicated otherwise)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Revenues:
U.S. and Canada	89.1%	83.7%	87.8%	84.0%
International	7.4%	7.9%	7.3%	7.2%
Manufacturing / Wholesale:
Intersegment revenues	—%	10.6%	3.2%	10.6%
Third party	3.5%	8.4%	4.9%	8.8%
Subtotal Manufacturing / Wholesale	3.5%	19.0%	8.1%	19.4%
Elimination of intersegment revenue	—%	(10.6)%	(3.2)%	(10.6)%
Total net revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of sales, including warehousing, distribution and occupancy	63.7%	66.4%	63.9%	66.2%
Gross profit	36.3%	33.6%	36.1%	33.8%
Selling, general and administrative	26.9%	25.7%	26.6%	26.1%
Loss on net asset exchange for the formation of the joint ventures	0.4%	—%	1.9%	—%
Other income, net	(0.1)%	0.1%	(0.1)%	—%
Total operating expenses	90.8%	92.2%	92.3%	92.3%
Operating income:
U.S. and Canada (*)	10.3%	8.8%	10.5%	8.7%
International (*)	36.5%	32.3%	35.2%	34.0%
Manufacturing / Wholesale (*)	65.5%	13.6%	31.0%	13.0%
Unallocated corporate costs and other
Corporate costs	(4.7)%	(4.6)%	(4.7)%	(4.5)%
Loss on net asset exchange for the formation of the joint ventures	(0.3)%	—%	(1.9)%	—%
Other	—%	—%	—%	—%
Subtotal unallocated corporate, loss on net asset exchange and other costs	(5.0)%	(4.6)%	(6.6)%	(4.5)%
Total operating income	9.1%	7.9%	7.7%	7.8%
Interest expense, net	4.7%	5.3%	5.3%	4.5%
Gain on purchase of convertible debt	(0.6)%	—%	(0.3)%	—%
Loss on forward contracts for the issuance of convertible preferred stock	—%	—%	1.5%	—%
Loss on debt refinancing	—%	—%	—%	1.4%
Income before income taxes	5.0%	2.6%	1.2%	1.9%
Income tax expense	2.4%	0.4%	1.4%	0.3%
Net income before income from equity method investments	2.6%	2.2%	(0.2)%	1.6%
Income from equity method investments	0.4%	—%	0.3%	—%
Net income	3.0%	2.2%	0.1%	1.6%

(*) Calculated as a percentage of segment revenue.

The following table summarizes the number of our locations for the periods indicated:

	Six months ended June 30,
	2019	2018
U.S. & Canada
Company-owned(a):
Beginning of period balance	3,206	3,423
Openings	13	11
Acquired franchise locations(b)	14	12
Franchise conversions(c)	(4)	(3)
Closings	(159)	(115)
End of period balance	3,070	3,328
Domestic Franchise:
Beginning of period balance	1,037	1,099
Openings	3	9
Acquired franchise locations(b)	(11)	(12)
Franchise conversions(c)	4	3
Closings	(33)	(27)
End of period balance	1,000	1,072
International(d):
Beginning of period balance	1,957	2,015
Openings	50	36
Closings	(53)	(43)
China locations contributed to the China joint venture	(5)	—
End of period balance	1,949	2,008
Store-within-a-store (Rite Aid):
Beginning of period balance	2,183	2,418
Openings	19	21
Closings	(201)	(78)
End of period balance	2,001	2,361
Total Locations	8,020	8,769
_______________________________________________________________________________
(a) Includes Canada.
(b) Stores that were acquired from franchisees and subsequently converted into company-owned store locations.
(c) Company-owned store locations sold to franchisees.
(d) Includes franchise locations in approximately 50 countries (including distribution centers where sales are made and store-within-a-store) and company-owned locations in Ireland. Prior year also includes company-owned locations in China.
.

Comparison of the Three Months Ended June 30, 2019 (current quarter) and 2018 (prior year quarter)
Revenues
Our consolidated net revenues decreased $83.9 million, or 13.6%, to $534.0 million for the three months ended June 30, 2019 compared with $617.9 million for the same period in 2018. The decrease in revenue was primarily a result of the transfer of the Nutra manufacturing and China businesses to the newly formed joint ventures, negative same store sales and the closure of company-owned stores under our store portfolio optimization strategy.
U.S. and Canada.  Revenues in our U.S. and Canada segment decreased $41.2 million, or 8.0%, to $476.1 million for the three months ended June 30, 2019 compared with $517.3 million in the prior year quarter. The $41.2 million decrease was primarily due to the following:

•
A decrease in U.S. company-owned same store sales of 4.6%, which includes GNC.com sales, resulted in a $17.5 million decrease to revenue. GNC.com contributed a decrease of 0.7% to the same store sales. E-commerce sales comprised 8.1% of U.S. and Canada revenue in the current quarter compared with 8.3% in the prior year quarter;

•	The decrease in the number of corporate stores from 3,328 at June 30, 2018 to 3,070 at June 30, 2019 from our store portfolio optimization strategy contributed a $14.9 million decrease to revenue;

•
A decrease in domestic franchise revenue of $3.9 million due to a decrease in same store sales of -1.8% and decrease in number of franchise stores from 1,072 at June 30, 2018 to 1,000 at June 30, 2019; and

•	A decrease in Canada company-owned store revenue of $3.3 million primarily due to a decrease in same store sales of 4.9%.
International. Revenues in our International segment decreased $9.2 million, or 18.9%, to $39.4 million in the current quarter compared with $48.6 million in the prior year quarter mostly due to the transfer of the China business to the newly formed joint ventures effective February 13, 2019 (the "HK JV" and "China JV"). Revenue from our international franchisees increased $0.7 million in the current quarter compared to the prior year quarter.
Manufacturing / Wholesale. Revenues in our Manufacturing / Wholesale segment, excluding intersegment sales, decreased $33.5 million, or 64.4%, to $18.5 million for the three months ended June 30, 2019 compared with $52.0 million in the prior year quarter primarily due to the transfer of the Nutra manufacturing business to the newly formed manufacturing joint venture (the "Manufacturing JV") with International Vitamin Corporation ("IVC"), effective March 1, 2019. Sales to our wholesale partners decreased $2.9 million, or 13.6%, from $21.4 million in the prior year quarter to $18.5 million in the current quarter primarily due to the termination of the consignment agreement with Rite Aid in the fourth quarter of 2018. There were no intersegment sales in the current quarter compared to $65.2 million in the prior year quarter.
Cost of Sales and Gross Profit
Cost of sales, which includes product costs, warehousing, distribution and occupancy costs decreased $69.9 million to $340.3 million for the three months ended June 30, 2019 compared with $410.2 million in the prior year quarter. Gross profit decreased $14.0 million from $207.7 million in the prior year quarter to $193.7 million in the current quarter, but increased as a percentage of revenue from 33.6% in the quarter ended June 30, 2018 to 36.3% in the current quarter. The increase in gross profit rate was due to a higher mix of proprietary sales which contribute higher margins relative to third-party sales and lower occupancy expense as a result of the adoption of the new lease standard, savings from store closures associated with the store optimization program and rent reductions.
Selling, General and Administrative (“SG&A”) Expense
SG&A expense, including compensation and related benefits, advertising and other expenses, decreased $14.7 million, or 9.3%, from $158.5 million in the prior year quarter to $143.8 million in the current quarter. SG&A expense, as a percentage of revenue, was 26.9% and 25.7% for the three months ended June 30, 2019 and 2018, respectively.

During the three months ended June 30, 2019 and 2018, we recognized $0.9 million and $2.2 million, respectively, related to a retention program adopted in the first quarter of 2018 to retain senior executives and certain other key personnel who are critical to the execution and success of our strategy. The total amount awarded was approximately $10 million, which vests in four installments of 25% each over two years through February 2020. We also incurred $0.6 million related to China joint venture start up costs in the prior year quarter. Excluding the impact of these items, SG&A expense decreased $12.8 million in the current quarter compared to the prior year quarter and, as a percentage of revenue, was 26.8% for the three months ended June 30, 2019 compared with 25.2% for the same period in 2018. The increase in SG&A expense as a percentage of revenue was primarily driven by deleverage in salaries and benefits associated with a decrease in U.S. company-owned same store sales, partially offset by more normalized marketing expense.
Other Income (Loss), net
Other income, net, of $0.6 million in the current quarter included gains on refranchising and foreign currency gains. Other loss, net in the prior year quarter of $0.3 million was primarily related to a loss on foreign currency.
Operating Income
As a result of the foregoing, consolidated operating income decreased $0.2 million, or 0.3%, to $48.7 million for the three months ended June 30, 2019 compared with $48.9 million in the prior year quarter, and as a percentage of revenue, was 9.1% and 7.9% for the three months ended June 30, 2019 and 2018, respectively.
U.S. and Canada. Operating income increased $3.6 million to $49.2 million for the three months ended June 30, 2019 compared with $45.6 million for the same period in 2018. Operating income as a percentage of segment revenue was 10.3% in the current quarter compared with 8.8% in the prior year quarter. The increase in operating income was primarily due to lower occupancy, salaries and benefits, marketing, and distribution and transportation costs as compared to the same period in 2018. The increase in operating income percentage was driven by lower occupancy expense partially offset by expense deleverage in salaries and benefits associated with a decrease in company-owned same store sales.
International. Operating income decreased $1.4 million, or 9.1%, to $14.3 million for the three months ended June 30, 2019 compared with $15.7 million in the prior year quarter. Operating income was 36.2% of segment revenue in the current quarter compared with 32.3% in the prior year quarter. The increase in operating income percentage was primarily a result of the transfer of the China business to the HK JV and China JV.
Manufacturing / Wholesale. Operating income decreased $3.8 million, or 23.7%, to $12.1 million for the three months ended June 30, 2019 compared with $15.9 million in the prior year quarter.  Operating income as a percentage of segment revenue increased from 13.6% in the prior year quarter to 65.5% in the current quarter. Revenue decreased as a result of the transfer of the Nutra manufacturing business to the Manufacturing JV as described above. However, operating income margins were positively impacted as the Manufacturing / Wholesale segment recognized profit margin that resulted from maintaining consistent pricing to what was charged to our other operating segments prior to the inception of the Manufacturing JV, and recorded profit on intersegment sales associated with inventory produced prior to the transfer of the Nutra manufacturing business to the Manufacturing JV.
Corporate costs. Corporate costs decreased $3.2 million to $25.1 million for the three months ended June 30, 2019 compared with $28.3 million in the prior year quarter. Excluding the retention expense as explained above, corporate costs decreased $1.2 million in the current quarter compared with the prior year quarter primarily due to lower salaries and benefits.
Loss on net asset exchange for the formation of the joint ventures. We recognized a $1.8 million loss on net asset exchange for the formation of the joint ventures for the three months ended June 30, 2019 related to a working capital purchase price adjustment in connection with the transfer of the Nutra manufacturing business to the Manufacturing JV.
Interest Expense, net
Interest expense was $25.0 million in the three months ended June 30, 2019 compared with $32.9 million in the three months ended June 30, 2018 primarily a result the reduction in long-term debt of approximately $298 million during the first half of 2019.
Gain on Convertible Debt Repurchase
In the second quarter of 2019, the Company repurchased $29.5 million in aggregate principle amount of the Notes for $24.7 million in cash. The convertible debt repurchase resulted in a gain of $3.2 million, which included the unamortized conversion feature of $1.3 million and unamortized discount of $0.2 million in the second quarter of 2019. Refer to Note 5. "Long-Term Debt / Interest Expense" for more information.
Income Tax Expense
We recognized $13.0 million of income tax expense during the three months ended June 30, 2019 compared with $2.6 million for the same period in 2018. The Company’s annualized effective tax rate for the current quarter was impacted by a gain for tax purposes resulting from the newly formed manufacturing joint venture as well as the establishment of a partial valuation allowance for attributes generated in the current year that may not be realizable.
Income from Equity Method Investments
We recognized $2.1 million of income from equity method investments during the three months ended June 30, 2019 in connection with the Manufacturing JV and HK JV. Refer to Item 1, "Financial Statements,"Note 6, "Equity Method Investments" for more information.
Net Income
As a result of the foregoing, consolidated net income increased $2.8 million to $16.1 million for the three months ended June 30, 2019 compared with net income of $13.3 million for the same period in 2018. Excluding certain expenses as reconciled in the table above, under the caption "Reconciliation of Net Income and Diluted EPS to Adjusted Net Income and Adjusted Diluted EPS", adjusted net income of $18.3 million for the three months ended June 30, 2019 increased $1.4 million compared with adjusted net income of $16.9 million for the same period in 2018.
Diluted Earnings Per Share
Diluted earnings per share ("EPS") was $0.11 for the three months ended June 30, 2019 compared with $0.16 for the same period in 2018. Excluding certain expenses as reconciled in the table above, under the caption "Reconciliation of Net Income and Diluted EPS to Adjusted Net Income and Adjusted Diluted EPS", adjusted diluted EPS was $0.13 for the three months ended June 30, 2019 compared with $0.20 for the same period in 2018. Diluted EPS and adjusted diluted EPS in the current quarter reflects the impact of convertible preferred stock on an if-converted basis.
Comparison of the Six Months Ended June 30, 2019 (current year period) and 2018 (prior year period)
Revenues
Our consolidated net revenues decreased $126.7 million, or 10.3%, to $1,098.8 million for the six months ended June 30, 2019 compared with $1,225.5 million for the same period in 2018. The decrease in revenue was primarily due to the transfer of the Nutra manufacturing and China e-commerce businesses to the newly formed joint ventures, which resulted in an approximate $61 million decrease in revenue, the closure of company-owned stores under our store portfolio optimization strategy, which resulted in an approximate $29 million decrease in revenue, and negative same store sales of 3.1%.
U.S. and Canada.  Revenues in our U.S. and Canada segment decreased $64.5 million, or 6.3%, to $965.2 million for the six months ended June 30, 2019 compared with $1,029.7 million in the prior year period. The $64.5 million decrease was primarily due to the following:

•
The decrease in the number of corporate stores from 3,328 at June 30, 2018 to 3,070 at June 30, 2019 from our store portfolio optimization strategy contributed an approximate $29.2 million decrease to revenue;

•
A decrease in U.S. company-owned same store sales of 3.1%, which includes GNC.com sales, resulted in a $23.7 million decrease to revenue. GNC.com contributed a decrease of 0.2% to the same store sales. E-commerce sales as a percentage of U.S. and Canada revenue remained flat at 7.7% in the current period compared the prior year period;

•	A decrease in Canada company-owned stores revenue of $6.1 million primarily due to a decrease in same store sales of 4.5%; and

•	A decrease in domestic franchise revenue of $4.2 million due to a decrease in same store sales of 0.6% and decrease in number of franchise stores from 1,072 at June 30, 2018 to 1,000 at June 30, 2019.
International. Revenues in our International segment decreased $8.3 million, or 9.4%, to $80.4 million in the six months ended June 30, 2019 compared with $88.7 million in the prior year period mostly due to the transfer of the

China business effective February 13, 2019 to the HK JV and China JV. The decline was partially offset by revenue from our international franchisees which increased $5.3 million in the current year period compared to the prior year period primarily due to strong performance from franchisees in Singapore, the Middle East and South Africa.
Manufacturing / Wholesale. Revenues in our Manufacturing / Wholesale segment, excluding intersegment sales, decreased $53.8 million, or 50.3%, to $53.2 million for the six months ended June 30, 2019 compared with $107.0 million in the prior year period primarily due to the transfer of the Nutra manufacturing business for the Manufacturing JV with IVC effective in March 2019. As a result, third-party contract manufacturing sales decreased $47.5 million to $15.8 million for the six months ended June 30, 2019 compared with $63.3 million in the prior year period. Sales to our wholesale partners decreased $6.4 million, or 14.5%, from $43.7 million in the prior year period to $37.4 million in the current year period primarily due to the termination of the consignment agreement with Rite Aid in the fourth quarter of 2018. Intersegment sales decreased $94.4 million from $129.9 million in the prior year period to $35.5 million in the current quarter period.
Cost of Sales and Gross Profit
Cost of sales decreased $109.0 million to $701.9 million for the six months ended June 30, 2019 compared with $810.9 million in the prior year period. Gross profit decreased $17.8 million from $414.6 million in the prior year period to $396.8 million in the current year period, but increased as a percentage of revenue from 33.8% for the six months ended June 30, 2018 to 36.1% in the current year period. The increase in gross profit rate was due to a higher mix of proprietary sales which contribute higher margins relative to third-party sales, and lower occupancy expense as a result of the adoption of the new lease standard, savings from store closures associated with the store optimization program and rent reductions.
Selling, General and Administrative (“SG&A”) Expense
SG&A expense, including compensation and related benefits, advertising and other expenses, decreased $27.2 million, or 8.5%, from $319.3 million in the prior year period to $292.1 million in the current year period. SG&A expense, as a percentage of revenue, was 26.6% and 26.1% for the six months ended June 30, 2019 and 2018, respectively.
During the six months ended June 30, 2019 and 2018, we recognized $1.5 million and $3.0 million, respectively, related to the aforementioned retention program. We also incurred $0.6 million related to China joint venture start up costs in the prior year period. Excluding the impact of these items, SG&A expense decreased $25.1 million in the current year period compared to the prior year period and, as a percentage of revenue, was 26.4% for the six months ended June 30, 2019 compared with 25.8% for the same period in 2018. The increase in SG&A expense as a percentage of revenue was primarily driven by deleverage in salaries and benefits associated with a decrease in U.S. company-owned same store sales, partially offset by more normalized marketing expense.
Other Income (Loss), net
Other income, net, of $0.8 million in the current year period included gains on refranchising and foreign currency gains. Other loss, net, of $0.1 million in the prior year period included foreign currency losses partially offset by a refranchising gain.
Operating Income
As a result of the foregoing, consolidated operating income decreased $11.1 million, or 11.6%, to $84.2 million for the six months ended June 30, 2019 compared with $95.3 million in the prior year period, and as a percentage of revenue, was 7.7% and 7.8% for the six months ended June 30, 2019 and 2018, respectively. Operating income in the current year period was significantly impacted by the $21.3 million loss on net asset exchange for the formation of the joint ventures recognized in the first half of 2019.
U.S. and Canada. Operating income increased $12.2 million to $101.3 million for the six months ended June 30, 2019 compared with $89.1 million for the same period in 2018. The increase in operating income was primarily due to lower occupancy, salaries and benefits, marketing, and distribution and transportation costs as compared to the same period in 2018. Operating income as a percentage of segment revenue was 10.5% in the current year period compared with 8.7% in the prior year period. The increase in operating income as a percentage of segment revenue was primarily due to lower occupancy expense partially offset by expense deleverage in salaries and benefits.
International. Operating income decreased $1.9 million, or 6.1%, to $28.3 million for the six months ended June 30, 2019 compared with $30.2 million in the prior year period. Operating income was 35.2% of segment revenue in the current year period compared with 34.0% in the prior year period. The increase in operating income percentage was primarily a result of the transfer of the China business to the HK JV and China JV.
Manufacturing / Wholesale. Operating income decreased $3.4 million, or 11.0%, to $27.5 million for the six months ended June 30, 2019 compared with $30.9 million in the prior year period.  Operating income as a percentage of segment revenue increased from 13.0% in the prior year period to 31.0% in the current year period. Revenue decreased as a result of the transfer of the Nutra manufacturing business to the Manufacturing JV as described above. However, operating income margins were positively impacted as the Manufacturing / Wholesale segment recognized profit margin that resulted from maintaining consistent pricing to what was charged to our other operating segments prior to the inception of the Manufacturing JV, and recorded profit on intersegment sales associated with inventory produced prior to the transfer of the Nutra manufacturing business to the joint venture.
Corporate costs. Corporate costs decreased $3.5 million to $51.3 million for the six months ended June 30, 2019 compared with $54.8 million in the prior year period. Excluding the retention expense as explained above, corporate costs decreased $1.1 million to $50.0 million for the six months ended June 30, 2019 compared with $51.2 million for the prior year period.
Loss on net asset exchange for the formation of the joint ventures. We contributed our China business in exchange for 35% equity interest in each of the new HK JV and China JV. In addition, we contributed our Nutra manufacturing and Anderson facility net assets to the Manufacturing JV in exchange for $101 million and an initial 43% equity interest in the Manufacturing JV during the three months ended March 31, 2019. As a result of the joint venture transactions, we recognized a pre-tax loss in the first six months of 2019 of $21.3 million.
Interest Expense, net
Interest expense was $57.9 million in the six months ended June 30, 2019 compared with $54.7 million in the six months ended June 30, 2018, primarily due to higher interest rates on the Tranche B-2 and the FILO Term Loan and the amortization of original issuance discount in connection with the early payment on the Tranche B-2 Term Loan, partially offset by reduction in long-term debt of approximately $298 million during the first half of 2019.
Gain on Convertible Debt Repurchase
In the second quarter of 2019, the Company repurchased $29.5 million in aggregate principle amount of the Notes for $24.7 million in cash. The convertible debt repurchase resulted in a gain of $3.2 million in the six months ended June 30, 2019, which included the unamortized conversion feature of $1.3 million and unamortized discount of $0.2 million. Refer to Note 5. "Long-term Debt / Interest Expense" for more information.
Loss on Forward Contracts for the Issuance of Convertible Preferred Stock
A loss of $16.8 million was recorded in the six months ended June 30, 2019 for the change in fair value of the forward contracts related to the issuance of the convertible preferred stock. Refer to Note 10. "Mezzanine Equity" for more information.
Loss on Debt Refinancing
In connection with the refinancing of the Senior Credit Facility during the six months ended June 30, 2018, we recorded a loss of $16.7 million, which primarily included third-party fees relating to the Tranche B-2 Term Loan and the FILO Term Loan.
Income Tax Expense
We recognized $15.0 million of income tax expense during the six months ended June 30, 2019 compared with $4.3 million for the same period in 2018. The Company’s annualized effective tax rate for the current period was impacted by a gain for tax purposes resulting from the newly formed Manufacturing JV as well as the establishment of a partial valuation allowance for attributes generated in the current year period that may not be realizable.
Income from Equity Method Investments
We recognized $3.1 million income from equity method investments during the six months ended June 30, 2019 in connection with the newly formed joint ventures effective in the first quarter of 2019. Refer to Note 6, "Equity Method Investments" for more information.

Net Income
As a result of the foregoing, consolidated net income decreased $18.7 million to $0.8 million for the six months ended June 30, 2019 compared with $19.5 million for the same period in 2018. Excluding certain expenses as reconciled in the table above, under the caption "Reconciliation of Net Income and Diluted EPS to Adjusted Net Income and Adjusted Diluted EPS", adjusted net income of $37.3 million in the six months ended June 30, 2019 increased $0.3 million compared with adjusted net income of $37.0 million for the same period in 2018.
Diluted (Loss) Earnings Per Share
For the first six months of 2019, diluted EPS was a loss of $0.09, which included the reduction to net nicome for the cumulative undeclared dividends of $8.7 million, compared with diluted EPS of $0.23 for the same period in 2018. Excluding certain expenses as reconciled in the table above, under the caption "Reconciliation of Net Income and Diluted EPS to Adjusted Net Income and Adjusted Diluted EPS", adjusted diluted earnings per share was $0.28 for the three months ended June 30, 2019 compared with $0.44 for the same period in 2018. Adjusted Diluted EPS in the current year period reflects the impact of convertible preferred stock on an if-converted basis
Liquidity and Capital Resources
As of June 30, 2019, we had $74.6 million available under the Revolving Credit Facility, after giving effect to $6.2 million utilized to secure letters of credit and $0.2 million reduction to borrowing ability as a result of a decrease in net collateral.  Our ability to make scheduled payments of principal on, to pay interest on or to refinance our debt and to satisfy our other debt obligations will depend on our future operating performance, which will be affected by general economic, financial and other factors beyond our control. We expect to make an excess cash flow payment between $25 million and $35 million at 50% with respect to the year ending December 31, 2019, which is expected to be paid in the second quarter of 2020.
We currently anticipate that cash generated from operations, together with amounts available under the Revolving Credit Facility, will be sufficient to service our debt (including the expected excess cash flow payment), meet our operating expenses and fund capital expenditures over the next 12 months. While our plan is to refinance the majority of our capital structure, we make no assurances regarding the likelihood, certainty or timing of this refinancing. In the event that all outstanding amounts under the Notes in excess of $50.0 million are not repaid, refinanced, converted or effectively discharged prior to the Springing Maturity Date, the maturity date of the Tranche B-2 becomes the Springing Maturity Date, subject to certain adjustments. In the event that the aforementioned refinancing does not occur before the Springing Maturity Date or the August 2020 maturity date, management believes that the Company will have the ability to repay the Notes of $159.1 million with projected cash on hand and the Revolving Credit Facility. We are currently in compliance with our debt covenant reporting and compliance obligations under our Credit Facilities and expect to remain in compliance over the next twelve months.
Cash Provided by Operating Activities
Cash provided by operating activities increased by $16.2 million from $49.1 million for the six months ended June 30, 2018 to $65.3 million for the six months ended June 30, 2019 due to favorable working capital changes primarily due to an increase in accounts payable as a result of the Company's cash management efforts as well as the establishment of the Manufacturing JV.
Cash Used in Investing Activities
Cash provided by investing activities was $83.0 million for the six months ended June 30, 2019 compared with cash used in investing activities of $7.3 million for the same period in 2018 primarily due to the $101 million cash proceeds received from IVC in exchange for their 57% ownership in the Manufacturing JV. In addition, we made a capital contribution of $10.7 million to the Manufacturing JV for our share of short-term working capital needs and contributed $2.4 million from our China business to the HK JV and China JV. Capital expenditures for the six months ended June 30, 2019 was $6.5 million compared with $8.3 million for the same period in 2018.
We expect capital expenditures to be approximately $20 to $30 million in 2019, which includes investments for store development, IT infrastructure and maintenance. We anticipate funding our 2019 capital requirements with cash flows from operations and, if necessary, borrowings under the Revolving Credit Facility.

Cash Used in Financing Activities
For the six months ended June 30, 2019, cash used in financing activities was $119.3 million, primarily consisting of $157.1 million in payments on the Tranche B-1 Term Loan, $114.0 million in payments on the Tranche B-2 Term Loan, $24.7 million payments for the repurchase of Notes, $12.8 million in fees paid for the issuance of the Convertible Preferred Stock and a $10.4 million original issuance discount (“OID”) paid to the Tranche B-2 Term Loan lender at 2% of the outstanding balance, partially offset by approximately $200 million of proceeds from the issuance of the Convertible Preferred Stock.
For the six months ended June 30, 2018, cash used in financing activities was $62.2 million, primarily consisting of $35.2 million in an OID paid to lenders and fees associated with our new Revolving Credit Facility associated with the debt refinancing. In addition, we made $23.7 million in amortization payments on our term loan balances. The OID on the Tranche B-2 Term Loan included $13.2 million which was included in Item 1, "Financial Statements," as a non-cash financing activity within the "Supplemental Cash Flow Information" of the Consolidated Statement of Cash Flows.
Contractual Obligations
There have been no material changes in our contractual obligations as disclosed in the 2018 10-K.
Critical Accounting Estimates
We adopted ASU 2016-02, Leases, during the first quarter of fiscal 2019 and elected the optional transition relief amendment that allows for a cumulative-effect adjustment in the period of adoption and did not restate prior periods. We revised our accounting policy on leases in conjunction with the adoption of the new lease standard. Refer to Note 2. "Basis of Presentation" for more information.
In February 2019, we contributed our China business in exchange for 35% ownership of each of the newly formed HK JV and China JV. In March 2019, we received $101 million from IVC and contributed the net assets of the Nutra manufacturing and Anderson facilities in exchange for an initial 43% equity interest in the newly formed Manufacturing JV. Our interest in the joint ventures are accounted for as equity method investments. Refer to Note 6. "Equity Method Investments" for more information. The equity method is applied in situations where we have the ability to exercise significant influence, but not control, over the management decisions of the joint ventures. We evaluate the equity investments for impairment whenever events or changes in circumstances indicate that the carrying value of an investment is not recoverable. A significant amount of judgment is involved in determining whether an indicator of impairment has occurred. Factors that may trigger an impairment review include significant, sustained declines in an investee's revenue, earnings, and cash flow trends; adverse market conditions; the investee's ability to continue operations measures by several items, including liquidity; and other factors. Once an impairment indicator is identified, we use considerable judgment to determine if the impairment is other than temporary, in which case the equity investment is written down to its estimated fair value. An impairment that is other than temporary could significantly and adversely impact reported results of operations.
Except as discussed above, there have been no material changes to the application of critical accounting policies and significant judgments and estimates as disclosed in our 2018 10-K.
Recent Accounting Pronouncements
Refer to Note 2. "Basis of Presentation," which is incorporated herein by reference.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
There have been no significant changes to our market risk since December 31, 2018. For a discussion of our exposure to market risk, refer to Part II, Item 7A "Quantitative and Qualitative Disclosures About Market Risk" of our 2018 10-K.
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act has been appropriately recorded, processed, summarized and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our CEO and CFO have concluded that, as of June 30, 2019, our disclosure controls and procedures are effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There are no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ending June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
DMAA/Aegeline Claims.   As disclosed in prior Annual Reports on Form 10-K and Quarterly Reports on Forms 10-Q, prior to December 2013, we sold products manufactured by third parties that contained derivatives from geranium known as 1.3-dimethylpentylamine/ dimethylamylamine/ 13-dimethylamylamine, or "DMAA," which were recalled from our stores in November 2013, and/or Aegeline, a compound extracted from bael trees. As of June 30, 2019, individuals (on their own behalf or on behalf of minors or estates have filed 27 personal injury lawsuits involving products containing DMAA and/or Aegeline, where we (or one of our wholly-owned subsidiaries) along with the third-party vendor, have been named as parties:

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
The majority of these matters are currently stayed pending final resolution. In one matter, the plaintiff has filed a motion seeking to lift the stay, among other things. This motion is scheduled to be heard by the court in July 2019.
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
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table sets forth information regarding Holdings’ purchases of shares of common stock during the quarter ended June 30, 2019:

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs

April 1 to April 30, 2019	—	$—	—	$197,795,011
May 1 to May 31, 2019	—	$—	—	$197,795,011
June 1 to June 30, 2019	—	$—	—	$197,795,011
Total	—	$—	—

(1)	Other than as set forth in the table above, we made no purchases of shares of Class A common stock during the quarter ended June 30, 2019.

(2)
In August 2015, the Board approved a $500.0 million multi-year repurchase program in addition to the $500.0 million multi-year program approved in August 2014, bringing the aggregate share repurchase program to $1.0 billion of the Company’s common stock. The Company has utilized $802.2 million of the current repurchase program. As of June 30, 2019, $197.8 million remains available for purchase under the program.

Item 3.   Defaults Upon Senior Securities
None.
Item 4.   Mine Safety Disclosures
Not applicable.
Item 5.  Other Information
None.

Item 6.   Exhibits

Exhibit
No.	Description
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the persons undersigned thereunto duly authorized.

GNC HOLDINGS, INC.
(Registrant)

/s/ Tricia K. Tolivar
Date: July 22, 2019	Tricia K. Tolivar
Chief Financial Officer
(Principal Financial Officer)