Form 10-Q
period 2019-09-30
GNC HOLDINGS, INC.
filed 2019-10-25
CIK 1502034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	September 30, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number:  001-35113
 GNC Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware		20-8536244
(State or other jurisdiction of		(I.R.S. Employer
Incorporation or organization)		Identification No.)

300 Sixth Avenue		15222
Pittsburgh,	Pennsylvania	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code:  (412) 288-4600
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A common stock, par value $0.001 per share	GNC	New York Stock Exchange

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
☐ Yes ☒ No

As of October 18, 2019, there were 84,565,337 outstanding shares of Class A common stock, par value $0.001 per share (the “common stock”), of GNC Holdings, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GNC HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(unaudited)
(in thousands)

	September 30, 2019	December 31, 2018
Current assets:
Cash and cash equivalents	$121,857	$67,224
Receivables, net	111,053	127,317
Inventory (Note 4)	394,763	465,572
Forward contracts for the issuance of convertible preferred stock	—	88,942
Prepaid and other current assets	17,378	55,109
Total current assets	645,051	804,164
Long-term assets:
Goodwill	79,041	140,764
Brand name	300,720	300,720
Other intangible assets, net	72,710	92,727
Property, plant and equipment, net	89,104	155,095
Right-of-use assets (Note 8)	362,774	—
Equity method investments (Note 6)	99,729	—
Other long-term assets	34,752	34,380
Total long-term assets	1,038,830	723,686
Total assets	$1,683,881	$1,527,850
Current liabilities:
Accounts payable	$166,527	$148,782
Current portion of long-term debt (Note 5)	152,919	158,756
Current lease liabilities (Note 8)	115,473	—
Deferred revenue and other current liabilities	97,169	120,169
Total current liabilities	532,088	427,707
Long-term liabilities:
Long-term debt (Note 5)	705,667	993,566
Deferred income taxes	15,223	39,834
Lease liabilities (Note 8)	347,658	—
Other long-term liabilities	47,518	82,249
Total long-term liabilities	1,116,066	1,115,649
Total liabilities	1,648,154	1,543,356
Contingencies (Note 9)

Mezzanine equity:
Convertible preferred stock (Note 10)	211,395	98,804

Stockholders’ deficit:
Common stock	130	130
Additional paid-in capital	1,011,857	1,007,827
Retained earnings	552,095	613,637
Treasury stock, at cost	(1,725,349)	(1,725,349)
Accumulated other comprehensive loss	(14,401)	(10,555)
Total stockholders’ deficit	(175,668)	(114,310)
Total liabilities, mezzanine equity and stockholders’ deficit	$1,683,881	$1,527,850

The accompanying notes are an integral part of the Consolidated Financial Statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(unaudited)
(in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

Revenue (Note 3)	$499,076	$580,185	$1,597,837	$1,805,662
Cost of sales, including warehousing, distribution and occupancy	336,448	395,483	1,038,374	1,206,351
Gross profit	162,628	184,702	559,463	599,311
Selling, general, and administrative	135,795	149,903	427,938	469,164
Long-lived asset impairments	—	14,556	—	14,556
Loss on net asset exchange for the formation of the joint ventures (Note 6)	—	—	21,293	—
Other loss (income), net	179	282	(622)	357
Operating income	26,654	19,961	110,854	115,234
Interest expense, net (Note 5)	24,456	35,732	82,376	90,448
Gain on convertible debt repurchase	—	—	(3,214)	—
Loss on forward contracts for the issuance of convertible preferred stock	—	—	16,787	—
Loss on debt refinancing	—	—	—	16,740
Income (loss) before income taxes	2,198	(15,771)	14,905	8,046
Income tax expense (benefit) (Note 13)	5,733	(7,181)	20,719	(2,895)
(Loss) income before income from equity method investments	(3,535)	(8,590)	(5,814)	10,941
Income from equity method investments (Note 6)	1,117	—	4,192	—
Net (loss) income	$(2,418)	$(8,590)	$(1,622)	$10,941
(Loss) earnings per share (Note 11):
Basic	$(0.09)	$(0.10)	$(0.18)	$0.13
Diluted	$(0.09)	$(0.10)	$(0.18)	$0.13
Weighted average common shares outstanding (Note 11):
Basic	83,823	83,412	83,667	83,326
Diluted	83,823	83,412	83,667	83,431

The accompanying notes are an integral part of the Consolidated Financial Statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

Net (loss) income	$(2,418)	$(8,590)	$(1,622)	$10,941
Other comprehensive (loss) gain:
Net change in interest rate swaps:
Periodic revaluation of interest rate swap, net of tax(1)	(310)	963	(4,605)	(212)
Reclassification adjustment for interest recognized in Consolidated Statement of Operations, net of tax(2)	421	610	925	623
Net change in unrecognized gain (loss) on interest rate swaps, net of tax	111	1,573	(3,680)	411
Foreign currency translation (loss) gain	(791)	834	(166)	(962)
Other comprehensive (loss) gain	(680)	2,407	(3,846)	(551)
Comprehensive (loss) income	$(3,098)	$(6,183)	$(5,468)	$10,390

(1)
Net of tax benefit of $0.1 million and tax expense of $0.4 million, respectively, for the three months ended September 30, 2019 and 2018, and net of tax benefit of $2.1 million and $0.1 million, respectively, for the nine months ended September 30, 2019 and 2018.

(2)
Net of tax expense of $0.1 million and $0.3 million, respectively, for the three months ended September 30, 2019 and 2018, and net of tax expense of $0.4 million and $0.3 million, respectively, for the nine months ended September 30, 2019 and 2018.

The accompanying notes are an integral part of the Consolidated Financial Statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Deficit
(unaudited)
(in thousands)

	Common Stock		Treasury Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
	Class A
	Shares	Dollars
Balance at December 31, 2018	83,886	$130	$(1,725,349)	$1,007,827	$613,637	$(10,555)	$(114,310)
Impact of the adoption of ASC 842	—	—	—	—	(59,936)	—	(59,936)
Comprehensive income	—	—	—	—	(15,262)	(790)	(16,052)
Restricted stock awards	121	—	—	—	—	—	—
Minimum tax withholding requirements	(41)	—	—	(120)	—	—	(120)
Stock-based compensation	—	—	—	1,334	—	—	1,334
Balance at March 31, 2019	83,966	130	(1,725,349)	1,009,041	538,439	(11,345)	(189,084)
Comprehensive income	—	—	—	—	16,058	(2,376)	13,682
Restricted stock awards	628	—	—	—	—	—	—
Minimum tax withholding requirements	(15)	—	—	(28)	—	—	(28)
Stock-based compensation	—	—	—	1,658	—	—	1,658
Repurchase of convertible notes	—	—	—	(80)	—	—	(80)
Balance at June 30, 2019	84,579	130	(1,725,349)	1,010,591	554,497	(13,721)	(173,852)
Comprehensive income	—	—	—	—	(2,418)	(680)	(3,098)
Dividend forfeitures on restricted stock	—	—	—	—	16	—	16
Restricted stock awards	19	—	—	—	—	—	—
Minimum tax withholding requirements	(34)	—	—	(85)	—	—	(85)
Stock-based compensation	—	—	—	1,351	—	—	1,351
Balance at September 30, 2019	84,564	130	(1,725,349)	1,011,857	552,095	(14,401)	(175,668)

Balance at December 31, 2017	83,567	$130	$(1,725,349)	$1,001,315	$543,814	$(5,831)	$(185,921)
Comprehensive income	—	—	—	—	6,190	(846)	5,344
Dividend forfeitures on restricted stock	—	—	—	—	42	—	42
Restricted stock awards	149	—	—	—	—	—	—
Minimum tax withholding requirements	(54)	—	—	(223)	—	—	(223)
Stock-based compensation	—	—	—	1,512	—	—	1,512
Balance at March 31, 2018	83,662	130	(1,725,349)	1,002,604	550,046	(6,677)	(179,246)
Comprehensive income	—	—	—	—	13,341	(2,112)	11,229
Restricted stock awards	229	—	—	—	—	—	—
Minimum tax withholding requirements	(3)	—	—	(3)	—	—	(3)
Stock-based compensation	—	—	—	1,962	—	—	1,962
Balance at June 30, 2018	83,888	130	(1,725,349)	1,004,563	563,387	(8,789)	(166,058)
Comprehensive income	—	—	—	—	(8,590)	2,407	(6,183)
Restricted stock awards	19	—	—	—	—	—	—
Minimum tax withholding requirements	(22)	—	—	(70)	—	—	(70)
Stock-based compensation	—	—	—	1,628	—	—	1,628
Balance at September 30, 2018	83,885	130	(1,725,349)	1,006,121	554,797	(6,382)	$(170,683)

The accompanying notes are an integral part of the Consolidated Financial Statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine months ended September 30,
	2019	2018
Cash flows from operating activities:
Net (loss) income	$(1,622)	$10,941
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization expense	27,170	36,002
Income from equity method investments	(4,192)	—
Amortization of debt costs	16,491	14,583
Stock-based compensation	4,343	5,102
Long-lived asset impairments	—	14,556
Loss on forward contracts related to the issuance of convertible preferred stock	16,787	—
Loss on net asset exchange for the formation of the joint ventures	21,293	—
Gain on convertible notes repurchase	(3,214)	—
Gains on refranchising	(440)	(276)
Loss on debt refinancing	—	16,740
Third-party fees associated with refinancing	—	(16,322)
Distributions received from equity method investments	791	—
Changes in assets and liabilities:
Increase in receivables	(4,933)	(6,080)
Decrease (increase) in inventory	9,718	(5,794)
Increase in prepaid and other current assets	(843)	(6,552)
Increase in accounts payable	48,795	6,860
Decrease in deferred revenue and accrued liabilities	(9,456)	(10,565)
Decrease in net lease liabilities	(25,382)	—
Other operating activities	2,332	(3,506)
Net cash provided by operating activities	97,638	55,689

Cash flows from investing activities:
Capital expenditures	(10,933)	(13,355)
Refranchising proceeds, net of store acquisition costs	2,062	1,916
Proceeds from net asset exchange	99,221	—
Capital contribution to the newly formed joint ventures	(13,079)	—
Net cash provided by (used in) investing activities	77,271	(11,439)

Cash flows from financing activities:
Borrowings under revolving credit facility	22,000	261,500
Payments on revolving credit facility	(22,000)	(261,500)
Proceeds from the issuance of convertible preferred stock	199,950	—
Payments on Tranche B-1 Term Loan	(147,312)	(3,413)
Payments on Tranche B-2 Term Loan	(123,774)	(32,100)
Payments on convertible notes repurchase	(24,708)	—
Original issuance discount and revolving credit facility fees	(10,365)	(35,235)
Fees associated with the issuance of convertible preferred stock	(12,814)	(3,443)
Minimum tax withholding requirements	(233)	(296)
Net cash used in financing activities	(119,256)	(74,487)

Effect of exchange rate changes on cash and cash equivalents	(1,020)	(416)
Net increase (decrease) in cash and cash equivalents	54,633	(30,653)
Beginning balance, cash and cash equivalents	67,224	64,001
Ending balance, cash and cash equivalents	$121,857	$33,348
 The accompanying notes are an integral part of the Consolidated Financial Statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES
Supplemental Cash Flow Information
(unaudited)

	As of September 30,
	2019	2018
Non-cash investing activities:	(in thousands)
Capital expenditures in current liabilities	$1,050	$1,177
Non-cash financing activities:
Original issuance discount (Note 5)	$—	$13,231

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
In March 2019, the Company entered into a strategic joint venture with International Vitamin Corporation ("IVC") regarding the Company's manufacturing business (the "Manufacturing JV"), which enables the Company to increase its focus on product innovation while IVC manages manufacturing and integrates with the Company's supply chain thereby driving more efficient usage of capital. Under the terms of the agreement, the Company received $101 million and contributed its Nutra manufacturing and Anderson facility net assets in exchange for an initial 43% equity interest in the Manufacturing JV. During the second quarter of 2019, the Company recognized a $1.8 million working capital purchase price adjustment, which was settled in the third quarter of 2019. Over the next four years, GNC expects to receive an additional $75 million from IVC, adjusted up or down based on the Manufacturing JV's future performance, as IVC’s ownership of the joint venture increases to 100%.
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
Recently Adopted Accounting Pronouncements

Adoption of the New Lease Standard

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, which requires lessees to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments for all leases with a term greater than 12 months. This standard is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2018 and is required to be applied using a modified retrospective approach. In July 2018, the FASB issued ASU 2018-11, which provides companies with the option to apply the new lease standard either at the beginning of the earliest comparative period presented or in the period of adoption. The Company adopted ASU 2016-02 and its related amendments (collectively known as "ASC 842") during the first quarter of fiscal 2019 electing the optional transition relief amendment that allows for a cumulative-effect adjustment in the period of adoption and did not restate prior periods.  In transitioning to ASC

842, the Company elected to use the practical expedient package available under the guidance for leases that commenced before the effective date and did not elect to use hindsight. The Company has implemented a new lease management and accounting system and updated its processes and internal controls to comply with the new standard.

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
U.S. and Canada Revenue
The following is a summary of revenue disaggregated by major source in the U.S. and Canada segment:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
U.S. company-owned product sales: (1)	(in thousands)
Protein	$73,103	$76,738	$230,520	$251,480
Performance supplements	70,704	68,809	218,565	217,525
Weight management	22,279	29,575	82,665	108,048
Vitamins	43,107	48,322	135,099	148,188
Herbs / Greens	13,939	15,872	45,348	48,975
Wellness	41,995	46,245	135,565	143,626
Health / Beauty	44,356	43,332	137,279	138,911
Food / Drink	23,806	28,325	78,308	82,394
General merchandise	5,051	5,637	17,370	18,577
Total U.S. company-owned product sales	$338,340	$362,855	$1,080,719	$1,157,724
Wholesale sales to franchisees	55,729	58,199	173,855	176,034
Royalties and franchise fees	7,592	7,939	24,239	25,219
Sublease income	10,508	11,087	31,982	34,485
Cooperative advertising and other franchise support fees	4,558	4,739	14,379	16,245
Other (2)	28,007	31,700	84,777	96,543
Total U.S. and Canada revenue	$444,734	$476,519	$1,409,951	$1,506,250

(1)	Includes e-commerce sales.

(2)	Includes revenue primarily related to operations in Canada and the loyalty programs, myGNC Rewards and PRO Access, as further discussed below.
International Revenues
The following is a summary of revenue disaggregated by major source in the International reportable segment:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)
Wholesale sales to franchisees	$22,965	$32,321	$75,421	$81,266
Royalties and franchise fees	6,792	7,150	19,111	20,347
Other (1)	7,183	11,936	22,779	38,494
Total International revenue	$36,940	$51,407	$117,311	$140,107

(1)
Includes revenue related to China operations prior to the transfer of the China business to the HK JV and China JV, which was effective February 13, 2019, wholesale sales to the HK JV and China JV, and revenue from company-owned locations in Ireland.

Manufacturing / Wholesale Revenue
The following is a summary of revenue disaggregated by major source in the Manufacturing / Wholesale reportable segment:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)
Third-party contract manufacturing(1)	$—	$31,212	$15,783	$94,514
Intersegment sales(1)	—	63,695	35,505	193,596
Wholesale partner sales	17,402	21,047	54,792	64,791
Total Manufacturing / Wholesale revenue	$17,402	$115,954	$106,080	$352,901

(1)
The decrease in third-party contract manufacturing and intersegment sales for the three and nine months ended September 30, 2019 compared to the prior year period is due to the transfer of the Nutra manufacturing business to the newly formed Manufacturing JV effective March 1, 2019.

Revenue by Geography
The following is a summary of revenue by geography:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Total revenues by geographic areas(1):	(in thousands)
United States	$477,306	$545,332	$1,526,111	$1,696,887
Foreign	21,770	34,853	71,726	108,775
Total revenues	$499,076	$580,185	$1,597,837	$1,805,662

(1)	Geographic areas are defined based on legal entity jurisdiction.
Balances from Contracts with Customers
Contract assets represent amounts related to the Company's contractual right to consideration for completed performance obligations not yet invoiced. As of December 31, 2018, the Company had contract assets of $25.5 million for specialty manufacturing recorded within prepaid and other current assets on the Consolidated Balance Sheet (with a corresponding reduction to inventory at cost). Due to the transfer of the Nutra manufacturing net assets to the Manufacturing JV on March 1, 2019, the Company had no contract assets on the Consolidated Balance Sheet as of September 30, 2019.

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

The following table presents changes in the Company’s contract liabilities:

	Nine months ended September 30, 2019
	Balance at Beginning of Period	Recognition of revenue included in beginning balance	Contract liability, net of revenue, recognized during the period	Balance at the End of Period
	(in thousands)
Deferred franchise and license fees	$33,464	(7,931)	3,476	$29,009
PRO Access and loyalty program points	24,836	(21,266)	22,562	26,132
Gift card liability	3,416	(1,945)	324	1,795

As of September 30, 2019, the Company had deferred franchise fees with unsatisfied performance obligations extending throughout 2029 of $29.0 million, of which approximately $6.3 million is expected to be recognized over the next 12 months. The Company has elected to use the practical expedient allowed under the rules of adoption to not disclose the duration of the remaining unsatisfied performance obligations for contracts with an original expected length of one year or less.
NOTE 4.  INVENTORY
The net realizable value of inventory consisted of the following:

	September 30, 2019	December 31, 2018
	(in thousands)
Finished product ready for sale	$394,763	$416,113
Work-in-process, bulk product and raw materials(1)	—	46,520
Packaging supplies(1)	—	2,939
Inventory	$394,763	$465,572

(1)
The decrease in work-in-process, bulk product and raw materials and packaging supplies as of September 30, 2019 compared with December 31, 2018 is due to the transfer of the Nutra manufacturing net assets to the Manufacturing JV effective March 1, 2019.

NOTE 5.  LONG-TERM DEBT / INTEREST EXPENSE
Long-term debt consisted of the following:

	September 30, 2019	December 31, 2018
	(in thousands)
Tranche B-1 Term Loan	$—	$147,289
Tranche B-2 Term Loan (net of $8.5 million and $17.5 million discount)	440,009	554,760
FILO Term Loan (net of $8.9 million and $10.9 million discount)	266,132	264,086
Unpaid original issuance discount	—	11,445
Notes	152,944	175,504
Debt issuance costs	(499)	(762)
Total debt	858,586	1,152,322
Less: current debt	(152,919)	(158,756)
Long-term debt	$705,667	$993,566

On February 28, 2018, the Company amended and restated its Senior Credit Facility (the "Amendment", and the Senior Credit Facility as so amended, the "Term Loan Agreement"), which included an extension of the maturity date of a portion of the term loan from March 2019 to March 2021 (the "Tranche B-2 Term Loan"). The remaining term loan continued to have a maturity date of March 2019 ("the Tranche B-1 Term Loan"). In the event that all outstanding amounts under the convertible senior notes exceeding $50.0 million are not repaid, refinanced, converted or effectively discharged prior to May 2020 ("Springing Maturity Date"), the maturity date of the Tranche B-2 Term Loan will become the Springing Maturity Date, subject to certain adjustments. In connection with the debt refinancing, the Company recognized a loss of $16.7 million during the first quarter of 2018, which primarily included third-party fees. As of September 30, 2019, the Company had paid off the Tranche B-1 Term Loan and had $440.0 million outstanding under the Tranche B-2 Term Loan. The Company also entered into a new asset-based credit agreement (the "ABL Credit Agreement"), consisting of:

•
a $275.0 million asset-based Term Loan Facility advanced on a “first-in, last-out” basis (the "FILO Term Loan") with a maturity date of December 2022 (which maturity date will become May 2020, subject to certain adjustments, should the Springing Maturity Date be triggered); and

•
a $100 million asset-based Revolving Credit Facility (the "Revolving Credit Facility") with a maturity date of August 2022 (which maturity date will become May 2020, subject to certain adjustments, should the Springing Maturity Date be triggered). In connection with the transfer of the Nutra manufacturing and Anderson facility net assets to the manufacturing joint venture with IVC, the Revolving Credit Facility commitment was reduced from $100 million to $81 million effective March 2019. As of September 30, 2019 there were no borrowings outstanding on the Revolving Credit Facility.

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
Under the Company’s Term Loan Agreement and ABL Credit Agreement (collectively, the "Credit Facilities"), the Company is required to make certain mandatory prepayments, including a requirement to prepay first the Tranche B-2 Term Loan (until repaid in full) and second the FILO Term Loan (until repaid in full, but only if such prepayment is permitted under the ABL Credit Agreement) in each case annually with amounts based on excess cash flow, as defined in the Company’s Credit Facilities, based on the results of the Company for the prior fiscal year. The payment will be 75% of excess cash flow for each such fiscal year, subject to a reduction to 50% based on the attainment of a certain Consolidated Net First Lien Leverage Ratio, and will be reduced by certain scheduled debt payment amounts. The Company made the first excess cash flow payment in the amount of $9.8 million in April 2019 with respect to the year ending December 31, 2018. The Company currently expects the excess cash flow payment for the year ending

December 31, 2019, which is required to be paid in the second quarter of 2020, to be between $25 million and $35 million at 50%.
At September 30, 2019, the Company's contractual interest rates under the Tranche B-2 Term Loan and the FILO Term Loan were 10.8% and 9.1%, respectively, which consist of LIBOR plus the applicable margin rate. At December 31, 2018, the interest rates under the Tranche B-1 Term Loan, Tranche B-2 Term Loan, and the FILO Term Loan were 5.7%, 11.8%, and 9.5%, respectively. At September 30, 2019, the Company had $68.2 million available under the Revolving Credit Facility, after giving effect to $5.7 million utilized to secure letters of credit and a $7.1 million reduction to borrowing ability as a result of decrease in net collateral.
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
The Company utilized proceeds from the investment from Harbin Pharmaceutical Group Co., Ltd ("Harbin") and the Manufacturing JV with IVC to pay down outstanding long-term debt. The $100 million investment from Harbin received in November 2018 was utilized to pay a portion of the Tranche B-2 Term Loan. The Company elected to use the payment to satisfy the scheduled amortization payments through December 2020. The Company received the remaining $200 million investment from Harbin and $101 million from IVC in the first quarter of 2019, the proceeds of which were used to pay down the remaining balance of the Tranche B-1 Term Loan that matured in March 2019. The remaining proceeds, together with cash generated from operating activities, were utilized to pay $114.0 million of the Tranche B-2 Term Loan and the original issuance discount due to the Tranche B-2 Term Loan lenders at 2% of outstanding balance.
Management believes that cash generated from operations, together with amounts available under the Revolving Credit Facility, will be sufficient to service its debt (including the expected excess cash flow payment), over the next twelve months.  While our plan is to refinance our indebtedness by the end of 2019, we make no assurances regarding the likelihood, certainty or exact timing of this refinancing. In the event that a refinancing does not occur before the Springing Maturity Date or the August 2020 maturity date, management believes that the Company will have the ability to repay $159.1 million of the Notes with projected cash on hand and the Revolving Credit Facility.
Convertible Debt
As of September 30, 2019, the Company maintains $159.1 million in principal amount of 1.5% convertible senior notes due in August 2020 (the "Notes"). The Notes consist of the following components:

	September 30, 2019	December 31, 2018
	(in thousands)
Liability component
Principal	$159,097	$188,565
Conversion feature	(5,419)	(11,489)
Discount related to debt issuance costs	(734)	(1,572)
Net carrying amount	$152,944	$175,504

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

The fair values of the derivative financial instruments included in the Consolidated Balance Sheets consisted of the following:

(in thousands, except percentages)
				Fair Value at
	Notional Amount	Fixed Rate	Balance Sheet Classification	September 30, 2019	December 31, 2018

Accounting cash flow hedges:
Interest rate swap	$275,000	2.82%	Other long-term liabilities	$6,258	$2,371
Interest rate swap(1)	175,000	2.74%	Other long-term liabilities	2,283	839
Net carrying amount	$450,000		Total liabilities	$8,541	$3,210

(1) The notional amount of the $225 million interest rate swap had decreased to $175 million on June 30, 2019 as scheduled.

At September 30, 2019, there was a cumulative unrealized loss of $5.9 million, net of tax, related to these interest rate swaps included in accumulated other comprehensive loss. This loss would be immediately recognized in the Consolidated Statement of Operations if these instruments fail to meet certain cash flow hedge requirements. As of September 30, 2019, the amount included in accumulated other comprehensive loss related to the interest rate swaps to be reclassified into earnings during the next 12 months is $3.6 million. Refer to Note 7, "Fair Value Measurements of Financial Instruments" for more information on how the interest rate swaps are valued.

Interest Expense
Interest expense consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)
Tranche B-1 Term Loan coupon	$—	$1,755	$928	$11,496
Tranche B-2 Term Loan coupon	12,849	20,447	42,271	45,976
FILO Term Loan coupon	6,901	6,901	20,479	15,241
Revolving Credit Facility	97	285	316	655
Terminated revolving credit facility	—	—	—	316
Amortization of discount and debt issuance costs	2,522	3,659	11,087	8,954
Subtotal	22,369	33,047	75,081	82,638
Notes:
Coupon	597	707	2,033	2,121
Amortization of conversion feature	1,413	1,655	4,725	4,898
Amortization of discount and debt issuance costs	193	244	679	731
Total Notes	2,203	2,606	7,437	7,750
Other	(116)	79	(142)	60
Interest expense, net	$24,456	$35,732	$82,376	$90,448

NOTE 6. EQUITY METHOD INVESTMENTS

In February 2019, the Company contributed its China business in exchange for 35% ownership of each of the newly formed joint ventures with Harbin, the HK JV and China JV. The HK JV includes the operation of the cross-border China e-commerce business, and has an exclusive right to use the Company’s trademarks to manufacture and distribute the Company’s products in China (excluding Hong Kong, Taiwan and Macau) via e-commerce channels. The China JV is a retail-focused joint venture to operate GNC's brick-and-mortar retail business in China and it will have an exclusive right to use the Company's trademarks to manufacture and distribute the Company's products in China (excluding Hong Kong, Taiwan and Macau) via retail stores and pharmacies. The HK JV closed in February 2019 and the China JV agreement is expected to be completed in the fourth quarter of 2019 or the first quarter of 2020, following the satisfaction of certain routine regulatory and legal requirements.
In March 2019, the Company received $101 million, net of a $1.8 million working capital purchase price adjustment in the second quarter of 2019, from IVC and contributed the net assets of the Nutra manufacturing and Anderson facilities in exchange for an initial 43% equity interest in a newly formed manufacturing joint venture. In addition, the Company made a capital contribution of $10.7 million to the Manufacturing JV to fund its share of short-term working capital needs. Over the next four years, GNC expects to receive an additional $75 million from IVC, adjusted up or down based on the Manufacturing JV's future performance, as IVC’s ownership of the joint venture increases to 100%. The Manufacturing JV is responsible for the manufacturing of the products previously produced by the Company at the Nutra manufacturing facility.
Gain (loss) from the net asset exchange
In connection with the formation of the joint ventures effective in the first quarter of 2019, the Company deconsolidated its China business and its Nutra manufacturing business which resulted in a pre-tax gain of $5.8 million and loss of $27.1 million, respectively, recorded within loss on net asset exchange for the formation of the joint ventures on the Consolidated Statements of Operations. The $5.8 million gain from the Harbin transaction was calculated based on the difference between the fair value of the 35% equity interest in the HK JV and China JV, less the carrying value of the contributed China business, including $2.4 million of cash, and third-party closing fees. The $27.1 million loss from the Manufacturing JV transaction was calculated based on the fair value of the 43% equity interest retained in the Manufacturing JV and the $101 million in cash received, net of a $1.8 million working capital purchase price adjustment in the second quarter of 2019, less the carrying value of the contributed Nutra and Anderson facilities and third-party closing fees.

The Company's interests in the joint ventures are accounted for as equity method investments due to the Company’s ability to exercise significant influence over management decisions of the joint ventures. Under the equity method, the Company's share of profits and losses from the joint ventures is recorded within income from equity method investments on the Consolidated Statement of Operations. The following table provides a reconciliation of equity method investments on the Company’s Consolidated Balance Sheets:

September 30, 2019
(in thousands)
Manufacturing JV	$75,434
Manufacturing JV capital contribution	10,714
HK JV and China JV	10,180
Income from equity method investments	4,192
Distributions received from equity method investments	(791)
Total Equity method investments	$99,729

In connection with the transaction with IVC, the Company entered into a lease for warehouse space within the Anderson facility. Refer to Note 8, "Leases" for more information. Additionally, the Company purchased approximately $46 million and $118 million, respectively, of finished goods from the Manufacturing JV during the three and nine months ended September 30, 2019 and had approximately $10 million accounts payable outstanding as of September 30, 2019. In connection with the HK JV, the Company recognized revenue, primarily from wholesale sales and royalties, of $3.8 million and $8.1 million, respectively, for the three and nine months ended September 30, 2019 and had $6.4 million accounts receivable outstanding as of September 30, 2019.
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

The carrying value and estimated fair value of the forward contracts for the issuance of convertible preferred stock, the Term Loan Facility, net of discount, Notes (net of the equity component classified in stockholders' equity and discount) and the interest rate swaps were as follows:

	September 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Assets:
Forward contracts for the issuance of convertible preferred stock	$—	$—	$88,942	$88,942
Liabilities:
Tranche B-1 Term Loan	$—	$—	$147,289	$145,080
Tranche B-2 Term Loan	440,009	418,559	554,760	511,766
FILO Term Loan	266,132	266,417	264,086	260,125
Notes	152,944	142,620	175,504	131,628
Interest rate swaps	8,541	8,541	3,210	3,210

The forward contracts for the issuance of convertible preferred stock were measured at fair value, as of the valuation date, using a single factor binomial lattice model (the "Lattice Model") which incorporates the terms and conditions of the convertible preferred stock and is based on changes in the prices of the underlying common share price over successive periods of time. Key assumptions of the Lattice Model include the current price of the underlying stock and its historical and expected volatility, risk-neutral interest rates and the instrument's remaining term.  These assumptions require significant management judgment and are considered Level 3 inputs. The forward contracts were revalued at each reporting period with changes in fair value recognized in the Consolidated Statements of Operations. The forward contracts settled upon issuance on January 2, 2019 and February 13, 2019.
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

NOTE 8. LEASES
The Company has operating leases for retail stores, distribution centers, other leased office locations, vehicles and certain equipment with remaining lease terms of one to 15 years, some of which include options to extend the leases for up to 10 years. As of September 30, 2019, the weighted average remaining lease term was 5.2 years and the weighted average discount rate was 10%. On the Company’s Consolidated Balance Sheets as of September 30, 2019, the Company had lease liabilities of $463.1 million, of which $115.5 million are classified as current, and right-of-use assets of $362.8 million.
The Company has elected to apply the short-term lease exemption for all asset classes and excluded them from the balance sheet. Lease payments for short-term leases are recognized on a straight-line basis over the lease term. The short-term rent expense recognized during the three months and nine months ended September 30, 2019 is immaterial. The components of the Company's rent expense, which is recorded within cost of sales on the Consolidated Statements of Operations, was as follows:

	Three months ended September 30, 2019	Nine months ended September 30, 2019
	(in thousands)
Company-owned and franchise stores:
Operating leases	$36,833	$107,710
Variable lease costs (1)	20,300	62,824
Total company-owned and franchise stores	57,133	170,534
Other	1,822	5,976
Total rent expense	$58,955	$176,510
(1) Includes percent and contingent rent, landlord related taxes and common operating expenses.
Supplemental cash flow information related to leases was as follows:

Nine months ended September 30, 2019
(in thousands)
Operating cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$130,374
Right-of-use assets obtained in exchange for new operating lease liabilities	$23,829

The Company recorded sublease revenue relating to subleases with its franchisees, which includes rental income and other occupancy related items, within revenue on the Consolidated Statements of Operations, of $10.5 million and $32.0 million, respectively, in the three and nine months ended September 30, 2019, and $11.1 million and $34.5 million, respectively, in the three and nine months ended September 30, 2018
Maturities of the lease liabilities (undiscounted lease payments, as defined in Note 2 "Basis of Presentation") as of September 30, 2019 were as follows:

	Operating Leases for Company-Owned and Franchise Stores	Operating Leases for Other (1)	Total Operating Leases	Sublease Income from Franchisees	Rent on Operating Leases, net of Sublease Revenue
	(in thousands)
2019 (remainder)	$40,348	$1,823	$42,171	$(7,641)	$34,530
2020	140,618	6,611	147,229	(27,431)	119,798
2021	111,072	4,739	115,811	(21,938)	93,873
2022	82,612	2,721	85,333	(16,713)	68,620
2023	61,422	1,355	62,777	(12,370)	50,407
Thereafter	137,869	6,703	144,572	(28,900)	115,672
Total future obligations	$573,941	$23,952	$597,893	$(114,993)	$482,900
Less amounts representing interest			(134,762)
Present value of lease obligations			$463,131
(1) Includes various leases for warehouses, vehicles, and various equipment at the Company's facilities.
As of September 30, 2019, leases that the Company has entered into but have not yet commenced are immaterial.
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
Litigation
DMAA / Aegeline Claims.  Prior to December 2013, the Company sold products manufactured by third parties that contained derivatives from geranium known as 1.3-dimethylpentylamine/ dimethylamylamine/ 13-dimethylamylamine, or "DMAA," which were recalled from the Company's stores in November 2013, and/or Aegeline, a compound extracted from bael trees. As of September 30, 2019, the Company was named in 27 personal injury lawsuits involving products containing DMAA and/or Aegeline.
These matters are currently stayed pending final resolution.
The Company is contractually entitled to indemnification by its third-party vendors with regard to these matters, although the Company’s ability to obtain full recovery in respect of any such claims against it is dependent upon the creditworthiness of the vendors and/or their insurance coverage and the absence of any significant defenses available to their insurers.
California Wage and Break Claims. On February 29, 2012, former Senior Store Manager, Elizabeth Naranjo, individually and on behalf of all others similarly situated, sued General Nutrition Corporation in the Superior Court of the State of California for the County of Alameda. The complaint contains eight causes of action, alleging, among other matters, meal, rest break and overtime violations for which indeterminate money damages for wages, penalties, interest, and legal fees are sought. In June 2018, the Court granted in part and denied in part the Company's Motion for Decertification. In August 2018, the plaintiff voluntarily dismissed the class action claims alleging overtime violations. As of September 30, 2019, an immaterial liability has been accrued in the accompanying financial statements. The Company intends to vigorously defend against the remaining class action claims asserted in this action. Trial is currently scheduled for January 2020.
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
Oregon Attorney General. On October 22, 2015, the Attorney General for the State of Oregon sued the Company in Multnomah County Circuit Court for alleged violations of Oregon’s Unlawful Trade Practices Act, in connection with its sale in Oregon of certain third-party products. The Company is vigorously defending itself against these allegations. Along with its Amended Answer and Affirmative Defenses, the Company filed a counterclaim for declaratory relief, asking the court to make certain rulings in favor of the Company, and adding USPlabs, LLC and SK Laboratories as counterclaim defendants.  In March 2018, the Oregon Attorney General filed a motion for summary judgment relating to its first claim for relief, which the Company contested.  The Company filed a cross motion for summary judgment on the first claim for relief, which the Oregon Attorney General contested. Following oral argument in August 2018, the Court denied the State’s motion for summary judgment and granted in part and denied in part the Company’s motion for summary judgment. The parties are in the process of exchanging discovery. Trial is currently scheduled to begin in September 2020.
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
E-Commerce Pricing Matters.  In April 2016, Jenna Kaskorkis, et al. filed a complaint against General Nutrition Centers, Inc. followed by similar cases brought forth by Ashley Gennock in May 2016 and Kenneth Harrison in December 2016.  Plaintiffs allege that the Company's promotional pricing on its website was misleading and did not fairly represent promotions based on average retail prices over a trended period of time being consistent with prices advertised as promotional.  A tentative agreement was reached in the third quarter of 2017 on many of the key terms of a settlement. In September 2019, the Court granted preliminary approval of the parties’ settlement agreement. A final hearing is scheduled for December 2019. The Company currently expects any settlement to be in a form that does not require the recording of a contingent liability.
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
As of September 30, 2019, the Company had issued a total of 299,950 shares of Convertible Preferred Stock. The Convertible Preferred Stock was recorded as Mezzanine Equity, net of issuance cost, on the Consolidated Balance Sheets because the shares are redeemable at the option of the holder if a fundamental change occurs, which includes change in control or delisting. The guaranteed Second Issuance and Third Issuance were considered forward contracts that represented an obligation to both parties until the shares were issued. The forward contracts were recorded at fair value on the Consolidated Balance Sheets as of December 31, 2018, with any changes in fair value recorded in earnings in the Consolidated Statements of Operations. The Company recorded a $16.8 million loss on forward contracts for the issuance of Convertible Preferred Stock during the first quarter of 2019. Upon issuance of the shares associated with the forward contracts, the carrying value of the forward contracts were recorded to Mezzanine Equity.
The Convertible Preferred Stock is not currently redeemable and is only redeemable upon a Fundamental Change at the Stated Value plus any accumulated and unpaid dividends on such shares on the Fundamental Change date. The Company does not believe a fundamental change is considered probable until it occurs. Subsequent adjustment of the amount presented in temporary equity is unnecessary if it is not probable that the instrument will become redeemable.  As the Convertible Preferred Stock is only redeemable upon a fundamental change, the occurrence of which is not probable, we will not accrete the Convertible Preferred Stock until a fundamental change becomes probable to occur.  As such, the Company will recognize changes in the redemption value to the Convertible Preferred Stock as they occur and adjust the carrying value to the redemption value at the end of each reporting period as if the end of the reporting period were also the redemption date for the Convertible Preferred Stock. As of September 30, 2019, the Stated Value of the Convertible Preferred Stock is $300.0 million (299,950 shares at $1,000 per share) and there are accumulated and unpaid dividends on such shares of $14.7 million.

NOTE 11. EARNINGS PER SHARE
The following table represents the Company's basic and dilutive weighted-average shares:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)
Basic weighted average shares	83,823	83,412	83,667	83,326
Effect of dilutive stock-based compensation awards	—	—	—	105
Diluted weighted average shares	83,823	83,412	83,667	83,431

For the three months and nine months ended September 30, 2019 and 2018, the following awards were excluded from the computation of diluted (loss) earnings per share because the impact of applying the treasury method was anti-dilutive or because certain conditions have not been met with respect to the Company's performance awards.

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Anti-dilutive:	(in thousands)
Time-based options and restricted stock awards	3,064	3,076	3,064	3,022
Performance-based restricted stock awards	917	1,241	917	1,013
Contingently issuable:
Performance-based restricted stock awards with a market condition	147	294	147	308
Total stock-based awards excluded from diluted EPS	4,128	4,611	4,128	4,343

All 4.1 million outstanding stock-based awards for the three months and nine months ended September 30, 2019 and all 4.6 million outstanding stock-based awards for the three months ended September 30, 2018 were excluded from the computation of diluted loss per share because the Company was in a net loss position and the inclusion of the awards would have been anti-dilutive. The Company has applied the if-converted method to calculate dilution on the Convertible Preferred Stock and Notes in the three and nine-months ended September 30, 2019, which has resulted in 58.0 million and 52.7 million, respectively, weighted average underlying shares from the Convertible Preferred Stock, which included the cumulative undeclared dividends, and 2.4 million weighted average underlying shares from the Notes being anti-dilutive.

The computations for basic and diluted (loss) earnings per common share are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands, except per share data)
(Loss) earnings per common share - Basic
Net (loss) income	$(2,418)	$(8,590)	$(1,622)	$10,941
Cumulative undeclared convertible preferred stock dividend	5,031	—	13,697	—
Net (loss) income attributable to common shareholders	(7,449)	(8,590)	(15,319)	10,941
Weighted average common shares outstanding - basic	83,823	83,412	83,667	83,326
(Loss) earnings per common share - basic	$(0.09)	$(0.10)	$(0.18)	$0.13
(Loss) earnings per common share - Diluted
Net (loss) income	$(2,418)	$(8,590)	$(1,622)	$10,941
Cumulative undeclared convertible preferred stock dividends	5,031	—	13,697	—
Net (loss) income attributable to common shareholders	(7,449)	(8,590)	(15,319)	10,941
Weighted average common shares outstanding - diluted	83,823	83,412	83,667	83,431
(Loss) earnings per common share - diluted	$(0.09)	$(0.10)	$(0.18)	$0.13

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
The following table represents key financial information for each of the Company's reportable segments:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)
Revenue:
U.S. and Canada	$444,734	$476,519	$1,409,951	$1,506,250
International	36,940	51,407	117,311	140,107
Manufacturing / Wholesale:
Intersegment revenues	—	63,695	35,505	193,596
Third-party	17,402	52,259	70,575	159,305
Subtotal Manufacturing / Wholesale	17,402	115,954	106,080	352,901
Total reportable segment revenues	499,076	643,880	1,633,342	1,999,258
Elimination of intersegment revenues	—	(63,695)	(35,505)	(193,596)
Total revenue	$499,076	$580,185	$1,597,837	$1,805,662
Operating income:
U.S. and Canada	$32,715	$11,466	$134,017	$100,559
International	12,653	16,468	40,972	46,624
Manufacturing / Wholesale	5,052	16,869	32,514	47,722
Total reportable segment operating income	50,420	44,803	207,503	194,905
Corporate costs	(23,766)	(24,732)	(75,106)	(79,511)
Loss on net asset exchange for the formation of the joint ventures	—	—	(21,293)	—
Other	—	(110)	(250)	(160)
Unallocated corporate costs, loss on net asset exchange and other	(23,766)	(24,842)	(96,649)	(79,671)
Total operating income	26,654	19,961	110,854	115,234
Interest expense, net	24,456	35,732	82,376	90,448
Gain on purchase of convertible debt	—	—	(3,214)	—
Loss on forward contracts for the issuance of convertible preferred stock	—	—	16,787	—
Loss on debt refinancing	—	—	—	16,740
Income (loss) before income taxes	$2,198	$(15,771)	$14,905	$8,046

Refer to Note 3, "Revenue" for more information on the Company's reportable segments.

NOTE 13.  INCOME TAXES
The Company recognized $5.7 million of income tax expense during the three months ended September 30, 2019 compared with $7.2 million of income tax benefit in the prior year quarter. The Company recognized $20.7 million of income tax expense during the nine months ended September 30, 2019 compared with $2.9 million of income tax benefit in the same period in 2018. The Company's income tax expense is based on income, statutory tax rates and tax planning opportunities available in the jurisdictions in which it operates. The Company’s year-to-date tax provision is calculated by applying the most recent annualized effective tax rate to year-to-date pre-tax ordinary income. The Company’s most recent annualized effective tax rate was significantly impacted by a gain for tax purposes resulting from the transfer of the Nutra manufacturing net assets to the Manufacturing JV and the establishment of a partial valuation allowance for attributes generated in the current year that may not be realizable, partially offset by discrete tax benefits associated with the finalization of the Company's 2018 federal income tax return. The tax impacts of unusual or infrequent items are recorded discretely in the interim period in which they occur. The Company discretely recorded the tax impact of the loss on forward contracts for the issuance of Convertible Preferred Stock. This loss was not deductible for income tax purposes.
At September 30, 2019 and December 31, 2018, the Company had $9.8 million and $6.9 million of unrecognized tax benefits, respectively, excluding interest and penalties, which if recognized, would affect the effective tax rate. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company accrued $2.1 million at September 30, 2019 and $2.0 million at December 31, 2018, for potential interest and penalties associated with uncertain tax positions. To the extent interest and penalties are not assessed with respect to the ultimate settlement of uncertain tax positions, amounts previously accrued will be reversed as a reduction to income tax expense.
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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q. The following information presented for the three and nine months ended September 30, 2019 and 2018 was prepared by management, is unaudited, and was derived from our unaudited consolidated financial statements and accompanying notes. In the opinion of management, all adjustments necessary for a fair statement of our financial position and operating results for such periods and as of such dates have been included.

Forward-Looking Statements
This Quarterly Report on Form 10-Q and any documents incorporated by reference herein or therein includes forward-looking statements within the meaning of federal securities laws. Forward-looking statements include statements that may relate to our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs and other information that is not historical information. Forward-looking statements can often be identified by the use of terminology such as "subject to," "believe," "anticipate," "plan," "expect," "intend," "estimate," "project," "may," "will," "should," "would," "could," "can," the negatives thereof, variations thereon and similar expressions, or by discussions of strategy.
All forward-looking statements, including, without limitation, our examination of historical operating trends, are based upon our current expectations and include various assumptions. We believe there is a reasonable basis for our expectations and beliefs, but they are inherently uncertain and subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. A detailed discussion of risk and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section titled “Risk Factors” in our 2018 Annual Report on Form 10-K.
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
Business Overview
GNC is a global health and wellness brand with a diversified, omni-channel business. Our assortment of performance and nutritional supplements, vitamins, herbs and greens, health and beauty, food and drink and other general merchandise features innovative private-label products as well as nationally recognized third-party brands, many of which are exclusive to GNC.  We derive our revenues principally from company-owned retail locations, domestic and international franchise activities, e-commerce, and corporate partnerships. We have approximately 7,800 locations in approximately 50 countries.
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
Our Current Strategy
Key elements of our business strategy are detailed below:

•
Leading brand of nutritional supplements. GNC has been in business for more than 80 years and the Company is built on a core foundation as a brand builder of high-quality nutritional supplements. Based on our worldwide network of approximately 7,800 locations and our online channels, we are a leading global brand of health, wellness and performance products.

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
The table below presents the key components of U.S Company-owned same store sales:

	2019			2018
	Q1 3/31	Q2 6/30	Q3 9/30	Q1 3/31	Q2 6/30	Q3 9/30
Contribution to same store sales
Domestic Retail same store sales	(1.9)%	(3.9)%	(4.4)%	(1.2)%	(4.2)%	(3.4)%
GNC.com contribution to same store sales	0.3%	(0.7)%	1.6%	1.7%	3.8%	1.3%
Total Same Store Sales	(1.6)%	(4.6)%	(2.8)%	0.5%	(0.4)%	(2.1)%
Same store sales include point-of-sale retail sales from all our company-owned domestic stores that have been operating for twelve full months following the opening day and retail sales from GNC.com. We are an omni-channel retailer with capabilities that allow a customer to use more than one channel when making a purchase, including in-store and e-commerce channels. Our e-commerce channels include our wholly-owned website GNC.com and third-party websites, including Amazon (the sales from which are included in the GNC.com business unit), where product assortment and price are controlled by us and purchases are fulfilled by direct shipment to the customer from one of our distribution facilities or from third-party e-commerce vendors. In-store sales are reduced by sales originally consummated online or through mobile devices and subsequently returned in-store. Sales of membership programs, including the PRO Access loyalty program and the net change in the deferred points liability associated with the myGNC Rewards program, are excluded from same store sales.
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
Non-GAAP Measures
We have included non-GAAP financial measures below, which have been adjusted to exclude the impact of certain transactions, because we believe such measures represent an effective supplemental means by which to measure our operating performance. We believe that (i) net (loss) income, (ii) diluted earnings per share ("EPS") and

(iii) EBITDA, each on an as adjusted basis to exclude certain items, and (iv) free cash flow are useful metrics to investors and enable management and our investors to evaluate and compare our results from operations in a more meaningful and consistent manner by excluding specific items that are not reflective of ongoing operating results. However, these metrics are not a measurement of our operating performance under GAAP and should not be considered as an alternative to earnings per share, net (loss) income, or any other performance measures derived in accordance with GAAP, or as an alternative to GAAP cash flow from operating activities, or as a measure of our profitability or liquidity.
Reconciliation of Net (Loss) Income and Diluted EPS to Adjusted Net Income and Adjusted Diluted EPS
(in thousands, except per share data)

	Three months ended September 30,				Nine months ended September 30,
	2019		2018		2019		2018
	Net (Loss) Income	Diluted EPS (1)	Net (Loss) Income	Diluted EPS	Net (Loss) Income	Diluted EPS (2)	Net Income	Diluted EPS
	(unaudited)
Reported	$(2,418)	$(0.09)	$(8,590)	$(0.10)	$(1,622)	$(0.18)	$10,941	$0.13
Loss on net asset exchange for equity method investments	—	—	—	—	21,293	0.16	—	—
Gain on convertible notes repurchase	—	—	—	—	(3,214)	(0.02)	—	—
Amortization of discount in connection with early debt payment	—	—	—	—	3,119	0.02	—	—
Loss on forward contract related to the issuance of convertible preferred stock	—	—	—	—	16,787	0.12	—	—
Loss on debt refinancing	—	—	—	—	—	—	16,740	0.20
Long-lived asset impairments	—		14,556	0.17	—		14,556	0.17
Other (3)	825	0.01	3,689	0.05	2,002	0.01	7,152	0.08
Tax effect (4)	4,675	0.06	(4,010)	(0.06)	2,058	0.02	(6,721)	(0.07)
Discrete tax benefit (5)	—	—	(3,583)	(0.04)	—	—	(3,583)	(0.04)
Adjusted	$3,082	$(0.02)	$2,062	$0.02	$40,423	$0.30	$39,085	$0.47

Weighted average diluted common shares outstanding	83,823		83,515		136,589		83,431

Reconciliation of Net (Loss) Income to Adjusted EBITDA
(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(unaudited)
Net (loss) income	$(2,418)	$(8,590)	$(1,622)	$10,941
Income tax expense	5,733	(7,181)	20,719	(2,895)
Interest expense, net	24,456	35,732	82,376	90,448
Loss on debt refinancing	—	—	—	16,740
Depreciation and amortization	8,466	11,896	27,170	36,002
Loss on net asset exchange for equity method investments	—	—	21,293	—
Gain on convertible notes repurchase	—	—	(3,214)	—
Loss on forward contracts related to the issuance of convertible preferred stock	—	—	16,787	—
Long-lived asset impairments	—	14,556	—	14,556
Other (3)	825	3,689	2,002	7,152
Adjusted EBITDA	$37,062	$50,102	$165,511	$172,944

(1) The Company applies the if-converted method to calculate dilution impact of the convertible senior notes and the convertible preferred stock. For reported and adjusted diluted EPS for the three months ended September 30, 2019, the underlying shares of the convertible preferred stock and the convertible senior notes are anti-dilutive. Therefore, the diluted EPS included a reduction to net income for the cumulative undeclared dividends of $5.0 million.
(2) For reported diluted EPS for the nine months ended September 30, 2019, the underlying shares of the convertible preferred stock and the convertible senior notes are anti-dilutive. Therefore, the diluted EPS included a reduction to net income for the cumulative undeclared dividends of $13.7 million. For the adjusted EPS for the nine months ended September 30, 2019, the underlying shares of the convertible preferred stock is dilutive and the convertible senior notes are anti-dilutive. As a result of the difference in the calculation for reported diluted EPS and adjusted diluted EPS, amounts do not sum.
(3) The three months ended September 30, 2019 included retention of $0.5 million, severance expense of $0.4 million, and immaterial refranchising gains. The three months ended September 30, 2018 included retention of $2.1 million, a legal-related charge of $1.3 million, long-lived asset impairments of $14.6 million, China joint venture start-up costs of $0.3 million and immaterial refranchising gains. The nine months ended September 30, 2019 included retention of $1.9 million, severance expense of $0.4 million and immaterial refranchising gains. The nine months ended September 30, 2018 included retention of $5.2 million, a legal related charge of $1.3 million, long-lived asset impairments of $14.6 million, China joint venture start-up costs of $1.0 million and immaterial refranchising gains. The retention expense recognized in 2019 and 2018 relates to an incentive program to retain senior executives and certain other key personnel who are critical to the execution and success of the Company's strategy. The total amount awarded was approximately $10 million, of which approximately $1 million has been forfeited as of September 30, 2019, which vests in four installments of 25% each on November 2018, February 2019, August 2019 and February 2020.
(4) The Company generally utilizes a blended federal rate plus a net state rate that excludes the impact of certain state net operating losses, state credits and valuation allowance to calculate the impact of adjusted items. In connection with the transfer of the Nutra manufacturing net assets to the newly formed manufacturing joint venture in the first quarter of 2019, the Company recorded a gain for tax purposes which was treated as ordinary and impacts the Company’s annual effective tax rate. Therefore, for adjusted diluted EPS, the tax effect for the impact of the loss on net asset exchange for equity method investments related to the manufacturing joint venture transaction was adjusted consistent with the annual treatment for tax purposes. For the three and nine months ended September 30, 2018, the Company utilized an annual effective tax rate, adjusted to exclude discrete items and the tax impact of loss on debt financing.
(5) Relates to discrete tax benefits associated with finalization of the Company's 2017 federal income tax return.

GNC HOLDINGS, INC. AND SUBSIDIARIES
Reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow
(in thousands)

	Nine months ended September 30,
	2019	2018
	(unaudited)

Net cash provided by operating activities	$97,638	$55,689
Capital expenditures	(10,933)	(13,355)
Free cash flow	$86,705	$42,334

Results of Operations
(Calculated as a percentage of consolidated revenue unless indicated otherwise)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Revenues:
U.S. and Canada	89.1%	82.1%	88.2%	83.4%
International	7.4%	8.9%	7.3%	7.8%
Manufacturing / Wholesale:
Intersegment revenues	—%	11.0%	2.2%	10.7%
Third-party	3.5%	9.0%	4.5%	8.8%
Subtotal Manufacturing / Wholesale	3.5%	20.0%	6.7%	19.5%
Elimination of intersegment revenue	—%	(11.0)%	(2.2)%	(10.7)%
Total net revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of sales, including warehousing, distribution and occupancy	67.4%	68.2%	65.0%	66.8%
Gross profit	32.6%	31.8%	35.0%	33.2%
Selling, general and administrative	27.2%	25.8%	26.8%	26.0%
Long-lived asset impairments	—%	2.5%	—%	0.8%
Loss on net asset exchange for the formation of the joint ventures	—%	—%	1.3%	—%
Other income, net	—%	—%	(0.1)%	—%
Total operating expenses	94.6%	96.5%	93.0%	93.6%
Operating income:
U.S. and Canada (*)	7.4%	2.4%	9.5%	6.7%
International (*)	34.3%	32.0%	34.9%	33.3%
Manufacturing / Wholesale (*)	29.0%	14.5%	30.7%	13.5%
Unallocated corporate costs and other
Corporate costs	(4.8)%	(4.3)%	(4.7)%	(4.4)%
Loss on net asset exchange for the formation of the joint ventures	—%	—%	(1.3)%	—%
Other	—%	—%	—%	—%
Subtotal unallocated corporate, loss on net asset exchange and other costs	(4.8)%	(4.3)%	(6.0)%	(4.4)%
Total operating income	5.3%	3.4%	6.9%	6.4%
Interest expense, net	4.9%	6.2%	5.2%	5.0%
Gain on purchase of convertible debt	—%	—%	(0.2)%	—%
Loss on forward contracts for the issuance of convertible preferred stock	—%	—%	1.1%	—%
Loss on debt refinancing	—%	—%	—%	0.9%
Income (loss) before income taxes	0.4%	(2.7)%	0.8%	0.4%
Income tax expense (benefits)	1.1%	(1.2)%	1.3%	(0.2)%
Net (loss) income before income from equity method investments	(0.7)%	(1.5)%	(0.5)%	0.6%
Income from equity method investments	0.2%	—%	0.3%	—%
Net (loss) income	(0.5)%	(1.5)%	(0.2)%	0.6%

(*) Calculated as a percentage of segment revenue.

The following table summarizes the number of our locations for the periods indicated:

	Nine months ended September 30,
	2019	2018
U.S. & Canada
Company-owned(a):
Beginning of period balance	3,206	3,423
Openings	21	18
Acquired franchise locations(b)	21	20
Franchise conversions(c)	(5)	(4)
Closings	(244)	(174)
End of period balance	2,999	3,283
Domestic Franchise:
Beginning of period balance	1,037	1,099
Openings	6	10
Acquired franchise locations(b)	(21)	(20)
Franchise conversions(c)	5	4
Closings	(40)	(45)
End of period balance	987	1,048
International(d):
Beginning of period balance	1,957	2,015
Openings	63	42
Closings	(94)	(89)
China locations contributed to the China joint venture	(5)	—
End of period balance	1,921	1,968
Store-within-a-store (Rite Aid):
Beginning of period balance	2,183	2,418
Openings	31	42
Closings	(342)	(218)
End of period balance	1,872	2,242
Total Locations	7,779	8,541
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

Comparison of the Three Months Ended September 30, 2019 (current quarter) and 2018 (prior year quarter)
Revenues
Our consolidated net revenues decreased $81.1 million, or 14.0%, to $499.1 million for the three months ended September 30, 2019 compared with $580.2 million for the same period in 2018. The decrease in revenue was largely due to the transfer of the Nutra manufacturing and China businesses to the newly formed joint ventures, the closure of company-owned stores under our store portfolio optimization strategy, U.S. and Canada negative same store sales of 2.8% and lower International franchise revenue.
U.S. and Canada.  Revenues in our U.S. and Canada segment decreased $31.8 million, or 6.7%, to $444.7 million for the three months ended September 30, 2019 compared with $476.5 million in the prior year quarter. The $31.8 million decrease was primarily due to the following:

•
The decrease in the number of corporate stores from 3,283 at September 30, 2018 to 2,999 at September 30, 2019 from our store portfolio optimization strategy contributed a $14.8 million decrease to revenue;

•
A decrease in U.S. company-owned same store sales of 2.8%, which includes GNC.com sales, resulted in a $9.7 million decrease to revenue. GNC.com contributed an increase of 1.6% to the same store sales. E-commerce sales comprised 8.6% of U.S. and Canada revenue in the current quarter compared with 7.2% in the prior year quarter;

•	A decrease in Canada company-owned store revenue of $3.5 million primarily due to a decrease in same store sales of 6.3%; and

•
A decrease in domestic franchise revenue of $2.6 million due to a decrease in same store sales of 0.8% and decrease in number of franchise stores from 1,048 at September 30, 2018 to 987 at September 30, 2019.

International. Revenues in our International segment decreased $14.5 million, or 28.1%, to $36.9 million in the current quarter compared with $51.4 million in the prior year quarter. Revenue from our international franchisees decreased by $9.1 million in the current quarter compared with the prior year quarter primarily due to lower sales in Hong Kong and other temporary challenges in Saudi Arabia and South Korea. The decrease in revenue from our China business is due to the transfer of the China business to the newly formed joint ventures effective February 13, 2019 (the "HK JV" and "China JV").
Manufacturing / Wholesale. Revenues in our Manufacturing / Wholesale segment, excluding intersegment sales, decreased $34.9 million, or 66.7%, to $17.4 million for the three months ended September 30, 2019 compared with $52.3 million in the prior year quarter primarily due to the transfer of the Nutra manufacturing business to the newly formed manufacturing joint venture (the "Manufacturing JV") with International Vitamin Corporation ("IVC"), effective March 1, 2019. Sales to our wholesale partners decreased $3.6 million, or 17.3%, from $21.0 million in the prior year quarter to $17.4 million in the current quarter primarily due to the termination of the consignment agreement with Rite Aid in the fourth quarter of 2018. There were no intersegment sales in the current quarter compared to $63.7 million in the prior year quarter.
Cost of Sales and Gross Profit
Cost of sales, which includes product costs, warehousing, distribution and occupancy costs, decreased $59.1 million to $336.4 million for the three months ended September 30, 2019 compared with $395.5 million in the prior year quarter. Gross profit decreased $22.1 million from $184.7 million in the prior year quarter to $162.6 million in the current quarter, but increased as a percentage of revenue from 31.8% in the prior year quarter to 32.6% in the current quarter. The increase in gross profit rate was due to the transfer of the Nutra manufacturing business to the Manufacturing JV and lower occupancy expense as a result of the adoption of the new lease standard, store closures and rent reductions associated with our store portfolio optimization strategy.
Selling, General and Administrative (“SG&A”) Expense
SG&A expense, including compensation and related benefits, advertising and other expenses, decreased $14.1 million, or 9.4%, from $149.9 million in the prior year quarter to $135.8 million in the current quarter. SG&A expense, as a percentage of revenue, was 27.2% and 25.8% for the three months ended September 30, 2019 and 2018, respectively.

During the three months ended September 30, 2019 and 2018, we recognized $0.5 million and $2.1 million, respectively, related to a retention program adopted in the first quarter of 2018 to retain senior executives and certain other key personnel who are critical to the execution and success of our strategy. The total amount awarded was approximately $10 million, of which approximately $1 million has been forfeited as of September 30, 2019, which vests in four installments of 25% each over two years through February 2020. We also incurred $0.4 million in severance expenses during the current quarter associated with our organizational realignment to more effectively align the structure in support of the key growth areas of the Company. During the prior year quarter, we recorded $0.3 million related to China joint venture start-up costs and $1.3 million in legal-related charges.
Excluding the impact of these items, SG&A expense decreased $11.2 million in the current quarter compared with the prior year quarter, and, as a percentage of revenue, was 27.0% and 25.2% for the three months ended September 30, 2019 and 2018, respectively. The decrease in SG&A expense was primarily due to lower salaries and benefits associated with the store portfolio optimization and cost saving initiatives, cost reduction realized in connection with the newly formed strategic joint ventures and lower consignment commissions as a result of the termination of the consignment agreement with Rite Aid in the fourth quarter of 2018. The increase in SG&A expense as a percentage of revenue was primarily driven by deleverage in salaries and benefits associated with a decrease in sales and to a lesser extent an increase in consulting fees.
Long-lived Asset Impairments
We recorded long-lived asset impairment and other store closing charges totaling $14.6 million for the three months ended September 30, 2018 associated with our store portfolio optimization strategy. The charges primarily related to certain of our corporate stores for which estimated future undiscounted cash flows could not support the carrying values of property and equipment.
Other Loss (Income), net
Other loss, net, of $0.2 million and $0.3 million in the current quarter and prior year quarter, respectively, included foreign currency losses partially offset by refranchising gains.
Operating Income
As a result of the foregoing, consolidated operating income increased $6.7 million, or 33.5%, to $26.7 million for the three months ended September 30, 2019 compared with $20.0 million in the prior year quarter, and as a percentage of revenue, was 5.3% and 3.4% for the three months ended September 30, 2019 and 2018, respectively. Operating income in the prior year quarter was significantly impacted by the $14.6 million long-lived asset impairment and other store closing charges.
U.S. and Canada. Operating income increased $21.2 million to $32.7 million for the three months ended September 30, 2019 compared with $11.5 million for the same period in 2018. Operating income was 7.4% of segment revenue in the current quarter compared with 2.4% in the prior year quarter. Excluding the long-lived asset impairment charge and other store closing costs of $14.6 million recorded in the prior year quarter, and immaterial gains on refranchising in the current quarter and prior year quarter, operating income was $32.7 million, or 7.3% of segment revenue, in the current quarter compared with $26.0 million, or 5.4% of segment revenue, for the three months ended September 30, 2018. The increase in operating income percentage in the current quarter compared to the prior year quarter was primarily due to lower occupancy and salaries and benefits.
International. Operating income decreased $3.8 million, or 23.2%, to $12.7 million for the three months ended September 30, 2019 compared with $16.5 million in the prior year quarter. Operating income was 34.3% of segment revenue in the current quarter compared with 32.0% in the prior year quarter. The prior year quarter included $1.0 million related to China joint venture start-up costs, of which $0.6 million were related to costs incurred in the first six months of 2018 within corporate costs which were reclassified into International in the prior year quarter. Excluding the China joint venture start-up costs, operating income in the prior year quarter was $17.4 million, or 33.9% of segment revenue. The increase in operating income percentage in the current quarter compared to the prior year quarter was primarily a result of the transfer of the China business to the HK JV and China JV.
Manufacturing / Wholesale. Operating income decreased $11.8 million, or 70.1%, to $5.1 million for the three months ended September 30, 2019 compared with $16.9 million in the prior year quarter.  Operating income as a percentage of segment revenue increased from 14.5% in the prior year quarter to 29.0% in the current quarter. Revenue decreased as a result of the transfer of the Nutra manufacturing business to the Manufacturing JV as described above, however, operating income margins were positively impacted as the Manufacturing / Wholesale segment recognized profit margin that resulted from maintaining consistent pricing to what was charged to our other operating segments prior to the inception of the Manufacturing JV, and recorded profit on intersegment sales associated with inventory produced prior to the transfer of the Nutra manufacturing business to the Manufacturing JV.
Corporate costs. Corporate costs decreased $0.9 million to $23.8 million for the three months ended September 30, 2019 compared with $24.7 million in the prior year quarter. As explained above, the current year quarter included retention of $0.5 million and severance expense of $0.4 million, and the prior year quarter included retention of $2.1 million and a $1.3 million legal-related charge. Additionally, $0.6 million related to China joint venture start-up costs incurred in the first six month of 2018 was reclassified from Corporate costs into International in the prior year quarter. Excluding these charges, corporate costs increased $1.0 million in the current quarter compared with the prior year quarter.
Interest Expense, net
Interest expense was $24.5 million for the three months ended September 30, 2019 compared with $35.7 million for the three months ended September 30, 2018 primarily as a result of the reduction in long-term debt of approximately $298 million during the first half of 2019.
Income Tax Expense (Benefit)
We recognized $5.7 million of income tax expense during the three months ended September 30, 2019 compared with $7.2 million of income tax benefit for the same period in 2018. The Company’s annualized effective tax rate for the three months ended September 30, 2019 increased over the prior year period as a result of a gain for tax purposes resulting from the transfer of the Nutra manufacturing business to the Manufacturing JV, as well as the establishment of a partial valuation allowance for attributes generated in the current year period that may not be realizable.
Income from Equity Method Investments
We recognized $1.1 million of income from equity method investments during the three months ended September 30, 2019 in connection with the Manufacturing JV and HK JV. Refer to Item 1, "Financial Statements,"Note 6, "Equity Method Investments" for more information.
Net Loss
As a result of the foregoing, consolidated net loss was $2.4 million for the three months ended September 30, 2019 compared with net loss of $8.6 million for the same period in 2018. Excluding certain expenses as reconciled in the table above, under the caption "Reconciliation of Net Income and Diluted EPS to Adjusted Net Income and Adjusted Diluted EPS", adjusted net income was $3.1 million for the current quarter compared with adjusted net income of $2.1 million for the same period in 2018.
Diluted (Loss) Earnings Per Share
Diluted loss per share was $0.09 for the three months ended September 30, 2019 compared with $0.10 for the same period in 2018. The current quarter diluted loss per share included an increase to net loss for the cumulative undeclared dividends of $5.0 million. Excluding certain expenses as reconciled in the table above, under the caption "Reconciliation of Net Income and Diluted EPS to Adjusted Net Income and Adjusted Diluted EPS", adjusted diluted loss per share was $0.02 for the current quarter compared with diluted EPS of $0.02 for the same period in 2018.
Comparison of the Nine Months Ended September 30, 2019 (current year period) and 2018 (prior year period)
Revenues
Our consolidated net revenues decreased $207.9 million, or 11.5%, to $1,597.8 million for the nine months ended September 30, 2019 compared with $1,805.7 million for the same period in 2018. The decrease in revenue was largely due to the transfer of the Nutra manufacturing and China e-commerce businesses to the newly formed joint ventures, the closure of company-owned stores under our store portfolio optimization strategy, and negative same store sales of 3.0%.
U.S. and Canada.  Revenues in our U.S. and Canada segment decreased $96.3 million, or 6.4%, to $1,410.0 million for the nine months ended September 30, 2019 compared with $1,506.3 million in the prior year period. The $96.3 million decrease was primarily due to the following:

•
The decrease in the number of corporate stores from 3,283 at September 30, 2018 to 2,999 at September 30, 2019 from our store portfolio optimization strategy which contributed a $44.0 million decrease to revenue;

•
A decrease in U.S. company-owned same store sales of 3.0%, which includes GNC.com sales, resulted in a $33.4 million decrease to revenue. GNC.com contributed an increase of 0.4% to the same store sales. E-commerce sales as a percentage of U.S. and Canada revenue was 8.0% in the current period compared with 7.5% in the prior year period;

•	A decrease in Canada company-owned stores revenue of $9.6 million primarily due to a decrease in same store sales of 5.1%; and

•
A decrease in domestic franchise revenue of $6.8 million due to a decrease in same store sales of 0.7% and decrease in number of franchise stores from 1,048 at September 30, 2018 to 987 at September 30, 2019.

International. Revenues in our International segment decreased $22.8 million, or 16.3%, to $117.3 million in the nine months ended September 30, 2019 compared with $140.1 million in the prior year period mostly due to the transfer of the China business effective February 13, 2019 to the HK JV and China JV. Revenue from our international franchisees decreased by $3.8 million in the current year period compared with the prior year period primarily due to lower sales in Hong Kong and other temporary challenges in Saudi Arabia and South Korea.
Manufacturing / Wholesale. Revenues in our Manufacturing / Wholesale segment, excluding intersegment sales, decreased $88.7 million, or 55.7%, to $70.6 million for the nine months ended September 30, 2019 compared with $159.3 million in the prior year period primarily due to the transfer of the Nutra manufacturing business for the Manufacturing JV with IVC effective in March 2019. As a result, third-party contract manufacturing sales decreased $78.7 million to $15.8 million for the nine months ended September 30, 2019 compared with $94.5 million in the prior year period. Sales to our wholesale partners decreased $10.0 million, or 15.4%, from $64.8 million in the prior year period to $54.8 million in the current year period primarily due to the termination of the consignment agreement with Rite Aid in the fourth quarter of 2018. Intersegment sales were $193.6 million in the prior year period compared with $35.5 million in the current year period.
Cost of Sales and Gross Profit
Cost of sales, which includes product costs, warehousing, distribution and occupancy costs, decreased $168.0 million to $1,038.4 million for the nine months ended September 30, 2019 compared with $1,206.4 million in the prior year period. Gross profit decreased $39.8 million from $599.3 million in the prior year period to $559.5 million in the current year period, but increased as a percentage of revenue from 33.2% in the prior year period to 35.0% in the current year period. The increase in gross profit rate was due to the transfer of the Nutra manufacturing business to the Manufacturing JV and lower occupancy expense as a result of the adoption of the new lease standard, store closures and rent reductions associated with the store portfolio optimization strategy.
Selling, General and Administrative Expense
SG&A expense, including compensation and related benefits, advertising and other expenses, decreased $41.3 million, or 8.8%, from $469.2 million in the prior year period to $427.9 million in the current year period. SG&A expense, as a percentage of revenue, was 26.8% and 26.0% for the nine months ended September 30, 2019 and 2018, respectively. During the nine months ended September 30, 2019, we recognized $1.9 million related to the aforementioned retention program and $0.4 million of severance expense. During the nine months ended September 30, 2018, we recognized $5.2 million related to the retention program, $1.0 million related to China joint venture start-up costs and a legal-related charge of $1.3 million.
Excluding the impact of these items, SG&A expense decreased $36.2 million in the current year period compared to the prior year period and, as a percentage of revenue, was 26.6% for the nine months ended September 30, 2019 compared with 25.6% for the same period in 2018. The decrease in SG&A expense was primarily due to lower salaries and benefits associated with the store portfolio optimization and cost savings initiatives, cost reduction realized in connection with the newly formed strategic joint ventures, more normalized marketing expense and lower consignment commissions as a result of the termination of the consignment agreement with Rite Aid in the fourth quarter of 2018. The increase in SG&A expense as a percentage of revenue was primarily driven by deleverage in salaries and benefits associated with a decrease in sales.

Long-lived Asset Impairments
We recorded long-lived asset impairment and other store closing charges totaling $14.6 million for the nine months ended September 30, 2018 associated with the store portfolio optimization. The charges primarily relate to certain of our corporate stores for which estimated future undiscounted cash flows could not support the carrying values of property and equipment.
Loss on net asset exchange for the formation of the joint ventures.
We contributed our China business in exchange for 35% equity interest in each of the new HK JV and China JV. In addition, we contributed our Nutra manufacturing and Anderson facility net assets to the Manufacturing JV in exchange for $101 million and an initial 43% equity interest in the Manufacturing JV during the first quarter of 2019. During the second quarter of 2019, we made a $1.8 million working capital purchase price adjustment related to the Manufacturing JV. As a result of the joint venture transactions, we recognized a pre-tax loss for the nine months ended September 30, 2019 of $21.3 million.
Other Income (Loss), net
Other income, net, of $0.6 million in the current year period includes gains on refranchising and foreign currency gains. Other loss, net, of $0.4 million in the prior year period includes foreign currency losses partially offset by a refranchising gain.
Operating Income
As a result of the foregoing, consolidated operating income decreased $4.3 million, or 3.8%, to $110.9 million for the nine months ended September 30, 2019 compared with $115.2 million in the prior year period, and as a percentage of revenue, was 6.9% and 6.4% for the nine months ended September 30, 2019 and 2018, respectively. Operating income in the current year period was significantly impacted by the $21.3 million loss on net asset exchange for the formation of the joint ventures. Operating income in the prior year period was significantly impacted by the $14.6 million long-lived asset impairment and other store closing charges.
U.S. and Canada. Operating income increased $33.4 million to $134.0 million for the nine months ended September 30, 2019 compared with $100.6 million for the same period in 2018. As a percentage of segment revenue, operating income was 9.5% in the current year period compared with 6.7% in the prior year period. Excluding long-lived asset impairment and other store closing charges of $14.6 million in the prior year period and immaterial refranchising gains in the current year and prior year periods, operating income was 9.5% in the current year period compared with 7.6% in the prior year period. The increase in operating income was primarily due to lower occupancy, salaries and benefits, marketing, and distribution and transportation costs as compared to the same period in 2018. The increase in operating income as a percentage of segment revenue was driven by the lower occupancy expense.
International. Operating income decreased $5.6 million, or 12.1%, to $41.0 million for the nine months ended September 30, 2019 compared with $46.6 million in the prior year period. Operating income was 34.9% of segment revenue in the current year period compared with 33.3% in the prior year period. The increase in operating income percentage was primarily a result of the transfer of the China business to the HK JV and China JV.
Manufacturing / Wholesale. Operating income decreased $15.2 million, or 31.9%, to $32.5 million for the nine months ended September 30, 2019 compared with $47.7 million in the prior year period.  Operating income as a percentage of segment revenue increased from 13.5% in the prior year period to 30.7% in the current year period. Revenue decreased as a result of the transfer of the Nutra manufacturing business to the Manufacturing JV as described above, however, operating income margins were positively impacted as the Manufacturing / Wholesale segment recognized profit margin that resulted from maintaining consistent pricing to what was charged to our other operating segments prior to the inception of the Manufacturing JV, and recorded profit on intersegment sales associated with inventory produced prior to the transfer of the Nutra manufacturing business to the joint venture.
Corporate costs. Corporate costs decreased $4.4 million to $75.1 million for the nine months ended September 30, 2019 compared with $79.5 million in the prior year period. Excluding the retention and severance expenses as explained above in the current year period and the retention and a legal-related charge in the prior year period, corporate costs in the current year period were flat compared to the prior year period.

Interest Expense, net
Interest expense was $82.4 million in the nine months ended September 30, 2019 compared with $90.4 million in the nine months ended September 30, 2018. The decrease in interest expense is primarily due to the reduction in long-term debt of approximately $298 million during the first half of 2019, partially offset by higher interest rates on the the FILO Term Loan and the amortization of original issuance discount in connection with the early payment on the Tranche B-2 Term Loan.
Gain on Convertible Debt Repurchase
In the second quarter of 2019, the Company repurchased $29.5 million in aggregate principle amount of the Notes for $24.7 million in cash. The convertible debt repurchase resulted in a gain of $3.2 million in the nine months ended September 30, 2019, which included the unamortized conversion feature of $1.3 million and unamortized discount of $0.2 million. Refer to Note 5. "Long-term Debt / Interest Expense" for more information.
Loss on Forward Contracts for the Issuance of Convertible Preferred Stock
A loss of $16.8 million was recorded in the nine months ended September 30, 2019 for the change in fair value of the forward contracts related to the issuance of the convertible preferred stock. Refer to Note 10. "Mezzanine Equity" for more information.
Loss on Debt Refinancing
In connection with the refinancing of the Senior Credit Facility during the nine months ended September 30, 2018, we recorded a loss of $16.7 million, which primarily included third-party fees relating to the Tranche B-2 Term Loan and the FILO Term Loan.
Income Tax Expense (Benefit)
We recognized $20.7 million of income tax expense during the nine months ended September 30, 2019 compared with $2.9 million of income benefit for the same period in 2018. The Company’s annualized effective tax rate for the nine months ended September 30, 2019 increased over the prior year period as a result of a gain for tax purposes resulting from the transfer of the Nutra manufacturing business to the Manufacturing JV, as well as the establishment of a partial valuation allowance for attributes generated in the current year period that may not be realizable.
Income from Equity Method Investments
We recognized $4.2 million income from equity method investments during the nine months ended September 30, 2019 in connection with the newly formed joint ventures effective in the first quarter of 2019. Refer to Note 6, "Equity Method Investments" for more information.
Net (Loss) Income
As a result of the foregoing, consolidated net loss was $1.6 million for the nine months ended September 30, 2019 compared with net income of $10.9 million for the same period in 2018. Excluding certain expenses as reconciled in the table above, under the caption "Reconciliation of Net Income and Diluted EPS to Adjusted Net Income and Adjusted Diluted EPS", adjusted net income of $40.4 million in the nine months ended September 30, 2019 increased $1.3 million compared with adjusted net income of $39.1 million for the same period in 2018.
Diluted (Loss) Earnings Per Share
For the first nine months of 2019, diluted EPS was a loss of $0.18, compared with diluted EPS of $0.13 for the same period in 2018. Excluding certain expenses as reconciled in the table above, under the caption "Reconciliation of Net Income and Diluted EPS to Adjusted Net Income and Adjusted Diluted EPS", adjusted diluted EPS was $0.30 for the three months ended September 30, 2019 compared with $0.47 for the same period in 2018.

Liquidity and Capital Resources
As of September 30, 2019, we had $68.2 million available under the Revolving Credit Facility, after giving effect to $5.7 million utilized to secure letters of credit and $7.1 million reduction to borrowing ability as a result of a decrease in net collateral.  Our ability to make scheduled payments of principal on, to pay interest on or to refinance our debt and to satisfy our other debt obligations will depend on our future operating performance, which will be affected by general economic, financial and other factors beyond our control. We expect to make an excess cash flow payment between $25 million and $35 million at 50% with respect to the year ending December 31, 2019, which is expected to be paid in the second quarter of 2020.
We currently anticipate that cash generated from operations, together with amounts available under the Revolving Credit Facility, will be sufficient to service our debt (including the expected excess cash flow payment), meet our operating expenses and fund capital expenditures over the next 12 months. While our plan is to refinance the majority of our indebtedness by the end of 2019, we make no assurances regarding the likelihood, certainty or exact timing of this refinancing. In the event that all outstanding amounts under the Notes in excess of $50.0 million are not repaid, refinanced, converted or effectively discharged prior to the Springing Maturity Date, the maturity date of the Tranche B-2 becomes the Springing Maturity Date, subject to certain adjustments. In the event that the aforementioned refinancing does not occur before the Springing Maturity Date or the August 2020 maturity date, management believes that the Company will have the ability to repay the outstanding balance on the Notes of $159.1 million with projected cash on hand and the Revolving Credit Facility. We are currently in compliance with our debt covenant reporting and compliance obligations under our Credit Facilities and expect to remain in compliance over the next twelve months.
Cash Provided by Operating Activities
Cash provided by operating activities increased by $41.9 million from $55.7 million for the nine months ended September 30, 2018 to $97.6 million for the nine months ended September 30, 2019 driven primarily by an increase in accounts payable as a result of the Company's cash management efforts as well as the establishment of payables associated with the Manufacturing JV.
Cash Provided by (Used in) Investing Activities
Cash provided by investing activities was $77.3 million for the nine months ended September 30, 2019 compared with cash used in investing activities of $11.4 million for the same period in 2018 primarily due to the $101 million cash proceeds received from IVC, net of $1.8 million working capital purchase price adjustment, in exchange for their 57% ownership in the Manufacturing JV. In addition, we made a capital contribution of $10.7 million to the Manufacturing JV for our share of short-term working capital needs and contributed $2.4 million from our China business to the HK JV and China JV. Capital expenditures for the nine months ended September 30, 2019 was $10.9 million compared with $13.4 million for the same period in 2018.
We expect capital expenditures to be approximately $15 million to $20 million in 2019, which includes investments for store development, IT infrastructure and maintenance. We anticipate funding our 2019 capital requirements with cash flows from operations and, if necessary, borrowings under the Revolving Credit Facility.
Cash Used in Financing Activities
For the nine months ended September 30, 2019, cash used in financing activities was $119.3 million, primarily consisting of $147.3 million in payments on the Tranche B-1 Term Loan, $123.8 million in payments on the Tranche B-2 Term Loan, $24.7 million payments for the repurchase of Notes, $12.8 million in fees paid for the issuance of the Convertible Preferred Stock and a $10.4 million original issuance discount (“OID”) paid to the Tranche B-2 Term Loan lender at 2% of the outstanding balance, partially offset by approximately $200 million of proceeds from the issuance of the Convertible Preferred Stock.
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
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and
15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act has been appropriately recorded, processed, summarized and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our CEO and CFO have concluded that, as of September 30, 2019, our disclosure controls and procedures are effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There are no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ending September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
DMAA/Aegeline Claims.   As disclosed in prior Annual Reports on Form 10-K and Quarterly Reports on Forms 10-Q, prior to December 2013, we sold products manufactured by third parties that contained derivatives from geranium known as 1.3-dimethylpentylamine/ dimethylamylamine/ 13-dimethylamylamine, or "DMAA," which were recalled from our stores in November 2013, and/or Aegeline, a compound extracted from bael trees. As of September 30, 2019, individuals (on their own behalf or on behalf of minors or estates) have filed 27 personal injury lawsuits involving products containing DMAA and/or Aegeline, where we (or one of our wholly-owned subsidiaries) along with the third-party vendor, have been named as parties:

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
These matters are currently stayed pending final resolution.
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
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table sets forth information regarding Holdings’ purchases of shares of common stock during the quarter ended September 30, 2019:

Period (1)	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs

July 1 to July 31, 2019	—	$—	—	$197,795,011
August 1 to August 31, 2019	—	$—	—	$197,795,011
September 1 to September 30, 2019	32,191	$—	—	$197,795,011
Total	32,191	$—	—

(1)	Other than as set forth in the table above, we made no purchases of shares of Class A common stock during the quarter ended September 30, 2019.

(2)	Includes 32,191 shares withheld from employees to satisfy minimum tax withholding obligations associated with the vesting of restricted stock during the period.

(3)
In August 2015, the Board approved a $500.0 million multi-year repurchase program in addition to the $500.0 million multi-year program approved in August 2014, bringing the aggregate share repurchase program to $1.0 billion of the Company’s common stock. The Company has utilized $802.2 million of the current repurchase program. As of September 30, 2019, $197.8 million remains available for purchase under the program.

Item 3.   Defaults Upon Senior Securities
None.
Item 4.   Mine Safety Disclosures
Not applicable.
Item 5.  Other Information
None.

Item 6.   Exhibits

Exhibit
No.	Description
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
10.1*	Amended and Restated Stock Holders Agreement, dated February 13, 2019
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the persons undersigned thereunto duly authorized.

GNC HOLDINGS, INC.
(Registrant)

/s/ Tricia K. Tolivar
Date: October 25, 2019	Tricia K. Tolivar
Chief Financial Officer
(Principal Financial Officer)