Form 10-Q
period 2020-03-31
GNC HOLDINGS, INC.
filed 2020-05-11
CIK 1502034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	March 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number:  001-35113
 GNC Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware		20-8536244
(State or other jurisdiction of		(I.R.S. Employer
Incorporation or organization)		Identification No.)

300 Sixth Avenue		15222
Pittsburgh,	Pennsylvania	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code:  (412) 288-4600
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A common stock, par value $0.001 per share	GNC	New York Stock Exchange

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
                    ☐ Yes ☒ No

As of May 6, 2020, there were 84,607,231 outstanding shares of Class A common stock, par value $0.001 per share (the “common stock”), of GNC Holdings, Inc.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

GNC HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(unaudited)
(in thousands)

	March 31, 2020	December 31, 2019
Current assets:
Cash and cash equivalents	$137,444	$117,046
Receivables, net of allowance of $27,390 and $22,648, respectively (Note 2)	83,932	101,234
Receivables due from related parties (Note 8)	6,547	8,946
Inventory (Note 4)	367,402	387,655
Prepaid and other current assets	34,348	24,880
Total current assets	629,673	639,761
Long-term assets:
Goodwill (Note 6)	73,552	79,109
Brand name (Note 6)	189,000	300,720
Other intangible assets, net (Note 6)	69,891	71,298
Property, plant and equipment, net (Note 5)	72,054	86,916
Right-of-use assets	305,788	350,579
Equity method investments (Note 8)	42,520	97,930
Deferred tax assets	12,389	—
Other long-term assets	21,090	24,274
Total long-term assets	786,284	1,010,826
Total assets	$1,415,957	$1,650,587
Current liabilities:
Accounts payable	$143,535	$150,742
Accounts payable due to related parties (Note 8)	21,136	11,720
Current portion of long-term debt (Note 7)	895,022	180,566
Current lease liabilities	106,704	112,005
Deferred revenue and other current liabilities	94,812	105,792
Total current liabilities	1,261,209	560,825
Long-term liabilities:
Long-term debt (Note 7)	—	681,999
Deferred income taxes	—	31,586
Lease liabilities	305,194	330,510
Other long-term liabilities	40,549	41,535
Total long-term liabilities	345,743	1,085,630
Total liabilities	1,606,952	1,646,455
Contingencies (Note 10)

Mezzanine equity:
Convertible preferred stock (Note 11)	211,395	211,395

Stockholders’ deficit:
Common stock	131	131
Additional paid-in capital	1,013,394	1,012,076
Retained earnings	318,519	518,605
Treasury stock, at cost	(1,725,349)	(1,725,349)
Accumulated other comprehensive loss	(9,085)	(12,726)
Total stockholders’ deficit	(402,390)	(207,263)
Total liabilities, mezzanine equity and stockholders’ deficit	$1,415,957	$1,650,587

The accompanying notes are an integral part of the Consolidated Financial Statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(unaudited)
(in thousands, except per share amounts)

	Three months ended March 31,
	2020	2019

Revenue (Note 3)	$472,581	$564,764
Cost of sales, including warehousing, distribution and occupancy	335,865	361,673
Gross profit	136,716	203,091
Selling, general, and administrative	144,542	148,303
Long-lived asset impairments and other store closing costs	157,515	—
Loss on net asset exchange for the formation of the joint ventures (Note 8)	1,655	19,514
Other income, net	(962)	(208)
Operating (loss) income	(166,034)	35,482
Interest expense, net (Note 7)	47,444	32,956
Loss on forward contracts for the issuance of convertible preferred stock	—	16,787
Loss before income from equity method investments and income taxes	(213,478)	(14,261)
Income tax (benefit) expense (Note 14)	(53,035)	1,956
Loss before income from equity method investments	(160,443)	(16,217)
(Loss) income from equity method investments (Note 8)	(39,643)	955
Net loss	$(200,086)	$(15,262)
Loss per share (Note 12):
Basic	$(2.45)	$(0.23)
Diluted	$(2.45)	$(0.23)
Weighted average common shares outstanding (Note 12):
Basic	83,897	83,510
Diluted	83,897	83,510

The accompanying notes are an integral part of the Consolidated Financial Statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
(unaudited)
(in thousands)

	Three months ended March 31,
	2020	2019

Net loss	$(200,086)	$(15,262)
Other comprehensive gain (loss):
Net change in interest rate swaps:
Periodic revaluation of interest rate swap, net of tax(1)	(3,542)	(1,464)
Reclassification adjustment for interest recognized in Consolidated Statement of Operations, net of tax(2)	871	236
Net change in unrecognized loss on interest rate swaps, net of tax	(2,671)	(1,228)
Deferred loss recognized on interest rate swap, net of $3.4 million tax expense	7,459	—
Foreign currency translation (loss) gain	(1,147)	438
Other comprehensive gain (loss)	3,641	(790)
Comprehensive loss	$(196,445)	$(16,052)

(1)Net of tax benefit of $1.6 million and $0.7 million, respectively, for the three months ended March 31, 2020 and 2019.
(2)Net of tax expense of $0.4 million and $0.1 million, respectively, for the three months ended March 31, 2020 and 2019.

The accompanying notes are an integral part of the Consolidated Financial Statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Deficit
(unaudited)
(in thousands)

	Common Stock		Treasury Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
	Class A
	Shares	Dollars
Balance at December 31, 2019	84,564	$131	$(1,725,349)	$1,012,076	$518,605	$(12,726)	$(207,263)
Comprehensive income	—	—	—	—	(200,086)	3,641	(196,445)
Restricted stock awards	68	—	—	—	—	—	—
Minimum tax withholding requirements	(24)	—	—	(54)	—	—	(54)
Stock-based compensation	—	—	—	1,372	—	—	1,372
Balance at March 31, 2020	84,608	131	(1,725,349)	1,013,394	318,519	(9,085)	(402,390)

Balance at December 31, 2018	83,886	$130	$(1,725,349)	$1,007,827	$613,637	$(10,555)	$(114,310)
Impact of the adoption of ASC 842	—	—	—	—	(59,936)	—	(59,936)
Comprehensive income	—	—	—	—	(15,262)	(790)	(16,052)
Restricted stock awards	121	—	—	—	—	—	—
Minimum tax withholding requirements	(41)	—	—	(120)	—	—	(120)
Stock-based compensation	—	—	—	1,334	—	—	1,334
Balance at March 31, 2019	83,966	130	(1,725,349)	1,009,041	538,439	(11,345)	(189,084)

The accompanying notes are an integral part of the Consolidated Financial Statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three months ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(200,086)	$(15,262)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization expense	7,858	10,190
Loss (income) from equity method investments	39,643	(955)
Amortization of debt costs	16,814	7,988
Stock-based compensation	1,372	1,334
Long-lived asset impairments and other store closing costs	157,515	—
Loss on forward contracts related to the issuance of convertible preferred stock	—	16,787
Loss on net asset exchange for the formation of the joint ventures	1,655	19,514
Interest expense recognized on interest rate swap	10,810	—
Deferred income tax benefit	(47,677)	(5,064)
Other	(2,107)	(21)
Changes in assets and liabilities:
Decrease (increase) in receivables	17,824	(12,567)
Decrease (increase) in inventory	17,578	(6,886)
Increase in prepaid and other current assets	(8,401)	(3,658)
Increase in accounts payable	3,346	57,722
Decrease in deferred revenue and accrued liabilities	(22,686)	4,437
Decrease in net lease liabilities	(7,035)	(8,485)
Other operating activities	1,492	3,637
Net cash (used in) provided by operating activities	(12,085)	68,711

Cash flows from investing activities:
Capital expenditures	(3,858)	(3,017)
Refranchising proceeds, net of store acquisition costs	180	667
Proceeds from net asset exchange	18,211	101,000
Capital contribution to the newly formed joint ventures	—	(13,079)
Net cash provided by investing activities	14,533	85,571

Cash flows from financing activities:
Borrowings under revolving credit facility	30,000	22,000
Payments on revolving credit facility	—	(22,000)
Proceeds from the issuance of convertible preferred stock	—	199,950
Payments on Tranche B-1 Term Loan	—	(147,312)
Payments on Tranche B-2 Term Loan	(11,719)	(114,000)
Original issuance discount and revolving credit facility fees	—	(10,365)
Fees associated with the issuance of convertible preferred stock	—	(12,564)
Minimum tax withholding requirements	(54)	(120)
Net cash provided by (used) in financing activities	18,227	(84,411)

Effect of exchange rate changes on cash and cash equivalents	(277)	22
Net increase in cash and cash equivalents	20,398	69,893
Beginning balance, cash and cash equivalents	117,046	67,224
Ending balance, cash and cash equivalents	$137,444	$137,117
 The accompanying notes are an integral part of the Consolidated Financial Statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES
Supplemental Cash Flow Information
(unaudited)

	As of March 31,
	2020	2019
Non-cash investing activities (1):	(in thousands)
Net assets contributed to the joint ventures (Note 8)	—	202,487

(1)Capital expenditures included in current liabilities were not material during the three months ended March, 31, 2020 and March 31, 2019, respectively.

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
        The Company's operations consist of three reportable segments, U.S. and Canada, International, and Manufacturing / Wholesale (refer to Note 13, "Segments" for more information). Corporate retail store operations are located in the United States, Canada, Puerto Rico, Ireland and, prior to the joint venture transaction with Harbin Pharmaceutical Group Co., Ltd ("Harbin") in February 2019, China. Franchise locations exist in the United States and approximately 50 other countries. Products can also be purchased through GNC.com, Amazon.com and other marketplaces and select wholesale partners. Additionally, the Company licenses the use of its trademarks and trade names. Prior to the formation of the manufacturing joint venture with International Vitamin Corporation ("IVC") (the "Manufacturing JV") in March 2019, the Company purchased raw materials, manufactured products and sold the finished products through its reportable segments. Refer to Note 8. "Equity Method Investments" for more information of the Company's joint ventures.

Going Concern

As further discussed below, the Company has an accelerated maturity payment due on May 16, 2020 (the “Springing Maturity Date”) that it does not have the ability to pay. Since the Company has not refinanced the $738.7 million of Tranche B-2 Term Loan (the "Tranche B-2 Term Loan), FILO Term Loan (the "FILO Term Loan") and Revolving Credit Facility (the "Revolving Credit Facility") that will become due on the Springing Maturity Date, management has concluded there is substantial doubt regarding the Company's ability to continue as a going concern within one year from the issuance date of the Company’s Consolidated Financial Statements. Failure to complete a refinancing or other restructuring, obtain an extension of the Springing Maturity Date as defined in the Credit Agreements, reach an agreement with required lender groups under the Credit Agreements prior to May 16, 2020 or to reach an agreement with the Company's stakeholders on the terms of an out-of-court restructuring would have a material adverse effect on the Company's liquidity, financial condition and results of operations and may result in filing a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in order to implement a restructuring plan. As of March 31, 2020, the Company's outstanding indebtedness has been classified as current on the Company's Consolidated Balance Sheets. In addition, the Company accelerated the amortization of original issuance discount and deferred financing fees for the Tranche B-2 Term Loan, FILO Term Loan and the Revolving Credit Facility of $12.4 million to the Springing Maturity Date.

The Company has continued to experience negative same store sales and declining gross profit. The Company has closed underperforming stores under its store optimization strategy and implemented cost reduction measures to help mitigate the effect of these declines and improve its financial position and liquidity. At March 31, 2020, the Company has substantial indebtedness including $156.4 million of outstanding indebtedness under the Notes issued under that certain Indenture dated as of August 10, 2015, among the Company, certain of its subsidiaries, and The Bank of New York Mellon Trust Company, N.A, maturing on August 15, 2020 (the "Notes") and $434.8 million of outstanding indebtedness under the Amended and Restated Term Loan Credit Agreement, dated as of February 28, 2018, among GNC Corporation, GNC Nutrition Centers, Inc., as Borrower, the lenders and agents parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent (the “Tranche B-2 Term Loan Credit Agreement" and the term loan thereunder, the "Tranche B-2 Term Loan"). The Company made an excess cash flow payment of $25.9 million that was due in April 2020 which reduced the outstanding amount of the Tranche B-2 Term Loan. The Tranche B-2 Term Loan becomes due on the earlier to occur of (i) the maturity date of March 4, 2021 or (ii) May 16, 2020 if more than $50 million of the Notes are outstanding on such date. Each of the Revolving Credit Facility under the Credit Agreement, dated as of February 28, 2018, among GNC Corporation, GNC Nutritional Centers, Inc., as Administrative Borrower, certain of its subsidiaries, as subsidiary borrowers, the lenders and agents parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent (the “ABL Credit Agreement,” and together with the Tranche B-2 Term Loan Credit Agreement, the "Credit Agreements") and the FILO Term Loan under the ABL Credit Agreement, which otherwise mature in August 2022 and December 2022 respectively, also include an accelerated maturity date of May 16, 2020 if more than $50 million of the Notes are outstanding on such date. The Company does not have the ability to reduce the outstanding balance on the Notes from $156.4 million to below $50 million with projected cash on hand and new borrowings under the Revolving Credit Facility, assuming such borrowings remain available.

The outbreak of novel strain of coronavirus COVID-19 ("COVID-19") caused business disruption in the International segment beginning in January 2020. In late February 2020, the situation escalated as the scope of the COVID-19 outbreak worsened to directly impact areas outside of the Asia-Pacific region, with Europe and the United States recognizing outbreaks of COVID-19. As of March 31, 2020, the Company had temporarily closed approximately 30% of the U.S. and Canada company-owned and franchise stores as a result of the COVID-19 pandemic. There is significant uncertainty on the Company’s business going forward due to various global macroeconomic, operational and supply chain risks as a result of COVID-19.

The Company was in compliance with the debt covenant reporting and compliance obligations under the Credit Agreements as of March 31, 2020. Management does not believe that the Company has the ability to comply with the financial covenants under the Senior Credit Facility Agreements over the next twelve months given the current circumstances stemming from the COVID-19 pandemic.

The Company is in the process of reviewing a range of refinancing options to refinance the Company’s outstanding indebtedness. The Company has been working with an independent committee of the Board supported by independent financial and legal advisors to conduct its review and has had a series of discussions with financing sources in the United States and Asia. The Company will continue to explore all options to refinance and restructure its indebtedness. While the Company continues to work through a number of refinancing alternatives to address its upcoming debt maturities, the Company cannot make any assurances regarding the likelihood, certainty or exact timing of any alternatives.

Reporting requirements under both the Tranche B-2 Term Loan and the Credit Agreement require the Company to provide annual audited financial statements accompanied by an opinion of an independent public accountant without a "going concern" or like qualification or exception, or qualification arising out of the scope of the audit (other than a “going concern” statement, explanatory note or like qualification or exception resulting solely from an upcoming maturity date under the Tranche B-2 Term Loan or the Notes). Management believes the Company satisfied this requirement in the 2019 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the "SEC") on March 25, 2020 (the "2019 10-K"). If the lenders take a contrary position, (a) they could decide to instruct the administrative agent under the Senior Credit Agreements to deliver a written notice thereof to the borrower, and if the alleged default continued uncured for 30 days thereafter it would become an alleged event of default (unless waived by the lenders) and (b) the Company intends to contest such position and any action the lenders may attempt to take as a result thereof. If the lenders were to prevail in any such dispute, the required lenders could instruct the administrative agent to exercise remedies under the Senior Credit Agreements, including accelerating the maturity of the loans, terminating commitments under the revolving credit facility under the ABL Credit Agreement and requiring the posting of cash collateral in respect of outstanding letters of credit issued under the Revolving Credit Facility ($4.5 million at March 31, 2020). If this were to occur, management would enter into discussions with the lenders to waive the default or forebear from the exercise of remedies. Failure to obtain such a waiver, complete a refinancing or other restructuring, obtain an extension of the Springing Maturity Date as defined in the Credit Agreements or to reach an agreement with required lender groups under the Credit Agreements prior to May 16, 2020 or to reach an agreement with the Company's stakeholders on the terms of an out-of-court restructuring would have a material adverse effect on the Company's liquidity, financial condition and results of operations and may result in filing a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in order to implement a restructuring plan.

The Company’s Consolidated Financial Statements as of March 31, 2020 are being prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.
NOTE 2.  BASIS OF PRESENTATION
        The accompanying unaudited Consolidated Financial Statements, which have been prepared in accordance with the applicable rules of the Securities and Exchange Commission ("SEC"), include all adjustments (of a normal and recurring nature) that management considers necessary to fairly state the Company's results of operations, financial position and cash flows. The December 31, 2019 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the

United States of America (“U.S. GAAP”). These interim Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Footnotes included in the Company’s audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 25, 2020 (the "2019 10-K"). Interim results are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2020.
The preparation of the financial statements in conformity with GAAP requires management to make estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases these estimates on assumptions that it believes to be reasonable under the circumstances, including considerations for the impact from the outbreak of the COVID-19 pandemic on the Company's business due to various global macroeconomic, operational and supply chain risks as a result of COVID-19. Actual results could differ from the original estimates, requiring adjustments to these balances in future periods.
Recently Adopted Accounting Pronouncements
In August 2018, the Financial Accounting Standards Board ("FASB") issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-used software. This standard is effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Accordingly, the Company has adopted this ASU in the first quarter of 2020, which did not have a material impact on its Consolidated Financial Statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments, which introduces a new model to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. This standard is effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company has adopted this ASU in the first quarter of 2020, which did not have a material impact on its Consolidated Financial Statements.

The majority of the Company's domestic store and e-commerce revenues are received as cash at the point of sales. The majority of the Company's franchise and wholesale revenues are billed with varying terms for payment. An allowance for credit losses is established based on the aging of the accounts receivable balances, financial condition of our franchisees and other third-party customers, historical write-off experience and current and future economic and market conditions.

The allowance for credit losses related to accounts receivable as of March 31, 2020 and changes for the three months then ended are as follows:

(in thousands)	Balance at December 31, 2019	Charged to costs and expenses	Deduction	Balance at March 31, 2020
Vendor allowance(1)	$14,033	$5,439	$(6,707)	$12,765
Trade accounts receivable allowance (2)	8,615	9,224	(3,214)	14,625
(1) Changes to vendor allowance reserves are recorded as cost of sales on the Consolidated Statement of Operations.
(2) Changes to trade accounts receivable allowance are recorded as selling, general and administrative on the Consolidated Statement of Operations

The Company recognized a $8.7 million allowance for credit losses for its franchisees and other third-party customers and $4.6 million vendor allowance reserves during the three months ended March 31, 2020 based on the current and estimated adverse impacts from the COVID-19. Refer to Note 15. "Subsequent Events" for more information on the uncertainty that exists regarding the impacts of COVID-19.

Recently Issued Accounting Pronouncements
        In December 2019, the FASB issued ASU 2019-12, Income Taxes: Simplifying the Accounting for Income Taxes, which simplifies accounting for income taxes by eliminating certain exceptions to ASC 740 related to the general approach for intraperiod tax allocation, methodology for calculating income taxes in an interim period and recognition of deferred taxes when there are investment ownership changes. The new guidance also simplifies aspects of accounting for franchise taxes and interim period effects of enacted changes in tax laws or rates. The new guidance provides clarification on accounting for transactions that result in a step-up in the tax basis of goodwill and allocation of consolidated income tax expense to separate financial statements of entities not subject to income tax. This ASU is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years, and early adoption is permitted. The Company is evaluating the impact this standard will have on its Consolidated Financial Statements and related disclosures.
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
U.S. and Canada Revenue
The following is a summary of revenue disaggregated by major source in the U.S. and Canada segment:

	Three months ended March 31,
	2020	2019
U.S. company-owned product sales: (1)	(in thousands)
Protein	$73,808	$80,257
Performance supplements	67,992	74,778
Weight management	20,516	30,779
Vitamins	48,962	47,056
Herbs / Greens	13,805	15,873
Wellness	39,082	47,200
Health / Beauty	39,485	46,388
Food / Drink	19,199	28,243
General merchandise	4,871	6,800
Total U.S. company-owned product sales	$327,720	$377,374
Wholesale sales to franchisees	51,056	58,257
Royalties and franchise fees	7,327	8,472
Sublease income	10,242	10,976
Cooperative advertising and other franchise support fees	4,408	5,067
Other (2)	23,428	29,011
Total U.S. and Canada revenue	$424,181	$489,157
(1)Includes e-commerce sales.
(2)Includes revenue primarily related to operations in Canada and the loyalty programs, myGNC Rewards and PRO Access.

International Revenues
        The following is a summary of revenue disaggregated by major source in the International reportable segment:

	Three months ended March 31,
	2020	2019
	(in thousands)
Wholesale sales to franchisees	$20,183	$25,437
Royalties and franchise fees	6,508	6,202
Other (1)	6,854	9,284
Total International revenue	$33,545	$40,923
(1)Includes revenue related to China operations prior to the transfer of the China business to the HK JV and China JV, which was effective February 13, 2019, wholesale sales to the HK JV and China JV, and revenue from company-owned locations in Ireland.
Manufacturing / Wholesale Revenue
The following is a summary of revenue disaggregated by major source in the Manufacturing / Wholesale reportable segment:

	Three months ended March 31,
	2020	2019
	(in thousands)
Third-party contract manufacturing(1)	$—	$15,783
Intersegment sales(1)	—	35,505
Wholesale partner sales	14,855	18,901
Total Manufacturing / Wholesale revenue	$14,855	$70,189
(1)As a result of the transfer of the Nutra manufacturing business to the newly formed Manufacturing JV effective March 1, 2019, no third-party contract manufacturing and intersegment sales were recognized thereafter.
Revenue by Geography
        The following is a summary of revenue by geography:

	Three months ended March 31,
	2020	2019
Total revenues by geographic areas(1):	(in thousands)
United States	$452,873	$535,943
Foreign	19,708	28,821
Total revenues	$472,581	$564,764
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

The following table presents changes in the Company’s contract liabilities:

	Three months ended March 31, 2020
	Balance at Beginning of Period	Recognition of revenue included in beginning balance	Contract liability, net of revenue, recognized during the period	Balance at the End of Period
	(in thousands)
Deferred franchise and license fees	$28,293	(2,722)	1,303	$26,874
PRO Access and loyalty program points (1)	22,896	(11,879)	11,096	22,113
Gift card liability (1)	3,110	(1,367)	207	1,950

	Three months ended March 31, 2019
	Balance at Beginning of Period	Recognition of revenue included in beginning balance	Contract liability, net of revenue, recognized during the period	Balance at the End of Period
	(in thousands)
Deferred franchise and license fees	$33,464	(2,861)	668	$31,271
PRO Access and loyalty program points (1)	24,836	(12,423)	12,863	25,276
Gift card liability (1)	3,416	(1,523)	181	2,074
(1) Net of estimated breakage
As of March 31, 2020, the Company had deferred franchise fees with unsatisfied performance obligations extending throughout 2030 of $26.9 million, of which approximately $6.0 million is expected to be recognized over the next 12 months. The Company has elected to use the practical expedient allowed under the rules of adoption to not disclose the duration of the remaining unsatisfied performance obligations for contracts with an original expected length of one year or less.
NOTE 4.  INVENTORY
        The net realizable value of inventory consisted of the following:

	March 31, 2020	December 31, 2019
	(in thousands)
Finished product ready for sale	$367,402	$387,655
Inventory	$367,402	$387,655
As a result of the COVID-19 pandemic, the Company has temporarily closed approximately 1,100, or 30%, of the U.S. and Canada company-owned and franchise stores as of March 31, 2020 and sales trends have significantly declined in the second half of March 2020. Some of the stores temporarily closed may be closed permanently in the future. Due to the store closures, decline in sales trends and estimated adverse impacts on the Company's business as a result of COVID-19, the Company recorded $18.2 million inventory obsolescence reserves during the quarter ended March 31, 2020, of which $17.8 million was recorded within the U.S. and Canada segment and $0.4 million was recorded within the Manufacturing and Wholesale segment.

NOTE 5.  PROPERTY, PLANT AND EQUIPMENT, NET

As previously disclosed, as a result of the COVID-19 pandemic, the Company has temporarily closed approximately 1,100, or 30%, of the U.S. and Canada company-owned and franchise stores as of March 31, 2020 and sales trends have significantly declined in the second half of March 2020. Some of the stores temporarily closed may be closed permanently in the future. Due to the store closures, decline in sales trends and estimated adverse impact from COVID-19, the Company recorded $40.3 million of impairment charges and other store closing costs, of which $21.2 million related to right-of-use asset impairments, $11.2 million related to property and equipment impairment and $7.9 million related to other store closing costs, presented as long-lived asset impairments and other store closing costs in the accompanying Consolidated Statement of Operations. Refer to Note 15. "Subsequent Events" for more information on the uncertainty that exists regarding the impacts of COVID-19.

The impairment test was performed at the individual store level, as it is the lowest level in which identifiable cash flows are largely independent of other groups of assets and liabilities. If the undiscounted estimated cash flows were less than the carrying value of the asset group, an impairment charge was calculated by subtracting the estimated fair value of the asset group from its carrying value. Fair value for property, plant and equipment was estimated using a discounted cash flow method (income approach) utilizing the undiscounted cash flows computed in the first step of the test. Fair value for right-of-use asset was estimated using a discounted cash flow method (income approach) based on market participant assumptions.
During the three months ended March 31, 2020, the Company sold its owned location in Boston, MA and recorded a $2.1 million pre-tax gain from the sale recognized within other income, net on the Company's Consolidated Statements of Operations.
NOTE 6.  GOODWILL AND INTANGIBLE ASSETS
Due to the significant decline in the Company's share price in the first quarter of 2020 and current circumstances and estimated adverse impacts from the COVID-19 pandemic, management concluded a triggering event occurred in the first quarter requiring an impairment test of its definite-lived intangible assets, indefinite-lived intangible brand name asset and the goodwill of all reporting units. Refer to Note 15. "Subsequent Events" for more information on the uncertainty that exists regarding the impacts of COVID-19. No impairment was recorded for the Company's definite-lived intangible assets.
Brand Name
Management performed an impairment test for its brand intangible asset, and concluded that the estimated fair value under the relief from royalty method (income approach) was less than its carrying value, which resulted in an impairment charge of $111.7 million. The brand name impairment test was performed in totality as it represents a single unit of account and $88.6 million of the charge was allocated to the U.S. and Canada and the remaining amount was allocated to the International segment. Key assumptions included in the estimation of the fair value include the following:

•Future cash flow assumptions - Future cash flow assumptions include retail sales from the Company’s corporate retail store operations, GNC.com retail sales, wholesale partner sales, China JV and HK JV retail sales, and domestic and international franchise retail sales. Sales were based on organic growth and were derived from historical experience and assumptions regarding future growth, including considerations for the impact from the outbreak of the COVID-19 pandemic on the Company's business. The Company's analysis incorporated an assumed period of cash flows of 10 years with a terminal value.

•Royalty rate - The royalty rates utilized consider external market evidence and internal financial metrics including a review of available returns after the consideration of property, plant and equipment, working capital and other intangible assets. The royalty rate used to estimate the fair values of the Company's reporting units was within a range of 0% - 3%.

•Discount rate - The discount rate was based on an estimated weighted average cost of capital ("WACC") for each business supported by the GNC brand name. The components of WACC are the cost of equity and the cost of debt, each of which requires judgment by management to estimate. The Company developed its cost of equity estimate based on perceived risks and predictability of future cash flows. The WACC used to estimate the fair values of the Company's reporting units was within a range of 20% to 22%. Any difference between the WACC among reporting units is primarily due to the precision with which management expects to be able to predict the future cash flows of each reporting unit.
Goodwill
Management performed an impairment test of the Company's goodwill. The results of the impairment test indicated no impairments for GNC.com, International Franchise and Wholesale reporting units. However, The Health Store reporting unit had a fair value below its carrying value, which resulted in a $5.5 million goodwill impairment charge, which was recorded within the International segment.
The Company estimated the fair values of its reporting units in the first quarter of 2020 using a discounted cash flow method (income approach) weighted 50% and a guideline company method (market approach) weighted 50%. The key assumptions used under the income approach include the following:
•Future cash flow assumptions - The Company's projections for its reporting units were based on organic growth and were derived from historical experience and assumptions regarding future growth and profitability trends, including considerations for the impact from the outbreak of the COVID-19 pandemic on the Company's business. The Company's analysis incorporated an assumed period of cash flows of 10 years with a terminal value.
•Discount rate - The discount rate was based on an estimated weighted average cost of capital ("WACC") for each reporting unit. The components of WACC are the cost of equity and the cost of debt, each of which requires judgment by management to estimate. The Company developed its cost of equity estimate based on perceived risks and predictability of future cash flows. The WACC used to estimate the fair values of the Company's reporting units was within a range of 20% to 22%. Any difference between the WACC among reporting units is primarily due to expectation of achieving the future cash flows of each reporting unit.
The guideline company method involves analyzing transaction and financial data of publicly-traded companies to develop multiples, which are adjusted to account for differences in growth prospects and risk profiles of the reporting unit and comparable.
Goodwill Roll-Forward
The following table summarizes the Company's goodwill activity by reportable segment:

	U.S. and Canada	International	Manufacturing / Wholesale		Total
	(in thousands)
Goodwill at December 31, 2019
Gross	$389,895	$43,330	$141,299		$574,524
Accumulated impairments	(380,644)	—	(114,771)		(495,415)
Goodwill	9,251	43,330	26,528		79,109
2020 Activity:
Impairment	—	(5,451)	—		(5,451)
Translation effect of exchange rates	—	(106)	—		(106)
Total 2020 activity	—	(5,557)	—	—	(5,557)
Balance at March 31, 2020
Gross	389,895	43,224	141,299		574,418
Accumulated impairments	(380,644)	(5,451)	(114,771)		(500,866)
Goodwill	$9,251	$37,773	$26,528		$73,552
Intangible Assets
The following table reflects the gross carrying amount and accumulated amortization for each major definite-lived intangible assets:

		March 31, 2020			December 31, 2019
	Weighted-Average Life	Cost	Accumulated Amortization/Impairment	Carrying Amount	Cost	Accumulated Amortization/Impairment	Carrying Amount
	(in thousands)
Brand name	Indefinite	$720,000	$(531,000)	$189,000	$720,000	$(419,280)	$300,720
Retail agreements	30.3	31,000	(13,882)	17,118	31,000	(13,619)	17,381
Franchise agreements	25	70,000	(36,517)	33,483	70,000	(35,817)	34,183
Manufacturing agreements	25	40,000	(20,867)	19,133	40,000	(20,467)	19,533
Other intangibles	6.8	627	(541)	86	639	(529)	110
Franchise rights	3	$7,566	$(7,495)	$71	$7,566	$(7,475)	$91
Total		$869,193	$(610,302)	$258,891	$869,205	$(497,187)	$372,018

NOTE 7.  DEBT / INTEREST EXPENSE
        Debt consisted of the following:

	March 31, 2020	December 31, 2019
	(in thousands)
Tranche B-2 Term Loan (net of $2.0 million and $7.0 million discount)	434,773	441,500
FILO Term Loan (net of $1.1 million and $8.2 million discount)	273,898	266,814
Notes (net of $2.4 million and $3.9 million conversion feature and $0.3 million and $0.5 million discount)	156,427	154,675
Revolving Credit Facility	30,000	—
Debt issuance costs	(76)	(424)
Total debt	895,022	862,565
Less: current debt	(895,022)	(180,566)
Long-term debt	$—	$681,999

On February 28, 2018, the Company amended and restated its Senior Credit Facility (the "Amendment", and the Senior Credit Facility as so amended, the "Term Loan Agreement"), which included an extension of the maturity date of the Tranche B-2 Term Loan. In the event that all outstanding amounts under the convertible senior notes exceeding $50 million are not repaid, refinanced, converted or effectively discharged prior to May 16, 2020, the Springing Maturity Date, the maturity date of the Tranche B-2 Term Loan will become the Springing Maturity Date, subject to certain adjustments. As of March 31, 2020, the Company had $434.8 million, net of discount, outstanding under the Tranche B-2 Term Loan. On February 28, 2018, the Company also entered into the ABL Credit Agreement, consisting of:
•a $275.0 million asset-based Term Loan Facility advanced on a “first-in, last-out” basis (the "FILO Term Loan") with a maturity date of December 2022 (which maturity date will become May 2020, subject to certain adjustments, should the Springing Maturity Date be triggered); and
•a $100 million asset-based Revolving Credit Facility (the "Revolving Credit Facility") with a maturity date of August 2022 (which maturity date will become May 2020, subject to certain adjustments, should the Springing Maturity Date be triggered). In connection with the transfer of the Nutra manufacturing and Anderson facility net assets to the manufacturing joint venture (the "Manufacturing JV") with International Vitamin Corporation ("IVC"), the Revolving Credit Facility commitment was reduced from $100 million to $81 million effective March 2019. As of March 31, 2020, there were $30.0 million borrowings outstanding on the Revolving Credit Facility. At March 31, 2020, the Company had $19.9 million available under the Revolving Credit Facility, after giving effect to $30.0 million borrowing outstanding, $4.5 million utilized to secure letters of credit and a $26.6 million reduction to borrowing ability as a result of decrease in net collateral.

        The Tranche B-2 Term Loan requires annual aggregate principal payments of at least $43 million and bears interest at a rate of, at the Company's option, LIBOR plus a margin of 8.75% per annum subject to change under certain circumstances (with a minimum and maximum margin of 8.25% and 9.25%, respectively, per annum), or prime plus a margin of 7.75% per annum subject to change under certain circumstances (with a minimum and maximum margin of 7.25% and 8.25%, respectively, per annum). Any mandatory repayments as defined in the credit agreement shall be applied to the remaining annual aggregate principal payments in direct order of maturity. The Company paid $100 million on the Tranche B-2 Term Loan in November 2018 and elected to use the payment to satisfy the scheduled amortization payments on the Term Loan Facility through December 2020. The Term Loan Agreement is secured by a (i) first lien on certain assets of the Company primarily consisting of capital stock issued by General Nutrition Centers, Inc. ("Centers") and its subsidiaries, intellectual property and equipment (“Term Priority Collateral”) and (ii) second lien on certain assets of the Company primarily consisting of inventory and accounts receivable (“ABL Priority Collateral”). The Term Loan Agreement is guaranteed by all material, wholly-owned domestic subsidiaries of the Company (the “U.S. Guarantors”) and by General Nutrition Centres Company, an unlimited liability company organized under the laws of Nova Scotia (together with the U.S. Guarantors, the “Guarantors”).
        There are no scheduled amortization payments associated with the FILO Term Loan, which bears interest at a rate of, at the Company's option, LIBOR plus a margin of 7.00% per annum subject to decrease under certain circumstances (with a minimum possible interest rate of LIBOR plus a margin of 6.50% per annum) or prime plus a margin of 6.00% per annum subject to decrease under certain circumstances (with a minimum possible interest rate of prime plus a margin of 5.50% per annum). Outstanding borrowings under the Revolving Credit Facility bear interest at a rate of LIBOR plus 1.50% per annum (subject to an increase of 0.25% or 0.50% based on the amount available to be drawn under the Revolving Credit Facility) or prime plus a margin of 0.50% per annum (subject to an increase of 0.25% or 0.50% based on the amount to be drawn under the Revolving Credit Facility). The Company is also required to pay an annual fee to revolving lenders equal to 1.5% per annum (subject to an increase of 0.25% or 0.50% based on the amount available to be drawn under the Revolving Credit Facility) on outstanding letters of credit and an annual commitment fee of 0.375% on the undrawn portion of the Revolving Credit Facility, which is subject to an increase to 0.5% based on the amount available to be drawn under the Revolving Credit Facility. The FILO Term Loan and Revolving Credit Facility are secured by a (i) first lien on ABL Priority Collateral and (ii) second lien on Term Priority Collateral. The FILO Term Loan and Revolving Credit Facility are guaranteed by the Guarantors.
        Under the Company’s Credit Agreements, the Company is required to make certain mandatory prepayments, including a requirement to prepay first the Tranche B-2 Term Loan (until repaid in full) and second the FILO Term Loan (until repaid in full, but only if such prepayment is permitted under the ABL Credit Agreement) in each case annually with amounts based on excess cash flow, as defined in the Company’s Credit Facilities, based on the results of the Company for the prior fiscal year. The payment will be 75% of excess cash flow for each such fiscal year, subject to a reduction to 50% based on the attainment of a certain Consolidated Net First Lien Leverage Ratio, and will be reduced by certain scheduled debt payment amounts. Based on the Company's results for the year ended December 31, 2019, the Company made an excess cash flow payment of $25.9 million in April 2020. The Company made an excess cash flow payment of $9.8 million in April 2019 with respect to the year ending December 31, 2018.
        At March 31, 2020, the Company's contractual interest rates under the Tranche B-2 Term Loan, the FILO Term Loan and the Revolving Credit Facility were 10.1%, 8.0% and 4.0%, respectively, which consist of LIBOR plus the applicable margin rate and in the case of Revolving Credit Facility at Prime rate plus the applicable margin rate. At December 31, 2019, the interest rates under the Tranche B-2 Term Loan and the FILO Term Loan were 10.6%, and 8.8%, respectively.
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
 In addition, the Term Loan Agreement requires compliance, as of the end of each fiscal quarter of the Company, with a maximum Consolidated Net First Lien Leverage Ratio currently set at 4.25 to 1.00. If the Company’s availability under the Revolving Credit Facility is less than the greater of (i) 12.5% of the borrowing base or (ii) $12.5 million, then the ABL Credit Agreement requires compliance as of the end of each fiscal quarter with a minimum Fixed Charge Coverage Ratio of 1.00 to 1.00. The Company is currently in compliance with the terms of its Credit Agreements. Given current circumstances around the COVID-19 pandemic as discussed further in Note 15, "Subsequent Events", there can be no assurances as our ability to remain in compliance with the financial covenants under the Senior Credit Facility Agreements over the next twelve months.
        As of March 31, 2020, the Company maintains $159.1 million in principal amount of its 1.5% convertible Notes. The Notes consist of the following components:

	March 31, 2020	December 31, 2019
	(in thousands)
Liability component
Principal	$159,097	$159,097
Conversion feature	(2,356)	(3,898)
Discount related to debt issuance costs	(314)	(524)
Net carrying amount	$156,427	$154,675
As mentioned in Note 1, "Nature of Business," substantial doubt exists concerning the Company's ability to reduce the outstanding balance on the Notes to below $50.0 million. Given this, if we cannot reduce the outstanding balance under the Notes prior to May 16, 2020, the Springing Maturity Date, the Tranche B-2 Term Loan, the Revolving Credit Facility and the FILO Term Loan maturity will accelerate. While the Company continues to work through a number of refinancing alternatives to address its upcoming debt maturities, the Company cannot make any assurances regarding the likelihood, certainty or exact timing of any alternatives. As of March 31, 2020, all debt has been reclassified to current on the Consolidated Balance Sheets. In addition, the Company accelerated the amortization of original issuance discount and deferred financing fees for the Tranche B-2 Term Loan, FILO Term Loan and the Revolving Credit Facility of $12.4 million to the Springing Maturity Date.
Interest Rate Swaps
        On June 13, 2018, the Company entered into two interest rate swaps with notional amounts of $275 million and $225 million to limit the exposure of its variable interest rate debt by effectively converting it to a fixed interest rate. The Company receives payments based on the one-month LIBOR and makes payments based on a fixed rate. The Company receives payments with a floor of 0.00% and 0.75%, respectively, on the $275 million and $225 million interest rate swaps, which aligns with the related debt instruments. The interest rate swap agreements had an effective date of June 29, 2018. The $225 million interest rate swap expires on February 28, 2021, and the $275 million interest rate swap expires on June 30, 2021. The notional amount of the $225 million interest rate swap has scheduled decreases to $175 million on June 30, 2019, $125 million on June 30, 2020 and $75 million on December 31, 2020. The Company designated these instruments as cash flow hedges deemed effective upon initiation. The interest rate swaps are recognized on the balance sheet at fair value. When the cash flow hedges are deemed effective, changes in fair value are recorded within other comprehensive loss on the Consolidated Balance Sheets and reclassified into the Consolidated Statement of Operations as interest expense in the period in which the underlying transaction affects earnings.

        The fair values of the derivative financial instruments included in the Consolidated Balance Sheets consisted of the following:

	Fair Value at
Balance Sheet Classification	March 31, 2020	December 31, 2019
	(in thousand)
Other current liabilities	$9,080	$5,013
Other long-term liabilities	1,730	1,927
Total liabilities	$10,810	$6,940

        As mentioned above, if the Company cannot reduce the outstanding balance on the Notes to below $50 million before the Springing Maturity date, the maturity date of the Tranche B-2 and the FILO Term Loan will accelerate. Management does not expect to have sufficient cash flows from operations to repay the indebtedness before the Springing Maturity date. As such, the Company deemed the cash flow hedges as ineffective as the forecasted hedging transactions will not occur by the end of the originally specified time period. The Company reclassified a $10.8 million pre-tax loss previously deferred within accumulated other comprehensive loss to interest expense during the three months ended March 31, 2020.
Interest Expense
        Interest expense consisted of the following:

	Three months ended March 31,
	2020	2019
	(in thousands)
Tranche B-1 Term Loan coupon	$—	$928
Tranche B-2 Term Loan coupon	12,339	16,468
FILO Term Loan coupon	6,826	6,751
Revolving Credit Facility	149	123
Amortization of discount and debt issuance costs	15,055	6,043
Subtotal	34,369	30,313
Notes:
Coupon	596	707
Amortization of conversion feature	1,542	1,701
Amortization of discount and debt issuance costs	217	244
Total Notes	2,355	2,652
Loss on interest rate swap	10,810	—
Other	(90)	(9)
Interest expense, net	$47,444	$32,956

NOTE 8. EQUITY METHOD INVESTMENTS

        The Company's interests in the Manufacturing, HK and China joint ventures are accounted for as equity method investments due to the Company’s ability to exercise significant influence over management decisions of the joint ventures. Under the equity method, the Company's share of profits and losses from the joint ventures is recorded within income from equity method investments on the Consolidated Statement of Operations. The following table provides a reconciliation of equity method investments on the Company’s Consolidated Balance Sheets:

	March 31, 2020	December 31, 2019
	(in thousands)
Manufacturing JV	$56,684	$75,434
Manufacturing JV capital contribution	10,714	10,714
HK JV and China JV	10,200	10,342
Income from equity method investments	4,618	5,296
Distributions received from equity method investments	(3,856)	(3,856)
Manufacturing JV other-than-temporary impairment	(35,840)	—
Total Equity method investments	$42,520	$97,930
In February 2019, the Company contributed its China business in exchange for 35% ownership of each of the formed joint ventures with Harbin, the HK JV and China JV. The HK JV includes the operation of the cross-border China e-commerce business, and has an exclusive right to use the Company’s trademarks to manufacture and distribute the Company’s products in China (excluding Hong Kong, Taiwan and Macau) via e-commerce channels. The China JV is a retail-focused joint venture to operate GNC's brick-and-mortar retail business in China and it will have an exclusive right to use the Company's trademarks to manufacture and distribute the Company's products in China (excluding Hong Kong, Taiwan and Macau) via retail stores and pharmacies. The HK JV closed in February 2019 and the China JV agreement is expected to be completed in the second quarter of 2020, following the satisfaction of certain routine regulatory and legal requirements.
        In March 2019, the Company entered into a strategic joint venture with IVC regarding the Company's manufacturing business. The Manufacturing JV is responsible for the manufacturing of the products previously produced by the Company at the Nutra manufacturing facility. The Company received $99.2 million from IVC and contributed the net assets of the Nutra manufacturing and Anderson facilities in exchange for an initial 43% equity interest in the Manufacturing JV. In addition, the Company made a capital contribution of $10.7 million to the Manufacturing JV to fund its share of short-term working capital needs. Under the terms of the agreement, IVC has the ability to pay an additional $75.0 million over a four year period from the effective date of the transaction as IVC's ownership of the joint venture increases to 100%. The subsequent purchase price for each year is $18.8 million, adjusted up or down based on the the Company's future purchases from the Manufacturing JV. The Company received the first subsequent purchase price of $15.6 million during the first quarter of 2020. As a result, the Company's ownership of the Manufacturing JV decreased to 32% in March 2020.
Gain (loss) from the net asset exchange
In connection with the formation of the joint ventures effective in the first quarter of 2019, the Company deconsolidated its China business and its Nutra manufacturing business which resulted in a pre-tax gain of $5.8 million and loss of $27.1 million, respectively, recorded within loss on net asset exchange for the formation of the joint ventures on the Consolidated Statements of Operations. The $5.8 million gain from the Harbin transaction was calculated based on the difference between the fair value of the 35% equity interest in the HK JV and China JV, less the carrying value of the contributed China business, including $2.4 million of cash, and third-party closing fees. The $27.1 million loss from the Manufacturing JV transaction was calculated based on the fair value of the 43% equity interest retained in the Manufacturing JV and the $101 million in cash received, less a $1.8 million working capital purchase price adjustment in the second quarter of 2019, less the carrying value of the contributed Nutra and Anderson facilities and third-party closing fees.
As mentioned above, the Company received $15.6 million from IVC in connection with the subsequent purchase of the ownership of the Manufacturing JV in the first quarter of 2020, which resulted in a pre-tax loss of $3.1 million on net asset exchange calculated based on the difference between the cash receipt and the purchase price of $18.8 million. The loss was recorded in (loss) income from equity method investment within the Consolidated Statement of Operations. Additionally, in the first quarter of 2020, the Company recognized a $1.7 million purchase price adjustment related to the Harbin transaction, which was recorded as a loss on net asset exchange within the Consolidated Statements of Operations during the three months ended March 31, 2020.

Other-Than-Temporary Impairment
Due to the current and estimated adverse impacts from the COVID-19 pandemic and the Company's store closures, management expects a decrease in future purchases from the Manufacturing JV resulting in a decline in the value of its equity method investment in the Manufacturing JV. The decline in value was determined to be other-than-temporary which required the equity method investment to be written down to its fair value. The Company recognized $35.8 million other-than-temporary impairment related to its equity method investment in the Manufacturing JV, which was recorded within (loss) income from equity method investment on the Consolidated Statement of Operations during the three months ended March 31, 2020. This impairment charge was derived using Level 3 inputs and was primarily driven by the projected future purchase price of the equity interest in the Manufacturing JV from IVC under the terms of the agreement. As a result of the impairment, the carrying amount of the Company's equity method investment in the Manufacturing JV was $35.8 million less than its share of underlying equity in net assets as of March 31, 2020.
Related Party transactions
The Company purchased approximately $36.4 million and $21.0 million of finished goods from the Manufacturing JV during the three months ended March 31, 2020 and March 31, 2019, respectively, and had approximately $21.1 million and $11.7 million accounts payable outstanding as of March 31, 2020 and December 31, 2019, respectively. In connection with the HK JV, the Company recognized revenue, primarily from wholesale sales and royalties, of $3.8 million and $2.2 million for the three months ended March 31, 2020 and March 31, 2019, respectively, and had $6.5 million and $8.9 million accounts receivable outstanding as of March 31, 2020 and December 31, 2019, respectively.
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
        The carrying value and estimated fair value of the forward contracts for the issuance of convertible preferred stock, the Term Loan Facility, net of discount, Notes (net of the equity component classified in stockholders' equity and discount) and the interest rate swaps were as follows:

	March 31, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Liabilities:
Tranche B-2 Term Loan	$434,773	$239,125	$441,500	$414,321
FILO Term Loan	273,898	231,786	266,814	265,851
Notes	156,427	148,606	154,675	148,488
Interest rate swaps	10,810	10,810	6,940	6,940
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
As described in Note 5, "Property, Plant and Equipment, Net," and Note 6, "Goodwill and Intangible Assets, Net," the Company recorded long-lived asset impairments during the three months ended March 31, 2020. This resulted in the following assets being measured at fair value on a non-recurring basis using Level 3 inputs:
•the indefinite-lived brand name intangible asset at March 31, 2020;
•goodwill at March 31, 2020 for the Health Store reporting unit;
•property and equipment and right-of-use assets at certain of the Company's stores at March 31, 2020;
•equity method investment in the Manufacturing JV at March 31, 2020.
NOTE 10.  CONTINGENCIES
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
Litigation
        DMAA / Aegeline Claims.  Prior to December 2013, the Company sold products manufactured by third parties that contained derivatives from geranium known as 1.3-dimethylpentylamine/ dimethylamylamine/ 13-dimethylamylamine, or "DMAA," which were recalled from the Company's stores in November 2013, and/or Aegeline, a compound extracted from bael trees. As of March 31, 2020, the Company was named in 27 personal injury lawsuits involving products containing DMAA and/or Aegeline.
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

California Wage and Break Claims. On February 29, 2012, former Senior Store Manager, Elizabeth Naranjo, individually and on behalf of all others similarly situated, sued General Nutrition Corporation in the Superior Court of the State of California for the County of Alameda. The complaint contains eight causes of action, alleging, among other matters, meal, rest break and overtime violations for which indeterminate money damages for wages, penalties, interest, and legal fees are sought. In June 2018, the Court granted in part and denied in part the Company's Motion for Decertification. In August 2018, the plaintiff voluntarily dismissed the class action claims alleging overtime violations. In November 2019, GNC filed a renewed Motion for Decertification, which was denied by the Court in January 2020. Trial is currently scheduled for July 2020. As of March 31, 2020, an immaterial liability has been accrued in the accompanying financial statements. The Company intends to vigorously defend against the remaining class action claims asserted in this action.
Pennsylvania Fluctuating Workweek. On September 18, 2013, Tawny Chevalier and Andrew Hiller commenced a class action in the Court of Common Pleas of Allegheny County, Pennsylvania. Plaintiff asserted a claim against the Company for a purported violation of the Pennsylvania Minimum Wage Act ("PMWA"), challenging the Company's utilization of the "fluctuating workweek" method to calculate overtime compensation, on behalf of all employees who worked for the Company in Pennsylvania and who were paid according to the fluctuating workweek method. In October 2014, the Court entered an order holding that the use of the fluctuating workweek method violated the PMWA. In September 2016, the Court entered judgment in favor of Plaintiffs and the class in an immaterial amount, which has been recorded as a charge in the accompanying Consolidated Financial Statements. Plaintiffs subsequently filed a petition for an award of attorney's fees, costs and incentive payment. The court awarded an immaterial amount in legal fees. The Company appealed the adverse judgment and the award of attorney's fees. On December 22, 2017, the Pennsylvania Superior Court held that the Company correctly determined the "regular rate" by dividing weekly compensation by all hours worked (rather than 40), but held that the regular rate must be multiplied by 1.5 (rather than 0.5) to determine the amount of overtime owed. Taking accumulated interest into account, the net result of the Superior Court's decision was to reduce the Company's liability by an immaterial amount, which has been reflected in the accompanying Consolidated Financial Statements. The Company filed a petition for appeal to the Pennsylvania Supreme Court on January 22, 2018. The Pennsylvania Supreme Court accepted the Company's petition for appeal and the Company filed its appellant’s brief on August 27, 2018. The Pennsylvania Supreme Court ruled in favor of Plaintiffs. The case has been remanded to the trial court for final resolution.
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
Environmental Compliance

        As part of soil and groundwater remediation conducted at the Nutra manufacturing facility pursuant to an investigation conducted in partnership with the South Carolina Department of Health and Environmental Control (the "DHEC"), the Company completed additional investigations with the DHEC's approval, including the installation and operation of a pilot vapor extraction system under a portion of the facility in the second half of 2016, which was an immaterial cost to the Company. After an initial monitoring period, in October of 2017 the DHEC approved a work plan for extended monitoring of such system and the contamination into 2021. While the Company contributed the net assets of the Nutra manufacturing and Anderson facilities to the Manufacturing JV in March of 2019 (refer to Note 8 “Equity Method Investments” for additional information), we retained certain liabilities, including historical environmental liabilities, related to the facilities. As such, the Company and the Manufacturing JV will continue to consult with the DHEC on the next steps in the work after their review of the results of the extended monitoring is complete. At this stage of the investigation, however, it is not possible to estimate the timing and extent of any additional remedial action that may be required, the ultimate cost of remediation, or the amount of our potential liability. Therefore, no liability has been recorded in the Company's Consolidated Financial Statements.

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

NOTE 11. MEZZANINE EQUITY
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
        As of March 31, 2020, the Company had issued a total of 299,950 shares of Convertible Preferred Stock. The Convertible Preferred Stock was recorded as Mezzanine Equity, net of issuance cost, on the Consolidated Balance Sheets because the shares are redeemable at the option of the holder if a fundamental change occurs, which includes change in control or delisting (a "Fundamental Change"). The guaranteed Second Issuance and Third Issuance were considered forward contracts that represented an obligation to both parties until the shares were issued. The forward contracts were recorded at fair value on the Consolidated Balance Sheets as of December 31, 2018, with any changes in fair value recorded in earnings in the Consolidated Statements of Operations. The Company recorded a $16.8 million loss on forward contracts for the issuance of Convertible Preferred Stock during the first quarter of 2019. Upon issuance of the shares associated with the forward contracts, the carrying value of the forward contracts were recorded to Mezzanine Equity.
        The Convertible Preferred Stock is not currently redeemable and is only redeemable upon a Fundamental Change at the stated value plus any accumulated and unpaid dividends on such shares on the fundamental change date. The Company does not believe a Fundamental Change is considered probable until it occurs. Subsequent adjustment of the amount presented in temporary equity is unnecessary if it is not probable that the instrument will become redeemable.  As the Convertible Preferred Stock is only redeemable upon a Fundamental Change, the occurrence of which is not probable, we will not accrete the Convertible Preferred Stock to its redemption value until it occurs.  As such, the Company will recognize changes in the redemption value to the Convertible Preferred Stock as they occur and adjust the carrying value to the redemption value at the end of each reporting period as if the end of the reporting period were also the redemption date for the Convertible Preferred Stock. As of March 31, 2020, the stated value of the Convertible Preferred Stock is $300.0 million (299,950 shares at $1,000 per share) and there are accumulated and unpaid dividends on such shares of $25.0 million. As of December 31, 2019, the stated value of the Convertible Preferred Stock was $300.0 million (299,950 shares at $1,000 per share) and there were accumulated and unpaid dividends on such share of $19.8 million.

NOTE 12. EARNINGS PER SHARE

The following table represents the Company's basic and dilutive weighted-average shares:

	Three months ended March 31,
	2020	2019
	(in thousands)
Basic weighted average shares	83,897	83,510
Effect of dilutive stock-based compensation awards	—	—
Diluted weighted average shares	83,897	83,510

For the three months ended March 31, 2020 and 2019, all 6.8 million and 4.0 million, respectively, outstanding stock-based awards were excluded from the computation of diluted earnings per shares ("EPS") because the Company was in a net loss position and as a result, inclusion of the awards would have been anti-dilutive.
The Company has applied the if-converted method to calculate dilution on the Convertible Preferred Stock and the Notes in the current quarter, which has resulted in all 59.9 million and 2.4 million shares underlying the Convertible Preferred Stock and the Notes, respectively, being anti-dilutive.
        The computations for basic and diluted loss per common share are as follows:

	Three months ended March 31,
	2020	2019
	(in thousands, except per share data)
Loss per common share - Basic
Net loss	$(200,086)	$(15,262)
Cumulative undeclared convertible preferred stock dividend	5,195	3,716
Net loss attributable to common shareholders	(205,281)	(18,978)
Weighted average common shares outstanding - basic	83,897	83,510
Loss per common share - basic	$(2.45)	$(0.23)
Loss per common share - Diluted
Net loss	$(200,086)	$(15,262)
Cumulative undeclared convertible preferred stock dividends	5,195	3,716
Net loss attributable to common shareholders	(205,281)	(18,978)
Weighted average common shares outstanding - diluted	83,897	83,510
Loss per common share - diluted	$(2.45)	$(0.23)

NOTE 13.  SEGMENTS
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
Due to the current and estimated adverse impacts from the COVID-19 pandemic, during the three months ended March 31, 2020, the Company recorded $157.5 million long-lived asset impairments and other store closing costs ($128.9 million within U.S. and Canada; $28.6 million within International), $22.8 million reserves related to inventory obsolescence and vendor allowances ($22.4 million within U.S. and Canada; $0.4 million within Manufacturing / Wholesale), and $8.7 million allowance for doubtful accounts ($7.9 million within U.S. and Canada; $0.8 million within International). Refer to Note 15. "Subsequent Events" for more information on the uncertainty that exists regarding the impacts of COVID-19.
The following table represents key financial information for each of the Company's reportable segments:

	Three months ended March 31,
	2020	2019
	(in thousands)
Revenue:
U.S. and Canada	$424,181	$489,157
International	33,545	40,923
Manufacturing / Wholesale:
Intersegment revenues	—	35,505
Third-party contract manufacturing	—	15,783
Wholesale partner sales	14,855	18,901
Subtotal Manufacturing / Wholesale	14,855	70,189
Total reportable segment revenues	472,581	600,269
Elimination of intersegment revenues	—	(35,505)
Total revenue	$472,581	$564,764
Operating income:
U.S. and Canada	$(131,200)	$52,100
International	(17,382)	14,050
Manufacturing / Wholesale	6,931	15,344
Total reportable segment operating income	(141,651)	81,494
Corporate costs	(24,835)	(26,261)
Loss on net asset exchange for the formation of the joint ventures	(1,655)	(19,514)
Other	2,107	(237)
Unallocated corporate costs, loss on net asset exchange and other	(24,383)	(46,012)
Total operating (loss) income	(166,034)	35,482
Interest expense, net	47,444	32,956
Loss on forward contracts for the issuance of convertible preferred stock	—	16,787
Loss before income taxes	$(213,478)	$(14,261)

        Refer to Note 3, "Revenue" for more information on the Company's reportable segments.

NOTE 14.  INCOME TAXES

The Coronavirus Aid, Relief, and Economic Security Act ("CARES" Act) signed into law on March 27, 2020 in response to the COVID-19 pandemic, provides additional avenues of financial relief and assistance to individuals and businesses, including tax relief. The CARES Act includes, among other items, provisions relating to payroll tax credits and deferrals, net operating loss carry back periods, alternative minimum tax credits, and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act also temporarily and retroactively increases the limitation on the deductibility of interest expense under Internal Revenue Code Section 163(j)(1) from 30% to 50% of adjusted taxable income for tax years beginning in 2019 and 2020. The Company is currently evaluating the impact of the provisions of the CARES Act.

The Company recognized $53.0 million of income tax benefit during the three months ended March 31, 2020 compared with $2.0 million of income tax expense in the prior year quarter. The Company's income tax expense is based on income, statutory tax rates and tax planning opportunities available in the jurisdictions in which it operates. The Company’s year-to-date tax provision is calculated by applying the most recent annualized effective tax rate to year-to-date pre-tax ordinary income. The Company’s 2020 annual effective tax rate was impacted by a $27.6 million partial valuation allowance for attributes expected to be generated in 2020 that may not be realizable, the other-than-temporary impairment of the Manufacturing JV, and the benefit of the federal tax rate differential related to federal net operating losses generated during the current year that are expected to be carried back to prior years at a 35% rate. The 2019 effective tax rate was significantly impacted by a gain for tax purposes resulting from the transfer of the Nutra manufacturing net assets to the Manufacturing JV and the establishment of a partial valuation allowance for attributes generated in the 2019 year that may not be realizable. The tax impacts of unusual or infrequent items are recorded discretely in the interim period in which they occur. During the three months ended March 31, 2020, the Company discretely recorded a permanent $4.8 million benefit related to the release of valuation allowances on the Federal interest expense limitation generated in 2019, resulting from the passage of the CARES Act which retroactively changed the 2019 Federal interest expense limitation from 30% to 50% of adjusted taxable income.

During the fourth quarter of the year ended December 31, 2019, as further discussed in Note 1, "Nature of Business," management concluded that there is substantial doubt regarding the Company’s ability to continue as a going concern. Management considered this in concluding that certain deferred tax assets were no longer more likely than not realizable. As a result, increase in valuation allowance of $27.6 million and $27.1 million on the Company’s deferred tax assets were recorded as of March 31, 2020 and December 31, 2019, respectively, which related principally to Federal deferred tax assets, state NOL carryforwards, and other state tax attributes. These increases were partially offset by valuation allowance decreases of $4.8 million as of March 31, 2020 and December 31, 2019.
        At March 31, 2020 and December 31, 2019, the Company had $10.8 million and $10.7 million of unrecognized tax benefits, respectively, excluding interest and penalties, which if recognized, would affect the effective tax rate. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company accrued $2.8 million at March 31, 2020 and $2.1 million at December 31, 2019, for potential interest and penalties associated with uncertain tax positions. To the extent interest and penalties are not assessed with respect to the ultimate settlement of uncertain tax positions, amounts previously accrued will be reversed as a reduction to income tax expense.
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
NOTE 15. SUBSEQUENT EVENTS

The Company is closely monitoring the current and future potential impact of the COVID-19 pandemic on all aspects of our business and geographies, including how it will impact our customers, employees, suppliers, vendors, business partners and distribution channels. The Company incurred significant disruptions during the three months ended March 31, 2020 from COVID-19, and the Company's estimates on the future impact that COVID-19 will have on the Company's financial position and operating results is subject to numerous uncertainties. These uncertainties include the severity of the virus, the duration of the outbreak, governmental, business or other actions (which could include limitations on our operations), impacts on the Company's supply chain, the effect on customer demand, store closures or changes to our operations. The health of the Company's workforce, and the ability to meet staffing needs in stores, distribution facilities, wholesale operations and other critical functions cannot be predicted and is vital to our operations. Further, the impacts of a potential worsening of global economic conditions and the continued disruptions to, and volatility in, the credit and financial markets, consumer spending as well as other unanticipated consequences remain unknown. As of May 6, 2020, approximately 1,300, or 40%, of the U.S. and Canada company-owned and franchise retail stores were closed due to the COVID-19 pandemic.

In addition, the Company cannot predict with certainty the impact that COVID-19 will have on its customers, vendors, suppliers and other business partners; however, any material effect on these parties could adversely impact the Company. The situation surrounding COVID-19 remains fluid, and the Company is actively managing its response in collaboration with customers, government officials, team members and business partners and assessing potential impacts to its financial position and operating results, as well as adverse developments in the business.

Due to the adverse impacts of COVID-19, the Company withheld rent and other occupancy payments beginning in April 2020 for certain of its retail locations as management negotiates with landlords for rent concessions. The Company withheld rent and other occupancy payments of approximately $19 million in April 2020 and approximately $16 million in May 2020. In the event that withholding these rent payments would constitute an event of default per the lease agreement, management intends to negotiate resolution with the landlord. If such negotiations are not successful, the lease liabilities associated with those leases could become immediately due and payable. The Company has elected FASB's modification guidance to account for rent concessions related to the effects of the COVID-19 pandemic. The Company will not apply the lease modification guidance under ASC 842 to rent concessions that result in the total payments required by the modified contract being substantially the same as or less than total payments required by the original contract. If other terms of the lease are changed or renegotiated in connection with the concession process, then the changes will be treated as a modification in accordance with ASC 842.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q. The following information presented for the three months ended March 31, 2020 and 2019 was prepared by management, is unaudited, and was derived from our unaudited consolidated financial statements and accompanying notes. In the opinion of management, all adjustments necessary for a fair statement of our financial position and operating results for such periods and as of such dates have been included.

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
        All forward-looking statements, including, without limitation, our examination of historical operating trends, are based upon our current expectations and include various assumptions. We believe there is a reasonable basis for our expectations and beliefs, but they are inherently uncertain and subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. A detailed discussion of risk and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section titled “Risk Factors” in our 2019 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the "SEC") on March 25, 2020 (the "2019 10-K").

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

Business Overview
        GNC is a global health and wellness brand with a diversified, omni-channel business. Our assortment of performance and nutritional supplements, vitamins, herbs and greens, health and beauty, food and drink and other general merchandise features innovative private-label products as well as nationally recognized third-party brands, some of which are exclusive to GNC.  We derive our revenues principally from: product sales through our company-owned stores; online sales primarily through our website, GNC.com, as well as third-party websites; domestic and international franchise activities, select wholesale partnerships. We sell products through a worldwide network of approximately 7,300 locations operating under the GNC brand name.
        We believe the competitive strengths that position us as a leader in the specialty nutritional supplement space include our: well-recognized brand; stable base of long-term customers; geographically diverse store base; proprietary product and innovation capabilities; and differentiated service model designed to enhance the customer experience.
Uncertainty Relating to COVID-19
Our business has been materially and adversely affected by the outbreak of the novel coronavirus known as “COVID-19”. During March 2020, many state governments ordered all but certain essential businesses closed and imposed significant limitations on the circulation of the populace. Approximately 1,300, or 40%, of the U.S. and Canada company-owned and franchise retail stores were closed as of May 6, 2020 due to the COVID-19 pandemic. Some of the stores temporarily closed may be closed permanently in the future. In response, the company has significantly reduced inventory purchases and capital expenditures, as well as taken actioned measures to decrease costs by nearly $40 million in 2020 consisting of employee furloughs, marketing reductions, store hours reductions and deferral of non-essential spend.

Due to the current and future potential impact of COVID-19, including uncertainties on the severity of the virus, the duration of the outbreak, governmental, business or other actions (which could include limitations on our operations), impacts on our supply chain, the effect on customer demand, temporary and permanent store closures or changes to our operations, we have recorded charges to carrying amount of inventory, accounts receivable, goodwill, indefinite-lived intangibles, our equity method investment and other long-lived assets during the three months ended March 31, 2020.

Refer to Item 1, "Financial Statement," Note 15, "Subsequent Events" for additional information on the uncertainty relating to COVID-19.

Our Current Strategy
        Key elements of our business strategy and areas of internal focus for the Company are as follows:
•Leading brand of nutritional supplements. GNC has been in business for more than 80 years and the Company is built on a core foundation as a brand builder of high-quality nutritional supplements. Based on our worldwide network of approximately 7,300 locations and our online channels, we are a leading global brand of health, wellness and performance products.

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

•Product development and innovation. We develop high-quality, innovative nutritional supplement products that can be purchased only through our store locations, GNC.com, our Amazon.com storefront and other marketplaces or through our select wholesale partners. Our high quality ingredients are rigorously tested before going into GNC products, undergoing multiple quality checks to ensure that they meet our high standards for identity, strength, purity, composition and limits in contaminants.
We believe our sector-leading innovation capability is a significant competitive advantage. Our strategic partnership with International Vitamin Corporation ("IVC") allows us to continue to focus on further innovation while IVC drives increased efficiencies in manufacturing. Refer to Note 8. "Equity Method Investments" for more information. GNC has demonstrated strength in developing unique, branded, and scientifically verified products and has a long history of delivering new ingredients and reformulations. We directly employ scientists, nutritionists, formulators and quality control experts and have access to a wide range of world-class research facilities and consultants.

•A differentiated retail customer experience. Our retail strategy is to deliver a compelling experience at every customer touch point. We operate in a highly personalized, aspirational sector and believe that the nutritional supplement consumer often desires and seeks out product expertise and knowledgeable customer service.
We further differentiate ourselves from competitors through development of our well-trained in-store associates as "coaches" with regular training that focuses on solution-based selling, and through in-store technology that allows associates to view customers’ purchase history and preferences in real time via tablets. With that knowledge, and help from sales tools built into the tablet platform, our in-store associates can engage customers in conversation, share product information and testimonials before and after pictures, recommend solutions and help customers add complimentary products and build wellness regimens.
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
•Omni-channel development. We believe our diversified, omni-channel model, which includes company-owned stores, domestic and international franchise locations, wholesale locations and e-commerce channels, differentiates us from online-only and other competitors. Our strategy is to give consumers a seamless, integrated experience across digital, mobile and store channels and in every interaction they have with GNC.

Through GNC.com, our Amazon.com storefront and other marketplaces, customers can research and purchase our products online. We believe our store base is a competitive advantage with respect to our online presence and platform, allowing customers to experience our products and get expert advice from our in-store associates "coaches" as desired.

Our omni-channel model can enhance the customer experience and increase the lifetime value of a GNC customer, and we plan to continue to implement strategies over the next 12-18 months to blend our digital , online and in-store platforms to provide a seamless omni-channel shopping experience. These initiatives include increased cross-channel marketing, online and in-store subscription services, giving customers the option of picking up online purchases in GNC stores, shipping products purchased via e-commerce directly from stores, and providing additional educational content, information and advice on GNC.com.

•International growth. We see opportunity to expand internationally within the large global supplement market, which is expected to continue to grow. In particular, our partnership with Harbin Pharmaceutical Group Co., Ltd. ("Harbin") allows us to further expand our business in China. Harbin’s expertise in distribution and regulation is the ideal match for our highly valued brand and assortment of products in the China market. Refer to Item 1, "Financial Statement," Note 8. "Equity Method Investments" for more information.
•Driving constructive industry dialogue. We remain focused on continuously raising the bar on transparency and quality throughout the dietary supplement industry. We believe that over time the implementation of higher standards and more stringent industry self-regulation regarding manufacturing practices, ingredient traceability and product transparency will prove beneficial for the industry and lead to improved dialogue with regulators, stronger consumer trust and greater confidence in our industry.
Key Performance Indicators
The primary key performance indicator that senior management focuses on is operating income for each segment, which is discussed in detail within the section titled "Results of Operations", as well as revenue and same store sales growth.
The table below presents the key components of U.S Company-owned same store sales for the periods indicated:

U.S. Company-Owned Same Store Sales, including GNC.com	Q1
2020 total same store sales	(10.1)%
2019 total same store sales	(1.6)%
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
        Same store sales are calculated on a daily basis for each store and exclude the net sales of a store for any period if the store was not open during the same period of the prior year. When a store’s square footage has been changed as a result of reconfiguration or relocation in the same mall or shopping center, the store continues to be treated as a same store. If, during the period presented, a store was permanently closed, relocated to a different mall or shopping center, or converted to a franchise store or a company-owned store, sales from that store up to and including the closing day or the day immediately preceding the relocation or conversion are included as same store sales as long as the store was open during the same period of the prior year. Corporate stores are included in same store sales after the thirteenth month following a relocation or conversion to a company-owned store.
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
During March 2020, many state governments ordered all but certain essential businesses closed and imposed significant limitations on the circulation of the populace. Approximately 1,100, or 30%, of the U.S. and Canada company-owned and franchise retail stores were closed due to the COVID-19 pandemic as of March 31, 2020 and sales significantly declined in the second half of March due to COVID-19. The impact from the COVID-19 pandemic on U.S. Company-owned same store sales, including GNC.com, was estimated by comparing the same store sales in the last two weeks in March to the weekly same store sales trends in the first quarter of 2020 prior to the pandemic outbreak.

Non-GAAP Measures
        We have included certain non-GAAP financial measures below, which have been adjusted to exclude the impact of certain transactions occuring during the periods presented, because we believe such measures represent an effective supplemental means by which to measure our operating performance. We believe that (i) net (loss) income, (ii) diluted earnings per share ("EPS"), (iii) EBITDA, each on an as adjusted basis to exclude certain items, and (iv) free cash flow are useful metrics to investors and enable management and our investors to evaluate and compare our results from operations in a more meaningful and consistent manner by excluding specific items that are not reflective of ongoing operating results. However, these metrics are not a measurement of our operating performance under GAAP and should not be considered as an alternative to net (loss) income, EPS, or any other performance measures derived in accordance with GAAP, or as an alternative to GAAP cash flow from operating activities, or as a measure of our profitability or liquidity.

Reconciliation of Net Loss and Diluted EPS to Adjusted Net (Loss) Income and Adjusted Diluted EPS
(in thousands, except per share data)

	Three months ended March 31,
	2020		2019
	Net Loss	Diluted EPS (1)	Net (Loss) Income	Diluted EPS (1)
	(unaudited)
Reported	$(200,086)	$(2.45)	$(15,262)	$(0.23)
Loss on net asset exchange for the formation of the joint ventures	1,655	0.02	19,514	0.15
Loss from equity method investment	3,125	0.04	—	—
Amortization of discount in connection with early debt payment	156	—	3,119	0.02
Amortization of discount and deferred financing fees in connection with the accelerated debt maturity date (2)	12,390	0.15	—	—
Loss on forward contracts related to the issuance of convertible preferred stock	—	—	16,787	0.13
Long-lived asset impairments and other store closing costs	157,515	1.88	—	—
Manufacturing JV other-than-temporary impairment	35,840	0.43	—	—
Inventory and vendor allowance reserves (3)	22,799	0.27	—	—
Allowance for doubtful accounts (4)	8,703	0.10	—	—
Interest expense recognized on interest rate swap (5)	10,810	0.13	—	—
Other (6)	(821)	(0.01)	713	0.01
Tax effect (7)	(63,043)	(0.75)	(5,837)	(0.05)
Adjusted	$(10,957)	$(0.19)	$19,034	$0.15

Weighted average diluted common shares outstanding	83,897		126,628

(1) The Company applies the if-converted method to calculate dilution impact of the convertible senior notes and the convertible preferred stock. For reported and adjusted diluted EPS for the three months ended March 31, 2020 and for reported diluted EPS for the three months ended March 31, 2019, the underlying shares of the convertible preferred stock and the convertible senior notes are anti-dilutive. Therefore, the diluted EPS included a reduction to net (loss) income for the cumulative undeclared dividends of $5.2 million and $3.7 million, respectively, for the first quarter of 2020 and 2019. For adjusted diluted EPS for the three months ended March 31, 2019, the underlying shares of the convertible preferred stock is dilutive.

(2) The Company accelerated the amortization of discount and deferred financing fees related to the Tranche B-2 Term Loan, FILO Term Loan and the Revolving Credit Facility as a result of the expected acceleration of the debt maturity date to the Springing Maturity Date.

(3) Included $18.2 million inventory obsolescence reserves recorded as a reduction to inventory and $4.6 million vendor allowance recorded as a reduction to accounts receivables due to the current and estimated adverse impacts from the COVID-19 pandemic. The inventory and vendor allowance reserves were recognized within cost of sales in the Consolidated Statement of Operations Refer to Item 1, "Financial Statement," Note 2, "Basis of Presentation", Note 4, "Inventory", and Note 15, "Subsequent Events" for additional information.

(4) Represents credit losses for its franchisees and other third-party customers during the three months ended March 31, 2020 based on the current and estimated adverse impacts from the COVID-19.

(5) The Company reclassified the loss related to the interest rate swap that was previously deferred within accumulated other comprehensive loss to interest expense as the forecasted hedging transactions will not occur by the end of the originally specified time period as a result of the expected acceleration of the debt maturity date.

(6) The three months ended March 31, 2020 included a $2.1 million gain from the sale of the Company owned location in Boston, MA, offset by $0.8 million severance and $0.3 million loss from the cancellation of the annual franchise conference as a result of COVID-19 and $0.2 million of retention. The three months ended March 31, 2019 included retention of $0.7 million and immaterial refranchising gains. The retention expense is relates to an incentive program to retain senior executives and certain other key personnel below the executive level who are critical to the execution and success of the Company's strategy. The total amount awarded was approximately $10 million, of which $1 million was forfeited, which vested in four installments of 25% each over two years. Vesting dates were on November 2018, February 2019, August 2019 and February 2020.

(7) For the three months ended March 31, 2020 and 2019, the Company utilized a blended federal rate plus a net state rate that excluding the impact of certain state NOL's, state credits and valuation allowance. Additionally, the loss on forward contracts related to the issuance of convertible preferred stock in 2019 had no tax impact.

Reconciliation of Net Loss to Adjusted EBITDA
(in thousands)

	Three months ended March 31,
	2020	2019
	(unaudited)
Net loss	$(200,086)	$(15,262)
Income tax expense	(53,035)	1,956
Interest expense, net	47,444	32,956
Depreciation and amortization	7,858	10,190
Loss on net asset exchange for the formation of the joint ventures	1,655	19,514
Loss from equity method investment	3,125	—
Loss on forward contracts related to the issuance of convertible preferred stock	—	16,787
Long-lived asset impairments and other store closing costs	157,515	—
Manufacturing JV other-than-temporary impairment	35,840	—
Obsolete inventory reserves and vendor allowance (1)	22,799	—
Allowance for doubtful accounts (2)	8,703	—
Other (3)	(821)	713
Adjusted EBITDA	$30,997	$66,854

(1) Included $18.2 million inventory obsolescence reserves recorded as a reduction to inventory and $4.6 million vendor allowance recorded as a reduction to accounts receivables due to the estimated adverse impacts from the COVID-19 pandemic. The inventory and vendor allowance reserves were recognized within cost of sales in the Consolidated Statement of Operations. Refer to Item 1, "Financial Statement," Note 2, "Basis of Presentation", Note 4, "Inventory", and Note 15, "Subsequent Events" for additional information.
(2) Represents credit losses for its franchisees and other third-party customers during the three months ended March 31, 2020 based on the current and estimated adverse impacts from the COVID-19 under the current circumstances.
(3) The three months ended March 31, 2020 included a $2.1 million gain from the sale of the Company owned location in Boston, MA, offset by $0.8 million severance and $0.3 million loss from the cancellation of the annual franchise conference as a result of COVID-19 and $0.2 million of retention. The three months ended March 31, 2019 included retention of $0.7 million and immaterial refranchising gains. The retention expense is relates to an incentive program to retain senior executives and certain other key personnel below the executive level who are critical to the execution and success of the Company's strategy. The total amount awarded was approximately $10 million, of which $1 million was forfeited, which vested in four installments of 25% each over two years. Vesting dates were on November 2018, February 2019, August 2019 and February 2020.
GNC HOLDINGS, INC. AND SUBSIDIARIES
Reconciliation of Net Cash (Used in) Provided by Operating Activities to Free Cash Flow
(in thousands)

	Three months ended March 31,
	2020	2019
	(unaudited)

Net cash (used in) provided by operating activities	$(12,085)	$68,711
Capital expenditures	(3,858)	(3,017)
Free cash flow	$(15,943)	$65,694

Results of Operations
(Calculated as a percentage of consolidated revenue unless indicated otherwise)

	Three months ended March 31,
	2020	2019
Revenues:
U.S. and Canada	89.8%	86.6%
International	7.1%	7.3%
Manufacturing / Wholesale:
Intersegment revenues	—%	6.3%
Third-party contract manufacturing	—%	2.8%
Wholesale partner sales	3.1%	3.3%
Subtotal Manufacturing / Wholesale	3.1%	12.4%
Elimination of intersegment revenue	—%	(6.3)%
Total net revenues	100.0%	100.0%
Operating expenses:
Cost of sales, including warehousing, distribution and occupancy	71.1%	64.0%
Gross profit	28.9%	36.0%
Selling, general and administrative	30.6%	26.3%
Long-lived asset impairments	33.3%	—%
Loss on net asset exchange for the formation of the joint ventures	0.4%	3.5%
Other income, net	(0.2)%	—%
Total operating expenses	135.2%	93.8%
Operating income:
U.S. and Canada (*)	(30.9)%	10.7%
International (*)	(51.8)%	34.3%
Manufacturing / Wholesale (*)	46.7%	21.9%
Unallocated corporate costs and other
Corporate costs	(5.3)%	(4.6)%
Loss on net asset exchange for the formation of the joint ventures	(0.4)%	(3.5)%
Other	0.4%	—%
Subtotal unallocated corporate, loss on net asset exchange and other costs	(5.3)%	(8.1)%
Total operating (loss) income	(35.1)%	6.3%
Interest expense, net	10.0%	5.8%
Loss on forward contracts for the issuance of convertible preferred stock	—%	3.0%
Loss before income from equity method investments and income taxes	(45.1)%	(2.5)%
Income tax (benefit) expense	(11.2)%	0.3%
Net loss before income from equity method investments	(33.9)%	(2.8)%
(Loss) income from equity method investments	(8.4)%	0.2%
Net loss	(42.3)%	(2.6)%

(*) Calculated as a percentage of segment revenue.

The following table summarizes the number of our locations for the periods indicated:

	Three months ended March 31,
	2020	2019
U.S. & Canada
Company-owned(a):
Beginning of period balance	2,902	3,206
Openings	3	5
Acquired franchise locations(b)	5	6
Franchise conversions(c)	—	(1)
Closings (d)	(92)	(87)
End of period balance	2,818	3,129
Domestic Franchise:
Beginning of period balance	956	1,037
Openings	6	3
Acquired franchise locations(b)	(5)	(6)
Franchise conversions(c)	—	1
Closings (d)	(25)	(17)
End of period balance	932	1,018
International(e):
Beginning of period balance	1,915	1,957
Openings	15	24
Closings	(20)	(24)
China locations contributed to the China joint venture	—	(5)
End of period balance	1,910	1,952
Store-within-a-store (Rite Aid):
Beginning of period balance	1,759	2,183
Openings	31	11
Closings(f)	(162)	(85)
End of period balance	1,628	2,109
Total Locations	7,288	8,208
_______________________________________________________________________________
(a) Includes Canada.
(b) Stores that were acquired from franchisees and subsequently converted into company-owned store locations.
(c) Company-owned store locations sold to franchisees.
(d) Excludes approximately 1,100 of the U.S. and Canada company-owned and franchise retail temporary closed stores due to COVID-19 as of March 31, 2020.
(e) Includes franchise locations in approximately 50 countries (including distribution centers where sales are made and store-within-a-store locations) and company-owned locations in Ireland.
(f) Rite Aid store-within-a-store closings were primarily a result of the Walgreens acquisition of certain Rite Aid locations

Comparison of the Three Months Ended March 31, 2020 (current quarter) and 2019 (prior year quarter)
Revenues
        Our consolidated net revenues decreased $92.2 million, or 16.3%, to $472.6 million for the three months ended March 31, 2020 compared with $564.8 million for the same period in 2019. The decrease in revenue was largely due to U.S. company-owned negative same store sales of 10.1%, the closure of company-owned stores under our ongoing store portfolio optimization strategy, the transfer of the Nutra manufacturing to the Manufacturing joint venture ("Manufacturing JV") in the first quarter of 2019 and lower Domestic and International franchise revenue.
        U.S. and Canada.  Revenues in our U.S. and Canada segment decreased $65.0 million, or 13.3%, to $424.2 million for the three months ended March 31, 2020 compared with $489.2 million in the prior year quarter. The $65.0 million decrease was primarily due to the following:
•A decrease in U.S. company-owned same store sales of 10.1%, which includes GNC.com sales, resulted in a $35.8 million decrease to revenue, of which approximately $20 million was attributable to the impact of COVID-19 in the second half of March compared with sales trends during the first quarter of 2020 prior to the pandemic outbreak. E-commerce sales comprised 10.6% of U.S. and Canada revenue in the current quarter compared with 7.4% in the prior year quarter;
•The decrease in the number of corporate stores from 3,129 at March 31, 2019 to 2,818 at March 31, 2020 as a result of our store portfolio optimization strategy contributed a $20.7 million decrease to revenue;
•A decrease in domestic franchise revenue of $8.3 million due to a decrease in same store sales of 10.2% and decrease in number of franchise stores from 1,018 at March 31, 2019 to 932 at March 31, 2020;
•A decrease in Canada same stores sales of 11.7% resulted in a $2.5 million decrease to revenue.
        International. Revenues in our International segment decreased $7.4 million, or 18.0%, to $33.5 million in the current quarter compared with $40.9 million in the prior year quarter primarily due to the outbreak of COVID-19 which caused business disruption in the International segment beginning in January 2020. Revenue from our international franchisees decreased by $6.4 million in the current quarter compared with the prior year quarter primarily due to lower sales in the Asian markets as a result of the COVID-19 pandemic.
        Manufacturing / Wholesale. Revenues in our Manufacturing / Wholesale segment, excluding intersegment sales, decreased $19.8 million, or 57.2%, to $14.9 million for the three months ended March 31, 2020 compared with $34.7 million in the prior year quarter primarily due to the transfer of the Nutra manufacturing business to the Manufacturing JV. Sales to our wholesale partners decreased $4.0 million, or 21.4%, from $18.9 million in the prior year quarter to $14.9 million in the current quarter largely due to the closures of our Rite Aid store-within-a-store as a result of Walgreens' acquisition of certain Rite Aid locations. There were no intersegment sales in the current quarter due to the transfer of the Nutra manufacturing business to the Manufacturing JV in March 2019, compared to $35.5 million in the prior year quarter.
Cost of Sales and Gross Profit
        Cost of sales, which includes product costs, warehousing, distribution and occupancy costs, decreased $25.8 million to $335.9 million for the three months ended March 31, 2020 compared with $361.7 million in the prior year quarter. Gross profit decreased $66.4 million from $203.1 million in the prior year quarter to $136.7 million in the current quarter. Based on the estimated adverse impact from the COVID-19 pandemic, we recorded $22.8 million in reserves related to inventory obsolescence and vendor allowances in the current quarter, of which $22.4 million was within U.S. and Canada segment and $0.4 million was within Manufacturing / Wholesale segment. Excluding these reserves in the current quarter, gross profit as a percentage of revenue was 33.8% for the three months ended March 31, 2020 compared with 36.0% in the prior year quarter. The decrease in gross profit rate was primarily due to deleverage in occupancy expense associated with lower sales, partially offset by the transfer of the Nutra manufacturing business to the Manufacturing JV in the first quarter of prior year.

Selling, General and Administrative (“SG&A”) Expense
        SG&A expense, including compensation and related benefits, advertising and other expenses, decreased $3.8 million, or 2.5%, from $148.3 million in the prior year quarter to $144.5 million in the current quarter. SG&A expense, as a percentage of revenue, was 30.6% and 26.3% for the three months ended March 31, 2020 and 2019, respectively.
        During the three months ended March 31, 2020 and 2019, we recognized $0.2 million and $0.7 million, respectively, related to a retention program adopted in the first quarter of 2018 to retain senior executives and certain other key personnel who are critical to the execution and success of our strategy. The total amount awarded was approximately $10 million, of which approximately $1 million was forfeited, which vested in four installments of 25% each over two years through February 2020. In addition, in connection with the COVID-19 pandemic in the current quarter, we recorded $8.7 million allowance for credit losses for certain vendors and franchisees, of which $7.9 million was recorded within U.S. and Canada segment and $0.8 million was recorded within Manufacturing / Wholesale segment, and $1.1 million for certain other expenses as detailed within the table "Reconciliation of Net Loss and Diluted EPS to Adjusted Net (Loss) Income and Adjusted Diluted EPS" above.
        Excluding the impact of these items, SG&A expense decreased $13.0 million in the current quarter compared with the prior year quarter, and, as a percentage of revenue, was 28.5% and 26.1% for the three months ended March 31, 2020 and 2019, respectively. The decrease in SG&A expense was primarily due to lower salaries and benefits associated with the store portfolio optimization, corporate incentive and cost saving initiatives. The increase in SG&A expense as a percentage of revenue was primarily driven by deleverage in salaries and benefits associated with a decrease in sales, and to a lesser extent an increase in consulting fees.
Long-lived Asset Impairments and other store closing costs
We recorded $157.5 million long-lived asset impairments and other store closing costs, consisting of $111.7 million related to brand name (of which $88.6 million was allocated to the U.S. and Canada segment and the remaining was allocated to the International segment), $40.3 million related to long-lived assets and other store closing costs and $5.5 million related to goodwill for The Health Store reporting unit within the International segment.
Refer to Item 1, "Financial Statements," Note 5, "Property, Plant and Equipment, net" and Note 6, "Goodwill and Intangible Assets" for more information.
Other Income, net
        Other income, net, of $1.0 million in the current quarter included a $2.1 million gain from the sale of the Company owned location in Boston, MA, offset by a $1.1 million foreign currency loss. Other income, net, of $0.2 million in the prior year quarter included foreign currency gains and refranchising gains.
Operating Income
        As a result of the foregoing, consolidated operating loss was $166.0 million for the three months ended March 31, 2020 compared with operating income of $35.5 million in the prior year quarter. Operating loss in the current quarter was significantly impacted by $157.5 million long-lived asset impairment and other store closing charges, $22.8 million reserves related to inventory obsolescence and vendor allowance and $8.7 million allowance for credit losses in connection with the current and estimated adverse impacts from the COVID-19 pandemic. Refer to Item 1, "Financial Statements," Note 15, "Subsequent Events" for more information about the COVID-19 impacts.
        U.S. and Canada. Operating loss was $131.2 million for the three months ended March 31, 2020 compared with operating income of $52.1 million for the same period in 2019. Operating loss in the current quarter included $88.6 million non-cash brand impairment and $40.3 million of long-lived asset store impairment charges and other store closing costs. In addition, as mentioned above, in connection with the COVID-19 pandemic, we recorded $22.4 million inventory and vendor reserves, $7.9 million allowances for credit losses, and $1.1 million in certain other expenses detailed within table "Reconciliation of Net Loss and Diluted EPS to Adjusted Net (Loss) Income and Adjusted Diluted EPS" above. Excluding these items and immaterial gains on refranchising in the prior year quarter, operating income was $29.1 million, or 6.9% of segment revenue, in the current quarter compared with $52.1 million, or 10.7% of segment revenue, in the prior year quarter. The decrease in operating income percentage in the current quarter compared to the prior year quarter was primarily due to occupancy, salaries and benefits deleverage in connection with the decrease in sales and higher marketing expense.

        International. Operating loss was $17.4 million for the three months ended March 31, 2020. Excluding non-cash brand impairment of $23.1 million and goodwill impairment of $5.5 million in the current quarter, operating income was $11.2 million, or 33.4% of segment revenue, compared with $14.1 million, or 34.3% of segment revenue, for the same period in 2019. The decrease in operating income percentage was primarily due to a lower margin rate driven by a change in revenue mix within the segment as a result of the transfer of the China business to the joint ventures effective February 13, 2019.
        Manufacturing / Wholesale. Operating income decreased $8.4 million, or 54.8%, to $6.9 million for the three months ended March 31, 2020 compared with $15.3 million in the prior year quarter.  Operating income as a percentage of segment revenue increased from 21.9% in the prior year quarter to 46.7% in the current quarter. Revenue decreased as a result of the transfer of the Nutra manufacturing business to the Manufacturing JV as described above. However, operating income margins were positively impacted as the Manufacturing / Wholesale segment recognized profit margin that resulted from maintaining consistent pricing to what was charged to our other operating segments prior to the inception of the Manufacturing JV.
        Corporate costs. Corporate costs decreased $1.5 million to $24.8 million for the three months ended March 31, 2020 compared with $26.3 million in the prior year quarter. As explained above, the current quarter and prior year quarter included retention expense of $0.2 million and $0.7 million, respectively. Excluding these expenses, corporate costs decreased $0.9 million in the current quarter compared with the prior year quarter.
Loss on Net Asset Exchange for the Formation of the Joint Ventures. During the first quarter of 2020, we recognized a $1.7 million purchase price adjustment related to the Harbin transaction. During the first quarter of 2019, we recognized a pre-tax loss of $19.5 million related to the contribution of our China business to the HK JV and China JV and the contribution of our Nutra manufacturing and Anderson facility net assets to the Manufacturing JV. Refer to Item 1, "Financial Statements," Note 8, "Equity Method Investment" for more information.
Interest Expense, net
        Interest expense was $47.4 million for the three months ended March 31, 2020 compared with $33.0 million for the three months ended March 31, 2019 primarily due to $12.4 million accelerated amortization of the discounts and deferred financing fees in connection with the accelerated maturity date for the Tranche B-2, FILO Term Loan and the Revolving Credit Facility and $10.8 million expense recognized for the amount previously deferred within accumulated other comprehensive loss related to the interest rate swap cash flow hedges being deemed ineffective as of March 31, 2020. Refer to Note 7, "Debt / Interest Expense" for more information.
Loss on Forward Contracts for the Issuance of Convertible Preferred Stock
A loss of $16.8 million was recorded in the three months ended March 31, 2019 for the change in fair value of the forward contracts related to the issuance of convertible preferred stock. Refer to Item 1, "Financial Statements," Note 11, "Mezzanine Equity" for more information.
Income Tax (Benefit) Expense
        We recognized $53.0 million of income tax benefit during the three months ended March 31, 2020 compared with $2.0 million of income tax expense for the same period in 2019. The Company’s 2020 annual effective tax rate was impacted by a partial valuation allowance for attributes expected to be generated in 2020 that may not be realizable, the other-than-temporary impairment of the Manufacturing JV, and the benefit of the federal tax rate differential related to federal net operating losses generated during the current year that are expected to be carried back to prior years at a 35% rate. The 2019 effective tax rate was significantly impacted by a gain for tax purposes resulting from the transfer of the Nutra manufacturing net assets to the Manufacturing JV and the establishment of a partial valuation allowance for attributes generated in the 2019 year that may not be realizable.
(Loss) Income from Equity Method Investments
        We recognized a loss of $39.6 million from equity method investments during the three months ended March 31, 2020 compared with income from equity method investments of $1.0 million in the prior year quarter. During the first quarter of 2020, the loss from equity method investments included a $35.8 million other-than-temporary impairment for the Manufacturing JV as the estimated fair value of the equity method investment in the Manufacturing JV was less than its carrying value, $3.1 million loss in connection with IVC's first subsequent purchase of the Manufacturing JV and $0.7 million loss from our share of the equity method investments. Refer to Item 1, "Financial Statements," Note 8, "Equity Method Investments" for more information.

Net Loss
        As a result of the foregoing, consolidated net loss was $200.1 million for the three months ended March 31, 2020 compared with net loss of $15.3 million for the same period in 2019. Excluding certain expenses as reconciled in the table above, under the caption "Reconciliation of Net Loss and Diluted EPS to Adjusted Net (Loss) Income and Adjusted Diluted EPS", adjusted net loss was $11.0 million for the current quarter compared with adjusted net income of $19.0 million for the same period in 2019.
Diluted Loss Per Share
        Diluted loss per share was $2.45 for the three months ended March 31, 2020 compared with diluted loss per share of $0.23 for the same period in 2019. The diluted loss per share included cumulative undeclared dividends of $5.2 million and $3.7 million, respectively, for the current and prior year quarters. Excluding certain expenses as reconciled in the table above, under the caption "Reconciliation of Net Income and Diluted EPS to Adjusted Net (Loss) Income and Adjusted Diluted EPS", adjusted diluted loss per share was $0.19 for the current quarter compared with diluted earnings per share of $0.15 for the same period in 2019.
Liquidity and Capital Resources
        As of March 31, 2020, we had $19.9 million available under the Revolving Credit Facility, after giving effect to $30.0 million borrowing outstanding, $4.5 million utilized to secure letters of credit and $26.6 million reduction to borrowing ability as a result of a decrease in net collateral.  During April 2020, we borrowed an additional $30.0 million on the Revolving Credit Facility and as of April 30, 2020, we had $60.0 million borrowing outstanding.
As further discussed below, we have an accelerated maturity payment due on May 16, 2020 (the “Springing Maturity Date”) that we do not have the ability to pay. Since we have not refinanced the $738.7 million of Tranche B-2 Term Loan (the "Tranche B-2 Term Loan"), FILO Term Loan (the "FILO Term Loan") and Revolving Credit Facility (the "Revolving Credit Facility") that will become due on the Springing Maturity Date, management has concluded there is substantial doubt regarding our ability to continue as a going concern within one year from the issuance date of our Consolidated Financial Statements. Failure to complete a refinancing or other restructuring, obtain an extension of the Springing Maturity Date as defined in the Credit Agreements, reach an agreement with required lender groups under the Credit Agreements prior to May 16, 2020 or to reach an agreement with our stakeholders on the terms of an out-of-court restructuring would have a material adverse effect on our liquidity, financial condition and results of operations and may result in filing a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in order to implement a restructuring plan. As of March 31, 2020, our outstanding indebtedness has been classified as current on the Company's Consolidated Balance Sheets. In addition, we accelerated the amortization of original issuance discount and deferred financing fees for the Tranche B-2 Term Loan, FILO Term Loan and the Revolving Credit Facility of $12.4 million to the Springing Maturity Date.
We have continued to experience negative same store sales and declining gross profit. We have closed underperforming stores under its store optimization strategy and implemented cost reduction measures to help mitigate the effect of these declines and improve its financial position and liquidity. At March 31, 2020, we have substantial indebtedness including $156.4 million of outstanding indebtedness under the Notes issued under that certain Indenture dated as of August 10, 2015, among the Company, certain of its subsidiaries, and The Bank of New York Mellon Trust Company, N.A, maturing on August 15, 2020 (the "Notes") and $434.8 million of outstanding indebtedness under the Amended and Restated Term Loan Credit Agreement, dated as of February 28, 2018, among GNC Corporation, GNC Nutrition Centers, Inc., as Borrower, the lenders and agents parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent (the “Tranche B-2 Term Loan Credit Agreement" and the term loan thereunder, the "Tranche B-2 Term Loan"). We made an excess cash flow payment of $25.9 million that was due in April 2020 which reduced the outstanding amount of the Tranche B-2 Term Loan. The Tranche B-2 Term Loan becomes due on the earlier to occur of (i) the maturity date of March 4, 2021 or (ii) May 16, 2020 if more than $50 million of the Notes are outstanding on such date. Each of the Revolving Credit Facility under the Credit Agreement, dated as of February 28, 2018, among GNC Corporation, GNC Nutritional Centers, Inc., as Administrative Borrower, certain of its subsidiaries, as subsidiary borrowers, the lenders and agents parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent (the “ABL Credit Agreement,” and together with the Tranche B-2 Term Loan Credit Agreement, the "Credit Agreements") and the FILO Term Loan under the ABL Credit Agreement, which otherwise mature in August 2022 and December 2022 respectively, also include an accelerated maturity date of May 16, 2020 if more than $50 million of the Notes are outstanding on such date. We do not have the ability to reduce the outstanding balance on the Notes from $156.4 million to below $50 million with projected cash on hand and new borrowings under the Revolving Credit Facility, assuming such borrowings remain available.

The outbreak of novel strain of coronavirus COVID-19 caused business disruption in the International segment beginning in January 2020. In late February 2020, the situation escalated as the scope of the COVID-19 outbreak worsened to directly impact areas outside of the Asia-Pacific region, with Europe and the United States recognizing outbreaks of COVID-19. As of March 31, 2020, we had temporarily closed approximately 30% of the U.S. and Canada company-owned and franchise stores as a result of the COVID-19 pandemic. There is significant uncertainty on our business going forward due to various global macroeconomic, operational and supply chain risks as a result of COVID-19.
We were in compliance with the debt covenant reporting and compliance obligations under the Credit Agreements as of March 31, 2020. Management does not believe that we have the ability to comply with the financial covenants under the Senior Credit Facility Agreements over the next twelve months given the current circumstances stemming from the COVID-19 pandemic
We are in the process of reviewing a range of refinancing options to refinance our outstanding indebtedness. We have been working with an independent committee of the Board supported by independent financial and legal advisors to conduct its review and have had a series of discussions with financing sources in the United States and Asia. We will continue to explore all options to refinance and restructure its indebtedness. While we continue to work through a number of refinancing alternatives to address its upcoming debt maturities, we cannot make any assurances regarding the likelihood, certainty or exact timing of any alternatives.
Reporting requirements under both the Tranche B-2 Term Loan and the Credit Agreement require the Company to provide annual audited financial statements accompanied by an opinion of an independent public accountant without a "going concern" or like qualification or exception, or qualification arising out of the scope of the audit (other than a “going concern” statement, explanatory note or like qualification or exception resulting solely from an upcoming maturity date under the Tranche B-2 Term Loan or the Notes). Management believes the we satisfied this requirement in the 2019 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the "SEC") on March 25, 2020 (the "2019 10-K"). If the lenders take a contrary position, (a) they could decide to instruct the administrative agent under the Senior Credit Agreements to deliver a written notice thereof to the borrower, and if the alleged default continued uncured for 30 days thereafter it would become an alleged event of default (unless waived by the lenders) and (b) the Company intends to contest such position and any action the lenders may attempt to take as a result thereof. If the lenders were to prevail in any such dispute, the required lenders could instruct the administrative agent to exercise remedies under the Senior Credit Agreements (the "Revolving Credit Facility"), including accelerating the maturity of the loans, terminating commitments under the revolving credit facility under the ABL Credit Agreement and requiring the posting of cash collateral in respect of outstanding letters of credit issued under the Revolving Credit Facility ($4.5 million at March 31, 2020). If this were to occur, management would enter into discussions with the lenders to waive the default or forebear from the exercise of remedies. Failure to obtain such a waiver, complete a refinancing or other restructuring, obtain an extension of the Springing Maturity Date as defined in the Credit Agreements or to reach an agreement with required lender groups under the Credit Agreements prior to May 16, 2020 or to reach an agreement with the our stakeholders on the terms of an out-of-court restructuring would have a material adverse effect on our liquidity, financial condition and results of operations and may result in filing a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in order to implement a restructuring plan.
Due to the adverse impacts of COVID-19, we withheld rent and other occupancy payments beginning in April 2020 for certain of our retail locations as management negotiates with landlords for rent concessions. The Company withheld rent and other occupancy payments of approximately $19 million in April 2020 and approximately $16 million in May 2020. In the event that withholding these rent payments would constitute an event of default per the lease agreement, management intends to negotiate resolution with the landlord. If such negotiations are not successful, the lease liabilities associated with those leases could become immediately due and payable.
Cash (Used in) Provided by Operating Activities
        Cash used in operating activities was $12.1 million for the three months ended March 31, 2020 compared with cash provided by operating activities of $68.7 million for the three months ended March 31, 2019. The decrease in cash from operating activities was driven by a decrease in operating income, as discussed above, and unfavorable working capital changes.

Cash Provided by Investing Activities
        Cash provided by investing activities was $14.5 million for the three months ended March 31, 2020 compared with $85.6 million for the same period in 2019. During the three months ended March 31, 2020, we received $15.6 million for the first subsequent purchase price from IVC for additional equity interest in the Manufacturing JV and $2.6 million in proceeds from the sale of the Company owned location in Boston, MA. In the prior year quarter, we received $101 million cash proceeds from IVC in exchange for IVC's 57% of ownership of the Manufacturing JV. In addition, in 2019 we made a capital contribution of $10.7 million to the Manufacturing JV for our share of short-term working capital needs and contributed cash of $2.4 million from our China business to the HK JV and China JV. Capital expenditures for the three months ended March 31, 2020 were $3.9 million compared with $3.0 million for the same period in 2019.
Cash Used in Financing Activities
        For the three months ended March 31, 2020, cash provided by financing activities was $18.2 million, primarily consisting of $30.0 million in borrowings from the Revolving Credit Facility and $11.7 million in payments on the Tranche B-2 Term Loan utilizing proceeds from IVC's purchase of equity interest in the Manufacturing JV during the first quarter of 2020.
        For the three months ended March 31, 2019, cash used in financing activities was $84.4 million, primarily consisting of $147.3 million in payments on the Tranche B-1 Term Loan, $114.0 million in payments on the Tranche B-2 Term Loan, $12.6 million fees associated with the issuance of convertible preferred stock and a $10.4 million original issuance discount OID paid to the Tranche B-2 Term Loan lender at 2% of the outstanding balance, partially offset by approximately $200 million of proceeds from the issuance of the Convertible Preferred Stock.
Contractual Obligations
The Company does not expect to have the ability to reduce the outstanding balance on the Notes from $156.4 million to below $50 million with projected cash on hand and new borrowings under the Revolving Credit Facility, assuming such borrowings remain available, before the Springing Maturity Date. As of March 31, 2020, the Company's outstanding indebtedness has been classified as current on the Company's Consolidated Balance Sheets. Refer to Liquidity and Capital Resource for more information. There have been no other material changes in our contractual obligations as disclosed in the 2019 10-K.
Critical Accounting Estimates
        There have been no material changes to the application of critical accounting policies and significant judgments and estimates as disclosed in our 2019 10-K. As described in Item 1, "Financial Statements," Note 5, "Property, Plant and Equipment, net", Note 6, "Goodwill and Other Long-lived Assets," and Note 8, "Equity Method Investment", we recorded $157.5 million in long-lived asset impairment and other store closing costs and $35.8 million other-than-temporary impairment for the Manufacturing JV. The calculation of these charges required the use of judgment and estimates that involve inherent uncertainties.
Recent Accounting Pronouncements
        Refer to Note 2. "Basis of Presentation," which is incorporated herein by reference.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
        There have been no significant changes to our market risk since December 31, 2019. For a discussion of our exposure to market risk, refer to Part II, Item 7A "Quantitative and Qualitative Disclosures About Market Risk" of our 2019 Form 10-K.
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
        Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act has been appropriately recorded, processed, summarized and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our CEO and CFO have concluded that, as of March 31, 2020, our disclosure controls and procedures are effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
        There are no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ending March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
        DMAA/Aegeline Claims.   As disclosed in prior Annual Reports on Form 10-K and Quarterly Reports on Forms 10-Q, prior to December 2013, we sold products manufactured by third parties that contained derivatives from geranium known as 1.3-dimethylpentylamine/ dimethylamylamine/ 13-dimethylamylamine, or "DMAA," which were recalled from our stores in November 2013, and/or Aegeline, a compound extracted from bael trees. As of March 31, 2020, individuals (on their own behalf or on behalf of minors or estates) have filed 27 personal injury lawsuits involving products containing DMAA and/or Aegeline, where we (or one of our wholly-owned subsidiaries) along with the third-party vendor, have been named as parties:
•Case No. 140502403, filed May 20, 2014 in Common Pleas Court of Philadelphia County, Pennsylvania
•Case No. 15-1-0847-05, filed May 1, 2015, in the first Circuit Court, State of Hawaii
•Cases filed in the District Court for the District of Hawaii as follows:

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
•Cases filed in the Superior Court of California as follows:
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
        Other Legal Proceedings.    For additional information regarding certain legal proceedings to which we are a party, see Item 1 "Financial Statements" Note 10, "Contingencies."
Item 1A.   Risk Factors
        Other than as set forth below, there have been no material changes to the disclosures relating to this item from those set forth under Part I, Item 1A “Risk Factors” in the 2019 10-K:
If the Company cannot meet the NYSE continued listing requirements, the NYSE may delist the Company’s shares.
Under the continued listing requirements of The New York Stock Exchange (“NYSE”), amongst others, the Company is considered to be out of compliance with the NYSE’s minimum price requirement if the Company’s average closing price of its common stock (“Shares”) over a consecutive 30 trading-day period is less than $1.00 per share (the “Share Price Deficiency”). In addition, the 30 trading-day average market capitalization of the Company is required to be above $50 million (unless, at the same time, the Company’s total stockholders’ equity is equal to or greater than $50 million) (the “Market Capitalization Deficiency”). On April 22, 2020, the Company received written notification from the NYSE that it was not in compliance with either the minimum share price requirement or the market capitalization requirement.
Pursuant to Section 802.01C of the NYSE Listed Company Manual, the Company has a period of six months following its receipt of the written notice from the NYSE with respect to the Share Price Deficiency to regain compliance with the minimum share price requirement. In order to regain compliance, on the last trading day of any calendar month during the cure period, the Shares must have (i) a closing price of at least $1.00 per Share and (ii) an average closing price of at least $1.00 per Share over the 30 trading day period ending on the last trading day of such month.
Pursuant to Section 802.02 of the NYSE Listed Company Manual, the Company has a period of 45 days from its receipt of written notice with respect to the Market Capitalization Deficiency to submit a plan advising the NYSE of definitive actions the Company has taken, or is taking, that would bring it into conformity with the market capitalization listing standard within 18 months of its receipt of written notice. If the NYSE accepts the plan, the Shares will continue to be listed on the NYSE during the 18-month period, subject to compliance with other NYSE continued listing standards and continued periodic review by the NYSE of the Company’s progress with respect to its plan. If the plan is not submitted on a timely basis, is not accepted, or is accepted but the Company does not make progress consistent with the plan during the plan period, the Shares will be subject to suspension and delisting from the NYSE. In addition, the NYSE can at any time suspend trading in a security and delist the stock if it deems it necessary for the protection of investors.
If the Shares are suspended and delisted from the NYSE, the Company expects that the Shares would be quoted on an over-the-counter (“OTC”) market, although there is no assurance that an active market in the Shares would develop. The OTC market is a significantly more limited market than the NYSE, which could affect the market price, trading volume, liquidity and resale price of such Shares. Shares that trade on the OTC markets also typically experience more volatility compared to securities that trade on a national securities exchange. No assurance can be given that the Company will be able to regain compliance with these requirements or maintain compliance with the other continued listing requirements set forth in the NYSE Listed Company Manual. If trading in the Shares is suspended on the NYSE or the Shares are delisted by the NYSE for any reason, it could negatively impact the Company as it would likely reduce the liquidity and market price of the Shares; reduce the number of investors willing to hold or acquire the Shares; negatively impact the Company’s ability to access equity markets and obtain financing; and impair the Company’s ability to attract and retain employees by means of equity compensation.
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
We made no purchases of shares of Class A common stock for the quarter ended March 31, 2020.
In August 2015, the Board approved a $500.0 million multi-year repurchase program in addition to the $500.0 million multi-year program approved in August 2014, bringing the aggregate share repurchase program authorization to $1.0 billion of the Company’s common stock. As of March 31, 2020, the Company has utilized $802.2 million of the current repurchase program and has $197.8 million remains available for purchase under the program.

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
32.1*
Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted , as Adopted Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

GNC HOLDINGS, INC.
(Registrant)

/s/ Tricia K. Tolivar
Date: May 11, 2020	Tricia K. Tolivar
Chief Financial Officer
(Principal Financial Officer)