Form 10-Q
period 2020-06-30
GNC HOLDINGS, INC.
filed 2020-08-10
CIK 1502034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	June 30, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number:  001-35113
 GNC Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware		20-8536244
(State or other jurisdiction of		(I.R.S. Employer
Incorporation or organization)		Identification No.)

300 Sixth Avenue		15222
Pittsburgh,	Pennsylvania	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code:  (412) 288-4600
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A common stock, par value $0.001 per share	GNCIQ	*

* On June 30, 2020, the Company’s common stock was suspended from trading on the New York Stock Exchange (the “NYSE”) because of the Debtors’ filing of the Chapter 11 Cases. Effective July 1, 2020, trades in the Company’s common stock began being quoted on the OTC Pink Marketplace under the symbol “GNCIQ.” On July 1, 2020, the NYSE filed a Form 25 to delist the Company’s common stock and to remove it from registration under Section 12(b) of the Exchange Act.

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
                    ☐ Yes ☒ No

1

As of August 5, 2020, there were 84,040,526 outstanding shares of Class A common stock, par value $0.001 per share (the “common stock”), of GNC Holdings, Inc.
2

3

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited Debtor-In-Possession)

GNC HOLDINGS, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
Consolidated Balance Sheets
(unaudited)
(in thousands)

	June 30, 2020	December 31, 2019
Current assets:
Cash and cash equivalents	$80,740	$117,046
Restricted cash (Note 3)	15,688	—
Receivables, net of allowance for credit losses of $32,726 and $22,648, respectively (Note 2)	77,413	101,234
Receivables due from related parties (Note 9)	10,094	8,946
Inventory (Note 5)	275,170	387,655
Prepaid and other current assets	37,183	24,880
Total current assets	496,288	639,761
Long-term assets:
Goodwill (Note 7)	73,552	79,109
Brand name (Note 7)	189,000	300,720
Other intangible assets, net	68,493	71,298
Property, plant and equipment, net (Note 6)	66,597	86,916
Right-of-use assets (Note 6)	248,340	350,579
Equity method investments (Note 9)	42,077	97,930
Investment in GNC Canada (Note 3)	13,570	—
Deferred tax assets (Note 15)	26,542	—
Other long-term assets	18,603	24,274
Total long-term assets	746,774	1,010,826
Total assets	$1,243,062	$1,650,587
Current liabilities:
Debtor-in-possession financing (Note 3)	$305,000	$—
Accounts payable	6,435	150,742
Accounts payable due to related parties (Note 9)	3,340	11,720
Current portion of long-term debt (Note 8)	—	180,566
Current lease liabilities	—	112,005
Deferred revenue and other current liabilities	40,507	105,792
Total current liabilities	355,282	560,825
Long-term liabilities:
Long-term debt (Note 8)	—	681,999
Deferred income taxes	315	31,586
Lease liabilities	2,018	330,510
Other long-term liabilities	208	41,535
Total long-term liabilities	2,541	1,085,630
Total liabilities not subject to compromise	357,823	1,646,455
Liabilities subject to compromise	1,153,564	—
Total liabilities	1,511,387	1,646,455

Contingencies (Note 11)
Mezzanine equity:
Convertible preferred stock (Note 12)	211,395	211,395

Stockholders’ deficit:
Common stock	131	131
Additional paid-in capital	1,013,854	1,012,076
Retained earnings	234,850	518,605
Treasury stock, at cost	(1,725,349)	(1,725,349)
Accumulated other comprehensive loss	(3,206)	(12,726)
Total stockholders’ deficit	(479,720)	(207,263)
Total liabilities, mezzanine equity and stockholders’ deficit	$1,243,062	$1,650,587

The accompanying notes are an integral part of the Consolidated Financial Statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
Consolidated Statements of Operations
(unaudited)
(in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

Revenue (Note 4)	$343,538	$533,997	$816,119	$1,098,760
Cost of sales, including warehousing, distribution and occupancy	255,305	340,253	591,171	701,925
Gross profit	88,233	193,744	224,948	396,835
Selling, general and administrative	127,115	143,840	271,657	292,143
Long-lived asset impairments and other store closing costs	20,201	—	177,715	—
Loss on net asset exchange for the formation of the joint ventures (Note 9)	—	1,779	1,655	21,293
Other income, net	(565)	(593)	(1,528)	(801)
Operating (loss) income	(58,518)	48,718	(224,551)	84,200
Interest expense, net (Note 8)	22,057	24,964	69,502	57,920
Gain on convertible debt repurchase	—	(3,214)	—	(3,214)
Loss on forward contracts for the issuance of convertible preferred stock	—	—	—	16,787
Reorganization items, net	15,429	—	15,429	—
(Loss) income before income from equity method investments and income taxes	(96,004)	26,968	(309,482)	12,707
Income tax (benefit) expense (Note 15)	(11,386)	13,030	(64,421)	14,986
(Loss) income before income from equity method investments	(84,618)	13,938	(245,061)	(2,279)
Income (loss) from equity method investments (Note 9)	949	2,120	(38,694)	3,075
Net (loss) income	$(83,669)	$16,058	$(283,755)	$796
(Loss) earnings per share (Note 13):
Basic	$(1.06)	$0.13	$(3.51)	$(0.09)
Diluted	$(1.06)	$0.11	$(3.51)	$(0.09)
Weighted average common shares outstanding (Note 13):
Basic	83,936	83,663	83,916	83,587
Diluted	83,936	140,942	83,916	83,587
 The accompanying notes are an integral part of the Consolidated Financial Statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)
(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

Net (loss) income	$(83,669)	$16,058	$(283,755)	$796
Other comprehensive gain (loss):
Net change in interest rate swaps:
Periodic revaluation of interest rate swap, net of tax(1)	—	(2,830)	(3,542)	(4,295)
Reclassification adjustment for interest recognized in Consolidated Statement of Operations, net of tax(2)	—	268	871	504
Net change in unrecognized loss on interest rate swaps, net of tax	—	(2,562)	(2,671)	(3,791)
Deferred loss recognized on interest rate swap, net of $3.4 million tax expense	—	—	7,459	—
Foreign currency translation gain (loss)	251	186	(896)	625
Deconsolidation of GNC Canada - currency translation	5,628	—	5,628	—
Other comprehensive gain (loss)	5,879	(2,376)	9,520	(3,166)
Comprehensive (loss) income	$(77,790)	$13,682	$(274,235)	$(2,370)

(1)Net of tax benefit of $1.3 million for the three months ended June 30, 2019, and net of tax benefit of $1.6 million and $1.9 million, respectively, for the six months ended June 30, 2020 and 2019.
(2)Net of tax expense of $0.1 million, respectively, for the three months ended June 30, 2019, and net of tax expense of $0.4 million and $0.2 million, respectively, for the six months ended June 30, 2020 and 2019.

The accompanying notes are an integral part of the Consolidated Financial Statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
Consolidated Statements of Stockholders’ Deficit
(unaudited)
(in thousands)

	Common Stock		Treasury Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
	Class A
	Shares	Dollars
Balance at December 31, 2019	84,564	$131	$(1,725,349)	$1,012,076	$518,605	$(12,726)	$(207,263)
Comprehensive income	—	—	—	—	(200,086)	3,641	(196,445)
Restricted stock awards	68	—	—	—	—	—	—
Minimum tax withholding requirements	(24)	—	—	(54)	—	—	(54)
Stock-based compensation	—	—	—	1,372	—	—	1,372
Balance at March 31, 2020	84,608	131	(1,725,349)	1,013,394	318,519	(9,085)	(402,390)
Comprehensive income	—	—	—	—	(83,669)	5,879	(77,790)
Restricted stock awards	(546)	—	—	—	—	—	—
Minimum tax withholding requirements	(21)	—	—	(10)	—	—	(10)
Stock-based compensation	—	—	—	470	—	—	470
Balance at June 30, 2020	84,041	$131	$(1,725,349)	$1,013,854	$234,850	$(3,206)	$(479,720)

Balance at December 31, 2018	83,886	$130	$(1,725,349)	$1,007,827	$613,637	$(10,555)	$(114,310)
Impact of the adoption of ASC 842	—	—	—	—	(59,936)	—	(59,936)
Comprehensive income	—	—	—	—	(15,262)	(790)	(16,052)
Restricted stock awards	121	—	—	—	—	—	—
Minimum tax withholding requirements	(41)	—	—	(120)	—	—	(120)
Stock-based compensation	—	—	—	1,334	—	—	1,334
Balance at March 31, 2019	83,966	130	(1,725,349)	1,009,041	538,439	(11,345)	(189,084)
Comprehensive income	—	—	—	—	16,058	(2,376)	13,682
Restricted stock awards	628	—	—	—	—	—	—
Minimum tax withholding requirements	(15)	—	—	(108)	—	—	(108)
Stock-based compensation	—	—	—	1,658	—	—	1,658
Balance at June 30, 2019	84,579	$130	$(1,725,349)	$1,010,591	$554,497	$(13,721)	$(173,852)

The accompanying notes are an integral part of the Consolidated Financial Statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six months ended June 30,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(283,755)	$796
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization expense	14,845	18,704
Non-cash reorganization items, net	13,386	—
Loss (income) from equity method investments	38,694	(3,075)
Amortization of debt costs	21,954	12,364
Stock-based compensation	1,842	2,992
Long-lived asset impairments and other store closing costs	177,715	—
Loss on forward contracts related to the issuance of convertible preferred stock	—	16,787
Loss on net asset exchange for the formation of the joint ventures	1,655	21,293
Gain on convertible notes repurchase	—	(3,214)
Interest expense recognized on interest rate swap	10,810	—
Distribution from equity investments	1,399	—
Deferred income tax benefit	(61,344)	(5,859)
Other	(2,106)	(398)
Changes in assets and liabilities:
Decrease (increase) in receivables	20,559	(4,400)
Decrease (increase) in inventory	88,146	(706)
Decrease (increase) in prepaid and other current assets	(12,841)	874
Increase (decrease) in accounts payable	(51,772)	24,886
Increase (decrease) in deferred revenue and accrued liabilities	53,125	(222)
Decrease in net lease liabilities	(33,998)	(18,556)
Other operating activities	(1,755)	3,057
Net cash (used in) provided by operating activities	(3,441)	65,323

Cash flows from investing activities:
Capital expenditures	(5,970)	(6,460)
Refranchising proceeds, net of store acquisition costs	408	1,520
Proceeds from net asset exchange	18,211	101,000
Deconsolidation of GNC Canada	(4,293)	—
Capital contribution to the joint ventures	—	(13,079)
Interest rate swap settlement	(8,990)	—
Net cash (used in) provided by investing activities	(634)	82,981
Cash flows from financing activities:
Proceeds from debtor-in-possession financing	30,000	—
Fees associated with the issuance of debtor-in-possession financing	(7,300)	—
Borrowings under revolving credit facility	60,000	22,000
Payments on revolving credit facility	(60,000)	(22,000)
Proceeds from the issuance of convertible preferred stock	—	199,950
Payments on Tranche B-1 Term Loan	—	(147,312)
Payments on Tranche B-2 Term Loan	(37,628)	(123,774)
Payments on convertible notes repurchase	—	(24,708)
Original issuance discount and revolving credit facility fees	—	(10,365)
Fees associated with the issuance of convertible preferred stock	—	(12,814)
Minimum tax withholding requirements	(64)	(228)
Net cash used in financing activities	(14,992)	(119,251)

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(1,551)	(384)
Net (decrease) increase in cash and cash equivalents and restricted cash	(20,618)	28,669
Beginning balance, cash and cash equivalents and restricted cash	117,046	67,224
Ending balance, cash and cash equivalents and restricted cash	$96,428	$95,893

The accompanying notes are an integral part of the Consolidated Financial Statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
Supplemental Cash Flow Information
(unaudited)
(in thousands)

	Six months ended June 30,
	2020	2019
Non-cash investing activities (1):
Net assets contributed to the joint ventures (Note 9)	$—	$202,487
Net assets removed in deconsolidation of GNC Canada (Note 3)	14,342	—

(1) Capital expenditures included in current liabilities were not material during the six months ended June 30, 2020 and June 30, 2019.

The accompanying notes are an integral part of the Consolidated Financial Statements.

GNC HOLDINGS, INC. AND SUBSIDIARIES
Condensed Notes to the Unaudited Consolidated Financial Statements

NOTE 1.  NATURE OF BUSINESS
        GNC Holdings, Inc., a Delaware corporation ("GNC," “Holdings,” and collectively with its subsidiaries and, unless the context requires otherwise, its and their respective predecessors, the “Company”), is a global health and wellness brand with a diversified, omni-channel business. The Company's assortment of performance and nutritional supplements, vitamins, herbs and greens, health and beauty, food and drink and other general merchandise features innovative private-label products as well as nationally recognized third-party brands, many of which are exclusive to GNC.
        The Company's operations consist of three reportable segments, U.S. and Canada, International, and Manufacturing / Wholesale (refer to Note 14. "Segments" for more information). Corporate retail store operations are located in the United States, Canada, Puerto Rico, Ireland and, prior to the joint venture transaction with Harbin Pharmaceutical Group Co., Ltd ("Harbin") in February 2019, China. Franchise locations exist in the United States and approximately 50 other countries. Products can also be purchased through GNC.com, Amazon.com and other marketplaces and select wholesale partners. Additionally, the Company licenses the use of its trademarks and trade names. Prior to the formation of the manufacturing joint venture with International Vitamin Corporation ("IVC") (the "Manufacturing JV") in March 2019, the Company purchased raw materials, manufactured products and sold the finished products through its reportable segments. Following the establishment of the Manufacturing JV, the Company's operations consist of wholesale and retail sales. Refer to Note 9. "Equity Method Investments" for more information on the Company's joint ventures.

Voluntary Filing Under Chapter 11

On June 23, 2020 (the “Petition Date”), the Company and certain of its U.S. subsidiaries (collectively, the “Debtors”) filed a Restructuring Support Agreement (the "RSA") and commenced voluntary Chapter 11 proceedings (the “Chapter 11 Cases”) under Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). See Note 3. "Reorganization and Chapter 11 Proceedings" for listing of our non-Debtor subsidiaries. The Debtors have requested that the Chapter 11 proceedings be jointly administered under the caption In re GNC Holdings, Inc., et al., Case No. 20-11662. Documents and other information related to the Chapter 11 Cases is available online through Prime Clerk, our claims administrator for the Chapter 11 Cases. In addition, the Company’s Canadian subsidiary voluntarily commenced parallel proceedings under the Companies' Creditors Arrangement Act ("CCAA") in Canada in the Ontario Superior Court of Justice on June 24, 2020 (the “Canadian Petition Date”). As a result, we deconsolidated General Nutrition Centres Company (“GNC Canada”), our wholly owned subsidiary, subsequent to the Canadian Petition Date. As such, all amounts presented in these Consolidated Financial Statements and notes thereto exclude the operating results and cash flows of GNC Canada subsequent to June 24, 2020 and the assets, liabilities and equity of GNC Canada as of June 30, 2020. Prior period amounts have not been adjusted.

The Consolidated Financial Statements included herein have been prepared in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 852, Reorganizations. See Note 3. "Reorganization and Chapter 11 Proceedings" for further details.

Going Concern

The Company has continued to experience negative same store sales and declining gross profit. The Company has closed underperforming stores under its store optimization strategy and implemented cost reduction measures to help mitigate the effect of these declines and improve its financial position and liquidity. However, our business has been further adversely affected by the outbreak of the coronavirus, or COVID-19. Due to the COVID-19 pandemic, U.S. and Canada company-owned and franchise retail store temporary closures reached approximately 1,400 stores, or 40%, in April 2020 and have steadily re-opened since then. 551 of these stores have been permanently closed with an effective date in June 2020, in connection with the Chapter 11 Cases in which the Bankruptcy Court authorized the Debtors to reject certain unexpired U.S and Canada company-owned and franchise leases as discussed further in Note 3. "Reorganization and Chapter 11 Proceedings." As of June 30, 2020, the Company had over 100, or 4%, of the U.S. and Canada company-owned and franchise retail stores temporarily closed due to the COVID-19 pandemic. There is significant uncertainty relating to the impacts of COVID-19 on the Company’s business going forward due to various global macroeconomic, operational and supply chain risks.

Additionally, economic conditions and the risks and uncertainties associated with the Chapter 11 Cases, raise substantial doubt about our ability to continue as a going concern. We currently expect that the Company’s cash flows, cash on hand and financing obtained during the course of bankruptcy should provide sufficient liquidity for the Company during the Chapter 11 Cases. However, the significant risks and uncertainties related to the Company’s liquidity and the Chapter 11 Cases raise substantial doubt about the company’s ability to continue as a going concern within twelve months from the report release date of August 10, 2020.

The accompanying Consolidated Financial Statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP") assuming that the Company will continue as a going concern, which contemplates continuity of operations, the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company's ability to continue as a going concern is dependent on many factors, including the consummation of the Chapter 11 Cases in a timely manner, the ability to reopen its stores as a result of the potential recovery from COVID-19 and its ability to restructure certain leasing arrangements pursuant to the provisions of the Bankruptcy Code. The Company filed a Plan of Reorganization (the "Plan") on July 15, 2020 with the Bankruptcy Court which supports our going concern assessment. However, the outcome of the Chapter 11 Cases is subject to significant uncertainty and depends upon factors outside of the Company’s control, including actions of the Bankruptcy Court and the Company’s creditors. There can be no assurance that the Company will confirm and consummate the Plan as contemplated by the RSA entered into by the Debtors on June 23, 2020 or complete an alternative plan of reorganization.

Delisting of Common Units from NYSE

On June 30, 2020, the Company’s common stock was suspended from trading on the New York Stock Exchange (the “NYSE”) as a result of the Debtors’ filing of the Chapter 11 Cases. Effective July 1, 2020, trades in the Company’s common stock are quoted on the OTC Pink Marketplace under the symbol “GNCIQ.” On July 1, 2020, the NYSE filed a Form 25 to delist the Company’s common stock and to remove it from registration under Section 12(b) of the Exchange Act.

NOTE 2.  BASIS OF PRESENTATION
        The accompanying unaudited Consolidated Financial Statements, which have been prepared in accordance with the applicable rules of the SEC, include all adjustments that management considers necessary to fairly state the Company's results of operations, financial position and cash flows. The December 31, 2019 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. These interim Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes included in the Company’s audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 25, 2020 (the "2019 10-K"). Interim results are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2020.
The preparation of the financial statements in conformity with GAAP requires management to make estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases these estimates on assumptions that it believes to be reasonable under the circumstances, including considerations for the impact from the outbreak of the COVID-19 pandemic on the Company's business due to various global macroeconomic, operational and supply chain risks as a result of COVID-19. Actual results could differ from the original estimates, requiring adjustments to these balances in future periods. Furthermore, while operating as debtors-in-possession ("DIP") under Chapter 11, the Debtors may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business and subject to restrictions of the DIP financing and applicable orders of the Bankruptcy Court, for amounts other than those reflected in the accompanying unaudited Consolidated Financial Statements. Any such actions occurring during the Chapter 11 Cases confirmed by the Bankruptcy Court could materially impact the amounts and classifications of assets and liabilities reported in the unaudited Consolidated Financial Statements.
Restricted cash comprises current cash that is restricted as to withdrawal or usage. As of June 30, 2020, the Company had $15.7 million of restricted cash related to funds in escrow from the postpetition DIP financing obtained in the course of bankruptcy.

Recently Adopted Accounting Pronouncements
In August 2018, the FASB issued Accounting Standards Update ("ASU") 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-used software. This standard is effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Accordingly, the Company has adopted this ASU in the first quarter of 2020, which did not have a material impact on its Consolidated Financial Statements.

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

The allowance for credit losses related to accounts receivable, and changes for the three and six months then ended June 30, 2020 are as follows:

(in thousands)	Balance at December 31, 2019	Charged to costs and expenses	Deduction	Balance at March 31, 2020	Charged to costs and expenses	Deduction	Balance at June 30, 2020
Vendor allowance(1)	$14,033	$5,439	$(6,707)	$12,765	$2,698	$—	$15,463
Trade accounts receivable allowance (2)	8,615	9,224	(3,214)	14,625	3,164	(526)	17,263
(1) Changes to vendor allowance reserves are recorded as cost of sales on the Consolidated Statement of Operations.
(2) Changes to trade accounts receivable allowance are recorded as selling, general and administrative on the Consolidated Statement of Operations.
The Company records credit losses for vendor allowance reserves and trade accounts receivable for balances estimated to be uncollectible considering the aging of receivable balances and financial condition of our vendors and franchisees. Due to the estimated adverse impacts from COVID-19, the Company recognized an $8.7 million allowance for credit losses for its franchisees and other third-party customers and $4.6 million vendor allowance reserves during the first quarter of 2020. Refer to Note 16. "Subsequent Events" for more information on the uncertainty that exists regarding the impacts of COVID-19.

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

NOTE 3. Reorganization and Chapter 11 Proceedings

On the Petition Date, the Chapter 11 Cases were filed. The Debtors filed certain motions and applications intended to limit the disruption of the Chapter 11 Cases on its operations. Since the commencement of the Chapter 11 Cases, the Debtors have continued to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

Chapter 11 Accounting

The Company has applied ASC 852 in preparing our Consolidated Financial Statements. ASC 852 requires the financial statements for periods subsequent to the Petition Date to distinguish transactions and events that are directly associated with the Company's reorganization from the ongoing operations of the business. Accordingly, certain expenses and gains incurred during the Chapter 11 Cases are recorded within Reorganization items, net in the unaudited Consolidated Statements of Operations. In addition, prepetition obligations that are unsecured or undersecured that may be impacted by the Chapter 11 Cases have been classified on the unaudited Consolidated Balance Sheet at June 30, 2020 as liabilities subject to compromise. These liabilities are reported at the amounts the Company currently anticipates will be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts.

Under the Bankruptcy Code, the Debtors may assume, assume and assign or reject executory contracts and unexpired leases subject to the approval of the Bankruptcy Court and certain other conditions. Generally, the rejection of an executory contract or unexpired lease is treated as a prepetition breach of such executory contract or unexpired lease and, subject to certain exceptions, relieves the Debtors of performing their future obligations under such executory contract or unexpired lease but entitles the contract counterparty or lessor to a pre-petition general unsecured claim for damages caused by such deemed breach subject, in the case of the rejection of unexpired leases of real property, to certain caps on damages. Counterparties to such rejected contracts or leases may assert unsecured claims in the Bankruptcy Court against the applicable Debtor’s estate for such damages. Generally, the assumption or assumption and assignment of an executory contract or unexpired lease requires the Debtors to cure existing monetary defaults under such executory contract or unexpired lease and provide adequate assurance of future performance thereunder. Accordingly, any description of an executory contract or unexpired lease with the Debtor in this quarterly report, including where applicable a quantification of the Company’s obligations under any such executory contract or unexpired lease with the Debtor is qualified by any overriding rejection rights the Company has under the Bankruptcy Code.

Leases

Due to the adverse impacts of COVID-19, the Company withheld rent and other occupancy payments beginning in April 2020 for certain of its retail locations as management negotiated with landlords for rent concessions. The Company had unpaid rent and other occupancy payments of approximately $47 million as of June 30, 2020. In the event that withholding these rent payments would constitute an event of default per the lease agreement, management intends to negotiate resolution with the landlord. If such negotiations are not successful, the lease liabilities associated with those leases could become immediately due and payable. We also intend to reject certain lease arrangements throughout the Chapter 11 Cases.

On July 20, 2020, the Bankruptcy Court authorized the Debtors to reject certain unexpired U.S and Canada company-owned and franchise leases, 551 of which were rejected with an effective termination date in June 2020. As a result, for each rejected lease, we have extinguished the related right-of-use asset and lease liability, and recorded the expected allowed claim amount in liabilities subject to compromise ("LSTC") as of June 30, 2020, the effects of which were not material.

As of June 30, 2020, the Company identified a trigger event as it relates to the impairment of certain right-of-use assets. See further discussion in Note 6. "Property, Plant and Equipment, Net." For any leases not rejected by the Bankruptcy Court as of August 10, 2020, we have continued to account for these leases under ASC 842, amortizing the right-of-use assets and evaluating for impairment and/or revisions to the assets' useful lives. We anticipate rejecting additional leases in the course of bankruptcy. As of the Petition Date, we have classified all lease liabilities within LSTC.

Automatic Stay

Subject to certain specific exceptions under the Bankruptcy Code, the Chapter 11 Cases automatically stayed most judicial or administrative actions against the Debtors and efforts by creditors to collect on or otherwise exercise rights or remedies with respect to pre-petition claims. Absent an order from the Bankruptcy Court, substantially all of the Debtors’ pre-petition liabilities are subject to settlement under the Bankruptcy Code.

Deconsolidation of GNC Canada

GNC Canada filed parallel proceedings in the Canadian Court. Any significant business decision which would impact our Canadian business requires the approval of both the U.S. and Canadian Courts as they have equal and plenary authority. As joint control by the U.S. and Canadian Courts does not constitute continued common control by the parent, the Company has deconsolidated GNC Canada effective as of the Canadian Petition Date consistent with ASC 810, Consolidation. Additionally, as the Company does not have significant influence over GNC Canada while in bankruptcy, GNC will record and account for its investment in GNC Canada using the cost method under ASC 321, Investments - equity securities, as of the date of deconsolidation. The operating results of GNC Canada are reflected in our Consolidated Statements of Operations through the date of deconsolidation.

We recorded a $5.0 million loss within Reorganization items, net related to the deconsolidation of GNC Canada during the three and six months ended June 30, 2020. The loss reflects the re-measurement of our net investment in GNC Canada to its estimated fair value of $13.6 million. Included in the loss was the reclassification of $5.6 million of cumulative foreign currency translation adjustments related to GNC Canada from Accumulated other comprehensive loss.

Subsequent to the deconsolidation, transactions with GNC Canada are no longer eliminated in consolidation and are considered related party transactions. Transactions between GNC and GNC Canada were not material during the 6 days ended June 30, 2020.

Prepetition professional fees

Expenses, gains and losses that are realized or incurred before the Petition Date and in relation to the Chapter 11 Cases are recorded under selling, general and administrative charges on our Consolidated Statements of Operations. Prepetition professional fees related to the Chapter 11 Cases were $34.2 million for the three and six months ended June 30, 2020.

Debtor-In-Possession (“DIP”) Financing

Debtor-in-Possession Credit Agreements

In connection with the Chapter 11 Cases, on June 24, 2020, GNC Corporation and General Nutrition Centers, Inc. (collectively, the “Borrower”) entered into the following DIP financing arrangements (collectively, the "DIP Credit Agreements"):

1. The Borrower entered into a Debtor-in-Possession Term Loan Credit Agreement (the “DIP Term Loan Credit Agreement”), with GLAS Trust Company, LLC, as administrative agent and collateral agent, and the lenders party thereto (collectively, the “TL DIP Lenders”), to obtain a senior secured super-priority DIP term loan (the “DIP Term Loan Facility”), consisting of:

(i) $100 million of new cash (the “New Money DIP”), which term loan shall accumulate interest based on an adjusted LIBOR rate plus an applicable margin of 13.00%, with a 1.00% LIBOR floor, and

(ii) $100 million in aggregate principal of the prepetition Tranche B-2 Term Loans which were converted into a separate tranche of DIP Facility loans (the “Rollup Term Loans”) on July 21, 2020. As of June 30, 2020, the prepetition Tranche B-2 Term Loans were classified in LSTC.

2. The Borrower entered into a Debtor-in-Possession Amended and Restated ABL Credit Agreement (the “DIP FILO Credit Agreement”), with JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the lenders party thereto (collectively, the “FILO DIP Lenders”), to obtain a senior secured super-priority DIP FILO facility (the “DIP Rollover Facility”). The DIP Rollover Facility consists of the refinancing of all $275 million of the Debtors’ prepetition FILO term loan under its ABL Credit Agreement, dated as of February 28, 2018 (as amended, the “ABL Credit Agreement”). The DIP Rollover Facility is subject to interest based on an adjusted LIBOR rate plus an applicable margin of 9.00%, with a 1.00% LIBOR floor.

DIP Term Loan Facility

Amounts borrowed against the DIP Term Loan Facility as of June 30, 2020 were $30.0 million, of which $15.7 million was held in escrow in accordance with terms of the DIP Term Loan Credit Agreement. The amounts in escrow were recorded as restricted cash within the Consolidated Balance Sheets.

The TL DIP Lenders shall provide an additional $70 million in new money term loans in addition to the $30 million in new money term loans provided pursuant to the Interim DIP Order and $100 million in amounts outstanding pursuant to the Debtors’ prepetition term loan facility would be “rolled-up” into amounts outstanding under the DIP Term Loan Facility, which term loan shall accumulate interest based on an adjusted LIBOR rate plus an applicable margin of 13.00%, with a 1.00% LIBOR floor. The TL DIP Lenders are entitled to receive cash interest payments on the New Money DIP and Rollup Term Loans through the pendency of the Chapter 11 Cases. The associated fees and expenses under the New Money DIP include (i) a 6.00% backstop premium, (ii) a 4.00% upfront fee and (iii) a 3.00% exit fee.

Borrowings under the DIP Term Loan Facility are secured by (i) a super priority lien on the collateral under the existing term loan (the “Term Loan Facility”) under the Amended and Restated Term Loan Agreement, dated as of February 28, 2018 (the "Term Loan Agreement"), as well as the unencumbered collateral of the Debtors, and (ii) a second priority lien on the existing collateral under the existing ABL Facility, junior to the lien in favor of the lenders thereunder. The DIP Term Loan Credit Agreement has various customary covenants, as well as covenants mandating compliance by the Debtors with a 13-week budget, variance testing and reporting requirements, among others.

The scheduled maturity of the DIP Term Loan Facility will be the earlier of six months from June 24, 2020 or the date of consummation of the Plan approved in the RSA, after which consummation (i) the outstanding New Money DIP amounts under the DIP Term Loan Facility would convert into the Exit FLFO Facility (as defined below), and (ii) the Rollup Term Loans would convert into the Exit FLSO Facility (as defined below), in each case upon the consummation of the Plan and the conclusion of the Chapter 11 Cases.

DIP Rollover Facility

The DIP FILO Credit Agreement amends and restates the ABL Credit Agreement and provided Borrower with approximately $30 million of additional liquidity by (i) removing certain cash dominion blockers effective upon Borrower’s paydown of the revolving credit facility under the ABL Credit Agreement (which paydown Borrower completed immediately upon receipt of interim approval of the DIP Facilities from the Bankruptcy Court), (ii) and adding $17.5 million to the borrowing base.

The scheduled maturity of the DIP Rollover Facility will be the earlier of six months from June 24, 2020 or the date of consummation of the Plan approved in the RSA, after which consummation the outstanding amounts under the DIP Rollover Facility would convert into a new FILO exit facility (the “FILO Exit Facility”) to the DIP FILO Credit Agreement upon the consummation of the Plan. The FILO Exit Facility contemplates a four-year maturity with an initial interest rate of LIBOR plus 9.00% with a 1% LIBOR floor, with the ability to step down to LIBOR plus 7.00% with a 1.00% LIBOR floor if certain conditions are satisfied, with mandatory prepayments required in certain circumstances. Other terms are customary and/or consistent with the DIP Rollover Facility or the ABL Credit Agreement.

The DIP Rollover Facility is subject to any additional fees, or to budget reporting covenants beyond those required under the Term Loan DIP Credit Agreement.

DIP Backstop Commitment Letter

On June 23, 2020, prior to commencement of the Chapter 11 Cases, the Company and certain of its subsidiaries received a DIP Backstop Commitment Letter (the “Commitment Letter”) from the TL DIP Lenders for financing of (i) the New Money DIP and (ii) the Rollup Term Loans.

If the Plan is consummated, the Commitment Letter contemplates that the New Money DIP will convert on a dollar-for-dollar basis into a first-lien-first-out term loan exit facility (the “Exit FLFO Facility”). The Exit FLFO Facility is contemplated to have a 4-year maturity and an interest rate of LIBOR plus an applicable margin of 10.00%, with a 1.00% LIBOR floor, with the borrowings thereunder secured by the same liens as the borrowings under the DIP Term Loan Facility. The Rollup Term Loans, together with an additional $50 million converted from the amounts outstanding under the Term Loan Facility, will convert on a dollar-for-dollar basis into a first-lien-second-out term loan exit facility (the “Exit FLSO Facility”). The Exit FLSO Facility is contemplated to have a 4.25-year term and an interest rate of, at the option of the borrower, LIBOR plus 9.00% cash interest (with a 1.00% LIBOR floor) plus an additional 3.00% interest paid-in-kind or LIBOR plus 11.50% cash interest (with a 1.00% LIBOR floor), with the borrowings thereunder secured by the same liens as the borrowings under the DIP Term Loan Facility, but with second-out payment priority.

Restructuring Support Agreement

On June 23, 2020, the Debtors entered into the RSA with creditors holding, in the aggregate, approximately (a) 92% of the aggregate outstanding principal amount of the Company’s Tranche B-2 Term Loan (the TL DIP Lenders), and (b) 87% of the aggregate outstanding principal amount of the Company’s ABL FILO Term Loan (the FILO DIP Lenders, and collectively with the TL Creditors, the “Consenting Creditors”).

The RSA incorporates the economic terms agreed to by the parties for the Plan. The RSA also contemplates that a significant majority of the Consenting Creditors have agreed that the Company will pursue on a parallel path basis a going concern sale of the business of the Debtors pursuant to Section 363 of the Bankruptcy Code the highest and best sale offer pursuant to this sale process, the “Sale Transaction”). As further discussed in Note 16. "Subsequent Events," on August 7, 2020, the Company reached an agreement for a stalking horse bid with Harbin Pharmaceutical Group Holding Co., Ltd ("Harbin Buyer") ("the Bid") and the Debtors will seek the Bankruptcy Court’s approval of the Bid and any related bid protections. Any such Sale Transaction would be executed through an auction process supervised by the Bankruptcy Court at which higher and better bids may be presented.

The DIP financing will provide the Debtors with at least $130 million in liquidity during the Chapter 11 Cases. If the Plan is consummated in exchange for providing the liquidity offered by the DIP Credit Agreements and in consideration for converting $100 million of prepetition Tranche B-2 Term Loans into the Exit FLSO Facility (as defined and described above), the holders of the prepetition Tranche B-2 Term Loans will also own 100% of the common stock in the reorganized Debtors (the “New Common Shares”), subject to dilution by a management incentive plan providing for 10% of the New Common Shares to be awarded to management and employees as well as a proposed equity distribution to general unsecured creditors. If the Plan is approved and the class of unsecured creditors votes to accept the approved Plan, they will have a choice to receive 3-year warrants for 5% of the pro forma equity of the reorganized Debtors or elect to receive their pro rata share of $250,000 in cash.

Pursuant to the RSA, each of the Debtors and Consenting Creditors has made certain customary commitments to each other. The Debtors have agreed to, among other things, use commercially reasonable efforts to implement the restructuring contemplated by the RSA; implement the Plan in a timely manner if the Sale Transaction is not consummated; respond to diligence and status update requests from certain of the Consenting Creditors’ representatives; and satisfy certain other covenants. The Consenting Creditors have committed to support and vote for the Plan and have agreed to use commercially reasonable efforts to take, or refrain from taking, certain actions in furtherance of such support. Certain of the Consenting Creditors have also agreed to provide debtor-in-possession financing pursuant to the DIP Credit Agreements.

The RSA contains milestones for the progress of the Chapter 11 Cases (the “Milestones”), which include the dates by which the Debtors are required to, among other things, obtain certain orders of the Bankruptcy Court and consummate the Debtors’ emergence from bankruptcy. Among other dates set forth in the RSA, the agreement contemplates that the Bankruptcy Court shall have entered the Interim DIP order no later than three business days after the Petition Date, the Final DIP Order no later than 35 days after the Petition Date and the Disclosure Statement Order no later than 45 days after the Petition Date and that the Company shall have emerged from bankruptcy no later than 141 days after the Petition Date, subject in each case to an extension or waiver of such dates by the requisite Consenting Creditors under the terms of the RSA. As of August 10, 2020, GNC has achieved or extended all Milestones required up to the report release date of August 10, 2020.

The transactions contemplated by the RSA are subject to approval by the Bankruptcy Court, among other conditions. Accordingly, no assurance can be given that the transactions described therein will be consummated.

Plan of Reorganization

On July 15, 2020, the Debtors filed a joint plan of reorganization (the “Plan of Reorganization”) and a related disclosure statement (as amended, the “Disclosure Statement”) with the Bankruptcy Court. On August 7, 2020, the Debtors filed an amended Plan of Reorganization. On August 19, 2020, the Bankruptcy Court will hold a hearing to consider approval of the Disclosure Statement.

Reorganization Items, net

The accounting standards require that the Consolidated Financial Statements, for the periods incurred after the Petition Date as a direct result of the Chapter 11 Cases, distinguish transactions and events that are directly associated with the Chapter 11 Cases from the ongoing operations of the business. Accordingly, certain expenses (including professional fees), realized gains and losses, and provisions for losses that are realized or incurred during the Chapter 11 Cases are recorded in reorganization items, net in the Consolidated Statements of Operations. Reorganization items, net represent amounts incurred after the Petition Date as a direct result of the Bankruptcy and are consisted of the following for the three and six months ended June 30, 2020:

	Three months ended June 30, 2020	Six months ended June 30, 2020
	(in thousands)
Debtor-in-possession financing costs	$7,300	$7,300
Professional fees	2,043	2,043
Prepetition debt issuance costs and debt discount	1,039	1,039
Loss on deconsolidation of GNC Canada	5,047	5,047
Total reorganization items, net	$15,429	$15,429

	Six months ended June 30,
	2020	2019
Cash paid during the period for:
Reorganization items, net	$7,532	$—

Claims and Claims Resolution Process

To the best of our knowledge, after making reasonable efforts, we have notified all of our known current or potential creditors that the Debtors have filed the Chapter 11 Cases. On July 21, 2020 each of the Debtors filed their respective Schedules of Assets and Liabilities (the “Schedules”) and Statements of Financial Affairs (the “Statements”) (collectively, the “Schedules and Statements”) with the Bankruptcy Court. These documents set forth, among other things, the assets and liabilities of each of the Debtors, the unexpired leases of the Debtors, including executory contracts to which each of the Debtors is a party, are subject to the qualifications and assumptions included therein, and are subject to amendment or modification as our Chapter 11 Cases proceed. The Schedules and Statements may be subject to further amendment or modification after filing.

Pursuant to the Federal Rules of Bankruptcy Procedure, creditors who wish to assert prepetition claims against us and whose claim (i) is not listed in the Schedules and Statements or (ii) is listed in the Schedules and Statements as disputed, contingent, or unliquidated, must file a proof of claim with the Bankruptcy Court prior to the bar date set by the court. The general bar date for creditors to file claims or contest claim amounts is scheduled for August 28, 2020 and the governmental bar date is scheduled for December 21, 2020 (collectively, the "Bar Dates").

As of August 7, 2020, approximately 763 claims totaling $62.7 million have been filed with the Bankruptcy Court against the Debtors by approximately 633 claimants. We expect additional claims to be filed prior to the Bar Dates. In addition, creditors who have already filed claims may amend or modify their claims in ways we cannot reasonably predict. The amounts of these additional claims and/or amendments or modifications to claims already filed may be material. We anticipate the claims filed against the Debtors in the Chapter 11 Cases will be numerous. We expect the process of resolving claims filed against the Debtors to be complex and lengthy. We plan to investigate and evaluate all filed claims in connection with the Chapter 11 Cases. As part of the process, we will work to resolve differences in amounts scheduled by the Debtors and the amounts claimed by creditors, including through the filing of objections with the Bankruptcy Court where necessary. Accordingly, the ultimate number and amount of claims that will be allowed against the Debtors is not presently known, nor can the ultimate recovery with respect to allowed claims be reasonably estimated.

See Note 12. "Mezzanine Equity," for further details discussing classification of mezzanine equity.

Liabilities Subject to Compromise

The accompanying unaudited Consolidated Balance Sheet as of June 30, 2020 includes amounts classified as liabilities subject to compromise, which represent unsecured or undersecured prepetition liabilities. These amounts include the Company's current estimate of known or potential obligations to be resolved in connection with the Chapter 11 Cases and may differ from actual future settlement amounts paid. Differences between liabilities estimated and claims filed, or to be filed, will be investigated and resolved in connection with the claims resolution process. The Company will continue to evaluate these liabilities throughout the Chapter 11 Cases and adjust estimates as necessary. Liabilities subject to compromise consisted of the following:

June 30, 2020
(in thousands)
Accounts payable	$61,128
Accrued interest	3,744
Lease liabilities	329,790
Other liabilities	188,971
Tranche B-2 Term Loan	410,834
Notes	159,097
Total Liabilities subject to compromise	$1,153,564

The principal balance on the Tranche B-2 Term Loan and Notes of $410.8 million and $159.1 million, respectively, has been reclassified from long-term debt to LSTC as of June 30, 2020. See also Note 8. "Debt / Interest Expense" for further details.

Effective as of the Petition Date, we ceased recording interest expense on outstanding prepetition debt subject to compromise. Contractual interest expense represents amounts due under the contractual terms of outstanding prepetition debt classified as LSTC. For the quarter ended June 30, 2020, contractual interest expense of $0.8 million related to LSTC has not been recorded in the Consolidated Financial Statements.

Accrued interest on the prepetition debt subject to compromise was also reclassified from accrued liabilities to LSTC as of June 30, 2020. We have not made any interest payments on our prepetition debt subject to compromise since the commencement of the Chapter 11 Cases.

Employee Retention Program

On July 20, 2020, the Bankruptcy Court approved the Debtors' Key Employee Retention Program ("KERP"). The KERP is designed to enhance retention of key employees and provides a maximum award pool of approximately $3.1 million.

Debtor Financial Statements

Debtors Condensed Combined Financial Statements

The Company has seventeen wholly-owned entities that are considered non-debtors (“Non-Debtors”).

•Nutra Insurance Company
•GNC Korea Limited
•GNC Hong Kong Limited
•GNC (Shanghai) Trading Co., Ltd.
•GNC China JV Holdco Limited
•GNC (Shanghai) Food Technology Limited
•GNC South Africa (Pty) Ltd.
•GNC Jersey One Limited
•GNC Jersey Two Unlimited
•THSD Unlimited Company
•GNC Live Well Ireland
•GNC Colombia SAS
•GNC Newco Parent, LLC
•Nutra Manufacturing, LLC
•GNC Supply Purchaser, LLC
•GNC Intermediate IP Holdings, LLC
•GNC Intellectual Property Holdings, LLC

With the exception of cash and cash equivalents, brand name and equity method investments in the amounts of $5.1 million, $24.8 million and $42.1 million, respectively, the balance sheet, results of operations and cash flow activity of the Non-Debtors is not material to the consolidated financial statements of GNC as of and for the period ended June 30, 2020. See Note 9. "Equity Method Investments" for more information on the Company's equity method investments.

NOTE 4.  REVENUE
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

Due to the deconsolidation of GNC Canada, as further discussed in Note 1. "Nature of Business," all amounts presented in this footnote exclude the operating results of GNC Canada subsequent to June 24, 2020.
U.S. and Canada Revenue
The following is a summary of revenue disaggregated by major source in the U.S. and Canada segment:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
U.S. company-owned product sales: (1)	(in thousands)
Protein	$51,509	$77,160	$125,317	$157,345
Performance supplements	42,694	73,083	110,685	147,824
Weight management	16,122	29,607	36,639	60,373
Vitamins	36,866	44,936	85,828	91,944
Herbs / Greens	10,699	15,536	24,504	31,391
Wellness	26,185	46,370	65,267	93,515
Health / Beauty	29,869	46,535	69,354	92,888
Food / Drink	11,370	26,259	30,569	54,483
General merchandise	3,218	5,519	8,089	12,318
Total U.S. company-owned product sales	228,532	365,005	556,252	742,081
Wholesale sales to franchisees	36,444	59,869	87,500	118,126
Royalties and franchise fees	6,907	8,175	14,234	16,647
Sublease income	9,738	10,498	19,980	21,474
Cooperative advertising and other franchise support fees	2,605	4,754	7,013	9,821
Other (2)	15,980	27,759	39,408	57,067
Total U.S. and Canada revenue	$300,206	$476,060	$724,387	$965,216
(1)Includes e-commerce sales.
(2)Includes revenue primarily related to operations in Canada through deconsolidation date of June 24, 2020, and the loyalty programs, myGNC Rewards and PRO Access.
International Revenues
        The following is a summary of revenue disaggregated by major source in the International reportable segment:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(in thousands)
Wholesale sales to franchisees	$15,637	$27,019	$35,820	$52,456
Royalties and franchise fees	4,001	6,332	10,509	12,319
Other (1)	9,295	6,097	16,149	15,596
Total International revenue	$28,933	$39,448	$62,478	$80,371
(1)Includes revenue related to China operations prior to the transfer of the China business to the HK JV and China JV, which was effective February 13, 2019, wholesale sales to the HK JV and China JV, and revenue from company-owned locations in Ireland.

Manufacturing / Wholesale Revenue
The following is a summary of revenue disaggregated by major source in the Manufacturing / Wholesale reportable segment:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(in thousands)
Third-party contract manufacturing(1)	$—	$—	$—	$15,783
Intersegment sales(1)	—	—	—	35,505
Wholesale partner sales	14,399	18,489	29,254	37,390
Total Manufacturing / Wholesale revenue	$14,399	$18,489	$29,254	$88,678
(1)As a result of the transfer of the Nutra manufacturing business to the newly formed Manufacturing JV effective March 1, 2019, no third-party contract manufacturing and intersegment sales were recognized thereafter.
Revenue by Geography
        The following is a summary of revenue by geography:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Total revenues by geographic areas(1):	(in thousands)
United States	$334,411	$510,762	$787,284	$1,048,805
Foreign	9,127	23,235	28,835	49,955
Total revenues	$343,538	$533,997	$816,119	$1,098,760
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

The following table presents changes in the Company’s contract liabilities:

	Six months ended June 30, 2020
	Balance at Beginning of Period	Recognition of revenue included in beginning balance	Contract liability, net of revenue, recognized during the period	Balance at End of Period
	(in thousands)
Deferred franchise and license fees	$28,293	$(4,934)	$2,168	$25,527
PRO Access and loyalty program points (1)	22,896	(16,909)	12,194	18,181
Gift card liability (1)	3,110	(1,502)	274	1,882

	Six months ended June 30, 2019
	Balance at Beginning of Period	Recognition of revenue included in beginning balance	Contract liability, net of revenue, recognized during the period	Balance at End of Period
	(in thousands)
Deferred franchise and license fees	$33,464	$(5,533)	$2,247	$30,178
PRO Access and loyalty program points (1)	24,836	(18,093)	19,207	25,950
Gift card liability (1)	3,416	(1,793)	343	1,966
(1) Net of estimated breakage
As of June 30, 2020, the Company had deferred franchise fees with unsatisfied performance obligations extending throughout 2030 of $25.5 million, of which $5.7 million is expected to be recognized over the next 12 months. The Company has elected to use the practical expedient allowed under the rules of adoption to not disclose the duration of the remaining unsatisfied performance obligations for contracts with an original expected length of one year or less.

NOTE 5.  INVENTORY
        The net realizable value of inventory consisted of the following:

	June 30, 2020	December 31, 2019
	(in thousands)
Finished product ready for sale	$275,170	$387,655
Inventory	$275,170	$387,655
As a result of the COVID-19 pandemic, the Company temporarily closed up to 40% company-owned and franchise stores from March through June 2020, and sales trends have significantly declined beginning in the second half of March 2020. Due to the store closures, decline in sales trends and estimated adverse impacts on the Company's business as a result of COVID-19, the Company recorded $18.2 million inventory obsolescence reserves during the first quarter of 2020, of which $17.8 million was recorded within the U.S. and Canada segment and $0.4 million was recorded within the Manufacturing and Wholesale segment. As a result of filing the Chapter 11 Cases on June 23, 2020, the Company expects vendors may withhold payment to GNC for certain allowances/credits in order to satisfy certain allowed claims that we have classified within LSTC and therefore recorded $12.6 million in inventory reserves during the three months ended June 30, 2020 within the U.S and Canada segment. Refer to Note 3. "Reorganization and Chapter 11 Proceedings" for more information on the Chapter 11 Cases.

NOTE 6.  PROPERTY, PLANT AND EQUIPMENT, NET
The following is a summary of impairment charges and other store closing costs:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(in thousands)
Right-of-use asset	$18,199	$—	$39,422	$—
Property and equipment	2,002	—	13,227	—
Other store closing costs	—	—	7,897	—
Total impairment and other store closing costs	$20,201	$—	$60,546	$—

As a result of the COVID-19 pandemic, the Company temporarily closed up to 40% of its company-owned and franchise stores from March through June 2020, and sales trends have significantly declined beginning in the second half of March 2020. During the first quarter of 2020, due to the store closures, decline in sales trends and estimated adverse impact from COVID-19, the Company recorded $40.3 million of impairment charges and other store closing costs, of which $21.2 million related to right-of-use asset impairments, $11.2 million related to property and equipment impairment and $7.9 million related to other store closing costs. Refer to Note 16. "Subsequent Events" for more information on the uncertainty that exists regarding the impacts of COVID-19.
In connection with the Chapter 11 Cases, the Company launched liquidation sales in June 2020 in approximately 500 U.S and Canada company-owned stores which are expected to close during the third quarter of 2020. As a result of the liquidation sales and planned store closures, the Company recorded $20.2 million impairment charges, of which $18.2 million related to right-of use asset impairments and $2.0 million related to property and equipment impairment. Refer to Note 3. "Reorganization and Chapter 11 Proceedings" for more information on the Chapter 11 Cases.

The impairment test was performed at the individual store level, as it is the lowest level in which identifiable cash flows are largely independent of other groups of assets and liabilities. If the undiscounted estimated cash flows were less than the carrying value of the asset group, an impairment charge was calculated by subtracting the estimated fair value of the asset group from its carrying value. Fair value for property, plant and equipment was estimated using a discounted cash flow method (income approach) utilizing the undiscounted cash flows computed in the first step of the test. Fair value for right-of-use assets was estimated using a discounted cash flow method (income approach) based on market participant assumptions.
During the first quarter of 2020, the Company sold its owned location in Boston, MA and recorded a $2.1 million pre-tax gain from the sale recognized within other income, net on the Company's Consolidated Statement of Operations.

NOTE 7.  GOODWILL AND INTANGIBLE ASSETS
Due to the significant decline in the Company's share price in the first quarter of 2020 and estimated adverse impacts from the COVID-19 pandemic, management concluded a triggering event occurred in the first quarter requiring an impairment test of its definite-lived intangible assets, indefinite-lived intangible brand name asset and the goodwill of all reporting units. No impairment was recorded for the Company's definite-lived intangible assets.
Brand Name
In the first quarter of 2020, management performed an impairment test for its brand intangible asset, and concluded that the estimated fair value under the relief from royalty method (income approach) was less than its carrying value, which resulted in an impairment charge of $111.7 million. The brand name impairment test was performed in totality as it represents a single unit of account and $88.6 million of the charge was allocated to the U.S. and Canada and the remaining amount was allocated to the International segment. Key assumptions included in the estimation of the fair value include the following:

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
No impairment was recorded during the second quarter of 2020 for brand name.

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

•Discount rate - The discount rate was based on an estimated WACC for each reporting unit. The components of WACC are the cost of equity and the cost of debt, each of which requires judgment by management to estimate. The Company developed its cost of equity estimate based on perceived risks and predictability of future cash flows. The WACC used to estimate the fair values of the Company's reporting units was within a range of 20% to 22%. Any difference between the WACC among reporting units is primarily due to expectation of achieving the future cash flows of each reporting unit.
The guideline company method involves analyzing transaction and financial data of publicly-traded companies to develop multiples, which are adjusted to account for differences in growth prospects and risk profiles of the reporting unit and comparable.
No impairment was recorded during the second quarter of 2020 for goodwill.
Goodwill Roll-Forward
The following table summarizes the Company's goodwill activity by reportable segment:

	U.S. and Canada	International	Manufacturing / Wholesale		Total
	(in thousands)
Goodwill at December 31, 2019
Gross	$389,895	$43,330	$141,299		$574,524
Accumulated impairments	(380,644)	—	(114,771)		(495,415)
Goodwill	9,251	43,330	26,528		79,109
2020 Activity:
Impairment	—	(5,451)	—		(5,451)
Translation effect of exchange rates	—	(106)	—		(106)
Total 2020 activity	—	(5,557)	—	—	(5,557)
Balance at June 30, 2020
Gross	389,895	43,224	141,299		574,418
Accumulated impairments	(380,644)	(5,451)	(114,771)		(500,866)
Goodwill	$9,251	$37,773	$26,528		$73,552

Intangible Assets
The following table reflects the gross carrying amount and accumulated amortization for each major definite-lived intangible assets:

		June 30, 2020			December 31, 2019
	Weighted-Average Life	Cost	Accumulated Amortization/Impairment	Carrying Amount	Cost	Accumulated Amortization/Impairment	Carrying Amount
		(in thousands)
Brand name	Indefinite	$720,000	$(531,000)	$189,000	$720,000	$(419,280)	$300,720
Retail agreements	30.3	31,000	(14,145)	16,855	31,000	(13,619)	17,381
Franchise agreements	25	70,000	(37,217)	32,783	70,000	(35,817)	34,183
Manufacturing agreements	25	40,000	(21,267)	18,733	40,000	(20,467)	19,533
Other intangibles	7	640	(581)	59	639	(529)	110
Franchise rights	3	7,566	(7,503)	63	7,566	(7,475)	91
Total		$869,206	$(611,713)	$257,493	$869,205	$(497,187)	$372,018

NOTE 8.  DEBT / INTEREST EXPENSE
        Debt consisted of the following:

	June 30, 2020	December 31, 2019
	(in thousands)
DIP Financing:
DIP Financing - New Money DIP	$30,000	$—
DIP Financing - DIP FILO	275,000	—
Total DIP Financing	305,000	—
Liabilities subject to compromise:
Tranche B-2 Term Loan	410,834	—
Notes	159,097	—
Total liabilities subject to compromise	569,931	—
Long-term debt, including the current portion:
Tranche B-2 Term Loan (net of $7.0 million discount)	—	441,500
FILO Term Loan (net of $8.2 million discount)	—	266,814
Notes (net of $3.9 million conversion feature and $0.5 million discount)	—	154,675
Debt issuance costs	—	(424)
Total long-term debt, including the current portion	—	862,565
Total debt	$874,931	$862,565

DIP Financing

As described further in Note 3. "Reorganization and Chapter 11 Proceedings," in connection with the Chapter 11 Cases, the Company entered into the DIP Credit Agreements on June 24, 2020.

Prepetition Debt

On February 28, 2018, the Company amended and restated its Senior Credit Facility (the "Amendment," and the Senior Credit Facility as so amended, the Term Loan Agreement), which included an extension of the maturity date of the Tranche B-2 Term Loan. In the event that all outstanding amounts under the convertible senior notes exceeding $50.0 million are not repaid, refinanced, converted or effectively discharged prior to May 16, 2020, the Springing Maturity Date, the maturity date of the Tranche B-2 Term Loan became the Springing Maturity Date, subject to certain adjustments. On February 28, 2018, the Company also entered into the ABL Credit Agreement, consisting of:

•a $275.0 million asset-based Term Loan Facility advanced on a “first-in, last-out” basis (the "FILO Term Loan") with a maturity date of December 2022 (which maturity date will become May 2020, subject to certain adjustments, should the Springing Maturity Date be triggered); and
•a $100.0 million asset-based Revolving Credit Facility (the "Revolving Credit Facility") with a maturity date of August 2022 (which maturity date will become May 2020, subject to certain adjustments, should the Springing Maturity Date be triggered). In connection with the transfer of the Nutra manufacturing and Anderson facility net assets to the Manufacturing JV with IVC, the Revolving Credit Facility commitment was reduced from $100.0 million to $81.0 million effective March 2019. As of March 31, 2020, there were $30.0 million borrowings outstanding on the Revolving Credit Facility. At June 30, 2020, the Company had $19.9 million available under the Revolving Credit Facility, after giving effect to $30.0 million borrowing outstanding, $4.5 million utilized to secure letters of credit and a $26.6 million reduction to borrowing ability as a result of decrease in net collateral.
        The Tranche B-2 Term Loan requires annual aggregate principal payments of at least $43 million and bears interest at a rate of, at the Company's option, LIBOR plus a margin of 8.75% per annum subject to change under certain circumstances (with a minimum and maximum margin of 8.25% and 9.25%, respectively, per annum), or prime plus a margin of 7.75% per annum subject to change under certain circumstances (with a minimum and maximum margin of 7.25% and 8.25%, respectively, per annum). Any mandatory repayments as defined in the credit agreement shall be applied to the remaining annual aggregate principal payments in direct order of maturity. The Company paid $100 million on the Tranche B-2 Term Loan in November 2018 and elected to use the payment to satisfy the scheduled amortization payments on the Term Loan Facility through December 2020. The Term Loan Agreement is secured by a (i) first lien on certain assets of the Company primarily consisting of capital stock issued by General Nutrition Centers, Inc. and its subsidiaries, intellectual property and equipment (“Term Priority Collateral”) and (ii) second lien on certain assets of the Company primarily consisting of inventory and accounts receivable (“ABL Priority Collateral”). The Term Loan Agreement is guaranteed by all material, wholly-owned domestic subsidiaries of the Company (the “U.S. Guarantors”) and by GNC Canada, an unlimited liability company organized under the laws of Nova Scotia (together with the U.S. Guarantors, the “Guarantors”).
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
As discussed in Note 3, “Reorganization and Chapter 11 Proceedings,” the Chapter 11 Cases automatically stayed actions against the Debtors and efforts by creditors to collect on or otherwise exercise rights or remedies with respect to prepetition debt. All of the Debtors’ prepetition debt excluding those amounts converted into DIP financing, are included in liabilities subject to compromise as of June 30, 2020.

At June 30, 2020, the Company's contractual interest rates under the Tranche B-2 Term Loan, the FILO Term Loan and the Revolving Credit Facility were 10.1%, 8.0% and 4.0%, respectively, which consist of LIBOR plus the applicable margin rate and in the case of Revolving Credit Facility at Prime rate plus the applicable margin rate. At December 31, 2019, the interest rates under the Tranche B-2 Term Loan and the FILO Term Loan were 10.6%, and 8.8%, respectively.
        The Company’s Credit Facilities contain customary covenants, including limitations on the ability of the Borrower to, among other things, incur debt, grant liens on their assets, enter into mergers or liquidations, sell assets, make investments or acquisitions, make optional payments in respect of, or modify, certain other debt instruments, pay dividends or other payments on capital stock, or enter into arrangements that restrict their ability to pay dividends or grant liens. Despite these limitations, the Company has the ability to discharge the liabilities of GNC Holdings, Inc. in the ordinary course of business through a variety of alternatives, including a restricted payment basket, a junior lien debt incurrence basket, and repayment of intercompany debt.
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
Prior to the issuance of our Form 10-Q for the quarter ended March 31, 2020, we determined that we did not have the ability to pay the accelerated maturity payment due on the Springing Maturity Date and therefore obtained an extension for the accelerated maturity payment to June 30, 2020. On the Petition Date, the filing of the Chapter 11 Cases constituted an event of default that accelerated obligations under the following debt instruments and agreements:
•the Amended and Restated Term Loan Agreement, dated as of February 28, 2018 (as amended), among the Borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto with respect to approximately $410.8 million of borrowings outstanding, plus accrued and unpaid interest thereon;
•the ABL Credit Agreement, dated as of February 28, 2018 (as amended), among the Borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto with respect to approximately $335 million of borrowings outstanding, plus accrued and unpaid interest thereon; and
•the indenture, dated August 10, 2015, by and among the Company, as issuer, certain other subsidiaries of the Company, as guarantors, and BNY Mellon Trust Company, N.A., as the trustee with respect to an aggregate principal amount of approximately $157.6 million of 1.5% convertible senior unsecured notes due 2020 (the "Indenture").
        As of June 30, 2020, the Company maintains $159.1 million in principal amount of its 1.5% convertible Notes outstanding. The Notes, classified within LSTC at June 30, 2020 and debt at December 31, 2019, consist of the following components:

	June 30, 2020	December 31, 2019
	(in thousands)
Liability component
Principal	$159,097	$159,097
Conversion feature	—	(3,898)
Discount related to debt issuance costs	—	(524)
Net carrying amount	$159,097	$154,675

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

As of March 31, 2020, the Company's expectation was that it could not reduce the outstanding balance on the Notes to below $50 million before the Springing Maturity date, which would result in acceleration of the maturity date of the Tranche B-2 and the FILO Term Loan. As such, the Company deemed the cash flow hedges as ineffective as the forecasted hedging transactions were not expected to occur by the end of the originally specified time period. The Company reclassified a $10.8 million pre-tax loss previously deferred within accumulated other comprehensive loss to interest expense during the three months ended March 31, 2020.

In connection with the closing of the debtor-in-possession financing, the Company agreed to settle and terminate the outstanding swap agreements for $9.8 million on June 29, 2020, of which $9.0 million was classified in the Consolidated Statement of Cash Flows as cash flows from investing activities for the settlement of the liability and $0.8 million classified as cash flows from operating activities for settlement of the interest.

The fair values of the derivative financial instruments included in the Consolidated Balance Sheets consisted of the following:

	Fair Value at
Balance Sheet Classification	June 30, 2020	December 31, 2019
	(in thousands)
Other current liabilities	$—	$5,013
Other long-term liabilities	—	1,927
Total liabilities	$—	$6,940

Interest Expense
        As discussed in Note 3. "Reorganization and Chapter 11 Proceedings," upon the Petition Date, GNC ceased recording interest expense on prepetition debt subject to compromise. For the quarter ended June 30, 2020, contractual interest expense of $0.8 million related to LSTC has not been recorded in the Consolidated Financial Statements. Interest expense consisted of the following:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(in thousands)
DIP Financing	$58	$—	$58	$—
Tranche B-1 Term Loan coupon	—	—	—	928
Tranche B-2 Term Loan coupon	10,310	12,954	22,649	29,422
FILO Term Loan coupon	6,861	6,826	13,687	13,578
Revolving Credit Facility	534	96	683	219
Amortization of discount and debt issuance costs	3,499	2,522	18,554	8,565
Subtotal	21,262	22,398	55,631	52,712
Notes:
Coupon	551	729	1,147	1,436
Amortization of conversion feature	1,442	1,611	2,984	3,312
Amortization of discount and debt issuance costs	200	242	417	486
Total Notes	2,193	2,582	4,548	5,234
Loss on interest rate swap	(1,356)	—	9,454	—
Other	(42)	(16)	(131)	(26)
Interest expense, net	$22,057	$24,964	$69,502	$57,920

During the first quarter, the Company accelerated the amortization of original issuance discount and deferred financing fees for the Tranche B-2 Term Loan, FILO Term Loan and the Revolving Credit Facility of $12.4 million to the Springing Maturity Date.

NOTE 9. EQUITY METHOD INVESTMENTS

        The Company's interests in the Manufacturing, HK and China joint ventures, which are Non-Debtors as discussed in Note 3. "Reorganization and Chapter 11 Proceedings," are accounted for as equity method investments due to the Company’s ability to exercise significant influence over management decisions of the joint ventures. Under the equity method, the Company's share of profits and losses from the joint ventures is recorded within income from equity method investments on the Consolidated Statement of Operations. The following table provides a reconciliation of equity method investments on the Company’s Consolidated Balance Sheets:

	June 30, 2020	December 31, 2019
	(in thousands)
Manufacturing JV	$56,684	$75,434
Manufacturing JV capital contribution	10,714	10,714
HK JV and China JV	10,206	10,342
Income from equity method investments	5,567	5,296
Distributions received from equity method investments	(5,254)	(3,856)
Manufacturing JV other-than-temporary impairment	(35,840)	—
Total equity method investments	$42,077	$97,930

In February 2019, the Company contributed its China business in exchange for 35% ownership of each of the formed joint ventures with Harbin, the HK JV and China JV. The HK JV includes the operation of the cross-border China e-commerce business, and has an exclusive right to use the Company’s trademarks to manufacture and distribute the Company’s products in China (excluding Hong Kong, Taiwan and Macau) via e-commerce channels. The China JV is a retail-focused joint venture to operate GNC's brick-and-mortar retail business in China and it will have an exclusive right to use the Company's trademarks to manufacture and distribute the Company's products in China (excluding Hong Kong, Taiwan and Macau) via retail stores and pharmacies. The HK JV closed in February 2019 and the Company anticipates completing the formation of a second, retail-focused joint venture located in China (the “China JV”) with Harbin in the second half of 2020, following the satisfaction of certain routine regulatory and legal requirements.
        In March 2019, the Company entered into a strategic joint venture with IVC regarding the Company's manufacturing business. The Manufacturing JV is responsible for the manufacturing of the products previously produced by the Company at the Nutra manufacturing facility. The Company received $99.2 million from IVC and contributed the net assets of the Nutra manufacturing and Anderson facilities in exchange for an initial 43% equity interest in the Manufacturing JV. In addition, the Company made a capital contribution of $10.7 million to the Manufacturing JV to fund its share of short-term working capital needs. Under the terms of the agreement, IVC has the ability to pay an additional $75.0 million over a four year period from the effective date of the transaction as IVC's ownership of the joint venture increases to 100%. The subsequent purchase price for each year is $18.8 million, adjusted up or down based on the Company's future purchases from the Manufacturing JV. The Company received the first subsequent purchase price of $15.6 million during the first quarter of 2020. As a result, the Company's ownership of the Manufacturing JV decreased to 32% in March 2020.
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

Other-Than-Temporary Impairment
Due to the current and estimated adverse impacts from the COVID-19 pandemic and the Company's store closures, management expects a decrease in future purchases from the Manufacturing JV resulting in a decline in the value of its equity method investment in the Manufacturing JV. The decline in value was determined to be other-than-temporary which required the equity method investment to be written down to its fair value. The Company recognized $35.8 million other-than-temporary impairment related to its equity method investment in the Manufacturing JV, which was recorded within (loss) income from equity method investment on the Consolidated Statement of Operations during the three months ended March 31, 2020. This impairment charge was derived using Level 3 inputs and was primarily driven by the projected future purchase price of the equity interest in the Manufacturing JV from IVC under the terms of the agreement. As a result of the impairment, the carrying amount of the Company's equity method investment in the Manufacturing JV was $35.8 million less than its share of underlying equity in net assets as of June 30, 2020. No impairment triggers were identified as it relates to our equity method investments as of June 30, 2020.
Related Party Transactions
The Company's related party transactions with the Manufacturing, HK and China joint ventures are as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(in thousands)
Manufacturing JV finished goods purchases	$39,783	$51,632	$76,220	$72,392
HK JV revenue, primarily wholesale and royalties	6,537	2,087	10,349	4,274

	June 30, 2020	December 31, 2019
	(in thousands)
Manufacturing JV accounts payable[1]	$18,714	$11,720
HK JV accounts receivable	10,094	8,946
1 On Petition Date, all prepetition Manufacturing JV accounts payable has been classified in LSTC.

NOTE 10.  FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS
        ASC 820, Fair Value Measurements and Disclosures defines fair value as a market-based measurement that should be determined based on the assumptions that marketplace participants would use in pricing an asset or liability. As a basis for considering such assumptions, the standard establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

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
        The carrying amounts of cash and cash equivalents, restricted cash, receivables, accounts payable, accrued liabilities and the Revolving Credit Facility approximate their respective fair values. Based on the interest rates currently available and their underlying risk, the carrying value of franchise notes receivable recorded in other long-term assets approximates its fair value.

        The carrying value and estimated fair value of the Term Loan Facility, net of discount, Notes (net of the equity component classified in stockholders' equity and discount) and the interest rate swaps were as follows:

	June 30, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Liabilities not subject to compromise:
Tranche B-2 Term Loan	$—	$—	$441,500	$414,321
FILO Term Loan	—	—	266,814	265,851
Notes	—	—	154,675	148,488
DIP Financing - New Money DIP	30,000	30,000	—	—
DIP Financing - DIP FILO	275,000	275,000	—	—
Interest rate swaps	—	—	6,940	6,940
Liabilities subject to compromise:
Tranche B-2 Term Loan	$410,834	$292,033	$—	$—
Notes	159,097	795	—	—
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
As a result of the Debtors filing for relief under Chapter 11 as further discussed in Note 3. "Reorganization and Chapter 11 Proceedings," GNC’s prepetition debt, except for the FILO Term Loan which rolled into the DIP ABL FILO Facility, is classified as liabilities subject to compromise as of June 30, 2020. As of June 30, 2020, the estimated carrying amount and fair value of GNC’s DIP Term Loan is $275.0 million and is classified as Level 2 within the fair value hierarchy. The fair values of debt instruments classified as Level 2 instruments are valued using market prices we obtain from external third parties.
As described in Note 6. "Property, Plant and Equipment, Net," and Note 7. "Goodwill and Intangible Assets, Net," the Company recorded long-lived asset impairments during the six months ended June 30, 2020. This resulted in the following assets being measured at fair value on a non-recurring basis using Level 3 inputs:
•the indefinite-lived brand name intangible asset at June 30, 2020;
•goodwill at June 30, 2020 for the Health Store reporting unit;
•property and equipment and right-of-use assets at certain of the Company's stores at June 30, 2020;
•equity method investment in the Manufacturing JV at June 30, 2020.

NOTE 11.  CONTINGENCIES
On June 23, 2020, the Debtors filed the Chapter 11 Cases seeking relief under the Bankruptcy Code. The commencement of the Chapter 11 Cases automatically stayed all of the proceedings and actions against the Debtors. See Note 3. "Reorganization and Chapter 11 Proceedings" for a description of the Chapter 11 Cases.
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
        As a manufacturer, prior to the formation of the Manufacturing JV, and retailer of nutritional supplements and other consumer products that are ingested by consumers or applied to their bodies, the Company has been and is currently subjected to various product liability claims. Although the effects of these claims to date have not been material to the Company, it is possible that current and future product liability claims could have a material adverse effect on its business or financial condition, results of operations or cash flows. The Company currently maintains product liability insurance with a deductible/retention of $4.0 million per claim with an aggregate cap on retained loss of $10.0 million per policy year. GNC was granted an automatic stay order by the Bankruptcy Court continuing the provisions under existing insurance arrangements. The Company typically seeks and has obtained contractual indemnification from most parties that supply raw materials for its products or that manufacture or market products it sells. The Company also typically seeks to be added, and has been added, as an additional insured under most of such parties' insurance policies. However, any such indemnification or insurance is limited by its terms and any such indemnification, as a practical matter, is limited to the creditworthiness of the indemnifying party and its insurer, and the absence of significant defenses by the insurers. Consequently, the Company may incur material product liability claims, which could increase its costs and adversely affect its reputation, revenue and operating income.
Litigation
        DMAA / Aegeline Claims.  Prior to December 2013, the Company sold products manufactured by third parties that contained derivatives from geranium known as 1.3-dimethylpentylamine/ dimethylamylamine/ 13-dimethylamylamine, or "DMAA," which were recalled from the Company's stores in November 2013, and/or Aegeline, a compound extracted from bael trees. As of June 30, 2020, the Company was named in 27 personal injury lawsuits involving products containing DMAA and/or Aegeline. On July 22, 2020, all matters pending in the United States District Court for the District of Hawaii were dismissed.
        The remaining matters are currently stayed pending final resolution.
        The Company is contractually entitled to indemnification by its third-party vendors with regard to these matters, although the Company’s ability to obtain full recovery in respect of any such claims against it is dependent upon the creditworthiness of the vendors and/or their insurance coverage and the absence of any significant defenses available to their insurers.
California Wage and Break Claims. On February 29, 2012, former Senior Store Manager, Elizabeth Naranjo, individually and on behalf of all others similarly situated, sued General Nutrition Corporation in the Superior Court of the State of California for the County of Alameda. The complaint contains eight causes of action, alleging, among other matters, meal, rest break and overtime violations for which indeterminate money damages for wages, penalties, interest, and legal fees are sought. In June 2018, the Court granted in part and denied in part the Company's Motion for Decertification. In August 2018, the plaintiff voluntarily dismissed the class action claims alleging overtime violations. In November 2019, GNC filed a renewed Motion for Decertification, which was denied by the Court in January 2020. There is no trial date currently scheduled. As of June 30, 2020, an immaterial liability has been accrued in the accompanying financial statements. The Company intends to vigorously defend against the remaining class action claims asserted in this action.
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
Oregon Attorney General. On October 22, 2015, the Attorney General for the State of Oregon sued the Company in Multnomah County Circuit Court for alleged violations of Oregon’s Unlawful Trade Practices Act, in connection with its sale in Oregon of certain third-party products. The Company is vigorously defending itself against these allegations. Along with its Amended Answer and Affirmative Defenses, the Company filed a counterclaim for declaratory relief, asking the court to make certain rulings in favor of the Company, and adding USPlabs, LLC and SK Laboratories as counterclaim defendants.  In March 2018, the Oregon Attorney General filed a motion for summary judgment relating to its first claim for relief, which the Company contested.  The Company filed a cross motion for summary judgment on the first claim for relief, which the Oregon Attorney General contested. Following oral argument in August 2018, the Court denied the State’s motion for summary judgment and granted in part and denied in part the Company’s motion for summary judgment. The parties are in the process of exchanging discovery. There is no trial date currently scheduled.
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
Environmental Compliance

        As part of soil and groundwater remediation conducted at the Nutra manufacturing facility pursuant to an investigation conducted in partnership with the South Carolina Department of Health and Environmental Control (the "DHEC"), the Company completed additional investigations with the DHEC's approval, including the installation and operation of a pilot vapor extraction system under a portion of the facility in the second half of 2016, which was an immaterial cost to the Company. After an initial monitoring period, in October of 2017 the DHEC approved a work plan for extended monitoring of such system and the contamination into 2021. While the Company contributed the net assets of the Nutra manufacturing and Anderson facilities to the Manufacturing JV in March of 2019 (refer to Note 9. “Equity Method Investments” for additional information), we retained certain liabilities, including historical environmental liabilities, related to the facilities. As such, the Company and the Manufacturing JV will continue to consult with the DHEC on the next steps in the work after their review of the results of the extended monitoring is complete. At this stage of the investigation, however, it is not possible to estimate the timing and extent of any additional remedial action that may be required, the ultimate cost of remediation, or the amount of our potential liability. Therefore, no liability has been recorded in the Company's Consolidated Financial Statements.

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

NOTE 12. MEZZANINE EQUITY
        Holdings is authorized to issue up to 60.0 million shares of preferred stock, par value $0.001 per share. On February 13, 2018, the Company entered into a Securities Purchase Agreement (as amended from time to time, the “Securities Purchase Agreement”) by and between the Company and Harbin, pursuant to which the Company agreed to issue and sell to Harbin, and Harbin agreed to purchase from the Company, 299,950 shares of a newly created series of convertible preferred stock of the Company, designated the “Series A Convertible Preferred Stock” (the “Convertible Preferred Stock”), for a purchase price of $1,000 per share, or an aggregate of approximately $300 million. The Convertible Preferred Stock is convertible into 56.1 million shares of the Company's Common Stock at an initial conversion price of $5.35 per share, subject to customary anti-dilution adjustments. On November 7, 2018, The Company entered into an Amendment to the Securities Purchase Agreement with Harbin. Pursuant to the terms of the Securities Purchase Agreement, Harbin assigned its interest in the Securities Purchase Agreement to Harbin and funded the $300 million investment in three separate tranches. The shares of Convertible Preferred Stock were issued as follows: (i) 100,000 shares of Convertible Preferred Stock issued on November 8, 2018 for a total purchase price of $100 million (the initial issuance), (ii) 50,000 shares of Convertible Preferred Stock issued on January 2, 2019 for a total purchase price of $50 million (the "Second Issuance") and (iii) 149,950 shares of Convertible Preferred Stock issued on February 13, 2019 for a total purchase price of approximately $150 million (the “Third Issuance”).
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
        As of June 30, 2020, the Company had issued a total of 299,950 shares of Convertible Preferred Stock. The Convertible Preferred Stock was recorded as Mezzanine Equity, net of issuance cost, on the Consolidated Balance Sheets because the shares are redeemable at the option of the holder if a fundamental change occurs, which includes change in control or delisting, where the common stock ceases to be listed or quoted on a national securities exchange, (a "Fundamental Change"). The guaranteed Second Issuance and Third Issuance were considered forward contracts that represented an obligation to both parties until the shares were issued. The forward contracts were recorded at fair value on the Consolidated Balance Sheets as of December 31, 2018, with any changes in fair value recorded in earnings in the Consolidated Statements of Operations. The Company recorded a $16.8 million loss on forward contracts for the issuance of Convertible Preferred Stock during the first quarter of 2019. Upon issuance of the shares associated with the forward contracts, the carrying value of the forward contracts were recorded to Mezzanine Equity.
        As a result of the delisting of our common stock from the NYSE on June 30, 2020, a Fundamental Change occurred. Subsequent adjustment of the amount presented in temporary equity is unnecessary if it is not probable that the instrument will become redeemable.  With the triggering of the Fundamental Change, under the Convertible Preferred Stock Agreement, the holders could request redemption of their shares at the stated value plus any accumulated and unpaid dividends. However, an automatic stay has been granted to GNC that prohibits among other things, sales or transfers of equity securities. The commencement of the Chapter 11 Cases automatically stayed all of the proceedings and actions against the Debtors and specified that holders of Convertible Preferred Stock are not entitled to dividends during the course of bankruptcy and there is no current option to redeem the shares.

As of June 30, 2020, the Company has not accrued for dividends on the Convertible Preferred Stock; however, the Company has continued the accumulation of dividends through June 30, 2020.

As of June 30, 2020, the stated value of the Convertible Preferred Stock is $300.0 million (299,950 shares at $1,000 per share) and there are accumulated and unpaid dividends on such shares of $30.2 million. As of December 31, 2019, the stated value of the Convertible Preferred Stock was $300.0 million (299,950 shares at $1,000 per share) and there were accumulated and unpaid dividends on such share of $19.8 million.

NOTE 13. EARNINGS PER SHARE

The following table represents the Company's basic and dilutive weighted-average shares:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(in thousands)
Basic weighted average shares	83,936	83,663	83,916	83,587
Effect of dilutive Convertible Preferred Stock	—	57,093	—	—
Effect of dilutive stock-based compensation awards	—	186	—	—
Diluted weighted average shares	83,936	140,942	83,916	83,587

The following awards and convertible stock were excluded from the computation of diluted EPS because the impact was antidilutive:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(in thousands)
Antidilutive:
Stock-based awards	6,018	3,768	6,398	4,292
Convertible Preferred Stock	60,896	—	60,409	49,979
Total excluded from diluted EPS	66,914	3,768	66,807	54,271

The Company applied the if-converted method to calculate dilution on the Notes, which has resulted in all the 2.4 million underlying convertible shares in all periods being anti-dilutive.
        The computations for basic and diluted loss per common share are as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(in thousands, except per share data)
(Loss) earnings per common share - Basic
Net (loss) income	$(83,669)	$16,058	$(283,755)	$796
Cumulative undeclared convertible preferred stock dividend	5,280	4,950	10,475	8,667
Net (loss) income attributable to common shareholders	(88,949)	11,108	(294,230)	(7,871)
Weighted average common shares outstanding - basic	83,936	83,663	83,916	83,587
(Loss) earnings per common share - basic	$(1.06)	$0.13	$(3.51)	$(0.09)
(Loss) earnings per common share - Diluted
Net (loss) income	$(83,669)	$16,058	$(283,755)	$796
Cumulative undeclared convertible preferred stock dividends	5,280	—	10,475	8,667
Net (loss) earnings attributable to common shareholders	(88,949)	16,058	(294,230)	(7,871)
Weighted average common shares outstanding - diluted	83,936	140,942	83,916	83,587
(Loss) earnings per common share - diluted	$(1.06)	$0.11	$(3.51)	$(0.09)

NOTE 14.  SEGMENTS
The Company aggregates its operating segments into three reportable segments, which include U.S. and Canada (until GNC Canada was deconsolidated on June 24, 2020), International and Manufacturing / Wholesale. Warehousing and distribution costs have been allocated to each reportable segment based on estimated utilization and benefit. The Company's chief operating decision maker (its chief executive officer) evaluates segment operating results based primarily on operating income. Operating income of each reportable segment excludes certain items that are managed at the consolidated level, such as corporate costs. The Manufacturing / Wholesale segment, prior to the formation of the Manufacturing JV, manufactured and sold product to the U.S. and Canada and International segments at cost with a markup, which was eliminated at consolidation.
In connection with the Chapter 11 Cases, the Company launched liquidation sales in June 2020 in approximately 500 U.S and Canada company-owned stores which are expected to close during the third quarter of 2020. As a result, during the three and six months ended June 30, 2020, GNC recorded $20.2 million impairment charges within U.S. and Canada and recorded $12.6 million inventory reserves within U.S. and Canada as the Company expects vendors may withhold payment to GNC for certain allowances/credits in order to satisfy certain allowed claims that we have classified within LSTC. During the six months ended June 30, 2020, due to the estimated adverse impacts from the COVID-19 pandemic, the Company recorded $177.7 million long-lived asset impairments and other store closing costs ($149.1 million within U.S. and Canada; $28.6 million within International), $22.8 million reserves related to inventory obsolescence and vendor allowances ($22.4 million within U.S. and Canada; $0.4 million within Manufacturing / Wholesale), and $8.7 million allowance for doubtful accounts ($7.9 million within U.S. and Canada; $0.8 million within International). Refer to Note 3. "Reorganization and Chapter 11 Proceedings" for more information on the Chapter 11 Cases and Note 16. "Subsequent Events" for more information on the uncertainty that exists regarding the impacts of COVID-19.

The following table represents key financial information for each of the Company's reportable segments:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(in thousands)
Revenue:
U.S. and Canada	$300,206	$476,060	$724,387	$965,216
International	28,933	39,448	62,478	80,371
Manufacturing / Wholesale:
Intersegment revenues	—	—	—	35,505
Third-party	—	—	—	15,783
Wholesale partner sales	14,399	18,489	29,254	37,390
Subtotal Manufacturing / Wholesale	14,399	18,489	29,254	88,678
Total reportable segment revenues	343,538	533,997	816,119	1,134,265
Elimination of intersegment revenues	—	—	—	(35,505)
Total revenue	$343,538	$533,997	$816,119	$1,098,760
Operating income:
U.S. and Canada	$(19,675)	$49,202	$(150,875)	$101,302
International	8,231	14,269	(9,151)	28,319
Manufacturing / Wholesale	6,730	12,118	13,661	27,462
Total reportable segment operating income	(4,714)	75,589	(146,365)	157,083
Corporate costs	(53,804)	(25,079)	(78,638)	(51,340)
Loss on net asset exchange for the formation of the joint ventures	—	(1,779)	(1,655)	(21,293)
Other	—	(13)	2,107	(250)
Unallocated corporate costs, loss on net asset exchange and other	(53,804)	(26,871)	(78,186)	(72,883)
Total operating (loss) income	(58,518)	48,718	(224,551)	84,200
Interest expense, net	22,057	24,964	69,502	57,920
Reorganization items, net	15,429	—	15,429	—
Gain on purchase of convertible debt	—	(3,214)	—	(3,214)
Loss on forward contracts for the issuance of convertible preferred stock	—	—	—	16,787
(Loss) income before income taxes	$(96,004)	$26,968	$(309,482)	$12,707

        Refer to Note 4. "Revenue" for more information on the Company's reportable segments.

NOTE 15.  INCOME TAXES

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

The Company recognized $11.4 million of income tax benefit during the three months ended June 30, 2020 compared with $13.0 million of income tax expense in the prior year quarter. The Company's income tax benefit/expense is based on income, statutory tax rates and the available carryback of net operating losses. The Company’s year-to-date tax provision is calculated by applying the most recent annualized effective tax rate to year-to-date pre-tax ordinary income. The Company’s 2020 annual effective tax rate was impacted by a $40.8 million partial valuation allowance for attributes expected to be generated in 2020 that may not be realizable, the other-than-temporary impairment of the Manufacturing JV, and the benefit of the federal tax rate differential related to federal net operating losses generated during the current year that are expected to be carried back to prior years at a 35% rate. The 2019 effective tax rate was significantly impacted by a gain for tax purposes resulting from the transfer of the Nutra manufacturing net assets to the Manufacturing JV and the establishment of a partial valuation allowance for attributes generated in the 2019 year that may not be realizable. The tax impacts of unusual or infrequent items are recorded discretely in the interim period in which they occur.

During the fourth quarter of the year ended December 31, 2019, as further discussed in Note 1. "Nature of Business," management concluded that there is substantial doubt regarding the Company’s ability to continue as a going concern. Management considered this in concluding that certain deferred tax assets were no longer more likely than not realizable. As a result, increases in valuation allowance of $40.8 million and $27.1 million on the Company’s deferred tax assets were recorded as of June 30, 2020 and December 31, 2019, respectively, which related principally to Federal deferred tax assets, state NOL carryforwards, and other state tax attributes. These increases were partially offset by valuation allowance decreases of $4.8 million as of June 30, 2020 and December 31, 2019. The Company’s deferred tax assets of $26.5 million as of June 30, 2020 are considered realizable, as the majority of the deferred tax assets are related to federal net operating losses generated in the current year that are expected to be carried back to prior years at a 35% federal income tax rate based on the new CARES Act legislation.
        At June 30, 2020 and December 31, 2019, the Company had $11.6 million and $10.7 million of unrecognized tax benefits, respectively, excluding interest and penalties, which if recognized, would affect the effective tax rate. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company accrued $2.8 million at June 30, 2020 and $2.1 million at December 31, 2019, for potential interest and penalties associated with uncertain tax positions. To the extent interest and penalties are not assessed with respect to the ultimate settlement of uncertain tax positions, amounts previously accrued will be reversed as a reduction to income tax expense.
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

NOTE 16. SUBSEQUENT EVENTS
COVID-19
The Company is closely monitoring the current and future potential impact of the COVID-19 pandemic on all aspects of our business and geographies, including how it will impact our customers, employees, suppliers, vendors, business partners and distribution channels. The Company incurred significant disruptions during the three and six months ended June 30, 2020 from COVID-19, and the Company's estimates on the future impact that COVID-19 will have on the Company's financial position and operating results is subject to numerous uncertainties.

These uncertainties include the severity of the virus, the duration of the outbreak, governmental, business or other actions (which could include limitations on our operations), impacts on the Company's supply chain, the effect on customer demand, store closures or changes to our operations. The health of the Company's workforce, and the ability to meet staffing needs in stores, distribution facilities, wholesale operations and other critical functions cannot be predicted and is vital to our operations. Further, the impacts of a potential worsening of global economic conditions and the continued disruptions to, and volatility in, the credit and financial markets, consumer spending as well as other unanticipated consequences remain unknown. As of August 5, 2020, the Company had less than 100, or 3%, of the U.S. and Canada company-owned and franchise retail stores closed due to the COVID-19 pandemic.

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

Stalking Horse Agreement

On August 7, 2020, the Debtors entered into a Stalking Horse Agreement (the “Stalking Horse Agreement”) with Harbin Buyer. Pursuant to the terms of the Stalking Horse Agreement, the Debtors have agreed to sell substantially all of their assets (the “Assets,” and such sale, the “Sale”) to Harbin Buyer, and Harbin Buyer has agreed to assume from the Debtors certain specified liabilities as further set forth in the Stalking Horse Agreement (the “Assumed Liabilities”). The Stalking Horse Agreement contemplates that the Company will form (a) a new Delaware limited liability company as a wholly owned subsidiary (“GNC Newco”) and (b) a new Nova Scotia unlimited liability company as a wholly owned subsidiary of GNC Newco (“GNC Canada Newco”). At the closing (the “Closing”) of the transactions contemplated by the Stalking Horse Agreement, (i) the Debtors will transfer all of the Assets and Assumed Liabilities to GNC Newco (other than those Assets and Assumed Liabilities in Canada, which will be transferred to GNC Canada Newco), (ii) GNC Newco will redeem and cancel all of the issued and outstanding equity capital of GNC Newco held by the Company or its affiliates, and (iii) GNC Newco will issue all of the equity capital of GNC Newco to Harbin Buyer or its designated affiliate, such that, following such issuance, Harbin Buyer or its designated affiliate (as applicable) will hold 100% of the issued and outstanding equity capital of GNC Newco.

The purchase price under the Stalking Horse Agreement will comprise (a) indebtedness under the Second Lien Credit Agreement (as defined in the Stalking Horse Agreement) in a principal amount equal to $210.0 million, subject to adjustment as provided therein, (b) the payment of an amount in cash equal to $550.0 million, subject to adjustment as provided therein, (c) the issuance of up to $10.0 million in convertible junior notes to the Debtors’ unsecured creditors, subject to the satisfaction of certain conditions and (d) the assumption of the Assumed Liabilities (together, the “Purchase Price”). In addition, under the Stalking Horse Agreement, Harbin Buyer is obligated to make a $57.0 million good faith deposit (the “Deposit”) to be held in a segregated escrow account, with the Deposit being released to the Company upon the earlier to occur of (i) the Closing, in which case the amount of the Deposit will be credited against the cash portion of the Purchase Price and (ii) a Buyer Default Termination (as defined in the Stalking Horse Agreement). If the Stalking Horse Agreement is terminated other than due to a Buyer Default Termination, the Deposit will be returned to Harbin Buyer.

The Stalking Horse Agreement, which is subject to Court approval, is intended to constitute a “stalking horse bid” for the Assets in accordance with the Debtors’ motion to modify the bidding procedures order (the “Bidding Procedures Order”), which was approved by a final order of the Court on Court on July 22, 2020, to extend the deadline by which the Debtors are authorized to enter into a Stalking Horse Agreement to August 7, 2020 (the “Stalking Horse Extension Motion”). The Stalking Horse Agreement includes certain bid protections for Harbin Buyer payable in accordance with the terms thereof, including a break-up fee equal to $22.8 million and an expense reimbursement of up to $3.0 million of reasonable and documented out of pocket fees (the “Bid Protections”). A hearing to consider the Stalking Horse Extension Motion, and the entry of a final order approving the modified Bidding Procedures Order, is scheduled to be held before the Bankruptcy Court on August 19, 2020 at 1.00 p.m. ET.

The Bidding Procedures Order established certain bidding procedures for an auction that allows other qualified bidders to submit higher or otherwise better offers to purchase all or substantially all of the Assets (any such offer, a “Competing Transaction”). The Bid Protections are payable upon certain termination events set forth in the Stalking Horse Agreement, including the consummation of a Competing Transaction (subject to certain exceptions).

The Bidding Procedures Order set the deadline (the “Bid Deadline”) to submit bids for the Debtors’ assets as September 11, 2020. Upon the receipt of at least one qualified offer from other bidders proposing a Competing Transaction by the Bid Deadline, the Debtors will hold an auction with respect to the Assets on or about September 15, 2020.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q. The following information presented for the three and six months ended June 30, 2020 and 2019 was prepared by management, is unaudited, and was derived from our unaudited consolidated financial statements and accompanying notes. In the opinion of management, all adjustments necessary for a fair statement of our financial position and operating results for such periods and as of such dates have been included.

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
        All forward-looking statements, including, without limitation, our examination of historical operating trends, are based upon our current expectations and include various assumptions. We believe there is a reasonable basis for our expectations and beliefs, but they are inherently uncertain and subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. A detailed discussion of risk and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section titled “Risk Factors” in our 2019 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the "SEC") on March 25, 2020 (the "2019 10-K") and as set forth in Part II, Item 1A. "Risk Factors" included herein.

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

Business Overview
        GNC is a global health and wellness brand with a diversified, omni-channel business. Our assortment of performance and nutritional supplements, vitamins, herbs and greens, health and beauty, food and drink and other general merchandise features innovative private-label products as well as nationally recognized third-party brands, some of which are exclusive to GNC.  We derive our revenues principally from: product sales through our company-owned stores; online sales primarily through our website, GNC.com, as well as third-party websites; domestic and international franchise activities, and select wholesale partnerships. We sell products through a worldwide network of approximately 6,700 locations operating under the GNC brand name.
        We believe the competitive strengths that position us as a leader in the specialty nutritional supplement space include our: well-recognized brand; stable base of long-term customers; geographically diverse store base; proprietary product and innovation capabilities; and differentiated service model designed to enhance the customer experience.
Voluntary Reorganization under Chapter 11
On June 23, 2020 (the "Petition Date"), we and certain of our U.S. subsidiaries (collectively, the "Debtors") filed a prearranged plan of reorganization (the “Plan”) under Title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Debtors’ voluntary Chapter 11 proceedings (the "Chapter 11 Cases") are being jointly administered for procedural purposes under the caption In re GNC Holdings, Inc., Inc., et al., Case No. 20-11662. In addition, our Canadian subsidiary

("GNC Canada") voluntarily commenced parallel proceedings under the CCAA in Canada in the Ontario Superior Court of Justice, Case No. CV-20-00642970-00CL.
We are currently operating our business as debtors-in-possession in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. After we filed our Chapter 11 petitions, the Bankruptcy Court granted certain relief requested by the Debtors enabling us to conduct our business activities in the ordinary course, including, among other things and subject to the terms and conditions of such orders, authorizing us to pay employee wages and benefits, to pay taxes and certain governmental fees and charges, to continue to operate our cash management system in the ordinary course, and to pay the prepetition claims of certain of our vendors. For goods and services provided following the Petition Date, we intend to pay vendors in full under normal terms.

Subject to certain exceptions, under the Bankruptcy Code, the filing of the Chapter 11 Cases automatically enjoined, or stayed, the continuation of most judicial or administrative proceedings or filing of other actions against the Debtors or their property to recover, collect or secure a claim arising prior to the Petition Date. Accordingly, although the filing of the Chapter 11 Cases triggered defaults under the Debtors’ funded debt obligations, creditors are stayed from taking any actions against the Debtors as a result of such defaults, subject to certain limited exceptions permitted by the Bankruptcy Code. Absent an order of the Bankruptcy Court, substantially all of the Debtors’ pre-petition liabilities are subject to settlement under the Bankruptcy Code.

For the duration of the Chapter 11 Cases, our operations and ability to develop and execute our business plan are subject to the risks and uncertainties associated with the Chapter 11 process as described in Item 1A. “Risk Factors.” As a result of these risks and uncertainties, the amount and composition of our assets, liabilities, officers and/or directors could be significantly different following the outcome of the Chapter 11 Cases, and the description of our operations, properties and liquidity and capital resources included in this quarterly report may not accurately reflect its operations, properties and liquidity and capital resources following the Chapter 11 Cases.

In particular, subject to certain exceptions, under the Bankruptcy Code, the Debtors may assume, assume and assign or reject executory contracts and unexpired leases subject to the approval of the Bankruptcy Court and certain other conditions. Generally, the rejection of an executory contract or unexpired lease is treated as a pre-petition breach of such executory contract or unexpired lease and, subject to certain exceptions, relieves the Debtors of performing their future obligations under such executory contract or unexpired lease but entitles the contract counterparty or lessor to a pre-petition general unsecured claim for damages caused by such deemed breach subject, in the case of the rejection of unexpired leases of real property, to certain caps on damages. Counterparties to such rejected contracts or leases may assert unsecured claims in the Bankruptcy Court against the applicable Debtor’s estate for such damages. Generally, the assumption or assumption and assignment of an executory contract or unexpired lease requires the Debtors to cure existing monetary defaults under such executory contract or unexpired lease and provide adequate assurance of future performance thereunder. Accordingly, any description of an executory contract or unexpired lease with the Debtor in this quarterly report, including where applicable a quantification of our obligations under any such executory contract or unexpired lease with the Debtor is qualified by any overriding rejection rights we have under the Bankruptcy Code. Further, nothing herein is or shall be deemed an admission with respect to any claim amounts or calculations arising from the rejection of any executory contract or unexpired lease and the Debtors expressly preserve all of their rights with respect thereto.

Deconsolidation of GNC Canada

As noted above, GNC Canada filed parallel proceedings in the Canadian Court. Any significant business decision which would impact our Canadian business requires the approval of both the U.S. and Canadian Courts as they have equal and plenary authority. As joint control by the U.S. and Canadian Courts does not constitute continued common control by the parent, we have deconsolidated GNC Canada effective as of June 24, 2020. The operating results of GNC Canada are reflected in our Consolidated Statements of Operations through the date of deconsolidation.

Uncertainty Relating to COVID-19

Our business has been materially and adversely affected by the outbreak of the novel coronavirus known as COVID-19. During March 2020, many state governments ordered all but certain essential businesses closed and imposed significant limitations on the circulation of the populace due to the COVID-19 pandemic. U.S. and Canada company-owned and franchise retail stores closures reached approximately 1,400 stores, or 40%, in April 2020 and have steadily re-opened since then. Some of these stores have been permanently closed effective in June in connection with the Chapter 11 Cases and the rejection of certain unexpired U.S and Canada company-owned and franchise leases. As of August 5, 2020, we had less than 100, or 3%, of the U.S. and Canada company-owned and franchise retail stores closed due to the COVID-19 pandemic. In response, we have significantly reduced inventory purchases and capital expenditures, as well as taken actioned measures to decrease costs by nearly $40 million in 2020 consisting of employee furloughs, marketing reductions, store hours reductions and deferral of non-essential spend.

Due to the expected impact of COVID-19, including uncertainties on the severity of the virus, the duration of the outbreak, governmental, business or other actions (which could include limitations on our operations), impacts on our supply chain, the effect on customer demand, temporary and permanent store closures or changes to our operations, we have recorded charges to carrying amount of inventory, accounts receivable, goodwill, indefinite-lived intangibles, our equity method investment and other long-lived assets during the six months June 30, 2020.

Refer to Item 1. "Financial Statements," Note 16. "Subsequent Events" for additional information on the uncertainty relating to COVID-19.
Our Current Strategy
        Key elements of our business strategy and areas of internal focus for us are as follows:
•Leading brand of nutritional supplements. GNC has been in business for more than 80 years and we are built on a core foundation as a brand builder of high-quality nutritional supplements. Based on our worldwide network of approximately 6,700 locations and our online channels, we are a leading global brand of health, wellness and performance products.

Our objective is to offer a broad and deep mix of products for consumers interested in living well, whether they are looking to help with a health-related issue, maintain their overall wellness, or improve their performance. Our premium, value-added offerings include both proprietary GNC-branded products and other nationally recognized third-party brands.

We believe our depth of brands, exclusive products and range of merchandise, combined with the customer support and service we offer, differentiate us and allow us to effectively compete against food, drug and mass channel players, specialty stores, independent vitamin, supplement and natural food shops and online retailers.

•Product development and innovation. We develop high-quality, innovative nutritional supplement products that can be purchased only through our store locations, GNC.com, our Amazon.com storefront and other marketplaces or through our select wholesale partners. Our high quality ingredients are rigorously tested before going into GNC products, undergoing multiple quality checks so that they meet our high standards for identity, strength, purity, composition and limits in contaminants.
We believe our sector-leading innovation capability is a significant competitive advantage. Our strategic partnership with International Vitamin Corporation ("IVC") allows us to continue to focus on further innovation while IVC drives increased efficiencies in manufacturing. Refer to Note 9. "Equity Method Investments" for more information. GNC has demonstrated strength in developing unique, branded, and scientifically verified products and has a long history of delivering new ingredients and reformulations. We directly employ scientists, nutritionists, formulators and quality control experts and have access to a wide range of world-class research facilities and consultants.

•A differentiated retail customer experience. Our retail strategy is to deliver a compelling experience at every customer touch point. We operate in a highly personalized, aspirational sector and believe that the nutritional supplement consumer often desires and seeks out product expertise and knowledgeable customer service.
We further differentiate ourselves from competitors through development of our well-trained in-store associates as "coaches" with regular training that focuses on solution-based selling, and through in-store technology that allows associates to view customers’ purchase history and preferences in real time via tablets. With that knowledge, and help from sales tools built into the tablet platform, our in-store associates can engage customers in conversation, share product information and testimonials before and after pictures, recommend solutions and help customers add complementary products and build wellness regimens.
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

•International growth. We see opportunity to expand internationally within the large global supplement market, which is expected to continue to grow. In particular, our partnership with Harbin allows us to further expand our business in China. Harbin’s expertise in distribution and regulation is the ideal match for our highly valued brand and assortment of products in the China market. Refer to Item 1. "Financial Statements," Note 9. "Equity Method Investments" for more information.
Key Performance Indicators
The primary key performance indicator that senior management focuses on is operating income for each segment, which is discussed in detail within the section titled "Results of Operations," as well as revenue and same store sales growth.
The table below presents the key components of U.S Company-owned same store sales for the periods indicated:

U.S. Company-Owned Same Store Sales, including GNC.com	Q1	Q2	YTD
2020 total same store sales	(10.1)%	(32.4)%	(20.9)%
2019 total same store sales	(1.6)%	(4.6)%	(3.1)%
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
Beginning in March 2020 many state governments ordered all but certain essential businesses closed and imposed significant limitations on the circulation of the populace due to the COVID-19 pandemic. As a result of the COVID-19 pandemic, we temporarily closed up to 40% company-owned and franchise stores from March through June 2020, and sales trends have significantly declined beginning in the second half of March 2020. COVID-19 related temporary closures are also included in the calculation of same store sales. The impact from the COVID-19 temporary closures on U.S. Company-owned same store sales was estimated by excluding the net sales of a store from the calculation of same store sales if the store was temporarily closed at the end of each month as a result of the COVID-19 pandemic.

Non-GAAP Measures
        We have included certain non-GAAP financial measures below, which have been adjusted to exclude the impact of certain transactions occurring during the periods presented, because we believe such measures represent an effective supplemental means by which to measure our operating performance. We believe that (i) net (loss) income, (ii) diluted earnings per share ("EPS"), (iii) EBITDA, each on an as adjusted basis to exclude certain items, and (iv) free cash flow are useful metrics to investors and enable management and our investors to evaluate and compare our results from operations in a more meaningful and consistent manner by excluding specific items that are not reflective of ongoing operating results. However, these metrics are not a measurement of our operating performance under GAAP and should not be considered as an alternative to net (loss) income, EPS, or any other performance measures derived in accordance with GAAP, or as an alternative to GAAP cash flow from operating activities, or as a measure of our profitability or liquidity.

Reconciliation of Net Loss and Diluted EPS to Adjusted Net (Loss) Income and Adjusted Diluted EPS
(in thousands, except per share data)

	Three months ended June 30,
	2020		2019
	Net Loss	Diluted EPS (1)	Net Income	Diluted EPS (1)
	(unaudited)
Reported	$(83,669)	$(1.06)	$16,058	$0.11
Vendor allowance reserves (2)	12,597	0.15	—	—
Long-lived asset impairment	20,201	0.24	—	—
Restructuring expense (3)	34,177	0.41	—	—
Reorganization items, net (4)	15,429	0.18	—	—
Interest expense recognized on interest rate swap	(1,356)	(0.02)	—	—
Loss on net asset exchange for the formation of the joint ventures	—	—	1,779	0.01
Gain on convertible notes repurchase	—	—	(3,214)	(0.02)
Other (5)	1,513	0.02	464	—
Tax effect (6)	(25,111)	(0.30)	3,219	0.02
Adjusted	$(26,219)	$(0.38)	$18,306	$0.13

Weighted average diluted common shares outstanding	83,936		140,942

(1) The Company applies the if-converted method to calculate dilution impact of the convertible senior notes and the convertible preferred stock. For reported and adjusted diluted EPS for the three months ended June 30, 2020, the underlying shares of the convertible preferred stock and the convertible senior notes are anti-dilutive. Therefore, the diluted EPS included a reduction to net (loss) income for the cumulative undeclared dividends of $5.3 million for the second quarter of 2020. For reported and adjusted EPS for the three months ended June 30, 2019, the underlying shares of the convertible preferred stock is dilutive.
(2) As a result of filing the Chapter 11 Cases on June 23, 2020, the Company expects vendors may withhold payment to GNC for certain allowances/credits in order to satisfy certain allowed claims that we have classified within LSTC, and therefore GNC recorded $12.6 million in inventory reserves during the three months ended June 30, 2020. Refer to Item 1. "Financial Statements," Note 3. "Reorganization and Chapter 11 Proceedings " and Note 5. "Inventory" for additional information.
(3) Includes expenses realized or incurred before the Petition Date and in relation to the Chapter 11 Cases recorded under selling, general and administrative charges on our Consolidated Statements of Operations as well as previously capitalized debt refinancing fees were written off in the second quarter of 2020 in connection with the filing of the Chapter 11 Cases.
(4) The Company has applied ASC 852 in preparing its Consolidated Financial Statements. ASC 852 requires the financial statements for periods subsequent to the Petition Date to distinguish transactions and events that are directly associated with the Company's reorganization from the ongoing operations of the business. Accordingly, certain expenses and gains incurred during the Chapter 11 Cases are recorded within Reorganization items, net in the unaudited Consolidated Statements of Operations.
(5) The three months ended June 30, 2020 included $1.2 million severance expense and $0.3 million executive incentive. The three months ended June 30, 2019 included retention of $0.8 million and immaterial refranchising gains.
(6) For the three months ended June 30, 2020 and 2019, the Company utilized a blended federal rate plus a net state rate that excluded the impact of certain state NOL's, state credits and valuation allowance.

	Six months ended June 30,
	2020		2019
	Net Loss	Diluted EPS (1)	Net Income	Diluted EPS (1)
	(unaudited)
Reported	$(283,755)	$(3.51)	$796	$(0.09)
Loss on net asset exchange for the formation of the joint ventures	1,655	0.02	21,293	0.16
Loss from equity method investment	3,125	0.04	—	—
Restructuring expense (2)	34,177	0.41		—
Reorganization items, net (3)	15,429	0.18	—	—
Amortization of discount and deferred financing fees in connection with the accelerated debt maturity date (4)	12,390	0.15		—
Long-lived asset impairments and other store closing costs	177,715	2.12	—	—
Manufacturing JV other-than-temporary impairment	35,840	0.43	—	—
Inventory and vendor allowance reserves (5)	35,396	0.42	—	—
Allowance for credit losses (6)	8,703	0.10	—	—
Interest expense recognized on interest rate swap (7)	9,454	0.11	—	—
Amortization of discount in connection with early debt payment	156	—	3,119	0.02
Loss on forward contracts related to the issuance of convertible preferred stock	—	—	16,787	0.13
Gain on convertible notes repurchase	—	—	(3,214)	(0.02)
Other (8)	692	0.01	1,177	0.01
Tax effect (9)	(88,154)	(1.05)	(2,617)	(0.02)
Adjusted	$(37,177)	$(0.57)	$37,341	$0.28

Weighted average diluted common shares outstanding	83,916		133,787

(1) The Company applies the if-converted method to calculate dilution impact of the convertible senior notes and the convertible preferred stock. For reported and adjusted diluted EPS for the six months ended June 30, 2020, the underlying shares of the convertible preferred stock and the convertible senior notes are anti-dilutive. Therefore, the diluted EPS included a reduction to net (loss) income for the cumulative undeclared dividends of $10.5 million for the six months ended June 30, 2020. For reported and adjusted EPS for the six months ended June 30, 2019, the underlying shares of the convertible preferred stock are dilutive.
(2) Previously capitalized debt refinancing fees were written off in the second quarter of 2020 in connection with the filing of the Chapter 11 Cases and expenses realized or incurred before the Petition Date and in relation to the Chapter 11 Cases are recorded under selling, general and administrative charges on our Consolidated Statements of Operations.
(3) The Company has applied ASC 852 in preparing its Consolidated Financial Statements. ASC 852 requires the financial statements for periods subsequent to the Petition Date to distinguish transactions and events that are directly associated with the Company's reorganization from the ongoing operations of the business. Accordingly, certain expenses and gains incurred during the Chapter 11 Cases are recorded within Reorganization items, net in the unaudited Consolidated Statements of Operations.
(4) The Company accelerated the amortization of discount and deferred financing fees related to the Tranche B-2 Term Loan, FILO Term Loan and the Revolving Credit Facility as a result of the expected acceleration of the debt maturity date to the Springing Maturity Date.

(5) Included $22.8 million inventory obsolescence and vendor allowance reserves due to the current and estimated adverse impacts from the COVID-19 pandemic, and $12.6 million in inventory reserves as a result of filing the Chapter 11 Cases on June 23, 2020 in which the Company expects vendors may withhold payment to GNC for certain allowances/credits in order to satisfy certain allowed claims that we have classified within LSTC. Refer to Item 1. "Financial Statements," Note 3. "Reorganization and Chapter 11 Proceedings " and Note 5. "Inventory" for additional information.
(6) Represents credit losses for its franchisees and other third-party customers during the three months ended March 31, 2020 based on the current and estimated adverse impacts from the COVID-19.
(7) During the first quarter of 2020, the Company deemed the cash flow hedges as ineffective as the forecasted hedging transactions were not expected to occur by the end of the originally specified time period. The Company reclassified a $10.8 million pre-tax loss previously deferred within accumulated other comprehensive loss to interest expense and subsequent changes in fair value within interest expense in the current period.
(8) The six months ended June 30, 2020 included $2.0 million severance, $0.5 million executive incentive, and $0.3 million loss from the cancellation of the annual franchise conference as a result of COVID-19, partially offset by a $2.1 million gain from the sale of the Company owned location in Boston, MA. The six months ended June 30, 2019 included retention of $1.6 million and immaterial refranchising gains.
(9) For the three months ended June 30, 2020 and 2019, the Company utilized a blended federal rate plus a net state rate that excluded the impact of certain state NOL's, state credits and valuation allowance.

Reconciliation of Net Loss to Adjusted EBITDA
(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(unaudited)
Net (loss) income	$(83,669)	$16,058	$(283,755)	$796
Income tax expense	(11,386)	13,030	(64,421)	14,986
Interest expense, net	22,057	24,964	69,501	57,920
Depreciation and amortization	6,987	8,514	14,845	18,704
Restructuring expense	34,177	—	34,177	—
Reorganization items, net	15,429	—	15,429	—
Loss on net asset exchange for the formation of the joint ventures	—	1,779	1,655	21,293
Loss from equity method investment	—	—	3,125	—
Loss on forward contracts related to the issuance of convertible preferred stock	—	—	—	16,787
Gain on convertible notes repurchase	—	(3,214)	—	(3,214)
Long-lived asset impairments and other store closing costs	20,201	—	177,715	—
Manufacturing JV other-than-temporary impairment	—	—	35,840	—
Obsolete inventory reserves and vendor allowance	12,597	—	35,396	—
Allowance for doubtful accounts	—	—	8,703	—
Other	1,513	464	692	1,177
Adjusted EBITDA	$17,906	$61,595	$48,902	$128,449

Reconciliation of Net Cash (Used in) Provided by Operating Activities to Free Cash Flow
(in thousands)

	Six months ended June 30,
	2020	2019

Net cash (used in) provided by operating activities	$(3,441)	$65,323
Capital expenditures	(5,970)	(6,460)
Free cash flow	$(9,411)	$58,863

Results of Operations
(Calculated as a percentage of consolidated revenue unless indicated otherwise)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Revenues:
U.S. and Canada	87.4%	89.1%	88.7%	87.8%
International	8.4%	7.4%	7.7%	7.3%
Manufacturing / Wholesale:
Intersegment revenues	—%	—%	—%	3.2%
Third-party contract manufacturing	—%	—%	—%	1.4%
Wholesale partner sales	4.2%	3.5%	3.6%	3.5%
Subtotal Manufacturing / Wholesale	4.2%	3.5%	3.6%	8.1%
Elimination of intersegment revenue	—%	—%	—%	(3.2)%
Total net revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of sales, including warehousing, distribution and occupancy	74.3%	63.7%	72.4%	63.9%
Gross profit	25.7%	36.3%	27.6%	36.1%
Selling, general and administrative	37.0%	26.9%	33.3%	26.6%
Long-lived asset impairments	5.9%	—%	21.8%	—%
Loss on net asset exchange for the formation of the joint ventures	—%	(0.2)%	(0.2)%	(1.9)%
Other income, net	(0.2)%	(0.1)%	(0.2)%	(0.1)%
Total operating expenses	117.0%	90.2%	127.1%	88.5%
Operating income:
U.S. and Canada (*)	(6.6)%	10.3%	(20.8)%	10.5%
International (*)	28.4%	36.5%	(14.6)%	35.2%
Manufacturing / Wholesale (*)	46.7%	65.5%	46.7%	31.0%
Unallocated corporate costs and other
Corporate costs	(15.7)%	(4.7)%	(9.6)%	(4.7)%
Loss on net asset exchange for the formation of the joint ventures	—%	(0.3)%	(0.2)%	(1.9)%
Other	—%	—%	0.3%	—%
Subtotal unallocated corporate, loss on net asset exchange and other costs	(15.7)%	(5.0)%	(9.5)%	(6.6)%
Total operating (loss) income	(17.0)%	9.1%	(27.5)%	7.7%
Interest expense, net	6.4%	4.7%	8.5%	5.3%
Reorganization items	4.5%	—%	1.9%	—%
Gain on purchase of convertible debt	—%	(0.6)%	—%	(0.3)%
Loss on forward contracts for the issuance of convertible preferred stock	—%	—%	—%	1.5%
Loss before income from equity method investments and income taxes	(27.9)%	5.0%	(37.9)%	1.2%
Income tax (benefit) expense	(3.3)%	2.4%	(7.9)%	1.4%
Net loss before income from equity method investments	(24.6)%	2.6%	(30.0)%	(0.2)%
(Loss) income from equity method investments	0.3%	0.4%	(4.7)%	0.3%
Net (loss) income	(24.3)%	3.0%	(34.7)%	0.1%

(*) Calculated as a percentage of segment revenue.

The following table summarizes the number of our locations for the periods indicated:

	Six months ended June 30,
	2020	2019
U.S. & Canada
Company-owned(a):
Beginning of period balance	2,902	3,206
Openings	4	13
Acquired franchise locations(b)	5	14
Franchise conversions(c)	—	(4)
Closings (d)	(556)	(159)
End of period balance	2,355	3,070
Domestic Franchise:
Beginning of period balance	956	1,037
Openings	7	3
Acquired franchise locations(b)	(5)	(11)
Franchise conversions(c)	—	4
Closings (d)	(95)	(33)
End of period balance	863	1,000
International(e):
Beginning of period balance	1,915	1,957
Openings	22	50
Closings	(45)	(53)
China locations contributed to the China joint venture	—	(5)
End of period balance	1,892	1,949
Store-within-a-store (Rite Aid):
Beginning of period balance	1,759	2,183
Openings	32	19
Closings(f)	(165)	(201)
End of period balance	1,626	2,001
Total Locations	6,736	8,020
_______________________________________________________________________________
(a) Includes Canada.
(b) Stores that were acquired from franchisees and subsequently converted into company-owned store locations.
(c) Company-owned store locations sold to franchisees.
(d) Excludes approximately 100 of the U.S. and Canada company-owned and franchise retail temporary closed stores due to COVID-19 as of June 30, 2020.
(e) Includes franchise locations in approximately 50 countries (including distribution centers where sales are made and store-within-a-store locations) and company-owned locations in Ireland.
(f) Rite Aid store-within-a-store closings were primarily a result of the Walgreens acquisition of certain Rite Aid locations.

Comparison of the Three Months Ended June 30, 2020 (current quarter) and 2019 (prior year quarter)
Revenues
        Our consolidated net revenues decreased $190.5 million, or 35.7%, to $343.5 million for the three months ended June 30, 2020 compared with $534.0 million for the same period in 2019. The decrease in revenue was largely due to U.S. company-owned negative same store sales of 32.4% due to the COVID-19 pandemic, retail store closures associated with the store optimization program and lower Domestic and International franchise revenue.
        U.S. and Canada.  Revenues in our U.S. and Canada segment decreased $175.9 million, or 36.9%, to $300.2 million for the three months ended June 30, 2020 compared with $476.1 million in the prior year quarter. The $175.9 million decrease was primarily due to the following:
•A decrease in U.S. company-owned same store sales of 32.4%, which includes GNC.com sales, resulted in a $109.1 million decrease to revenue, of which approximately $74 million was attributable to the impact of COVID-19 temporary store closures. U.S. and Canada company-owned and franchise retail stores closures reached approximately 1,400 stores, or 40%, in April 2020 and have steadily re-opened since then. Some of these stores have been permanently closed effective in June in connection with the Chapter 11 Cases and the rejection of certain unexpired U.S and Canada company-owned and franchise leases as discussed further in Item 1. "Financial Statements," Note 3. "Reorganization and Chapter 11 Proceedings." As of June 30, we had over 100, or 4%, of the U.S. and Canada company-owned and franchise retail stores were closed due to the COVID-19 pandemic. E-commerce sales comprised 17.6% of U.S. and Canada revenue in the current quarter compared with 8.1% in the prior year quarter attributable to the impact of COVID-19 decreasing in-store purchases and driving sales online;
•The decrease in the number of corporate stores from 3,070 at June 30, 2019 to 2,355 at June 30, 2020 as a result of our store portfolio optimization strategy contributed a $3 million decrease to revenue;
•A decrease in domestic franchise revenue of $25.2 million due to a decrease in same store sales of 17.6% due to COVID-19 and decrease in number of franchise stores from 1,000 at June 30, 2019 to 863 at June 30, 2020; and
•A decrease in Canada same stores sales of 57.4% resulted in a $10.8 million decrease to revenue primarily due to COVID-19.
        International. Revenues in our International segment decreased $10.5 million, or 26.7%, to $28.9 million in the current quarter compared with $39.4 million in the prior year quarter primarily due to the outbreak of COVID-19 which caused business disruption in the International segment. Revenue from our international franchisees decreased by $14.0 million in the current quarter compared with the prior year quarter primarily due to lower sales in Hong Kong, Mexico, South Korea, UAE and Singapore as a result of the COVID-19 pandemic. Revenue from sales to the HK joint venture, primarily from wholesale sales, increased $4.5 million in the current quarter compared with the prior year quarter.
        Manufacturing / Wholesale. Revenues in our Manufacturing / Wholesale segment decreased $4.1 million, or 22.1%, to $14.4 million for the three months ended June 30, 2020 compared with $18.5 million in the prior year quarter due to decreases in wholesale partner sales. Sales to our wholesale partners decreased largely due to the expiration of the PetSmart sales agreement in the fourth quarter of 2019.
Cost of Sales and Gross Profit
        Cost of sales, which includes product costs, warehousing, distribution and occupancy costs, decreased $85.0 million to $255.3 million for the three months ended June 30, 2020 compared with $340.3 million in the prior year quarter. Gross profit decreased $105.5 million from $193.7 million in the prior year quarter to $88.2 million in the current quarter. In connection with the Chapter 11 Cases, we recorded $12.6 million in inventory reserves in which we expect vendors may withhold payment to GNC for certain allowances/credits in order to satisfy certain allowed claims that we have classified within LSTC. Excluding these reserves in the current quarter, gross profit as a percentage of revenue was 29.4% for the three months ended June 30, 2020 compared with 36.3% in the prior year quarter. The decrease in gross profit rate was primarily due to deleverage in occupancy expense associated with lower sales.

Selling, General and Administrative (“SG&A”) Expense
        SG&A expense, including compensation and related benefits, advertising and other expenses, decreased $16.7 million, or 11.6%, from $143.8 million in the prior year quarter to $127.1 million in the current quarter. SG&A expense, as a percentage of revenue, was 37.0% and 26.9% for the three months ended June 30, 2020 and 2019, respectively.
        During the three months ended June 30, 2020, we recorded $34.2 million for restructuring costs in connection with the filing of the Chapter 11 Cases ($28.0 million of restructuring professional fees, and $6.2 million write-off of debt refinancing fees) and $1.5 million in certain other expenses as detained within the table "Reconciliation of Net Loss and Diluted EPS to Adjusted Net (Loss) Income and Adjusted Diluted EPS" above. During the three months ended June 30, 2019, we recognized $0.8 million related to a retention program adopted in the first quarter of 2018 to retain senior executives and certain other key personnel who are critical to the execution and success of our strategy which vested in four installments of 25% each over two years through February 2020.
        Excluding the impact of these items, SG&A expense decreased $51.5 million in the current quarter compared with the prior year quarter, and, as a percentage of revenue, was 26.6% and 26.8% for the three months ended June 30, 2020 and 2019, respectively. The decrease in SG&A expense was primarily due to lower salaries and benefits associated with the store portfolio optimization, corporate incentive and cost saving initiatives.
Long-lived Asset Impairments and Other Store Closing Costs
We recorded $20.2 million of long-lived asset impairments as a result of the liquidation sales and planned store closures during the Chapter 11 Cases, of which $18.2 million related to right-of use asset impairments and $2.0 million related to property and equipment impairment.
Refer to Item 1. "Financial Statements," Note 6. "Property, Plant and Equipment, Net" for more information.
Other Income, net
        Other income, net, of $0.6 million in the current quarter was primarily related to was a result of foreign currency gains. Other income, net, of $0.6 million in the prior year quarter included foreign currency gains and refranchising gains.
Operating Income
        As a result of the foregoing, consolidated operating loss was $58.5 million for the three months ended June 30, 2020 compared with operating income of $48.7 million in the prior year quarter. Operating loss in the current quarter was significantly impacted by restructuring fees of $34.2 million and inventory reserves of $12.6 million.
        U.S. and Canada. Operating loss was $19.7 million for the three months ended June 30, 2020 compared with operating income of $49.2 million for the same period in 2019. Operating loss in the current quarter included $20.2 million of long-lived asset impairments, $12.6 million for inventory reserves and $1.2 million in severance expense. Excluding these items and immaterial gains on refranchising in the prior year quarter, operating income was $14.1 million, or 4.7% of segment revenue, in the current quarter compared with $48.8 million, or 10.3% of segment revenue, in the prior year quarter. The decrease in operating income percentage in the current quarter compared to the prior year quarter was primarily due to occupancy, salaries and benefits and other SG&A deleverage in connection with the decrease in sales.
        International. Operating income was $8.2 million for the three months ended June 30, 2020. Operating income was 28.4% of segment revenue, compared with $14.1 million, or 36.2% of segment revenue, for the same period in 2019. The decrease in operating income percentage was primarily due to a lower margin rate as a result of a change in revenue mix within the segment driven by lower international franchise wholesale sales and higher wholesale sales to the HK JV.
        Manufacturing / Wholesale. Operating income decreased $5.4 million, or 44.5%, to $6.7 million for the three months ended June 30, 2020 compared with $12.1 million in the prior year quarter.  Operating income as a percentage of segment revenue decreased from 65.5% in the prior year quarter to 46.7% in the current quarter. Prior year operating income margins were positively impacted as the Manufacturing / Wholesale segment recognized profit margin that resulted from maintaining consistent pricing to what was charged to our other operating segments prior to the inception of the Manufacturing JV. A decrease in revenue for our other operating segments in the current quarter has resulted in a decrease in the profit margin recognized compared to the prior year quarter.
        Corporate Costs. Corporate costs increased $28.7 million to $53.8 million for the three months ended June 30, 2020 compared with $25.1 million in the prior year quarter attributed primarily to restructuring fees of $34.2 million, and certain other expenses of $1.5 million as explained above. Additionally, the prior year quarter included retention expense $0.8 million. Excluding these expenses, corporate costs decreased $1.5 million in the current quarter compared with the prior year quarter.
Interest Expense, net
        Interest expense was $22.1 million for the three months ended June 30, 2020 compared with $25.0 million for the three months ended June 30, 2019 primarily due to the reduction in long-term debt. Refer to Item 1. "Financial Statements," Note 8. "Debt / Interest Expense" for more information.
Gain on Convertible Debt Repurchase
In the second quarter of 2019, we repurchased $29.5 million in aggregate principal amount of the Notes for $24.7 million in cash. The convertible debt repurchase resulted in a gain of $3.2 million, which included the unamortized conversion feature of $1.3 million and unamortized discount of $0.2 million in the second quarter of 2019. Refer to Item 1. "Financial Statements," Note 8. "Debt / Interest Expense" for more information.
Income Tax (Benefit) Expense
        We recognized $11.4 million of income tax benefit during the three months ended June 30, 2020 compared with $13.0 million of income tax expense for the same period in 2019. Our 2020 annual effective tax rate was impacted by a partial valuation allowance for attributes expected to be generated in 2020 that may not be realizable, the other-than-temporary impairment of the Manufacturing JV, and the benefit of the federal tax rate differential related to federal net operating losses generated during the current year that are expected to be carried back to prior years at a 35% rate. The 2019 effective tax rate was significantly impacted by a gain for tax purposes resulting from the transfer of the Nutra manufacturing net assets to the Manufacturing JV and the establishment of a partial valuation allowance for attributes generated in the 2019 year that may not be realizable.
Income from Equity Method Investments
        We recognized earnings of $0.9 million from equity method investments during the three months ended June 30, 2020 compared with income from equity method investments of $2.1 million in the prior year quarter. Refer to Item 1. "Financial Statements," Note 9. "Equity Method Investments" for more information.
Net Loss
        As a result of the foregoing, consolidated net loss was $83.7 million for the three months ended June 30, 2020 compared with net income of $16.1 million for the same period in 2019. Excluding certain expenses as reconciled in the table above, under the caption "Reconciliation of Net Loss and Diluted EPS to Adjusted Net (Loss) Income and Adjusted Diluted EPS," adjusted net loss was $26.2 million for the current quarter compared with adjusted net income of $18.3 million for the same period in 2019.
Diluted Loss Per Share
        Diluted loss per share was $1.06 for the three months ended June 30, 2020 compared with diluted earnings per share of $0.11 for the same period in 2019. Excluding certain expenses as reconciled in the table above, under the caption "Reconciliation of Net Income and Diluted EPS to Adjusted Net (Loss) Income and Adjusted Diluted EPS," adjusted diluted loss per share was $0.38 for the current quarter compared with diluted earnings per share of $0.13 for the same period in 2019.

Comparison of the Six Months Ended June 30, 2020 (current year period) and 2019 (prior year period)
Revenues
        Our consolidated net revenues decreased $282.7 million, or 25.7%, to $816.1 million for the six months ended June 30, 2020 compared with $1,098.8 million for the same period in 2019. The decrease in revenue was largely due to U.S. company-owned negative same store sales of 20.9% due to the COVID-19 pandemic, the closure of company-owned stores under our ongoing store portfolio optimization strategy, lower Domestic franchise revenue, the transfer of the Nutra manufacturing to the Manufacturing JV in the first quarter of 2019 and lower International franchise revenue.
        U.S. and Canada.  Revenues in our U.S. and Canada segment decreased $240.8 million, or 25.0%, to $724.4 million for the six months ended June 30, 2020 compared with $965.2 million in the prior year period. The $240.8 million decrease was primarily due to the following:
•A decrease in U.S. company-owned same store sales of 20.9%, which includes GNC.com sales, resulted in a $145.0 million decrease to revenue, of which approximately $98.9 million was attributable to the impact of COVID-19 temporary store closures. U.S. and Canada company-owned and franchise retail stores closures reached approximately 1,400 stores, or 40%, in April 2020 and have steadily re-opened since then. Some of these stores have been permanently closed effective in June in connection with the Chapter 11 Cases and the rejection of certain unexpired U.S and Canada company-owned and franchise leases as discussed further in Item 1. "Financial Statements," Note 3. "Reorganization and Chapter 11 Proceedings." As of June 30, we had over 100, or 4%, of the U.S. and Canada company-owned and franchise retail stores were closed due to the COVID-19 pandemic. E-commerce sales comprised 13.5% of U.S. and Canada revenue in the current quarter compared with 7.7% in the prior year quarter attributable to the impact of COVID-19 decreasing in-store purchases and driving sales online;
•The decrease in the number of corporate stores from 3,070 at June 30, 2019 to 2,355 at June 30, 2020 as a result of our store portfolio optimization strategy contributed a $48.8 million decrease to revenue;
•A decrease in domestic franchise revenue of $33.5 million due to a decrease in same store sales of 13.8% and decrease in number of franchise stores from 1,000 at June 30, 2019 to 863 at June 30, 2020; and
•A decrease in Canada same stores sales of 32.9% resulted in a $13.3 million decrease to revenue.
        International. Revenues in our International segment decreased $17.9 million, or 22.3%, to $62.5 million in the six months ended June 30, 2020 compared with $80.4 million in the prior year period primarily due to the outbreak of COVID-19 which caused business disruption in the International segment beginning in January 2020. Revenue from our international franchisees decreased by $20.5 million in the current year period compared with the prior year period primarily due to lower sales in the Hong Kong, South Korea, Mexico, Singapore, UAE and Philippines as a result of the COVID-19 pandemic. Revenue from sales to the HK joint venture, primarily from wholesale sales, increased $6.1 million in the current quarter compared with the prior year quarter.
        Manufacturing / Wholesale. Revenues in our Manufacturing / Wholesale segment, excluding intersegment sales, decreased $23.9 million, or 45.0%, to $29.3 million for the six months ended June 30, 2020 compared with $53.2 million in the prior year period primarily due to the transfer of the Nutra manufacturing business to the Manufacturing JV. Sales to our wholesale partners decreased $8.1 million, or 21.8%, from $37.4 million in the prior year period to $29.3 million in the current year period largely due to expiration of the PetSmart agreement in the fourth quarter of 2019 and closures of our Rite Aid store-within-a-store as a result of Walgreens' acquisition of certain Rite Aid locations. There were no intersegment sales in the current year period due to the transfer of the Nutra manufacturing business to the Manufacturing JV in March 2019, compared to $35.5 million in the prior year period.
Cost of Sales and Gross Profit
        Cost of sales, which includes product costs, warehousing, distribution and occupancy costs, decreased $110.7 million to $591.2 million for the six months ended June 30, 2020 compared with $701.9 million in the prior year period. Gross profit decreased $171.9 million from $396.8 million in the prior year period to $224.9 million in the current year period. Based on the estimated adverse impact from the COVID-19 pandemic and Chapter 11 Cases in which we expect vendors may withhold payment to GNC for certain allowances/credits in order to satisfy certain allowed claims that we have classified within LSTC, we recorded $35.4 million in reserves related to inventory obsolescence and vendor allowances in the current year period. Excluding these expenses in the current quarter, gross profit as a percentage of revenue was 31.9% for the six months ended June 30, 2020 compared with 36.1% in the prior year quarter. The decrease in gross profit rate was primarily due to deleverage in occupancy expense associated with lower sales.
Selling, General and Administrative Expense
        SG&A expense, including compensation and related benefits, advertising and other expenses, decreased $20.4 million, or 7.0%, from $292.1 million in the prior year period to $271.7 million in the current year period. SG&A expense, as a percentage of revenue, was 33.3% and 26.6% for the six months ended June 30, 2020 and 2019, respectively.
During the six months ended June 30, 2020, we recognized $34.2 million for restructuring costs in connection with the filing of the Chapter 11 Cases ($28.0 million of restructuring professional fees, and $6.2 million write-off of debt refinancing fees), $8.7 million allowance for credit losses for certain vendors and franchisees in connection with the adverse impact from COVID-19, $2.5 million in certain other expenses as detained within the table "Reconciliation of Net Loss and Diluted EPS to Adjusted Net (Loss) Income and Adjusted Diluted EPS" above. During the six months ended June 30, 2019, we recognized $1.6 million related to a retention program adopted in the first quarter of 2018 to retain senior executives and certain other key personnel who are critical to the execution and success of our strategy which vested in four installments of 25% each over two years through February 2020.
        Excluding the impact of these items, SG&A expense decreased $64.6 million in the current quarter compared with the prior year quarter, and, as a percentage of revenue, was 27.7% and 26.4% for the six months ended June 30, 2020 and 2019, respectively. The decrease in SG&A expense was primarily due to lower salaries and benefits associated with the store portfolio optimization, corporate incentive and cost saving initiatives.
Long-lived Asset Impairments and Other Store Closing Costs
We recorded $177.7 million long-lived asset impairments and other store closing costs, consisting of $111.7 million related to brand name (of which $88.6 million was allocated to the U.S. and Canada segment and the remaining was allocated to the International segment), $60.5 million related to long-lived assets and other store closing costs, and $5.5 million related to goodwill impairment for The Health Store reporting unit within the International segment.
Refer to Item 1. "Financial Statements," Note 6. "Property, Plant and Equipment, Net" and Note 7. "Goodwill and Intangible Assets" for more information.
Other Income, net
        Other income, net, of $1.5 million in the current year period included a $2.1 million gain from the sale of our owned location in Boston, MA, offset by a $0.6 million foreign currency loss. Other income, net, of $0.8 million in the prior year period included foreign currency gains and refranchising gains.
Operating Income
        As a result of the foregoing, consolidated operating loss was $224.6 million for the six months ended June 30, 2020 compared with operating income of $84.2 million in the prior year period. Operating loss in the current year period was significantly impacted $177.7 million long-lived asset impairment and other store closing charges, $35.4 million reserves related to inventory obsolescence and vendor allowance, $34.2 million in prepetition restructuring fees and $8.7 million allowance for credit losses in connection with the current and estimated adverse impacts from the COVID-19 pandemic and certain other expenses as detailed within the table "Reconciliation of Net Loss and Diluted EPS to Adjusted Net (Loss) Income and Adjusted Diluted EPS" above.
        U.S. and Canada. Operating loss was $150.9 million for the six months ended June 30, 2020 compared with operating income of $101.3 million for the same period in 2019. Operating loss in the current year period included $88.6 million non-cash brand impairment and $60.5 million of long-lived asset store impairment charges and other store closing costs. In addition, as mentioned above, in connection with adverse impacts from the COVID-19 pandemic and Chapter 11 Cases, we recorded $35.4 million inventory and vendor reserves, $8.7 million allowances for credit losses, and $0.7 million in certain other expenses detailed within table "Reconciliation of Net Loss and Diluted EPS to Adjusted Net (Loss) Income and Adjusted Diluted EPS" above. Excluding these items and immaterial gains on refranchising in the prior year period, operating income was $43.2 million, or 6.0% of segment revenue, in the current year period compared with $100.9 million, or 10.5% of segment revenue, in the prior year period. The decrease in operating income percentage in the current period compared to the prior year period was primarily due to occupancy, salaries and benefits and other SG&A deleverage in connection with the decrease in sales.
        International. Operating loss was $9.2 million for the six months ended June 30, 2020. Excluding non-cash brand impairment of $23.1 million and goodwill impairment of $5.5 million in the current year period, operating income was $19.4 million, or 31.1% of segment revenue, compared with $28.3 million, or 35.2% of segment revenue, for the same period in 2019. The decrease in operating income percentage was primarily due to a lower margin rate driven by a change in revenue mix within the segment as a result of the transfer of the China business to the joint ventures effective February 13, 2019.
        Manufacturing / Wholesale. Operating income decreased $13.8 million, or 50.3%, to $13.7 million for the six months ended June 30, 2020 compared with $27.5 million in the prior year period.  Operating income as a percentage of segment revenue increased from 31.0% in the prior year period to 46.7% in the current year period. Revenue decreased as a result of the transfer of the Nutra manufacturing business to the Manufacturing JV as described above. However, operating income margins were positively impacted as the Manufacturing / Wholesale segment recognized profit margin that resulted from maintaining consistent pricing to what was charged to our other operating segments prior to the inception of the Manufacturing JV.
        Corporate Costs. Corporate costs increased $27.3 million to $78.6 million for the six months ended June 30, 2020 compared with $51.3 million in the prior year period attributable primarily to restructuring fees of $34.2 million, and $1.7 million in certain other expenses as discussed above. Additionally, as explained above, the prior year period included retention expense $1.6 million. Excluding these expenses, corporate costs decreased $5.4 million in the current year period compared with the prior year period.
Loss on Net Asset Exchange for the Formation of the Joint Ventures. During the first six months of 2020, we recognized a $1.7 million purchase price adjustment related to the Harbin transaction. During the first six months of 2019, we recognized a pre-tax loss of $21.3 million related to the contribution of our China business to the HK JV and China JV and the contribution of our Nutra manufacturing and Anderson facility net assets to the Manufacturing JV. Refer to Item 1. "Financial Statements," Note 9. "Equity Method Investment" for more information.
Interest Expense, net
        Interest expense was $69.5 million for the six months ended June 30, 2020 compared with $57.9 million for the six months ended June 30, 2019. The increase was primarily due to $12.4 million accelerated amortization of the discounts and deferred financing fees in connection with the accelerated maturity date for the Tranche B-2, FILO Term Loan and the Revolving Credit Facility and $10.8 million expense recognized for the amount previously deferred within accumulated other comprehensive loss related to the interest rate swap cash flow hedges being deemed ineffective as of June 30, 2020, partially offset by lower interest expense as a result of the reduction in long-term debt. Refer to Note 8. "Debt / Interest Expense" for more information.
Gains on Convertible Debt Repurchase
In the second quarter of 2019, we repurchased $29.5 million in aggregate principal amount of the Notes for $24.7 million in cash. The convertible debt repurchase resulted in a gain of $3.2 million in the six months ended June 30, 2019, which included the unamortized conversion feature of $1.3 million and unamortized discount of $0.2 million. Refer to Item 1. "Financial Statements," Note 8. "Debt / Interest Expense" for more information.
Loss on Forward Contracts for the Issuance of Convertible Preferred Stock
A loss of $16.8 million was recorded in the six months ended June 30, 2019 for the change in fair value of the forward contracts related to the issuance of convertible preferred stock. There was no such loss incurred in the current period. Refer to Item 1. "Financial Statements," Note 12. "Mezzanine Equity" for more information.
Income Tax (Benefit) Expense
        We recognized $64.4 million of income tax benefit during the six months ended June 30, 2020 compared with $15.0 million of income tax expense for the same period in 2019. Our 2020 annual effective tax rate was impacted by a partial valuation allowance for attributes expected to be generated in 2020 that may not be realizable, the other-than-temporary impairment of the Manufacturing JV, and the benefit of the federal tax rate differential related to federal net operating losses generated during the current year that are expected to be carried back to prior years at a 35% rate. The 2019 effective tax rate was significantly impacted by a gain for tax purposes resulting from the transfer of the Nutra manufacturing net assets to the Manufacturing JV and the establishment of a partial valuation allowance for attributes generated in the 2019 year that may not be realizable.

(Loss) Income from Equity Method Investments
        We recognized a loss of $38.7 million from equity method investments during the six months ended June 30, 2020 compared with income from equity method investments of $3.1 million in the prior year period. During the first six months of 2020, the loss from equity method investments included a $35.8 million other-than-temporary impairment for the Manufacturing JV as the estimated fair value of the equity method investment in the Manufacturing JV was less than its carrying value, a $3.1 million loss in connection with IVC's first subsequent purchase of the Manufacturing JV. Refer to Item 1. "Financial Statements," Note 9. "Equity Method Investments" for more information.
Net Loss
        As a result of the foregoing, consolidated net loss was $283.8 million for the six months ended June 30, 2020 compared with net income of $0.8 million for the same period in 2019. Excluding certain expenses as reconciled in the table above, under the caption "Reconciliation of Net Loss and Diluted EPS to Adjusted Net (Loss) Income and Adjusted Diluted EPS," adjusted net loss was $37.2 million for the current year period compared with adjusted net income of $37.3 million for the same period in 2019.
Diluted Loss Per Share
        Diluted loss per share was $3.51 for the six months ended June 30, 2020 compared with diluted loss per share of $0.09 for the same period in 2019. The diluted loss per share included cumulative undeclared dividends of $10.5 million and $8.7 million, respectively, for the current and prior year quarters. Excluding certain expenses as reconciled in the table above, under the caption "Reconciliation of Net Income and Diluted EPS to Adjusted Net (Loss) Income and Adjusted Diluted EPS," adjusted diluted loss per share was $0.57 for the current year period compared with diluted earnings per share of $0.28 for the same period in 2019.

Liquidity and Capital Resources
Our commencement of the Chapter 11 Cases constituted a default under certain of its debt instruments that accelerated our obligations under the Amended and Restated Term Loan Agreement, ABL Credit Agreement and the Indenture. Under the Bankruptcy Code, holders of the Tranche B-2 Term Notes and FILO Term Loan are stayed from taking any action against us as a result of this event of default.
On June 24, 2020 we entered into senior secured super-priority debtor-in-possession ("DIP") financing consisting of $100 million of new cash (the "New Money DIP") and $100 million of principal rolled up from the Tranche B-2 Term Loans (the "Rollup Term Loans"). Of the New Money DIP, we borrowed $30 million, of which $15.7 million was deposited in escrow as restricted cash. We also entered into senior secured super-priority DIP financing consisting of a refinancing of $275 million of FILO Term Loans converted into DIP financing (the "DIP ABL FILO Facility"). No amounts were outstanding on the DIP ABL FILO Facility as of June 30, 2020.
The Chapter 11 Cases and adverse impacts from COVID-19 have deteriorated our operational results and cash flows and may continue to do so in the future. We have continued to experience negative same store sales and declining gross profit. We have closed underperforming stores under its store optimization strategy and implemented cost reduction measures to help mitigate the effect of these declines and improve its financial position and liquidity. These factors raise substantial doubt about our ability to continue as a going concern. The accompanying Consolidated Financial Statements have been prepared in conformity with accounting principles accepted in the United States of America which contemplate the our continuation as a going concern.

In order to decrease our level of indebtedness and maintain our liquidity at levels sufficient to meet its commitments, we have undertaken a number of actions, including closing stores and further reducing its recurring operating expenses. We believe that even after taking these actions, it did not have sufficient liquidity to satisfy its debt service obligations, meet other financial obligations, comply with its debt covenants, and execute its business plan. As a result, the Debtors filed petitions for reorganization under Chapter 11 of the Bankruptcy Code.
Cash (Used in) Provided by Operating Activities
        Cash used in operating activities was $3.4 million for the six months ended June 30, 2020 compared with cash provided by operating activities of $65.3 million for the six months ended June 30, 2019. The decrease in cash from operating activities was driven by a decrease in operating income, as discussed above, and unfavorable working capital changes.

Cash Provided by Investing Activities
        Cash used in investing activities was $0.6 million for the six months ended June 30, 2020 compared with cash provided by $83.0 million for the same period in 2019.
During the six months ended June 30, 2020, we received $15.6 million from IVC in connection with the subsequent purchase of the ownership of the Manufacturing JV in the first quarter of 2020, which resulted in a pre-tax loss of $3.1 million on net asset exchange calculated based on the difference between the cash receipt and the purchase price of $18.8 million. In connection with the closing of the debtor-in-possession financing, we agreed to settle and terminate the outstanding swap agreements on June 29, 2020 for $9.8 million, of which $9.0 million was classified as an investing activity. Additionally, we deconsolidated GNC Canada effective as of the Canadian Petition Date including cash of $4.3 million.
In the prior year, we received $101.0 million cash proceeds from IVC in exchange for IVC's 57% of ownership of the Manufacturing JV. In addition, in 2019 we made a capital contribution of $10.7 million to the Manufacturing JV for our share of short-term working capital needs and contributed cash of $2.4 million from our China business to the HK JV and China JV. Capital expenditures for the six months ended June 30, 2020 were $6.0 million compared with $6.5 million for the same period in 2019.
Cash Used in Financing Activities
        For the six months ended June 30, 2020, cash used in financing activities was $15.0 million, primarily consisting of $37.6 million in payments on the Tranche B-2 Term Loan utilizing proceeds from IVC's purchase of equity interest in the Manufacturing JV during the first quarter of 2020, partially offset by $22.7 million ($30.0 million net of $7.3 million in fees) provided by the debtor-in-possession financing.
        For the six months ended June 30, 2019, cash used in financing activities was $119.3 million, primarily consisting of $147.3 million in payments on the Tranche B-1 Term Loan, $114.0 million in payments on the Tranche B-2 Term Loan, $12.8 million fees associated with the issuance of Convertible Preferred Stock and a $10.4 million original issuance discount ("OID") paid to the Tranche B-2 Term Loan lender at 2% of the outstanding balance, partially offset by approximately $200 million of proceeds from the issuance of the Convertible Preferred Stock.
Contractual Obligations
Our contractual obligations consist mainly of payments related to Long-term debt and related interest, operating leases related to real estate used in the operation of our business and product purchase commitments. Due to the uncertain of timing of the Chapter 11 Cases, we cannot reasonably estimate the maturities of our prepetition and post-petition debt and interest or our obligations under lease agreements.
Critical Accounting Estimates
        There have been no material changes to the application of critical accounting policies and significant judgments and estimates as disclosed in our 2019 10-K. As described in Item 1. "Financial Statements," Note 6. "Property, Plant and Equipment, Net," Note 7. "Goodwill and Other Long-lived Assets," and Note 9. "Equity Method Investment," we recorded $177.7 million in long-lived asset impairment and other store closing costs and $35.8 million other-than-temporary impairment for the Manufacturing JV. The calculation of these charges required the use of judgment and estimates that involve inherent uncertainties.
Recent Accounting Pronouncements
        Refer to Note 2. "Basis of Presentation," which is incorporated herein by reference.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
        The following changes have occurred with respect to our exposure to market risk since December 31, 2019:
Interest Rate Exposure
The Term Loan Facility and the asset-based Revolving Credit Facility are subject to changing interest rates. Effective as of the Petition Date, we ceased recording interest expense on outstanding prepetition debt subject to compromise, which reduced our interest rate exposure.

On June 13, 2018, we entered into two interest rate swaps in an effort to manage interest rate exposure. As of March 31, 2020, our expectation was that it could not reduce the outstanding balance on the Notes to below $50 million before the Springing Maturity date, which would result in acceleration of the maturity date of the Tranche B-2 and the FILO Term Loan. As such, we deemed the cash flow hedges as ineffective as the forecasted hedging transactions were not expected to occur by the end of the originally specified time period. In connection with the Chapter 11 Cases, we entered into debtor-in-possession financing and agreed to settle and terminate the outstanding swap agreements on June 29, 2020.
For discussion of our exposure to market risk, refer to Part II, Item 7A "Quantitative and Qualitative Disclosures About Market Risk" of our 2019 Form 10-K.

Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
        Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act has been appropriately recorded, processed, summarized and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our CEO and CFO have concluded that, as of June 30, 2020, our disclosure controls and procedures are effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
        There are no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ending June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings
On June 23, 2020, the Debtors filed the Chapter 11 Cases seeking relief under the Bankruptcy Code. The commencement of the Chapter 11 Cases automatically stayed all of the proceedings and actions against the Debtors. See Note 3. "Reorganization and Chapter 11 Proceedings" for a description of the Chapter 11 Cases.
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

        DMAA/Aegeline Claims.   As disclosed in prior Annual Reports on Form 10-K and Quarterly Reports on Forms 10-Q, prior to December 2013, we sold products manufactured by third parties that contained derivatives from geranium known as 1.3-dimethylpentylamine/ dimethylamylamine/ 13-dimethylamylamine, or "DMAA," which were recalled from our stores in November 2013, and/or Aegeline, a compound extracted from bael trees. As of June 30, 2020, individuals (on their own behalf or on behalf of minors or estates) have filed 27 personal injury lawsuits involving products containing DMAA and/or Aegeline, where we (or one of our wholly-owned subsidiaries) along with the third-party vendor, have been named as parties:
•Case No. 140502403, filed May 20, 2014 in Common Pleas Court of Philadelphia County, Pennsylvania
•Case No. 15-1-0847-05, filed May 1, 2015, in the first Circuit Court, State of Hawaii
•Cases filed in the District Court for the District of Hawaii as follows:

- Case No. 3-00639 DMK, filed November 21, 2013
- Case No. CV 14-00030, filed January 23, 2013
- Case No. CV 14-00032, filed January 23, 2014
- Case No. 14-cv-00364 filed October 24, 2014
- Case No. CV14-00366 filed August 15, 2014
- Case No. CV-15-00228, filed June 17, 2016
- Case No. CV14-00363, filed August 15, 2014
- Case No. CV 14-00031, filed January 23, 2014
- Case No. CV14-00029, filed January 23, 2014
- Case No. CV14-00365 filed October 24, 2014
- Case No. 14-cv-00367 filed October 24, 2014
•Cases filed in the Superior Court of California as follows:
◦Orange County:

- Case No. 2014-00740258 filed August 18, 2014
- Case No. 30-2015-00783256-CU-PL-CXC, filed April 16, 2015
- Case No. 30-2015-00776749, filed March 12, 2015
◦San Diego County:

- Case No. 37-2015-00008404, filed March 13, 2015
- Case No. 37-2013-00074052-CU-PL-CTL, filed November 1, 2013
- Case No. 37-2014-110924, filed September 8, 2014
Los Angeles County:
◦Los Angeles County:

- Case No. BC559542, filed October 6, 2014
- Case No. BC575262, filed March 13, 2015
- Case No. BC575264, filed March 13, 2015
- Case No. BC534065, filed January 23, 2014
◦Monterey County:

- Case No. M131321, filed March 13, 2015
- Case No. M131322, filed March 13, 2015
◦Santa Clara County:

- Case No. 115CV78045, filed March 13, 2015
- Case No. CV-14-0037, filed January 24, 2014
        On July 22, 2020, all matters pending in the United States District Court for the District of Hawaii were dismissed. The remaining matters are currently stayed pending final resolution.

        We are contractually entitled to indemnification by our third-party vendor with regard to these matters, although our ability to obtain full recovery in respect of any such claims against us is dependent upon the creditworthiness of our vendor and/or its insurance coverage and the absence of any significant defenses available to its insurer.
        Other Legal Proceedings.    For additional information regarding certain legal proceedings to which we are a party, see Item 1. "Financial Statements" Note 11. "Contingencies."

Item 1A.   Risk Factors
        Other than as set forth below, there have been no material changes to the disclosures relating to this item from those set forth under Part I, Item 1A “Risk Factors” in the 2019 10-K:
We are subject to risks and uncertainties associated with our Chapter 11 Cases.

As previously reported on June 23, 2020, the Debtors filed voluntary petitions commencing the Chapter 11 Cases under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The Debtors continue to operate their business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

Pursuant to the Restructuring Support Agreement (substantially in the form attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 24, 2020, the “RSA”), the Debtors are pursuing on a parallel path basis (1) a standalone plan of reorganization (the “Plan”) and (2) a sale of the business of the Debtors pursuant to Section 363 of the Bankruptcy Code and based on a potential stalking horse bid from Harbin Buyer and/or other co-investors and/or their respective designees on terms and in accordance with documentation acceptable to the Consenting Creditors (as defined in the RSA) (the highest and best sale offer pursuant to this sale process, the “Sale”). A summary of certain material terms in the RSA was disclosed in the Company’s Current Report on Form 8-K filed on June 24, 2020, which description is incorporated by referenced herein.

In 2019, we engaged financial and legal advisors to assist us in, among other things, analyzing various strategic alternatives to address our liquidity and capital structure, including strategic and refinancing alternatives to restructure our indebtedness in private transactions. These restructuring efforts led to the execution of the RSA and commencement of the Chapter 11 Cases in the Bankruptcy Court on June 23, 2020.

The Chapter 11 Cases could have a material adverse effect on our business, financial condition, results of operations and liquidity. So long as the Chapter 11 Cases continue, our senior management may be required to spend a significant amount of time and effort dealing with the reorganization instead of focusing on our business operations. Bankruptcy Court protection also may make it more difficult to retain management and the key personnel necessary to the success and growth of our business. In addition, during the period of time we are involved in the Chapter 11 Cases, our customers and suppliers may lose confidence in our ability to reorganize our business successfully and may seek to establish alternative commercial relationships.

Other significant risks include or relate to the following:

•our ability to obtain the Bankruptcy Court’s approval with respect to motions or other requests made to the Bankruptcy Court in the Chapter 11 Cases, including maintaining strategic control as debtors-in-possession;
•our ability to consummate either the Plan or the Sale;
•the effects of the filing of the Chapter 11 Cases on our business and the interest of various constituents, including our stockholders;
•the high costs of Chapter 11 Cases and related fees;
•our ability to maintain relationships with suppliers, customers, employees and other third parties as a result of the Chapter 11 Cases;
•Bankruptcy Court rulings in the Chapter 11 Cases as well as the outcome of all other pending litigation and the outcome of the Chapter 11 Cases in general;
•the length of time that we will operate with Chapter 11 protection and the continued availability of operating capital during the pendency of the proceedings;

•third-party motions in the Chapter 11 Cases, which may interfere with our ability to consummate either the Plan or the Sale;
•the potential adverse effects of the Chapter 11 Cases on our liquidity and results of operations; and
•our ability to continue as a going concern.

Because of the risks and uncertainties associated with the Chapter 11 Cases, we may not be able to accurately predict or quantify the ultimate impact the Chapter 11 Cases may have on our business, cash flows, liquidity, financial condition and results of operations, nor can we accurately predict the ultimate impact the Chapter 11 Cases may have on our corporate or capital structure.

Delays in the Chapter 11 Cases may increase the risks of our being unable to consummate either the Plan or the Sale and increase our costs associated with the Chapter 11 Cases.

The RSA contemplates the consummation of the Plan (or the Sale, if it can be consummated on terms and in accordance with documentation acceptable to the Consenting Creditors (as defined in the RSA)), but there can be no assurance that we will be able to consummate either the Plan or the Sale. A prolonged Chapter 11 proceeding could adversely affect our relationships with customers, suppliers and employees, among other parties, which in turn could adversely affect our business, competitive position, financial condition, liquidity and results of operations and our ability to continue as a going concern. A weakening of our financial condition, liquidity and results of operations could adversely affect our ability to implement either the Plan or the Sale (or any other plan of reorganization). If we are unable to consummate either the Plan or the Sale, we may be forced to liquidate our assets.

The RSA is subject to significant conditions and milestones that may be difficult for us to satisfy.

There are certain material conditions we must satisfy under the RSA, including the timely satisfaction of milestones in the Chapter 11 Cases, which include the consummation of either the Plan or the Sale. Our ability to timely complete such milestones is subject to risks and uncertainties, many of which are beyond our control.

If the RSA is terminated, our ability to confirm and consummate either the Plan or the Sale could be materially and adversely affected.

The RSA contains a number of termination events, upon the occurrence of which certain parties to the RSA may terminate the agreement. If the RSA is terminated as to all parties thereto, each of the parties thereto will be released from its obligations in accordance with the terms of the RSA. Such termination may result in the loss of support for the Plan and/or the Sale by the parties to the RSA, which could adversely affect our ability to confirm and consummate the Plan or the Sale. If neither the Plan nor the Sale is consummated, there can be no assurance that the Chapter 11 Cases would not be converted to Chapter 7 liquidation cases or that any new plan would be as favorable to holders of claims against the Debtors as contemplated by the RSA.

Even if the Plan or the Sale is consummated, we may not be able to achieve our stated goals and there is substantial doubt regarding our ability to continue as a going concern.

Even if the Plan or Sale or any other Chapter 11 plan of reorganization is consummated, we may continue to face a number of risks, such as changes in economic conditions, changes in our industry, changes in demand for our services and increasing expenses. Some of these risks become more acute when a case under the Bankruptcy Code continues for a protracted period without indication of how or when the case may be completed. As a result of these risks and others, we cannot guarantee that the Plan or the Sale will achieve our stated goals.

Furthermore, even if our debts are reduced or discharged through the Plan or Sale, we may need to raise additional funds through public or private debt or equity financing or other various means to fund our business after the completion of the Chapter 11 Cases. Our access to additional financing may be limited, if it is available at all. Therefore, adequate funds may not be available when needed or may not be available on favorable terms, or at all.

In certain instances, a Chapter 11 case may be converted to a case under Chapter 7 of the Bankruptcy Code.

Upon a showing of cause, the Bankruptcy Court may convert our Chapter 11 Cases to a case under Chapter 7 of the Bankruptcy Code. In such event, a Chapter 7 trustee would be appointed or elected to liquidate our assets for distribution in accordance with the priorities established by the Bankruptcy Code. We believe that liquidation under Chapter 7 would result in significantly smaller distributions being made to our creditors than those provided for in either the Plan or the Sale because of (i) the likelihood that the assets would have to be sold or otherwise disposed of in a distressed fashion over a short period of time rather than in a controlled manner and as a going concern, (ii) additional administrative expenses involved in the appointment of a Chapter 7 trustee, and (iii) additional expenses and claims, some of which would be entitled to priority, that would be generated during the liquidation and from the rejection of leases and other executory contracts in connection with a cessation of operations.

As a result of the Chapter 11 Cases, our historical financial information may not be indicative of our future performance, which may be volatile.

During the Chapter 11 Cases, we expect our financial results to continue to be volatile as restructuring activities and expenses, contract terminations and rejections, and claims assessments significantly impact our Consolidated Financial Statements. As a result, our historical financial performance is likely not indicative of our financial performance after the date of the filing of the Chapter 11 Cases. In addition, if we emerge from Chapter 11, the amounts reported in subsequent consolidated financial statements may materially change relative to our historical consolidated financial statements, including as a result of revisions to our operating plans pursuant to the Plan or the Sale (as applicable). We also may be required to adopt fresh start accounting, in which case our assets and liabilities will be recorded at fair value as of the fresh start reporting date, which may differ materially from the recorded values of assets and liabilities on our consolidated balance sheets. Our financial results after the application of fresh start accounting may be different from historical trends.

We may be subject to claims that will not be discharged in the Chapter 11 Cases, which could have a material adverse effect on our financial condition and results of operations.

The Bankruptcy Code provides that the confirmation of a plan of reorganization discharges a debtor from substantially all debts arising prior to consummation of a plan of reorganization. With few exceptions, all claims that arose prior to June 23, 2020 or before consummation of a plan of reorganization (i) would be subject to compromise and/or treatment under the plan of reorganization and/or (ii) would be discharged in accordance with the Bankruptcy Code and the terms of the plan of reorganization. Any claims not ultimately discharged pursuant to the plan of reorganization could be asserted against the reorganized entities and may have an adverse effect on our financial condition and results of operations on a post-reorganization basis.

The pursuit of the Chapter 11 Cases has consumed, and will continue to consume, a substantial portion of the time and attention of our management, which may have an adverse effect on our business and results of operations, and we may experience increased levels of employee attrition.

While the Chapter 11 Cases continue, our management will be required to spend a significant amount of time and effort focusing on the Chapter 11 Cases instead of focusing exclusively on our business operations. This diversion of attention may materially adversely affect the conduct of our business, and, as a result, our financial condition and results of operations, particularly if the Chapter 11 Cases are protracted.

Furthermore, during the pendency of the Chapter 11 Cases, we may experience increased levels of employee attrition, and our employees may face considerable distraction and uncertainty. A loss of key personnel or material erosion of employee morale could adversely affect our business and results of operations. Our ability to engage, motivate and retain key employees or take other measures intended to motivate and incentivize key employees to remain with us through the pendency of the Chapter 11 Cases is limited by restrictions on implementation of incentive programs under the Bankruptcy Code. The loss of services of members of our senior management team could impair our ability to execute our strategy and implement operational initiatives, which would be likely to have a material adverse effect on our financial condition, liquidity and results of operations. In addition, the longer the Chapter 11 Cases continue, the more likely it is that vendors and employees will lose confidence in our ability to reorganize our business successfully.

Our current operations and future growth may require significant additional capital, and the amount and terms of our indebtedness could impair our ability to fund our capital requirements. Financings under the Credit Agreements may be insufficient to fund our cash requirements through emergence from bankruptcy.

Our business requires substantial capital. We may require additional capital in the event of growth opportunities, unanticipated maintenance requirements, or significant departures from our current business plan. Additional financing may not be available on a timely basis or on terms acceptable to us and within the limitations contained in the debtor-in-possession (“DIP”) credit agreements entered into in connection with the Chapter 11 Cases (the “DIP Credit Agreements”). The terms of the DIP Credit Agreements were previously disclosed in the Company’s Current Report on Form 8-K filed on June 24, 2020, which description is incorporated herein by reference.

Failure to obtain additional financing, should the need for it develop, could impair our ability to fund capital expenditure requirements and meet debt service requirements and could have an adverse effect on our business. Further, for the duration of the Chapter 11 Cases, we will be subject to various risks, including but not limited to (i) the inability to maintain or obtain sufficient financing sources for operations or to fund the Chapter 11 Cases and meet future obligations, and (ii) increased legal and other professional costs associated with the Chapter 11 Cases and our reorganization.

If the transactions contemplated by the RSA are not completed and the effective date of the Plan or the Sale does not occur prior to the maturity of the indebtedness under the DIP Credit Agreements, we may need to refinance such indebtedness. We may not be able to obtain some or all of any such financing on acceptable terms or at all.

We may be unable to comply with restrictions imposed by the DIP Credit Agreements.

The DIP Credit Agreements impose a number of restrictions on us. For example, the DIP Credit Agreements require us to maintain minimum levels of liquidity and various financial ratios and comply with various other financial covenants. Specifically, the terms of the DIP Credit Agreements require us to comply with covenants that are customary for DIP facilities of a similar type, including, but not limited to specified restrictions on indebtedness, liens, guarantee obligations, mergers, acquisitions, consolidations, liquidations and dissolutions, sales of assets, leases, payment of dividends and other restricted payments, voluntary payments of other indebtedness, investments, loans and advances, transactions with affiliates, sale and leaseback transactions and compliance with RSA milestones. The DIP Credit Agreements also require compliance with a variance covenant that compares actual operating disbursements and receipts and capital expenditures to the budgeted amounts set forth in the DIP budgets delivered to the agent and lenders thereunder from time to time pursuant to the terms of the DIP Credit Agreements. Our ability to comply with these provisions may be affected by events beyond our control and our failure to comply could result in an event of default under the DIP Credit Agreements.

Our common stock is quoted on the OTC Pink, and thus may have a limited market and lack of liquidity.

The recent delisting of our common stock on the NYSE, as well as NYSE’s filing of Form 25-NSE with respect to our common stock on July 1, 2020 could result in significantly lower trading volumes and reduced liquidity for investors seeking to buy or sell shares of our common stock. Our common stock is currently quoted on the OTC Pink, which may have an unfavorable impact on our stock price and liquidity. The OTC Pink Marketplace is a significantly more limited market than the NYSE or The Nasdaq Stock Market. The quotation of our shares on such marketplace may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could further depress the trading price of our common stock, and could have a long-term adverse impact on our ability to raise capital in the future. There can be no assurance that there will be an active market for our shares of common stock, either now or in the future, or that stockholders will be able to liquidate their investment or liquidate it at a price that reflects the value of the business. Accordingly, we urge extreme caution with respect to existing and future investments in our equity and other securities.

We believe it is likely that our common stock will substantially decrease in value as a result of the Chapter 11 Cases.

We have a significant amount of indebtedness that is senior to our current common stock in our capital structure. Our existing common stock has substantially decreased in value leading up to and during the Chapter 11 Cases. We do not foresee a market for our existing common stock after emergence from the Chapter 11 Cases. Accordingly, any trading in our common stock during the pendency of our Chapter 11 Cases is highly speculative and poses substantial risks to purchasers of our common stock.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
We made no purchases of shares of Class A common stock for the quarter ended June 30, 2020.
In August 2015, the Board approved a $500.0 million multi-year repurchase program in addition to the $500.0 million multi-year program approved in August 2014, bringing the aggregate share repurchase program authorization to $1.0 billion of the Company’s common stock. As of June 30, 2020, the Company has utilized $802.2 million of the current repurchase program and has $197.8 million remains available for purchase under the program.

Item 3.   Defaults Upon Senior Securities
        The information set forth in Note 3 of the Notes to the Unaudited Condensed Consolidated Financial Statements included under Part 1. "Item 1. Financial Statements" of this quarterly report is incorporated into this item by reference.

Item 4.   Mine Safety Disclosures
        Not applicable.

Item 5.  Other Information
        None.

Item 6.   Exhibits

Exhibit
No.	Description
10.1	First Amendment to the Term Loan Agreement, dated as of May 15, 2020 (Incorporated by reference to Exhibit 10.1 to Holdings' Current Report on Form 8-K (File No.: 001-35113), filed May 15, 2020.)
10.2	Second Amendment to the ABL Credit Agreement, dated as of May 15, 2020 (Incorporated by reference to Exhibit 10.2 to Holdings' Current Report on Form 8-K (File No.: 001-35113), filed May 15, 2020.)
10.3	Second Amendment to the Term Loan Agreement, dated as of June 12, 2020 (Incorporated by reference to Exhibit 10.1 to Holdings' Current Report on Form 8-K (File No.: 001-35113), filed June 15, 2020.)
10.4	Third Amendment to the ABL Credit Agreement, dated as of June 12, 2020 (Incorporated by reference to Exhibit 10.2 to Holdings' Current Report on Form 8-K (File No.: 001-35113), filed June 15, 2020.)
10.5 **	Restructuring Support Agreement, dated June 23, 2020 (Incorporated by reference to Exhibit 10.1 to Holdings' Current Report on Form 8-K (File No.: 001-35113), filed June 24, 2020.)
10.6	Harbin Term Sheet (Incorporated by reference to Exhibit 10.2 to Holdings' Current Report on Form 8-K (File No.: 001-35113), filed June 24, 2020.)
10.7	DIP Backstop Commitment Letter, dated June 23, 2020 (Incorporated by reference to Exhibit 10.3 to Holdings' Current Report on Form 8-K (File No.: 001-35113), filed June 24, 2020.)
10.8	Form of Letter Agreement (Incorporated by reference to Exhibit 10.4 to Holdings' Current Report on Form 8-K (File No.: 001-35113), filed June 24, 2020.)
10.9
Amendment to Employment Agreement of Kenneth A. Martindale, dated June 18, 2020 (Incorporated by reference to Exhibit 10.5 to Holdings' Current Report on Form 8-K (File No.: 001-35113), filed June 24, 2020.)

10.10 *†	Employment Agreement by and among General Nutrition Centers, Inc., a Delaware corporation that is an indirect wholly owned subsidiary of GNC Holdings, Inc., and Carl Seletz, dated January 14, 2013.
10.11*	Stalking Horse Agreement, by and among GNC Holdings, Inc. and certain of its subsidiaries listed on Schedule I thereto and Harbin, dated August 7, 2020.
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*
Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted , as Adopted Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

*	Filed herewith.
**	In accordance with Item 601(a)(5) of Regulation S-K, certain schedules or similar attachments to the exhibit have been omitted from this filing.
†	Management contract or compensatory plan or arrangement of the Company required to be filed as an exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the persons undersigned thereunto duly authorized.

GNC HOLDINGS, INC.
(Registrant)

/s/ Tricia K. Tolivar
Date: August 10, 2020	Tricia K. Tolivar
Chief Financial Officer
(Principal Financial Officer)